Form 10-Q
period 2004-06-30
CUTERA INC
filed 2004-08-12
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Registrant’s common stock issued and outstanding as of August 3, 2004 was 10,709,025.

CUTERA, INC.

FORM 10-Q

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

In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” and similar expressions also identify forward-looking statements. Our actual results could differ materially from those forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results” and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$52,652	$10,290
Restricted cash	250	250
Short-term investments	6,090	—
Accounts receivable, net	6,543	7,597
Inventory	2,935	2,239
Current portion of deferred tax asset	2,107	1,699
Other current assets	993	879

Total current assets	71,570	22,954
Property and equipment, net	976	734
Intangibles, net	426	453
Deferred tax asset, net of current portion	46	57

Total assets	$73,018	$24,198

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Accounts payable	$2,387	$1,915
Accrued liabilities	5,317	5,709
Deferred revenue	1,046	1,125

Total current liabilities	8,750	8,749
Deferred rent	424	—
Deferred revenue, net of current portion	592	202

Total liabilities	9,766	8,951

Contingencies (Note 6):
Redeemable convertible preferred stock	—	7,372

Stockholders’ equity:
Common stock	11	2
Additional paid-in capital	61,253	7,579
Deferred stock-based compensation	(3,002)	(3,888)
Retained earnings	4,994	4,182
Other comprehensive loss	(4)	—

Total stockholders’ equity	63,252	7,875

Total liabilities and stockholders’ equity	$73,018	$24,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenue	$12,265	$9,018	$23,845	$15,614
Cost of revenue(1)	3,400	2,760	7,049	4,993

Gross profit	8,865	6,258	16,796	10,621

Operating expenses:
Sales and marketing	4,623	3,049	8,901	5,537
Research and development	1,047	683	2,006	1,435
General and administrative	1,909	1,179	3,978	2,261
Amortization of deferred stock compensation (1)	316	196	637	373

Total operating expenses	7,895	5,107	15,522	9,606

Income from operations	970	1,151	1,274	1,015
Interest and other income (expense), net	(2)	12	57	30

Income before income taxes	968	1,163	1,331	1,045
Provision for income taxes	(377)	(468)	(519)	(421)

Net income	$591	$695	$812	$624

Net income available to common stockholders used in basic earnings per share (see Note 3 Recent Accounting Pronouncements)	$576	$213	$648	$192

Net income per share: (see Note 7 Net Income Per Share)
Basic	$0.06	$0.10	$0.11	$0.09

Diluted	$0.05	$0.08	$0.07	$0.07

Weighted-average number of shares used in per share calculations:
Basic	10,289	2,071	5,997	2,036

Diluted	12,960	8,799	10,921	8,711

(1) Amortization of deferred stock compensation related to:

Cost of revenue	$39	$46	$90	$89

Operating expenses:
Sales and marketing	64	45	147	73
Research and development	105	73	204	145
General and administrative	147	78	286	155

	316	196	637	373

Total deferred stock compensation expense	$355	$242	$727	$462

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$812	$624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	194
Allowance for doubtful accounts	102	—
Stock based compensation	727	462
Reserve for excess and obsolete inventory	95	—
Change in deferred tax asset	(397)	—
Tax benefit related to employee stock options	88	—
Change in other comprehensive loss	(4)	—
Loss on disposal of assets	104	29
Changes in assets and liabilities:
Accounts receivable	952	(1,773)
Inventory	(791)	(220)
Other current assets	(114)	(51)
Accounts payable	472	433
Accrued liabilities	(545)	280
Deferred rent	424	—
Deferred revenue	311	402

Net cash provided by operating activities	2,482	380

Cash flows used in investing activities:
Acquisition of property and equipment	(565)	(246)
Purchase of short-term investments	(6,090)	—
Change in restricted cash	—	(60)

Net cash used in investing activities	(6,655)	(306)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	199	76
Proceeds from issuance of common stock, net	46,336	—

Net cash provided by financing activities	46,535	76

Net increase in cash and cash equivalents	42,362	150
Cash and cash equivalents at beginning of period	10,290	8,276

Cash and cash equivalents at end of period	$52,652	$8,426

Supplemental disclosure of cash flow information:
Conversion of preferred to common stock	$7,372	$—
Deferred stock-based compensation	$159	$—
Cash paid for taxes	$1,123	$213

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s final prospectus filed with the SEC on March 31, 2004. Upon completion of the Company’s initial public offering, the Company sold 3,629,800 shares of its common stock at a price of $14.00 per share receiving cash proceeds of $46.3 million, net of fees.

2. Accounting for Stock-Based Compensation

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$591	$695	$812	$624
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	283	236	581	453
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(352)	(274)	(661)	(517)

Pro forma net income	$522	$657	$732	$560

Pro forma net income available to common stockholders, used in basic earnings per share: (see Note 3 Recent Accounting Pronouncements)	$509	$202	$517	$124
Basic net income per share:
As reported	$0.06	$0.10	$0.11	$0.09

Pro forma	$0.05	$0.10	$0.09	$0.06

Diluted net income per share:
As reported	$0.05	$0.08	$0.07	$0.07

Pro forma	$0.04	$0.07	$0.07	$0.06

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.42%	1.73%	3.06%	2.04%
Expected life (in years)	4	4	4	4
Dividend yield	—%	—%	—%	—%
Volatility	60.6%	—%	59.8%	—%

3. Recent Accounting Pronouncements

In April 2004, the Emerging Issues Task Force issued Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” (“EITF 03-06”). EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and requires retroactive adjustment of prior period earnings per share to ensure comparability. The Company adopted EITF 03-06 during the period ended June 30, 2004 and has retroactively adjusted reported basic earnings per share for the three and six month periods ended June 30, 2003. There was no effect on diluted earnings per share.

4. Inventories, net (in thousands):

	June 30, 2004	December 31, 2003
Raw materials	$2,096	$1,110
Finished goods	839	1,129

	$2,935	$2,239

5. Warranty and Service Contracts

The Company has a direct field service organization in the United States that provides service for its products. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are provided on a service contract basis or on a time and materials basis.

Warranty reserve (in thousands):

Balance, December 31, 2003	$1,700
Add: Accruals for warranties issued in 2004	578
Less: Settlements made during the period	428

Balance, June 30, 2004	$1,850

Service contracts

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract.

Deferred service contract revenue (in thousands):

Balance, December 31, 2003	$1,322
Add: Payments received	1,043
Less: Revenue recognized	727

Balance, June 30, 2004	$1,638

Costs incurred under service contracts during the three months ended June 30, 2004 and 2003 amounted to $223,000 and $224,000, respectively. For the six months ended June 30, 2004 and 2003, costs incurred under service contracts were $352,000 and $355,000, respectively. All service contract costs are recognized as incurred.

6. Contingencies

In February 2002, Palomar Medical Technologies (“Palomar”) filed a lawsuit against the Company in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale the Company’s CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company is willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin the Company from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is defending the action vigorously, claiming that its products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, the Company has filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active and the parties are continuing with the discovery phase of this lawsuit, although either party may file a motion for summary judgment at any time, which could accelerate the litigation’s determination. The Company believes that it has meritorious defenses of non-infringement and invalidity in this action. However, litigation is unpredictable and the Company may not prevail in successfully defending or asserting its position. If the Company does not prevail, it may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform hair removal, currently representing substantially all of its revenues. The financial statements do not include any amounts related to this contingency.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

7. Net Income Per Share

The Company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and has retroactively adjusted reported earnings per share for the three and six month periods ended June 30, 2003 (see Note “3” Recent Accounting Pronoucements).

Basic net income per share is computed by dividing net income available to the common stockholders, by the weighted-average number of common shares outstanding during the period.

Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options, common stock subject to repurchase, warrants and redeemable convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$591	$695	$812	$624

Less Amount allocated to participating preferred stockholders:	(15)	(482)	(164)	(432)

Net income available to common stockholders –Basic	$576	$213	$648	$192

Net income available to common stockholders – Diluted	$591	$695	$812	$624
Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	10,289	2,071	5,997	2,036
Add: Dilutive potential common shares used in computing diluted net income per share:	2,671	6,728	4,924	6,675

Total weighted-average number of shares used in computing diluted net income per share	12,960	8,799	10,921	8,711

Anti-dilutive securities

The following outstanding options and warrants (prior to the application to the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Options to purchase common stock	$500	$222	$383	$410

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

Based in Brisbane, California, we sell our products directly in the United States, Canada, Australia, Japan and major European markets, and use distributors to sell our products in countries where we do not have a direct presence, or to complement our direct sales force in selected countries. We expect to generate a greater percentage of our revenue from international sales in the future. As of June 30, 2004, we had approximately 44 sales employees worldwide, and distributors located in more than 25 countries. As our international sales increase, currency fluctuations may affect our international revenue.

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

Results of Operations

Three months ended June 30, 2004 and June 30, 2003 and six months ended June 30, 2004 and June 30, 2003.

Net Revenue.

Revenue is derived from the sale of products and upgrades, and product service. For the three months ended June 30, 2004, net revenue increased $3.3 million, or 36.0%, from $9.0 million in the quarter ended June 30, 2003 to $12.3 million in the quarter ended June 30, 2004. U.S. and international revenues accounted for $1.2 million and $2.1 million of the increase, respectively. $2.6 million was attributable to higher sales of our CoolGlide Xeo products and upgrades, approximately $500,000 was attributed to other products and the remaining $235,000 increase was due to service revenues primarily from more service contracts sold.

For the six months ended June 30, 2004, net revenue increased $8.2 million, or 52.7%, from $15.6 million in the six months ended June 30, 2003 to $23.8 million in the six months ended June 30, 2004. U.S. and international revenues increased by $3.4 million and $4.8 million respectively. $7.8 million of the increase was attributable to sales of our CoolGlide Xeo products and upgrades. Service revenues also increased $394,000 from additional service contracts sold during this same period.

Cost of Revenue.

Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. For the three months ended June 30, 2004, cost of revenue increased $640,000, or 23.2%, from $2.8 million in the quarter ended June 30, 2003 to $3.4 million in the quarter ended June 30, 2004. The increase was primarily attributable to $343,000 of higher labor and overhead costs associated with the higher revenue volume and $297,000 in higher material costs. As a percentage of net revenue, cost of revenue decreased from 30.6% in the quarter ended June 30, 2003 to 27.7% in the quarter ended June 30, 2004, primarily due to reduced material costs.

For the six months ended June 30, 2004, cost of revenue increased $2.1 million, or 41.2%, from $5.0 million in the six months ended June 30, 2003 to $7.1 million in the six months ended June 30, 2004. The increase is primarily attributable to $1.1 million of higher labor and overhead costs associated with the higher revenue volume, $811,000 in higher material costs and other costs of approximately $300,000. As a percentage of net revenue, cost of revenue decreased from 32.0% in the quarter ended June 30, 2003 to 29.6% in the quarter ended June 30, 2004, primarily due to higher average selling prices.

Sales and Marketing.

Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops, trade shows and advertising. For the three months ended June 30, 2004, sales and marketing expenses increased $1.6 million, or 51.6%, from $3.0 million in the quarter ended June 30, 2003 to $4.6 million in the quarter ended June 30, 2004. The increase was primarily attributable to an increase of $789,000 in promotional efforts, $580,000 of personnel costs and $205,000 in travel due to the expansion of our direct sales force. Promotional efforts primarily include customer workshops and industry trade shows. As a percentage of net revenue, sales and marketing increased from 33.8% in the quarter ended June 30, 2003 to 37.7% in the quarter ended June 30, 2004.

For the six months ended June 30, 2004, sales and marketing expenses increased $3.4 million, or 60.8%, from $5.5 million in the six months ended June 30, 2003 to $8.9 million in the six months ended June 30, 2004. The increase was primarily attributable to an increase of $1.8 million in promotional efforts, $1.2 million of personnel costs and $379,000 in travel. Promotional efforts primarily include customer workshops and industry trade shows. As a percentage of net revenue, sales and marketing increased from 35.5% in the quarter ended June 30, 2003 to 37.3% in the quarter ended June 30, 2004.

Research and Development.

Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, and material costs. For the three months ended June 30, 2004, research and development expenses increased $364,000, or 53.3%, from $683,000 in the quarter ended June 30, 2003 to $1.0 million in the quarter ended June 30, 2004. The increase was primarily attributable to $186,000 of materials and outside services associated with new product development, facility expenses of $80,000 due to the move to our new Brisbane facility and $80,000 of other expenses. As a percentage of net revenue, research and development expenses increased from 7.6% in the quarter ended June 30, 2003 to 8.5% in the quarter ended June 30, 2004.

For the six months ended June 30, 2004 research and development expenses increased $571,000, or 39.8%, from $1.4 million in the six months ended June 30, 2003 to $2.0 million in the six months ended June 30, 2004. The increase was primarily attributable to approximately $169,000 of materials and outside services associated with new product development, facility expenses of $178,000 due to our new Brisbane facility and expenses associated with clinical studies of $131,000 and approximately $100,000 of other expenses. As a percentage of net revenue, research and development expenses decreased from 8.4% in the quarter ended June 30, 2003 to 9.2% in the quarter ended June 30, 2004.

General and Administrative.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees, and other general operating expenses. For the three months ended June 30, 2004, general and administrative expenses increased $730,000, or 61.9%, from $1.2 million in the quarter ended June 30, 2003 to $1.9 million in the quarter ended June 30, 2004. The increase was primarily attributable to $342,000 in increased audit and tax fees, insurance and other items associated with being a public company, $222,000 in increased personnel costs, and higher legal expenses associated with the Palomar litigation.

As a percentage of net revenue, general and administrative expenses increased from 13.1% in the quarter ended June 30, 2003 to 15.6% in the quarter ended June 30, 2004.

For the six months ended June 30, 2004, general and administrative expenses increased $1.7 million, or 76.0%, from $2.3 million in the six months ended June 30, 2003 to $4.0 million in the six months ended June 30, 2004. The increase was primarily attributable to approximately $733,000 of higher audit and tax fees, insurance and other items associated with being a public company, $291,000 lease settlement on our facility move, $323,000 of higher personnel expenses and $175,000 Allied Health legal settlement. As a percentage of net revenue, general and administrative increased from 14.5% in the quarter ended June 30, 2003 to 16.7% in the quarter ended June 30, 2004.

Interest and Other Income (Expense), Net.

For the three months ended June 30, 2004, interest and other income (expense), net decreased by $14,000 from income of $12,000 to an expense of $2,000 due to unfavorable foreign exchange losses offsetting our interest income. Interest and other income, net increased $27,000 in the six months ended June 30, 2004 from $30,000 in June 30, 2003 to $57,000 in June 30, 2004. The increase was primarily attributable to higher tax-exempt interest income from short-term investments offset by foreign exchange losses for the six months ended June 30, 2004.

Provision for Income Taxes.

Provision for income taxes decreased by $91,000 from $468,000 to $377,000 for the three months ended June 30, 2004 compared to the same period in 2003 due to lower net income. Provision for income taxes for the six months ended June 30, 2004 increased by $98,000 to $519,000 from a tax provision of $421,000 in June 30, 2003. The increase was attributable to higher net income. The effective tax rate for 2004 is expected to be approximately 39%. For 2003, the effective tax rate was approximately 40%.

Deferred Stock-Based Compensation.

For the three months ended June 30, 2004, stock compensation expense increased by $113,000 from $242,000 to $355,000 compared to the same period in 2003. Deferred stock-based compensation increased $266,000 from $461,000 in the six months ended June 30, 2003 to $727,000 in the six months ended June 30, 2004. We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, sales and marketing expenses, research and development expenses, and general and administrative expenses. Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are subsequently cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. As of June 30, 2004, our deferred stock-based compensation was $3.0 million. We currently expect to record remaining amortization expense for employee deferred stock-based compensation as follows:

For the Year	Amount
Six months ended December 31, 2004	$0.7 million
2005	$1.2 million
2006	$0.7 million
2007	$0.4 million

Stockholder’s Equity

Stock option grants are designed to reward employees, officers, and directors for their long-term contribution to the Company and to provide retention incentives for them. The number and frequency of stock option grants is based on competitive practices, the Company’s operating results, and government regulations. The following table shows the grant dilution and exercise dilution as of August 3, 2004:

Since inception
Shares of common stock outstanding	10,709,025

Options granted	6,146,257
Options cancelled	(1,222,160)

Net options granted	4,924,097
Grant dilution *	46.0%

Options exercised	741,238

Exercise dilution **	6.9%

*	The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.
**	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. For the six months ended June 30, 2004 and June 30, 2003, net cash provided in operating activities was $2.5 million and $380,000, respectively. The increase in cash provided by operating activities for the six-month period ended June 30, 2004 compared to the same period a year earlier primarily resulted from $812,000 in net income adjusted for $727,000 of stock-based compensation expense, a decrease in accounts receivable of $952,000 due to an improvement in cash collections efforts, offset by $791,000 increase in inventory for anticipated revenue shipments and a decrease of $545,000 in accrued liabilities due to our payment of accounting and legal fee accruals associated with our initial public offering.

Net Cash Used in Investing Activities. Net cash used in investing activities was $6.7 million and $306,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. For the six months ended June 30, 2004, we used $565,000 for capital purchases compared with $246,000 for the same period a year earlier. These capital purchases consisted of payments made for equipment and machinery relating to manufacturing, research and development, and office equipment relating to our new Brisbane facility. For the six months ended June 30, 2004, we also purchased $6.1 million of short-term investments.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $46.5 million and $76,000 for the six months ended June 30, 2004 and June 30, 2003, respectively. The increase in cash provided by financing activities for the six months ended June 30, 2004, compared to the same period a year earlier primarily resulted from net proceeds of $46.3 million from the sale of common stock, net of issuance, legal and accounting costs associated with our initial public offering. Increase in cash provided by financing activities was also attributable to $199,000 of proceeds from the exercise of stock options and our employee stock purchase plan.

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

As of June 30, 2004, we had $52.7 million in cash and cash equivalents and $6.1 million in short-term investments.

We believe that our current cash and investment balances and cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities would result in dilution to our stockholders. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

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

We are currently involved in a lawsuit brought by one of our public company competitors, Palomar Medical Technologies, which alleges that the manufacture, use and sale of our products for hair removal infringes a patent it has licensed. In the lawsuit, Palomar is attempting to stop us from selling our products for hair removal and to obtain compensatory and treble damages. We are defending ourselves by claiming that we do not infringe the patent and that the patent is invalid and unenforceable. Although we believe that these defenses are meritorious, litigation is unpredictable and we may not prevail. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. If found liable, we may also be ordered to stop selling any products that perform hair removal, which represented substantially all of our revenue in 2003. If found liable, we do not know whether we could redesign our products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to us may result in a decline in our stock price.

This litigation is active and the parties are continuing with the discovery phase of this lawsuit. Either party may file a motion for summary judgment at any time, which could accelerate the litigation’s determination. This litigation has been and will continue to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling. Whether or not we are successful in this lawsuit, this litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business.

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

In addition, some of our current and potential competitors have significantly greater financial, research and development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product lines. For example, ESC Medical purchased Coherent’s medical business in 2001 and the surviving company, Lumenis, incorporated competitive product lines and technologies of the predecessor companies into its current products. Given the relatively few competitors currently in the market, any business combination could exacerbate any existing competitive pressures, which could harm our business.

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

Any cash acquisition we pursue would diminish our available cash balances to us for other uses, and any stock acquisition would be dilutive to our stockholders. While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any acquisitions or collaborative projects.

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

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

•	a classified board of directors;

•	advance notice requirements to stockholders for matters to be brought at stockholder meetings;

•	a supermajority stockholder vote requirement for amending certain provisions of our Amended and Restated Certificate of Incorporation and Bylaws;

•	limitations on stockholder actions by written consent; and

•	the right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash primarily in money market instruments, municipal securities, U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations. These instruments have maturities of two years or less when acquired. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our short-term investment portfolio as of June 30, 2004 would have declined by $40,000.

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

Item 4. Controls and Procedures

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

As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal three and six months that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2002, Palomar Medical Technologies (“Palomar”) filed a lawsuit against the Company in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale the Company’s CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company is willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin the Company from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is defending the action vigorously, claiming that its products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, the Company has filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active and the parties are continuing with the discovery phase of this lawsuit, although either party may file a motion for summary judgment at any time, which could accelerate the litigation’s determination. The Company believes that it has meritorious defenses of non-infringement and invalidity in this action. However, litigation is unpredictable and the Company may not prevail in successfully defending or asserting its position. If the Company does not prevail, it may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform hair removal, currently representing substantially all of its revenues.

Item 2. Changes in Securities and Use of Proceeds

In April 2004, upon the closing of our initial public offering, we converted 7,372,000 shares of preferred stock to common stock. A total of 3,629,800 shares of common stock were sold in the offering including the underwriters over-allotment exercise at a price of $14.00 per share, resulting in gross proceeds of $50.8 million.

The underwriting discount was $3.5 million and other expenses related to the initial public offering totaled approximately $1 million. The Company’s net proceeds from the initial public offering were $46.3 million.

Of the approximately $46.3 million in net offering proceeds, through June 30, 2004, we have spent $4.6 million for sales and marketing initiatives, and $1.0 million for product research and development.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.	Description
31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

•	On April 29, 2004, we filed a Form 8-K under Item 9. announcing Mr. Timothy J. O’Shea’s election to our board of directors. We also announced the sale of an additional 529,800 shares of Common Stock to certain of our underwriters in connection with the exercise of their over-allotment option.

•	On May 3, 2004, we filed a Form 8-K under Item 7. announcing our first quarter 2004 results.

•	On June 9, 2004, we filed a Form 8-K under Item 9. announcing the increase in the number of directors on our board and the election of W. Mark Lortz as a member to the board of directors.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.

Date: August 12, 2004	/s/ Ronald J. Santilli
Ronald J. Santilli
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)