Form 10-Q
period 2004-09-30
CUTERA INC
filed 2004-11-12
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2004 was 10,782,442.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$55,911	$10,290
Restricted cash	—	250
Short-term investments	6,051	—
Accounts receivable, net	6,323	7,597
Inventory, net	3,109	2,239
Current portion of deferred tax asset	2,469	1,699
Other current assets	913	879

Total current assets	74,776	22,954
Property and equipment, net	943	734
Intangibles, net	412	453
Deferred tax asset, net of current portion	46	57

Total assets	$76,177	$24,198

Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity
Liabilities:
Accounts payable	$1,931	$1,915
Accrued liabilities	6,976	5,709
Deferred revenue	1,447	1,125

Total current liabilities	10,354	8,749
Deferred rent	536	—
Deferred revenue, net of current portion	594	202

Total liabilities	11,484	8,951

Contingencies (Note 5)

Redeemable convertible preferred stock	—	7,372

Stockholders’ equity:
Common stock	11	2
Additional paid-in capital	61,444	7,579
Deferred stock-based compensation	(2,630)	(3,888)
Retained earnings	5,872	4,182
Other comprehensive loss	(4)	—

Total stockholders’ equity	64,693	7,875

Total liabilities and stockholders’ equity	$76,177	$24,198

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenue	$12,703	$11,025	$36,548	$26,639
Cost of revenue(1)	3,408	3,613	10,454	8,606

Gross profit	9,295	7,412	26,094	18,033

Operating expenses:
Sales and marketing	4,677	3,573	13,578	9,110
Research and development	979	740	2,985	2,175
General and administrative	2,171	809	6,151	3,070
Amortization of deferred stock-based compensation (1)	317	437	954	810

Total operating expenses	8,144	5,559	23,668	15,165

Income from operations	1,151	1,853	2,426	2,868
Interest and other income (expense), net	198	(2)	255	28

Income before income taxes	1,349	1,851	2,681	2,896
Provision for income taxes	(472)	(754)	(991)	(1,175)

Net income	$877	$1,097	$1,690	$1,721

Net income available to common stockholders used in basic earnings per share:	$877	$345	$1,394	$529

Net income per share: (see Note 6 Net Income Per Share)
Basic	$0.08	$0.16	$0.18	$0.26

Diluted	$0.07	$0.12	$0.14	$0.19

Weighted-average number of shares used in per share calculations:
Basic	10,729	2,145	7,863	2,073

Diluted	13,085	8,862	11,922	8,924

(1) Amortization of deferred stock-based compensation related to:

Cost of revenue	$39	$101	$129	$189

Operating expenses:
Sales and marketing	63	159	211	233
Research and development	105	112	309	257
General and administrative	149	166	434	320

	317	437	954	810

Total deferred stock-based compensation expense	$356	$538	$1,083	$999

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,690	$1,721
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	335
Allowance for doubtful accounts	102	303
Stock-based compensation	1,083	999
Reserve for excess and obsolete inventory	95	126
Change in deferred tax asset	(759)	—
Tax benefit related to employee stock options	182	—
Loss on disposal of assets	104	—
Changes in assets and liabilities:
Accounts receivable	1,172	(3,668)
Inventory	(965)	(661)
Other current assets	(34)	(29)
Accounts payable	16	633
Accrued liabilities	985	589
Deferred rent	536	—
Deferred revenue	714	717

Net cash provided by operating activities	5,301	1,065

Cash flows used in investing activities:
Acquisition of property and equipment	(652)	(384)
Purchase of short-term investments	(6,055)	—
Change in restricted cash	250	(190)

Net cash used in investing activities	(6,457)	(574)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	441	85
Proceeds from issuance of common stock, net	46,336	—

Net cash provided by financing activities	46,777	85

Net increase in cash and cash equivalents	45,621	576
Cash and cash equivalents at beginning of period	10,290	8,276

Cash and cash equivalents at end of period	$55,911	$8,852

Supplemental disclosure of cash flow information:
Conversion of preferred stock to common stock	$7,372	$—
Deferred stock-based compensation	$175	$3,429
Cash paid for taxes	$1,833	$1,300

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

While the financial information furnished is unaudited, the condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet at December 31, 2003 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s final prospectus filed with the SEC on March 31, 2004. Upon completion of the Company’s initial public offering on April 5, 2004, the Company sold 3,629,800 shares of its common stock at a price of $14.00 per share receiving cash proceeds of $46.3 million, net of fees.

2. Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method and has adopted the disclosure-only provisions of SFAS No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro forma effects on net income as if it had elected to use the fair value approach to account for all its stock-based employee compensation plans. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date and are subject to periodic adjustment as the underlying equity instruments vest. Non-employee stock-based compensation charges are amortized over the vesting period, on a straight-line basis.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income, as reported	$877	$1,097	$1,690	$1,721
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	282	446	865	836
Less: Total stock-based employee compensation determined under fair-value based method for all awards, net of related tax effects	(378)	(516)	(1,039)	(1,581)

Pro forma net income	$781	$1,027	$1,516	$976

Pro forma net income available to common stockholders, used in basic earnings per share:	$781	$323	$1,251	$299
Basic net income per share:
As reported	$0.08	$0.16	$0.18	$0.26

Pro forma	$0.07	$0.15	$0.16	$0.14

Diluted net income per share:
As reported	$0.07	$0.12	$0.14	$0.19

Pro forma	$0.06	$0.04	$0.10	$0.03

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	3.00%	2.63%	3.04%	2.24%
Expected life (in years)	3.5	3.5	3.5	3.5
Dividend yield	—%	—%	—%	—%
Volatility	47.7%	—%	53.7%	—%

3. Inventory, net (in thousands)

	September 30, 2004	December 31, 2003
Raw materials	$1,877	$1,110
Finished goods	1,232	1,129

	$3,109	$2,239

4. Warranty and Service Contracts

The Company has a direct field service organization in the United States that provides service for its products. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are provided on a service contract basis or on a time and materials basis.

Warranty reserve (in thousands):
Balance, December 31, 2003	$1,700
Add: Accruals for warranties issued in 2004	1,306
Less: Settlements made during the period	(1,156)

Balance, September 30, 2004	$1,850

Service contracts

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract.

Deferred service contract revenue (in thousands):
Balance, December 31, 2003	$1,322
Add: Payments received	1,442
Less: Revenue recognized	(1,135)

Balance, September 30, 2004	$1,629

Costs incurred under service contracts during the three months ended September 30, 2004 and 2003, amounted to $170,000 and $213,000, respectively. For the nine months ended September 30, 2004 and 2003, costs incurred under service contracts were $578,000 and $572,000, respectively. For the three months ended September 30, 2004, costs incurred under service contracts decreased due to an overall reduction in service costs. All service contract costs are recognized as incurred.

5. Contingencies

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

6. Net Income Per Share

The Company adopted Emerging Issues Task Force Statement No. 03-06 “Participating Securities and the Two Class Method Under FASB Statement No. 128, Earnings Per Share” during the period ended June 30, 2004 and has retroactively adjusted reported earnings per share for the three and nine month periods ended September 30, 2003.

Basic net income per share is computed by dividing net income available to the common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted net income per share is computed by giving effect to all dilutive potential common shares, including options, common stock subject to repurchase, warrants and redeemable convertible preferred stock. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net income per share follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Net income	$877	$1,097	$1,690	$1,721
Less: Amount allocated to participating preferred stockholders:	—	(752)	(296)	(1,192)

Net income available to common stockholders – Basic	$877	$345	$1,394	$529
Net income available to common stockholders – Diluted	$877	$1,097	$1,690	$1,721
Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	10,729	2,145	7,863	2,073
Add: Dilutive potential common shares used in computing diluted net income per share:	2,356	6,717	4,059	6,851

Total weighted-average number of shares used in computing diluted net income per share	13,085	8,862	11,922	8,924

Anti-dilutive securities

The following outstanding options and warrants (prior to the application of the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Options to purchase common stock	758	44	508	326

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

Based in Brisbane, California, we sell our products directly in the United States, Canada, Australia, Japan and major European markets, and use distributors to sell our products in countries where we do not have a direct presence, or to complement our direct sales force in selected countries. As of September 30, 2004, we had approximately 45 sales employees worldwide, and distributors located in more than 25 countries. As our international sales increase, currency fluctuations may affect our international revenue. We derive revenue primarily from the sale of our aesthetic laser and other light-based products and upgrades. We also derive revenue from product service, which we expect to increase over time as our installed base grows and related warranties expire. As we introduce new products with greater functionality, our revenue tends to shift towards these newer products. Due to the high dollar revenue per system sold, variations in unit sales may significantly impact revenue in a given quarter.

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

Results of Operations

Three months ended September 30, 2004 and September 30, 2003 and nine months ended September 30, 2004 and September 30, 2003.

Net Revenue.

Revenue is derived from the sale of products, upgrades, and product service. For the three months ended September 30, 2004, compared to the same period in 2003, net revenue increased $1.7 million, or 15.2%, from $11.0 million to $12.7 million. Upgrade revenue increased $1.0 million, which was primarily due to our recently launched Titan upgrade product. Product and service revenue increased $500,000 and $200,000, respectively, during the three months ended September 30, 2004. The geographical source of the $1.7 million revenue increase was $1.5 million from international sales and $167,000 from U.S. sales. The large growth internationally occurred primarily in the Pacific Rim countries resulting from our sales force expansion and new product introductions. We expect a greater percentage of our revenue to be sourced from international sales through 2005.

For the nine months ended September 30, 2004, compared to the same period in 2003, net revenue increased $9.9 million, or 37.2%, from $26.6 million to $36.5 million. The primary reason for the increase was $7.9 million of product sales due to new product introductions and an expanding sales force. Upgrade revenue accounted for $1.2 million of the increase, while service revenue contributed $600,000 of the revenue growth. The geographical source of the $9.9 million increase was $6.3 million from international sales and $3.6 million from U.S. sales. The large growth internationally occurred primarily in the Pacific Rim countries resulting from our sales force expansion and new product introductions. We expect a greater percentage of our revenue to be sourced from international sales through 2005.

Cost of Revenue.

Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. For the three months ended September 30, 2004, compared to the same period in 2003, cost of revenue decreased $205,000, or 5.7%, from $3.6 million to $3.4 million. Cost of revenue as a percentage of net revenue, decreased from 32.8% to 26.8%, during the three months ended September 30, 2004, compared to same period in 2003. The decrease in cost of revenue was primarily attributable to reduced material costs, associated with a favorable product mix, and reduced overhead expenses associated with improved product reliability.

For the nine months ended September 30, 2004, compared to the same period in 2003, cost of revenue increased $1.8 million, or 21.5%, from $8.6 million to $10.4 million. Key contributors to this increase include; $785,000 of increased overhead costs, $733,000 of higher material costs associated with increased unit shipments, and $332,000 of higher labor costs. Cost of revenue as a percentage of net revenue, decreased from 32.3% to 28.6% during the nine months ended September 30, 2004, compared to same period in 2003. This improvement in margins was primarily attributable to a favorable product mix and reduced overhead expenses associated with improved product reliability.

Sales and Marketing.

Sales and marketing expenses consist primarily of personnel costs and costs related to customer-attended workshops, trade shows and advertising. For the three months ended September 30, 2004, compared to the same period in 2003, sales and marketing expenses increased $1.1 million, or 30.9%, from $3.6 million to $4.7 million. This increase was primarily attributable to an increase of $658,000 of personnel costs, $292,000 in promotional expenses, and $155,000 in travel costs due to the expansion of our direct sales force. Promotional expenses primarily include customer workshops and industry trade shows. As a percentage of net revenue, sales and marketing expenses increased from 32.4% in the three months ended September 30, 2003, to 36.8% in the three months ended September 30, 2004.

For the nine months ended September 30, 2004, compared to the same period in 2003, sales and marketing expenses increased $4.5 million, or 49%, from $9.1 million to $13.6 million. This increase was primarily attributable to an increase of $2.2 million in promotional expenses, $1.8 million of personnel costs and $508,000 in travel costs. Promotional expenses result primarily from customer workshops and industry trade shows. As a percentage of net revenue, sales and marketing expenses increased from 34.2% in the nine months ended September 30, 2003, to 37.2% in the nine months ended September 30, 2004.

Research and Development.

Research and development expenses consist primarily of personnel costs, clinical and regulatory costs, and material costs. For the three months ended September 30, 2004, compared to the same period in 2003, research and development expenses increased $239,000, or 32.3%, from $740,000 to $979,000. This increase was primarily attributable to $148,000 of higher material and personnel related costs for new product development and $91,000 of higher facility related expenses associated with the move to our new Brisbane, California location. As a percentage of net revenue, research and development expenses increased from 6.7% in the three months ended September 30, 2003, to 7.7 % in the three months ended September 30, 2004.

For the nine months ended September 30, 2004, compared to the same period in 2003, research and development expenses increased $810,000, or 37.2%, from $2.2 million to $3.0 million. This increase was primarily attributable to higher facility related expenses of $269,000 associated with the move to our new Brisbane, California location, $225,000 of higher expenses for material and outside services for new product development, and $184,000 of higher expenses associated with clinical studies. As a percentage of net revenue, research and development expenses for the nine months ended September 30, 2004, compared to the same period in 2003, remained flat at 8.2%.

General and Administrative.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees, and other general operating expenses. For the three months ended September 30, 2004, compared to the same period in 2003, general and administrative expenses increased $1.4 million, or 168%, from $809,000 to $2.2 million. This increase was primarily attributable to $673,000 of higher legal expenses; $221,000 of higher insurance costs and other items associated with being a public company; $187,000 in increased accounting, audit and tax fees; $142,000 of higher facility costs associated with the move to our new Brisbane, California location; and $141,000 in increased personnel costs.

As a percentage of net revenue, general and administrative expenses increased from 7.3% in the three months ended September 30, 2003, to 17.1% in the three months ended September 30, 2004.

For the nine months ended September 30, 2004, compared to the same period in 2003, general and administrative expenses increased $3.1 million, or 100%, from $3.1 million to $6.2 million. This increase was primarily attributable to the following: $656,000 of higher accounting, audit, and tax fees; $487,000 of higher legal expenses; $483,000 of higher insurance and other related expenses associated with being a public company; $464,000 of higher personnel expenses; $291,000 for the lease settlement on our Burlingame facility; and $175,000 for the legal settlement with Allied Health. As a percentage of net revenue, general and administrative expenses increased from 11.5% in the nine months ended September 30, 2003, to 16.8% in the nine months ended September 30, 2004.

Interest and Other Income (Expense), Net.

For the three months ended September 30, 2004, compared to the same period in 2003, interest and other income, net, increased from an expense of $2,000 to income of $198,000. This $200,000 increase, was due primarily to higher tax-exempt interest income from short-term investments. For the nine months ended September 30, 2004, compared to the same period in 2003, interest and other income, net, increased from $28,000 to $255,000. This $227,000 increase, was primarily attributable to $299,000 of higher interest income from short-term investments, offset by $72,000 of foreign exchange losses and other expenses.

Provision for Income Taxes.

Provision for income taxes for the three months ended September 30, 2004, compared to the same period in 2003, decreased from $754,000 to $472,000. This $282,000 decrease was due to lower income before income taxes and a lower effective tax rate. Provision for income taxes for the nine months ended September 30, 2004, compared to the same period in 2003, decreased from $1,175,000 to $991,000. This decrease of $184,000 was due to lower income before income taxes and a lower effective tax rate. As of September 30, 2004, the annualized effective tax rate for 2004 is expected to be approximately 37%. For 2003, the effective tax rate was approximately 40%. The decrease in the effective tax rate from 2003 to 2004, was primarily due to higher tax-exempt interest income in 2004.

Amortization of Deferred Stock-Based Compensation.

For the three months ended September 30, 2004, compared to the same period in 2003, amortization of deferred stock-based compensation expense decreased from $538,000 to $356,000. For the nine months ended September 30, 2004, compared to the same period in 2003, amortization of deferred stock-based compensation expense increased from $999,000 to $1,083,000. We record the amortization of deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the estimated fair value of our common stock at the time of grant. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, sales and marketing expenses, research and development expenses, and general and administrative expenses. Stock-based compensation expenses related to stock options granted to non-employees are recognized as the stock options are earned. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested options are subsequently cancelled. Our stock-based compensation expenses will fluctuate as the fair market value of our common stock fluctuates. As of September 30, 2004, our deferred stock-based compensation was $2.6 million. We currently expect to record remaining amortization expense for employee deferred stock-based compensation as follows:

Amount
Three months ended December 31, 2004	$0.4 million
For the year ended December 31, 2005	$1.1 million
For the year ended December 31, 2006	$0.7 million
For the year ended December 31, 2007	$0.4 million

Stockholder’s Equity

Stock option grants are designed to reward employees, officers, and directors for their long-term contribution to the Company and to provide retention incentives for them. The number and frequency of stock option grants are based on competitive practices, the Company’s operating results, and government regulations. The following table shows the grant dilution and exercise dilution as of October 31, 2004:

Since inception
Shares of common stock outstanding	10,782,442
Options granted	6,226,257
Options cancelled	(1,296,839)

Net options granted	4,929,418
Grant dilution *	45.7%
Options exercised	823,255
Exercise dilution **	7.6%

*	The percentage for grant dilution is computed based on options granted less options cancelled as a percentage of total outstanding shares of common stock.
**	The percentage for exercise dilution is computed based on options exercised as a percentage of total outstanding shares of common stock.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities. For the nine months ended September 30, 2004 and September 30, 2003, net cash provided by operating activities was $5.3 million and $1.1 million, respectively. For the nine months ended September 30, 2004, net cash provided by operating activities primarily resulted from net income of $1.7 million, adjusted for $1.1 million of non cash stock-based compensation expense; $1.2 million from a reduction of accounts receivable due to an improvement in cash collections efforts; $1.0 million from an increase in unpaid accrued liabilities associated with accounting, audit and legal fees; and $714,000 from an increase in deferred revenues; which was offset by $965,000 cash used to increase inventory for anticipated revenue shipments.

Net Cash Used in Investing Activities. Net cash used in investing activities was $6.5 million and $574,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Of the $6.5 million cash used in investing activities during the nine months ended September 30, 2004, $6.1 million was used to purchase short-term investments; $652,000 was used for purchasing property and equipment for manufacturing, research and development and our new Brisbane, California location. In addition, $250,000 was provided from the removal of restrictions on cash deposits with our bank.

Net Cash Provided by Financing Activities. Net cash provided by financing activities was $46.8 million and $85,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. Of the $46.8 million cash provided by financing activities for the nine months ended September 30, 2004, $46.3 million, net, was from the sale of common stock associated with our initial public offering; and $441,000 was attributable to the proceeds from the exercise of stock options and employee stock purchase plan.

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

As of September 30, 2004, we had $55.9 million in cash and cash equivalents and $6.1 million in short-term investments.

We have in place a line of credit which provides up to $400,000 in borrowings for the issuance of letters of credit. As of September 30, 2004, we had no drawings against this line of credit. The line of credit expires December 29, 2004.

We believe that our current cash and investment balances and cash generated from operations will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. If existing cash and cash generated from operations are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity or convertible debt securities would result in dilution to our stockholders. If additional funds are raised through the issuance of debt or preferred equity securities, these securities could have rights senior to those associated with our common stock, and could contain covenants that would restrict our operations. Any additional financing may not be available in amounts or on terms acceptable to us, or at all. If we are unable to obtain this additional financing, we may be required to reduce the scope of our planned product development and marketing efforts.

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

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or premarketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. For example, with regard to our recently introduced Titan product, we currently have FDA clearance to market the product in the U.S. for only dermal heating and we are currently seeking the ability to market it in the U.S. for wrinkle reduction. We have not received clearance from the FDA to market the Titan product for wrinkle reduction and we can provide no assurance that we will obtain such clearance. We cannot promote or advertise for this indication in the U.S. until we receive clearance. The FDA may require us to perform one or more clinical trials in support of a clearance for wrinkle reduction and such a trial may be costly, time-consuming, and a distraction to management. In the event that we do not obtain clearance for wrinkle reduction, our ability to market the Titan in the U.S. for that indication and revenue derived therefrom may be adversely affected. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer.

Medical devices may be marketed only for the indications for which they are approved or cleared and if we are found to be marketing our products for off-label, or non-approved, uses we may be subject to FDA enforcement action or have other resulting liability. We have obtained 510(k) clearance for the current treatments for which we offer our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase and operate our products. However, a state could change its regulations at any time disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Our products compete against similar products offered by public companies, such as Candela, Laserscope, Lumenis, Palomar, and Syneron as well as private companies such as Thermage. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

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

We keep limited materials and components on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to nine months in advance and enter into purchase orders on the basis of these requirements. Our limited historical experience may not provide us with enough data to accurately predict future demand. If our business expands, our demand for components and materials would increase and our suppliers may be unable to meet our demand. If we overestimate our component and material requirements, we will have excess inventory, which would increase our expenses. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our short-term investment portfolio. Our future investment income may fluctuate due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest our excess cash primarily in money market instruments, municipal securities, U.S. government securities and investment-grade marketable debt securities of financial institutions and corporations. These instruments have maturities of two years or less when acquired. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our short-term investment portfolio as of September 30, 2004 would not have a material change.

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

As required by Securities and Exchange Commission Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

In April 2004, upon the closing of our initial public offering, we converted 4,725,000 shares of preferred stock to common stock. A total of 3,629,800 shares of common stock were sold in the offering including the underwriters over-allotment exercise at a price of $14.00 per share, resulting in gross proceeds of $50.8 million.

The underwriting discount was $3.5 million and other expenses related to the initial public offering totaled approximately $1 million. The Company’s net proceeds from the initial public offering were $46.3 million.

Of the approximately $46.3 million in net offering proceeds, from April 1, 2004 through September 30, 2004, we have spent $9.0 million for sales and marketing initiatives, $2.0 million for product research and development, and $4.1 million for general corporate matters.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

Exhibit No.		Description
10.8	†	Third, Fourth and Fifth Amendments to the Sales Agent Agreement dated February 14, 2003 by and between Registrant and PSS World Medical, Inc.

31.1		Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of the Company’s Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of the Company’s Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.

(b) Reports on Form 8-K.

On August, 2004, we filed a Form 8-K under Item 7, announcing our second quarter 2004 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.

Date: November 12, 2004	/s/ Ronald J. Santilli
Ronald J. Santilli
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)