Form 10-Q
period 2005-03-31
CUTERA INC
filed 2005-05-16
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ________ to ________.

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

The number of shares of Registrant’s common stock issued and outstanding as of March 31, 2005 was 11,249,255.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$10,262	$7,070
Marketable investments	58,847	59,200
Accounts receivable, net	5,925	6,643
Inventory	3,743	3,004
Deferred tax asset	2,290	2,284
Other current assets	1,110	878

Total current assets	82,177	79,079

Property and equipment, net	1,054	1,071
Intangibles, net	385	399

Total assets	$83,616	$80,549

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$967	$1,195
Accrued liabilities	7,535	8,194
Deferred revenue	1,184	1,171

Total current liabilities	9,686	10,560

Deferred rent	760	648
Deferred revenue, net of current portion	835	833
Non-current portion of deferred tax liability	60	52

Total liabilities	11,341	12,093

Contingencies (Note 8)

Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	64,721	62,738
Deferred stock-based compensation	(1,863)	(2,226)
Retained earnings	9,428	7,942
Other comprehensive loss	(22)	(9)

Total stockholders’ equity	72,275	68,456

Total liabilities and stockholders’ equity	$83,616	$80,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net revenue	$15,147	$11,580
Cost of revenue(1)	4,014	3,647

Gross profit	11,133	7,933

Operating expenses:
Sales and marketing	5,748	4,279
Research and development	1,081	959
General and administrative	2,071	2,069
Amortization of stock-based compensation(2)	397	321

Total operating expenses	9,297	7,628

Income from operations	1,836	305
Interest and other income, net	286	58

Income before income taxes	2,122	363
Provision for income taxes	(636)	(142)

Net income	$1,486	$221

Net income available to common stockholders used in basic earnings per share	$1,486	$72

Net income per share
Basic	$0.13	$0.03

Diluted	$0.11	$0.02

Weighted-average number of shares used in per share calculations:
Basic	11,093	2,292

Diluted	13,532	9,411

(1) Cost of revenue includes amortization of stock-based compensation of:	$29	$51

(2) Amortization of stock-based compensation is attributable to the following operating expense categories:
Sales and marketing	52	83
Research and development	104	99
General and administrative	241	139

	397	321

Total amortization of stock-based compensation	$426	$372

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,486	$221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161	123
Allowance for doubtful accounts	(39)	52
Reserve for excess and obsolete inventory	250	—
Stock based compensation	426	372
Change in deferred tax asset	2	(332)
Tax benefit related to employee stock options	553	56
Loss on disposal of fixed assets	—	104
Changes in assets and liabilities:
Accounts receivable	757	862
Inventory	(989)	(547)
Other current assets	(232)	(1,042)
Accounts payable	(228)	305
Accrued liabilities	(659)	544
Deferred rent	112	312
Deferred revenue	15	(5)

Net cash provided by operating activities	1,615	1,025

Cash flows from investing activities:
Acquisition of property and equipment	(130)	(363)
Proceeds from sales of marketable investments	3,950	—
Proceeds from maturities of marketable investments	1,010	—
Purchase of short term investments	(4,620)	—

Net cash provided by (used in) investing activities	210	(363)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,367	26

Net cash provided by financing activities	1,367	26

Net increase in cash and cash equivalents	3,192	688
Cash and cash equivalents at beginning of period	7,070	10,290

Cash and cash equivalents at end of period	$10,262	$10,978

Supplemental disclosure of non-cash activities:
Deferred stock-based compensation, net of terminations	$63	$(102)
Subscription receivable	$—	$40,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Cutera, Inc. (the “Company” or “Cutera”), a Delaware corporation, and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

The financial information furnished is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (“SEC”) on March 25, 2005.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and have not changed significantly as of March 31, 2005.

Note 2. Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro forma effects on net income as if it had elected to use the fair value approach to account for all its stock-based employee compensation plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$1,486	$221
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	270	296
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(497)	(469)

Pro forma net income	$1,259	$48

Pro forma net income available to common stockholders, used in basic earnings per share:	$1,259	$16

Basic net income per share:
As reported	$0.13	$0.03

Pro forma	$0.11	$0.01

Diluted net income per share:
As reported	$0.11	$0.02

Pro forma	$0.09	$0.01

In computing these pro forma amounts, the Company has used the minimum value method for options granted prior to January 15, 2004 (the date of the first filing of the Company’s Form S-1 in connection with its initial public offering) and the fair value method for options granted after this date.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date. The compensation expense for non-employee option grants is recognized over the expected service period on a straight-line basis.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average shares subject to repurchase. Diluted net income per share is computed by giving effect to all potential dilutive common stock, including options, warrants and common stock subject to repurchase. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Numerator:
Net income	$1,486	$221
Less: Amount allocated to participating preferred stockholders	—	(149)

Net income available to common stockholders—Basic	$1,486	$72

Net income available to common stockholders—Diluted	$1,486	$221

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	11,093	2,292
Dilutive potential common shares used in computing diluted net income per share	2,439	7,119

Total weighted-average number of shares used in computing diluted net income per share	13,532	9,411

Anti-dilutive securities

The following outstanding options (prior to the application to the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended March 31,
	2005	2004
Options to purchase common stock	1	—

Note 4. Inventory

Inventory consists of the following (in thousands):

	March 31, 2005	December 31, 2004
Raw materials	$1,912	$1,510
Finished goods	1,831	1,494

	$3,743	$3,004

Note 5. Warranty and Service Contracts

The Company has direct field service organization in the United States, Canada and Japan that provides service for its products in these countries. The Company has third party service providers in all other locations. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis.

Warranty reserve (in thousands):

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Balance at December 31, 2004 and 2003	$1,850	$1,700
Add: Accruals for warranties issued	553	578
Less: Settlements made	(553)	(428)

Balance, March 31, 2005 and 2004	$1,850	$1,850

Service contracts

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
Balance at December 31, 2004 and 2003	$1,906	$1,327
Add: Payments received	559	336
Less: Revenue recognized	(482)	(341)

Balance, March 31, 2005 and 2004	$1,983	$1,322

Costs incurred under service contracts during the three months ended March 31, 2005 and 2004 amounted to $188,000 and $223,000, respectively.

NOTE 6. Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized losses on marketable investments represent the only component of other comprehensive income that is excluded from net income. The changes in components of other comprehensive income for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$1,486	$221
Change in unrealized loss on available-for-sale investments	(13)	0

Comprehensive income	$1,473	$221

NOTE 7. Income Taxes

Our interim effective income tax rate is based on our best estimate of our annual effective income tax rate. The effective tax rate for the three months ended March 31, 2005 and 2004 was 30% and 39%, respectively. For the year ending December 31, 2005, the Company expects the effective tax rate to be 33%. These rates reflect applicable United States federal and state tax rates and the tax impact of foreign operations, offset by research and development tax credits, and tax exempt interest income. The lower effective tax rate of 30% in the first quarter of 2005 resulted primarily from lower stock-based compensation charges for incentive stock options that are not tax deductible, and an adjustment associated with a release of tax reserves due to the settlement of a previously uncertain tax position.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $217, 000 at March 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

The Company does not anticipate it will apply the above provision to qualifying earnings repatriations in fiscal year 2005, however, the Company will continue to analyze and assess whether such repatriation would be practical.

NOTE 8. Contingencies

In February 2002, Palomar Medical Technologies (“Palomar”) filed a lawsuit against the Company in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale the Company’s CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company is willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin the Company from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is defending the above actions vigorously, claiming that its products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, the Company has filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active and the parties are moving toward trial, although a trial date has not yet been set by the court. The court recently held a hearing on the Company’s summary judgment motion but has not yet issued a ruling. The outcome of this motion could accelerate the litigation’s determination.

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products using pulsed-light technology for hair removal, the Company is willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin the Company from selling products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is not scheduled to make its initial appearance in this case until July 2005.

The Company believes that it has meritorious defenses of non-infringement and invalidity in these actions. However, litigation is unpredictable and the Company may not prevail in successfully defending or asserting its position. If the Company does not prevail, it may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform laser- or pulse-light based hair removal. Most of our products include an application for hair removal.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The Company is currently evaluating the impact of the adoption of this Statement, which must be adopted in the first quarter of fiscal year ending on December 31, 2006, based on the delayed effective date according to rules approved by the SEC in April 2005.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2004 as contained in our annual report on Form 10-K filed with the SEC on March 25, 2005. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the U.S. federal securities laws that involve risks and uncertainties. In this report, the words “anticipate,” “believe,” “expect,” “intend,” “future,” and similar expressions identify forward-looking statements. These statements include statements relating to our expectations as to future capital expenditures and requirements, growth in our operations, the impact of exchange rate volatility, and the current litigation against Palomar Medical Technologies. Our actual results could differ materially from the forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results” commencing on page 15 and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. MD&A is organized as follows:

•	Company description. This section provides a brief general description of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated income statements.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements that are applicable to our Company.

•	Factors affecting future operating results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed below and elsewhere in this report.

Company Description.

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetic systems to the professional aesthetic market. Our easy-to-use families of products—CoolGlide, Xeo and Solera—enable dermatologists, plastic surgeons, gynecologists, primary care physicians and other qualified practitioners to perform safe, effective and non-invasive aesthetic procedures for their patients.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research, regulatory, sales, marketing and administrative activities. Outside the United States, we operate direct sales and service facilities in Canada, Germany and Japan and have a direct sales presence in Australia, France, Spain and the United Kingdom. As of March 31, 2005, we had approximately 54 direct sales and sales support employees worldwide, a global network of distributors located in more than 25 countries, and a distributor relationship in the United States with PSS World Medical, an organization of over 750 medical product sales consultants covering a wide range of medical specialties.

Results of Operations

The following table sets forth selected consolidated financial data for the three month periods indicated, expressed as a percentage of total revenue.

	Three Months Ended March 31,
	2005	2004
Consolidated Statement of Operations:

Revenue Mix By Geography:
Revenue from United States customers	69%	64%
Revenue from International customers	31%	36%

	100%	100%

Revenue Mix By Product:
Product revenue	83%	90%
Product upgrade revenue	11%	5%
Service and other revenue	6%	5%

	100%	100%

Operating Ratios:
Total gross profit	73%	69%

Operating expenses:
Sales and marketing	38%	37%
Research and development	7%	8%
General and administrative	14%	18%
Amortization of stock-based compensation	2%	3%

Total operating expenses	61%	66%

Income from operations	12%	3%
Interest and other income, net	2%	0%

Income before income taxes	14%	3%
Provision for income taxes	4%	1%

Net income	10%	2%

Three months ended March 31, 2005 and March 31, 2004

Net Revenue.

Revenue is derived primarily from the sale of products, upgrades and product service. For the three months ended March 31, 2005, compared to the same period in 2004, total revenue increased by $3.6 million, or 31%. This was the result of a $2.2 million, or 21%, increase in product revenue; $1.0 million, or 148%, increase in upgrade revenue; and $0.4 million, or 75%, increase in service and other revenue. The geographical sourcing of the $3.6 million increase was $3.0 million from US revenue and $0.6 million from international revenue. Our revenue growth was primarily attributable to the expansion of our direct sales force, higher revenue from our premium multi-application Xeo product and the introduction of our new Solera Titan table top platform in the fourth quarter of 2004.

Cost of Revenue.

Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. Cost of revenue increased $367,000, or 10%, for the three months ended March 31, 2005, compared to the same period in 2004. The absolute dollar increase in cost of revenue resulted primarily from increased material, labor, and overhead costs associated with increased sales volume of our products. Cost of revenue as a percentage of net revenue decreased due to a favorable product mix towards higher margin products, reduced overhead expenses associated with improved product reliability and as a result of fixed overhead costs being spread over increased production volume.

Sales and Marketing.

Sales and marketing expenses consist primarily of personnel costs, and expenses associated with customer-attended workshops, trade shows and advertising. For the three months ended March 31, 2005, compared to the same period in 2004, sales and marketing expenses increased $1.5 million, or 34%. This increase was primarily attributable to $1.3 million of higher personnel expenses resulting from increased headcount and commissions and $154,000 of higher travel costs associated with our direct sales force expansion.

Research and Development.

Research and development expenses consist primarily of personnel, clinical and regulatory, and material costs. For the three months ended March 31, 2005, compared to the same period in 2004, research and development expenses increased $122,000 or 13%. This increase primarily resulted from higher personnel expenses in engineering.

General and Administrative.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees, and other general administrative expenses. For the three months ended March 31, 2005 and 2004, general and administrative expenses were $2.1 million. Personnel related costs increased by $378,000 due primarily to higher headcount, and legal expenses increased by $243,000 due primarily to our patent litigation. This was offset by lower expenses incurred in the three months ended March 31, 2004, but not in the same period in 2005, including, costs associated with moving our facilities from Burlingame to Brisbane, California, of $291,000, and a litigation settlement of $175,000.

Interest and Other Income, Net.

For the three months ended March 31, 2005, compared to the same period in 2004, interest and other income, net, increased by $228,000. This increase was primarily attributable to higher tax-exempt interest income resulting from the higher cash and investment balances during the three months ended March 31, 2005, compared to the same period in 2004.

Provision for Income Taxes.

Provision for income taxes for the three months ended March 31, 2005 was $636,000, compared to $142,000 for the same period in 2004. For the three months ended March 31, 2005, our effective tax rate was 30%, compared to 39% for the same period in 2004. This decrease in effective tax rate, resulted primarily from lower stock-based compensation charges for incentive stock options that are not tax deductible and an adjustment associated with a release of tax reserves due to the settlement of a previously uncertain tax position.

Amortization of Stock-Based Compensation.

Amortization of stock-based compensation was $426,000 for the three months ended March 31, 2005, compared to $372,000 in the same period in 2004. We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the estimated fair value of our common stock at the time of grant. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and a compensation charge recorded over the period that the options are expected to be earned by the non-employee. Deferred stock-based compensation is amortized on a straight-line basis to cost of revenue, sales and marketing expenses, research and development expenses and general and administrative expenses. As of March 31, 2005, the unamortized balance of our deferred stock-based compensation was $1.9 million. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested employee options are subsequently cancelled. We expect to record amortization expense for deferred stock-based compensation relating to employee and non-employee stock based compensation as follows:

Year	Amount
2005 (April 1, 2005 to December 31, 2005)	$0.8 million
2006	$0.7 million
2007	$0.4 million

Total deferred stock-based compensation balance as of March 31, 2005	$1.9 million

Liquidity and Capital Resources

Cash Provided by Operations.

Net cash provided by operations was $1.6 million for the three months ended March 31, 2005 and was attributable primarily to net income of $1.5 million; adjustments for non-cash benefits related to deferred taxes for employee stock options of $553,000 and amortization of deferred stock-based compensation of $426,000; and a reduction in accounts receivable of $757,000. This was offset by cash used to increase inventories by $989,000 and a reduction in accrued liabilities of $659,000. The decrease in accounts receivable is due to collections of the cyclically high revenue generated in December 2004. The increase in inventory in the first quarter ended March 31, 2005 was attributable to the planned ramp-up of production for the Solera tabletop products. Accrued liabilities decreased from December 31, 2004 due to the pay down of year end accruals relating primarily to sales commissions and professional services.

Our net cash flow from operations for the three months ended March 31, 2004 was $1.0 million. This was attributable primarily to net income of $221,000, adjusted for non-cash charges related to amortization of deferred stock-based compensation of $372,000, and a reduction of accounts receivable by $862,000 due to an increase in customer collections. This was partly offset by cash used to increase inventories by $547,000 and an increase in other assets by $1,042,000.

Cash Provided by (Used in) Investing Activities.

Net cash provided by investing activities was $210,000 for the three months ended March 31, 2005, which was primarily due to net proceeds from the sale and maturities of marketable investments of $340,000, offset by $130,000 used to purchase property and equipment.

Net cash used in investing activities for the three months ended March 31, 2004 was $363,000, which consisted of capital expenditures for equipment and machinery relating to manufacturing, research and development, and other operating activities.

Cash Provided by Financing Activities.

Net cash provided by financing activities for the three months ended March 31, 2005 and 2004, was $1,367,000 and $26,000,

respectively, which was attributable to proceeds from the exercise of stock options.

Summary

In April 2004, we received net proceeds of $46.3 million from our initial public offering of common stock. As of March 31, 2005, we had cash, cash equivalents and marketable investments of $69.1 million. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments held for use in current operations are classified in current assets as “Marketable Investments.”

As disclosed in Note 8 to the Notes to Condensed Consolidated Financial Statements—“Contingencies,” we are involved in patent litigation with Palomar Medical Technologies, Inc. Since the outcome of this litigation is unpredictable, no expense has been recorded with respect to the contingent liability associated with this matter. If we do not prevail in this litigation, we could be ordered to pay substantial damages, which could adversely impact the working capital available for use in future operations.

We believe that our current cash and investment balances, and future cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Contractual Cash Obligations

The following table discloses aggregate information about the Company’s contractual obligations for minimum lease payments related to facility leases and the periods in which these payments are due as of at March 31, 2005 (in thousands).

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,093	$678	$1,406	$1,871	$5,138

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. The Company is currently evaluating the impact of the adoption of this Statement, which must be adopted in the first quarter of our fiscal year ending on December 31, 2006, based on the delayed effective date according to rules approved by the SEC in April 2005.

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

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications, if clearances for future products and indications are delayed or not issued, or if there are federal or state level regulatory changes, our commercial operations would be harmed

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. For example, with regard to our recently introduced Titan product, we currently have FDA clearance to market the product in the United States for only dermal heating and we are currently seeking the ability to market it in the United States for treating wrinkles. We have not received clearance from the FDA to market the Titan product for treating wrinkles and we can provide no assurance that we will obtain such clearance. We cannot promote or advertise for this indication in the United States until we receive clearance. The FDA may require us to perform one or more clinical trials in support of a clearance for treating wrinkles and such a trial may be costly, time-consuming, and a distraction to management. In the event that we do not obtain FDA clearance for treating wrinkles, our ability to market the Titan in the U.S. for that indication and revenue derived there from may be adversely affected. The FDA’s 510(k) clearance process usually takes from three to twelve months, but it can last longer.

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

Our ability to compete depends upon our ability to innovate, to develop and commercialize new products and product enhancements, and to identify new markets for our technology

We have created products to apply our technology to hair removal, treatment of veins, skin rejuvenation, treatment of pigmented lesions and treatment of wrinkles. Currently, these applications represent the majority of laser and other light-based aesthetic procedures. To be successful in the future, we must develop new and innovative applications of laser and other light-based technology, identify new markets for our existing technology, and develop new technology that is not light-based. To successfully expand our product offerings, we must:

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

Every year since 2000, we have introduced at least one new product and a corresponding upgrade to our existing products. Historically, these introductions have been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make annual product introductions that we can sell to new customers and to existing customers as upgrades. In the future we plan to invest between 8-10% of net revenue in our research and development department. Even with a significant investment in research and development, we may be unable, however, to continue to develop new products and technologies annually, or at all, which could adversely affect our expected growth rate.

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

Since February 2002, we have been involved in a lawsuit brought by one of our public company competitors, Palomar Medical Technologies, which alleges that the manufacture, use and sale of our products for laser-based hair removal infringes a patent it has licensed. In the lawsuit, Palomar is attempting to stop us from selling our products for laser-based hair removal and to obtain compensatory and treble damages. We are defending ourselves by claiming that we do not infringe the patent and that the patent is invalid and unenforceable. The litigation is active and the parties are moving toward trial, although a trial date has not yet been set by the court. The court recently held a hearing on the Company’s summary judgment motion but has not yet issued a ruling. The outcome of this motion could accelerate the litigation’s determination.

In April 2005, Palomar filed a second lawsuit in this same court, alleging that the manufacture, use and sale of our products for pulsed-light-based hair removal infringes two patents it has licensed. The Company is not scheduled to make its initial appearance in this case until July 2005.

Although we believe that our defenses are meritorious, litigation is unpredictable and we may not prevail. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform hair removal. Most of our products include an application for hair removal. If found liable, we do not know whether we could redesign our products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to us may result in a decline in our stock price.

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

We may become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect our own intellectual property. We have been, and may hereafter become, involved in litigation to protect the trademark rights associated with our company name or the names of our products. We have only recently adopted the name “Cutera,” and do not know whether others will assert that our company name infringes their trademark rights. In addition, names we choose for our products, such as CoolGlide, may be claimed to infringe names held by others. If we have to change the name of our company or products, we may experience a loss in goodwill associated with our brand name, customer confusion and a loss of sales.

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

Intellectual property rights may not provide adequate protection for some or all of our products, which may permit third parties to compete against us more effectively

We rely on patent, copyright, trade secret and trademark laws, and confidentiality agreements to protect our technology and products. We have four issued U.S. patents, mostly covering our ClearView handpiece design and cooling method. Some of our other components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not, be protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products, and use manufacturing processes, that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Competition among providers of laser and other light-based devices for the aesthetic market is characterized by rapid innovation, and we must continuously develop new products or our revenues may decline

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while our CoolGlide product was the first long-pulse Nd:YAG, or long wavelength, laser system cleared by the FDA for permanent hair reduction on all skin types, competitors have subsequently introduced systems that utilize Nd:YAG lasers, and received FDA clearances to market these products as treating all skin types. We expect that any competitive advantage we may enjoy from other current and future innovations, such as combining multiple handpieces in a single system to treat a variety of applications, may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue may decline as our customers purchase our competitors’ products.

To successfully market and sell our products internationally, we must address many issues with which we have little or no experience

In the future, we expect our revenue from international operations to comprise a growing percentage of our overall revenue. In 2004, 34% of our revenue was derived from international sales. We currently depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform we may be unable to increase or maintain our level of international revenue. We will need to attract additional distributors to grow our business and expand the territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to do so successfully, our revenue from international operations may be adversely affected.

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

If we modify one of our FDA-approved devices, we may need to seek re-approval, which, if not granted, would prevent us from selling our modified products or cause us to redesign our products

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearances or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

Reliance on Key Distributor

In November 2003, the Company entered into a distribution arrangement with PSS World Medical, an organization of over 750 U.S. medical product sales consultants covering a wide range of medical specialties. The arrangement is scheduled to continue until December 2005, but will automatically be renewed for successive one-year terms, unless earlier terminated by either party. PSS World Medical sales representatives work in coordination with our sales force to locate additional customers for our products. If PSS World Medical does not continue performing under the arrangement or terminates the arrangement or encounters financial difficulties, it may have a material adverse effect on our business, financial condition, results of operations and future cash flows.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be a critical factor in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

Our financial results will be affected by the changed accounting rules governing the recognition of stock-based compensation expense

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans, net of related tax effect, of $270,000 and $296,000 in the three months ended March 31, 2005 and 2004, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Included in our Quarterly Reports on Form 10-Q we have provided such disclosures in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges, net of tax, would have been significantly higher than the intrinsic value method used by us. The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in the first quarter of fiscal 2006 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our losses by the additional amount of such stock option charges.

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

To achieve timely compliance with Section 404, in 2004 we began a process to document and evaluate our internal controls over financial reporting. Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert that such internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective as of December 31, 2005, our business may be harmed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximize yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of March 31, 2005 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Control over Financial Reporting. There have been no significant changes in our internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require us to include an internal control report from management in our annual report on Form 10-K for the year ending December 31, 2005 and in subsequent annual reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of our internal control over financial reporting, (3) management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that our Independent Registered Public Accounting Firm has issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, we have been conducting a process to document and evaluate our internal controls over financial reporting since 2004. In this regard, we have dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. We believe our process for documenting, evaluating and monitoring our internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

We are continuing our evaluation of our internal controls versus the standards adopted by the Public Company Accounting Oversight Board (PCAOB). Given the risks inherent in the design and operation of internal controls over financial reporting, we can provide no assurance as to our, or our Independent Registered Public Accounting Firm’s, conclusions at December 31, 2005 with respect to the effectiveness of our internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the SEC of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by the SEC Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2002, Palomar Medical Technologies (“Palomar”) filed a lawsuit against the Company in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale the Company’s CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company is willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin the Company from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is defending the above actions vigorously, claiming that its products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, the Company has filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active and the parties are moving toward trial, although a trial date has not yet been set by the court. The court recently held a hearing on the Company’s summary judgment motion but has not yet issued a ruling. The outcome of this motion could accelerate the litigation’s determination.

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products using pulsed-light technology for hair removal, the Company is willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin the Company from selling products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is not scheduled to make its initial appearance in this case until July 2005.

The Company believes that it has meritorious defenses of non-infringement and invalidity in these actions. However, litigation is unpredictable and the Company may not prevail in successfully defending or asserting its position. If the Company does not prevail, it may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform laser- or pulse-light based hair removal. Most of our products include an application for hair removal.

Item 2. Changes in Securities and Use of Proceeds

In April 2004, upon the closing of our initial public offering, we raised net offering proceeds of $46.3. Of this amount, through March 31, 2005, we have spent approximately $20.5 million for sales and marketing initiatives, $4.3 million for product research and development, and $8.3 million for legal and general corporate purposes. In addition, the Company invested the proceeds from the offering in investment-grade, interest-bearing, Marketable Investments.

We did not sell any unregistered securities during the period covered by this quarterly report on Form 10-Q.

Item 6. Exhibits

Exhibits

Exhibit No.	Description

3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2004 Equity Incentive Plan.

10.4(1)	2004 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated November 12, 1999 by and among the Registrant and certain stockholders.

10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.

10.7(1)†	Sales Agent Agreement dated February 14, 2003 by and between the Registrant and PSS World Medical, Inc. and the Amendments thereto.

10.8(3)†	Third, Fourth and Fifth Amendments to the Sales Agent Agreement dated February 14, 2003 by and between Registrant and PSS World Medical, Inc.

10.9(2)†	Sixth Amendment to the Sales Agent Agreement dated November 10, 2004 by and between Registrant and PSS World Medical, Inc.

31.1	Certification of the Company’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Company’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Chief Executive and Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.

(2)	Incorporated by reference from our Annual Report on Form 10-K filed on March 25, 2005.

(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 12, 2004.

†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.

Date: May 16, 2005	/s/ Ronald J. Santilli
Ronald J. Santilli
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)