Form 10-Q
period 2005-06-30
CUTERA INC
filed 2005-08-15
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of Registrant’s common stock issued and outstanding as of August 11, 2005 was 11,628,170.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$6,957	$7,070
Marketable investments	67,762	59,200
Accounts receivable, net	5,875	6,643
Inventory	4,006	3,004
Deferred tax asset	2,284	2,284
Other current assets	1,554	878

Total current assets	88,438	79,079
Property and equipment, net	1,037	1,071
Intangibles, net	372	399

Total assets	$89,847	$80,549

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,243	$1,195
Accrued liabilities	8,542	8,194
Deferred revenue	1,272	1,171

Total current liabilities	11,057	10,560
Deferred rent	872	648
Deferred revenue, net of current portion	958	833
Non-current portion of deferred tax liability	60	52

Total liabilities	12,947	12,093

Contingencies (Note 8)
Stockholders’ equity:
Common stock	11	11
Additional paid-in capital	66,211	62,738
Deferred stock-based compensation	(1,442)	(2,226)
Retained earnings	12,132	7,942
Other comprehensive loss	(12)	(9)

Total stockholders’ equity	76,900	68,456

Total liabilities and stockholders’ equity	$89,847	$80,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net revenue	$17,570	$12,265	$32,717	$23,845
Cost of revenue(1)	4,883	3,400	8,896	7,049

Gross profit	12,687	8,865	23,821	16,796

Operating expenses:
Sales and marketing	5,795	4,623	11,543	8,901
Research and development	1,335	1,047	2,416	2,006
General and administrative	2,127	1,909	4,198	3,978
Amortization of deferred stock-based compensation (2)	270	316	668	637

Total operating expenses	9,527	7,895	18,825	15,522

Income from operations	3,160	970	4,996	1,274
Interest and other income (expense), net	516	(2)	802	57

Income before income taxes	3,676	968	5,798	1,331
Provision for income taxes	(972)	(377)	(1,608)	(519)

Net income	$2,704	$591	$4,190	$812

Net income available to common stockholders used in basic earnings per share	$2,704	$576	$4,190	$648

Net income per share:
Basic	$0.24	$0.06	$0.37	$0.11

Diluted	$0.20	$0.05	$0.31	$0.07

Weighted-average number of shares used in per share calculations:
Basic	11,345	10,289	11,221	5,997

Diluted	13,585	12,960	13,536	10,921

(1) Cost of revenue includes amortization of stock-based compensation of:	$32	$39	$61	$90

(2) Amortization of stock-based compensation is attributable to the following operating expense categories:
Sales and marketing	37	64	89	147
Research and development	77	105	181	204
General and administrative	156	147	398	286

	270	316	668	637

Total amortization of stock-based compensation	$302	$355	$729	$727

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,190	$812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	318	246
Allowance for doubtful accounts	(85)	102
Reserve for excess and obsolete inventory	393	95
Deferred stock-based compensation	729	727
Change in deferred tax asset	8	(397)
Tax benefit related to employee stock options	1,314	88
Loss on disposal of assets	—	104
Changes in assets and liabilities:
Accounts receivable	853	952
Inventory	(1,395)	(791)
Other current assets	(676)	(114)
Accounts payable	48	472
Accrued liabilities	348	(545)
Deferred rent	224	424
Deferred revenue	226	311

Net cash provided by operating activities	6,495	2,486

Cash flows from investing activities:
Acquisition of property and equipment	(257)	(565)
Proceeds from sales of marketable investments	13,450	—
Proceeds from maturities of marketable investments	2,010	—
Purchase of short term investments	(24,025)	(6,094)

Net cash used in investing activities	(8,822)	(6,659)

Cash flows from financing activities:
Proceeds from exercise of stock options	2,214	199
Proceeds from issuance of common stock, net	—	46,336

Net cash provided by financing activities	2,214	46,535

Net (decrease) / increase in cash and cash equivalents	(113)	42,362
Cash and cash equivalents at beginning of period	7,070	10,290

Cash and cash equivalents at end of period	$6,957	$52,652

Supplemental disclosure of non-cash activities:
Deferred stock-based compensation, net of terminations	$(55)	$(159)
Conversion of preferred to common stock	$—	$7,372

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

The financial information furnished is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The results for interim periods are not necessarily indicative of the results for the entire year. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited financial statements at that date. The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchanged Commission (“SEC”) on March 25, 2005.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and have not changed significantly as of June 30, 2005.

Note 2. Accounting for Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the intrinsic value method and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The Company is required to disclose the pro forma effects on net income as if it had elected to use the fair value approach to account for all its stock-based employee compensation plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$2,704	$591	$4,190	$812
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	222	283	492	581
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(437)	(352)	(934)	(661)

Pro forma net income	$2,489	$522	$3,748	$732

Pro forma net income available to common stockholders, used in basic earnings per share:	$2,489	$509	$3,748	$444
Basic net income per share:

As reported	$0.24	$0.06	$0.37	$0.11

Pro forma	$0.22	$0.05	$0.33	$0.07

Diluted net income per share:

As reported	$0.20	$0.05	$0.31	$0.07

Pro forma	$0.18	$0.04	$0.28	$0.06

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

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period less the weighted average shares subject to repurchase. Diluted net income per share is computed by giving effect to all potential dilutive common stock, including options and warrants. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Net income	$2,704	$591	$4,190	$812
Less: Amount allocated to participating preferred stockholders	—	(15)	—	(164)

Net income available to common stockholders –Basic	$2,704	$576	$4,190	$648

Net income available to common stockholders – Diluted	$2,704	$591	$4,190	$812

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	11,345	10,289	11,221	5,997
Dilutive potential common shares used in computing diluted net income per share	2,240	2,671	2,315	4,924

Total weighted-average number of shares used in computing diluted net income per share	13,585	12,960	13,536	10,921

Anti-dilutive securities

The following outstanding options (prior to the application to the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Options to purchase common stock	168	500	85	383

Note 4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2005	December 31, 2004
Raw materials	$2,189	$1,510
Finished goods	1,817	1,494

	$4,006	$3,004

Note 5. Warranty and Service Contracts

The Company has a direct field service organization in the United States, Canada, and Japan that provides service for its products in these countries. The Company has third party service providers in all other locations. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis.

Warranty reserve (in thousands):

	June 30, 2005	June 30, 2004
Balance at December 31, 2004 and 2003	$1,850	$1,700
Add: Accruals for warranties issued in 2005 and 2004	1,026	578
Less: Settlements made during the period	(1,043)	(428)

Balance at June 30, 2005 and 2004	$1,833	$1,850

Deferred service contract revenue (in thousands):

	June 30, 2005	June 30, 2004
Balance at December 31, 2004 and 2003	$1,906	$1,322
Add: Payments received	1,319	1,043
Less: Revenue recognized	(1,028)	(727)

Balance at June 30, 2005 and 2004	$2,197	$1,638

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. Costs incurred under service contracts during the three months ended June 30, 2005 and 2004 amounted to $303,000 and $223,000, respectively. For the six months ended June 30, 2005 and 2004, costs incurred under service contracts were $491,000 and $352,000, respectively. All service contract costs are recognized as incurred.

Note 6. Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain / (loss) on marketable investments represents the only component of other comprehensive income that is excluded from net income. The changes in components of other comprehensive income for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$2,704	$591	$4,190	$812
Unrealized gain / (loss) on available-for-sale investments	10	(4)	(3)	(4)

Comprehensive Income	$2,714	$587	$4,187	$808

Note 7. Income Tax

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three months ended June 30, 2005 and 2004 was 26% and 39%, respectively. For the six months ended June 30, 2005 and 2004, the year-to-date tax rate was 28% and 39%, respectively. These rates reflect applicable United States federal and state tax rates and the tax impact of foreign operations, offset by research and development tax credits, tax exempt interest income and deductions for disqualifying incentive stock option exercises.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $295,000 at June 30, 2005 are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

Note 8. Contingencies

In February 2002, Palomar Medical Technologies (“Palomar”) filed a lawsuit against the Company in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale the Company’s CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company is willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin the Company from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is defending the action vigorously, claiming that its products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, the Company has filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active and the parties are moving toward trial, although a trial date has not yet been set by the court. The court has heard the Company’s summary judgment motion but has not yet issued a ruling. The outcome of this motion could accelerate the litigation’s determination.

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products using pulsed-light technology for hair removal, the Company is willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin the Company from selling products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company responded by filing a motion to dismiss this second lawsuit on the grounds of lack of jurisdiction, and by filing complaints for declaratory relief against these plaintiffs in federal courts in California and Delaware. This motion is pending with the court.

The Company believes that it has meritorious defenses of non-infringement and invalidity in these actions. Since the outcome of this litigation is unpredictable, and since management believes that a significant adverse result for the Company is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. If the Company does not prevail, it may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform laser- or pulse-light based hair removal. Most of the Company’s products include an application for hair removal.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9. Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterpriser or (b) liabilities that are based on the fair value of the enterprise’s entity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share based payment transactions and the effects of those transactions on the financial statements. The Company is currently evaluating the impact of the adoption of this Statement, which must be adopted commencing January 1, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2004 as contained in our annual report on Form 10-K filed with the SEC on March 25, 2005. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include statements relating to our expectations as to future growth of the Titan installed base and handpiece refill revenue, as well as our belief that it is unlikely that we would experience a significant adverse result in our current litigation against Palomar Medical Technologies. Our actual results could differ materially from the forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results” commencing on page 15 and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. The MD&A is organized as follows:

•	Company description. This section provides a brief general description of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated income statements.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements that are applicable to our Company.

•	Factors that may affect future results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed below and elsewhere in this report.

Company Description

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics system to the professional aesthetic market. Our easy-to-use families of products-CoolGlide, Xeo and Solera – enable dermatologists, plastic surgeons, gynecologists, primary care physicians and other qualified practitioners to perform safe, effective and non-invasive aesthetic procedures for their patients.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research, regulatory, sales, marketing and administrative activities. As of June 30, 2005, outside the United States, we operated direct sales and service facilities in Canada, Germany and Japan and have a direct sales presence in Australia, France, Spain and the United Kingdom. As of June 30, 2005, we had approximately 59 direct sales and sales support employees worldwide, a global network of distributors located in more than 25 countries, and a distributor relationship in the United States with PSS World Medical, an organization of over 750 medical product sales consultants covering a wide range of medical specialties.

Results of Operations

The following table sets forth selected consolidated financial data for the three and six month periods indicated, expressed as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Consolidated Statement of Operations:

Revenue Mix By Geography:
Revenue from United States customers	65%	66%	67%	65%
Revenue from International customers	35%	34%	33%	35%

	100%	100%	100%	100%

Revenue Mix By Product:
Products	83%	87%	83%	88%
Product upgrades	10%	8%	10%	7%
Service	5%	5%	5%	5%
Handpiece refills	2%	0%	2%	0%

	100%	100%	100%	100%

Operating Ratios:
Total gross profit	72%	72%	73%	70%
Operating expenses:
Sales and marketing	33%	38%	35%	37%
Research and development	8%	8%	8%	8%
General and administrative	12%	15%	13%	17%
Amortization of deferred stock-based compensation	1%	3%	2%	3%

Total operating expenses	54%	64%	58%	65%

Income from operations	18%	8%	15%	5%
Interest and other income / (expense), net	3%	0%	3%	0%

Income before income taxes	21%	8%	18%	5%
Provision for income taxes	6%	3%	5%	2%

Net income	15%	5%	13%	3%

Three months ended June 30, 2005 and June 30, 2004 and six months ended June 30, 2005 and June 30, 2004.

Net Revenue.

Revenue is derived primarily from the sale of products, product upgrades, service and handpiece refills. For the three months ended June 30, 2005, compared to the same period in 2004, total revenue increased by $5.3 million, or 43%. This was the result of a $3.9 million, or 37%, increase in product revenue; $714,000, or 75%, increase in upgrade revenue; and $219,000, or 34%, increase in service revenue; and $405,000 increase in handpiece refill revenue associated with the recent launch of our Titan product. Titan, which was launched in the fourth quarter of 2004, has a handpiece that requires frequent refilling. As the installed base of our Titan product increases, we expect handpiece refill revenue to increase as well. The geographical sourcing of the $5.3 million increase was $3.3 million from US revenue and $2.0 million from international revenue. Our current quarter revenue growth was primarily attributable to the continued expansion of our direct sales force, higher revenue from our premium multi-application Xeo product and the recent introductions of our new Solera products.

For the six months ended June 30, 2005, compared to the same period in 2004, net revenue increased $8.9 million, or 37%, from $23.8 million to $32.7 million. The $8.9 million increase, was the result of a $6.2 million, or 29%, increase of product revenue; $1.7 million, or 104%, increase in upgrades from existing customers; $450,000, or 39%, increase in service revenue; and $547,000 additional revenue from Titan handpiece refills. The geographical source of the $8.9 million increase, was $6.3 million from higher U.S. revenue and $2.5 million from higher international revenue. The primary contributors to our revenue growth were, the continued expansion of our direct sales force, higher revenue from our premium multi-application Xeo product and the introduction of our new Solera products.

Cost of Revenue.

Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. For the three months ended June 30, 2005, compared to the same period in 2004, cost of revenue increased $1.5 million, which was in line with the increased revenue. Cost of revenue as a percentage of net revenue, remained flat for the three months ended June 30, 2005, compared to the same period in 2004.

For the six months ended June 30, 2005, compared to the same period in 2004, cost of revenue increased $1.8 million, or 26%, while revenue increased by 37%. Cost of revenue as a percentage of net revenue, for the six months ended June 30, 2005, compared to the same period in 2004, decreased by 3% to 27%. This improvement in margins was primarily attributable to reduced material spending associated with a favorable product mix towards higher margin products and reduced warranty expenses resulting from improved product reliability.

Sales and Marketing.

Sales and marketing expenses consist primarily of personnel costs and expenses associated with customer-attended workshops, trade shows and advertising. For the three months ended June 30, 2005, compared to the same period in 2004, sales and marketing expenses increased $1.2 million, or 25%. Of this increase, $1.0 million was attributable to higher personnel expenses resulting from increased headcount and $189,000 was due to higher promotional expenses. For the three months ended June 30, 2005, compared to the same period in 2004, sales and marketing expenses as a percentage of net revenue decreased 5% to 33%. This reduction was primarily the result of improved leveraging of the sales and marketing infrastructure

For the six months ended June 30, 2005, compared to the same period in 2004, sales and marketing expenses increased $2.6 million, or 30%. This increase was primarily attributable to $2.2 million of higher personnel expenses due to increased headcount, $223,000 of higher promotional expenses and $197,000 of higher travel expenses related to the higher headcount. Promotional efforts primarily include customer workshops and industry trade shows. For the six months ended June 30, 2005, compared to the same period in 2004, sales and marketing expenses as a percentage of net revenue decreased 2% to 35%. This reduction was the result of improved leveraging of the sales and marketing infrastructure

Research and Development.

Research and development expenses consist primarily of personnel, clinical, regulatory and material costs. For the three months ended June 30, 2005, compared to the same period in 2004, research and development expenses increased $288,000, or 28%. This increase primarily resulted from higher personnel expenses in engineering. For the three months ended June 30, 2005, compared to the same period in 2004, research and development expenses as a percentage of net revenue were flat at 8%.

For the six months ended June 30, 2005, compared to the same period in 2004, research and development expenses increased $410,000, or 20%. The increase was primarily attributable to $338,000 of higher personnel expense due to increased headcount and $72,000 of higher material and outside services associated with new product development. As a percentage of net revenue, for the six months ended June 30, 2005, compared to the same period in 2004, research and development expenses were flat at approximately 8%.

General and Administrative.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees and other general administrative expenses. For the three months ended June 30, 2005, compared to the same period in 2004, general and administrative expenses increased by $218,000. This increase was primarily attributable to higher personnel expenses of $227,000; $486,000 of increased accounting, tax and audit consulting fees due primarily to the Sarbanes Oxley implementation; offset by lower legal expenses of $364,000. As a percentage of net revenue, general and administrative expenses in the quarter ended June 30, 2005, compared to the same period in 2004, decreased by 3% to 12% due primarily to higher revenue.

For the six months ended June 30, 2005, compared to the same period in 2004, general and administrative expenses increased $220,000, or 6%. This increase was primarily attributable to $599,000 of higher personnel expenses and $338,000 of higher external accounting, tax and audit consulting fees associated with being a public company. This was offset by lower legal expenses of $302,000; and expenses incurred in the six months ended June 30, 2004 but not in 2005, including, costs associated with moving our facilities from Burlingame to Brisbane, California, of $291,000 and a litigation settlement of $175,000. As a percentage of net revenue, general and administrative expenses for the six months ended June 30, 2005, compared to the same period in 2004, decreased by 4% to 13% due primarily to higher revenue.

Interest and Other Income (Expense), Net.

For the three months ended June 30, 2005, compared to the same period in 2004, interest and other income, net, increased by $518,000. For the six months ended June 30, 2005, compared to the same period in 2004, interest and other income increased $745,000. These increases were primarily attributable to higher tax-exempt interest income resulting from higher investment balances and better yields in 2005, compared to the same periods in 2004.

Provision for Income Taxes.

Provision for income taxes for the three months ended June 30, 2005, compared to the same period in 2004, increased by $595,000. The effective tax rate for the three months ended June 30, 2005 was 26%, compared to 39% for the same period in 2004. For the six months ended June 30, 2005 and 2004, the effective tax rates were 28% and 39%, respectively. For the full year ending December 31, 2005, the Company expects the effective tax rate to be approximately 30%. The decreases in effective tax rates for the three and six months periods ended June 30, 2005, compared to the same periods in 2004, were primarily attributable higher tax-exempt interest income; higher incentive stock options exercises that became tax deductible due to a disqualifying disposition by the option holders; and an adjustment associated with a release of tax reserves due to the settlement of a previously uncertain tax position.

Amortization of Deferred Stock-Based Compensation.

Amortization of deferred stock-based compensation was $302,000 for the three months ended June 30, 2005, compared to $355,000 in the same period in 2004. For the six months ended June 30, 2005 and 2004, amortization of stock-based compensation was $729,000 and $727,000 respectively. We record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the estimated fair value of our common stock at the time of grant. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and a compensation charge recorded over the period that the options are expected to be earned by the non-employee. Deferred stock-based compensation is amortized on a straight-line basis to the respective departments that benefit from the services of the individuals who were granted the equity based compensation. .

As of June 30, 2005, the unamortized balance of our deferred stock-based compensation was $1.4 million. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested employee options are subsequently cancelled. We expect to record amortization expense for deferred stock-based compensation relating to employee and non-employee stock based compensation as following:

For the Year Ending December 31,	Amount
2005 (July 1, 2005 to December 31, 2005)	$401,000
2006	$673,000
2007	$368,000

Total deferred stock-based compensation balance as of June 30, 2005	$1,442,000

Liquidity and Capital Resources

Cash Provided by Operations.

For the six months ended June 30, 2005, net cash provided by operations was $6.5 million. This was primarily attributable to net income of $4.2 million; adjusted for benefits related to deferred taxes for employee stock option exercises of $1.3 million; amortization of deferred stock-based compensation of $729,000; and a reduction of accounts receivable by $853,000 due to collections of the cyclically high revenue generated in December 2004. This was offset by cash used to increase inventories by $1.4 million for anticipated shipments and a broader product offering and an increase in other assets of $676,000 due to unamortized insurance premiums and other asset increases.

For the six months ended June 30, 2004, net cash provided by operating activities was $2.5 million. This primarily resulted from $812,000 in net income; adjusted for $727,000 of stock-based compensation expense; a decrease in accounts receivable of $952,000 due to an improvement in cash collections efforts; which was offset by $791,000 increase in inventory for anticipated revenue shipments and a decrease of $545,000 in accrued liabilities due to the payment of accounting and legal fee accruals associated with our initial public offering in March 2004.

Cash Used in Investing Activities.

For the six months ended June 30, 2005, net cash used in investing activities was $8.8 million. Of this amount, $8.5 million, net, was used to purchase additional marketable investments and $257,000 was used for the purchase of property and equipment.

For the six months ended June 30, 2004, net cash used in investing activities was $6.7 million. Of this amount, $6.1 million was used to purchase marketable investments and $565,000 was used for the purchase of machinery and equipment for manufacturing, research and development, and office equipment relating to our move to the Brisbane, California, facility.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities for the six months ended June 30, 2005, was $2.2 million, which was attributable to proceeds from the exercise of stock options. For the six months ended June 30, 2004, net cash provided by financing activities was $46.5 million. Of this amount, $46.3 was from our initial public offering in March 2004 and $199,000 was from the exercise of stock options.

Summary

In April 2004, we received net proceeds of $46.3 million from our initial public offering of common stock. As of June 30, 2005, we had cash, cash equivalents and marketable investments of $74.7 million. We consider all highly liquid investments with an original maturity of three months or less as the time of purchase to be cash equivalents. Investments held for use in current operations are classified in current assets as “Marketable Investments.”

As disclosed in Note 8 to the Notes to Condensed Consolidated Financial Statements—”Contingencies,” we are involved in patent litigation with Palomar Medical Technologies, Inc. Since the outcome of this litigation is unpredictable, and since management believes that a significant adverse result for the Company is not probable, no expense has been recorded with respect to the contingent liability associated with this matter.

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

Contractual Cash Obligations

The following table discloses aggregate information about the Company’s contractual obligations for minimum lease payments related to facility leases and the periods in which these payments are due as of at June 30, 2005 (in thousands).

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,917	$679	$1,427	$1,960	$4,851

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s entity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share based payment transactions and the effects of those transactions on the financial statements. The Company is currently evaluating the impact of the adoption of this Statement, which must be adopted commencing January 1, 2006.

Factors That May Affect Future Results

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications, if clearances for future products and indications are delayed or not issued, or if there are federal or state level regulatory changes, our commercial operations would be harmed.

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. For example, with regard to our recently introduced Titan product, we currently have FDA clearance to market the product in the United States for only dermal heating and not for other indications, such as for treating wrinkles. The FDA has determined that our 510(k) application for wrinkle reduction was not substantially equivalent to predicate devices. We cannot promote or advertise in the United States for any indications other than dermal heating until we receive additional FDA clearances. Clinical trials in support of additional clearances may be costly, time-consuming, and a distraction to management. In the event that we do not obtain additional FDA clearances, our ability to market the Titan in the United States and revenue derived there from such products may be adversely affected.

Medical devices may be marketed only for the indications for which they are approved or cleared and if we are found to be marketing our products for off-label, or non-approved, uses we might be subject to FDA enforcement action or have other resulting liability. We have obtained 510(k) clearance for treatments for which we offer our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase our products. However, a state could change its regulations at any time disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

If any of these events were to occur, they could harm our business

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

Since February 2002, we have been involved in litigation with one of our public company competitors, Palomar Medical Technologies, who alleges that the manufacture, use and sale of our products for hair removal infringes certain United States patents. In this litigation, Palomar is attempting to stop us from selling our products for hair removal and to obtain compensatory and treble damages. We are defending ourselves by claiming that we do not infringe the patents, and that the patents are invalid and unenforceable. The litigation is active and the parties are moving toward trial, although a trial date has not yet been set by the court. Palomar has filed additional claims against us, and we have filed additional claims against Palomar.

Although we believe that our defenses are meritorious, litigation is unpredictable, and we may not prevail. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. We could also be ordered to stop selling any products that perform hair removal. Most of our products include an application for hair removal. If found liable, we do not know whether we could redesign our products to avoid future infringement. Any public announcement concerning the litigation that is unfavorable to us may result in a decline in our stock price.

This litigation has been and will continue to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling. Whether or not we are successful in this litigation, it consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. See Part II, Item 1, “Legal Proceedings.”

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

We currently derive approximately one third of our revenue from international sales. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform we may be unable to increase or maintain our level of international revenue. We will need to attract additional distributors to grow our business and expand the territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to do so successfully, our revenue from international operations may be adversely affected.

We believe that an increasing amount of our future revenue will come from international sales as we expand our overseas operations and develop opportunities in additional international territories. International sales are subject to a number of risks, including:

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

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. We may not be able to obtain additional 510(k) clearance or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability. We have made modifications to our devices in the past and may make additional modifications in the future that we believe do not or will not require additional clearance or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products.

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

If a key distributor fails to perform to our expectations we may fail to achieve anticipated operating results.

We have a distribution arrangement with PSS World Medical, an organization of over 750 U.S. medical product sales consultants covering a wide range of medical specialties. PSS World Medical sales representatives work in coordination with our sales force to locate new potential customers for our products. If PSS World Medical does not perform adequately under the arrangement or terminates our relationship, it may have a material adverse effect on our business, financial condition, results of operations and future cash flows.

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

Our financial results will be affected by the changed accounting rules governing the recognition of stock-based compensation expense

We measure compensation expense for our employee stock compensation plans under the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to stock compensation plans, net of related tax effect, of $492,000 and $581,000 in the six months ended June 30, 2005 and 2004, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Included in our

Quarterly Reports on Form 10-Q we have provided such disclosures in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges, net of tax, would have been significantly higher than the intrinsic value method used by us. The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in the first quarter of fiscal 2006 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our cost by the additional amount of such stock option charges.

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

Beginning with our annual report for our fiscal year ending on December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include a report by our management on our internal controls over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal controls.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Due to the short-term nature of these investments, we believe we have no material exposure to interest rate risk arising from our investments.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted and evaluation as of June 30, 2005 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

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

As required by SEC Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal three and six months that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2002, we were sued by Palomar Medical Technologies in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale our CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, we are willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin us from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. We are defending the action vigorously, claiming that our products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, we have filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active, although a trial date has not yet been set by the court. The court has heard our summary judgment motion but has not yet issued a ruling. The outcome of this motion could accelerate the litigation’s determination

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products using pulsed-light technology for hair removal, the Company is willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin us from selling products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. We responded by filing a motion to dismiss this second lawsuit on the grounds of lack of jurisdiction, and by filing complaints for declaratory relief against these plaintiffs in federal courts in California and Delaware. This motion is pending with the court.

Item 2. Changes in Securities and Use of Proceeds

In April 2004, upon the closing of our initial public offering, we raised net offering proceeds of $46.3 million. Of this amount, through June 30, 2005, we have spent approximately $26.3 million for sales and marketing initiatives, $5.6 million for product research and development, and $10.5 million for legal and general corporate purposes.

Item 5. Other Information

Our Board of Directors, upon the review and recommendation by the Compensation Committee, has recently approved increases to the annual base salaries and established the annual target bonus levels as a percentage of base salary for our named executive officers as set forth below.

Name	Title	Annual Base Salary	2005 Target Bonus
Kevin P. Connors	President and Chief Executive Officer	$300,000	45%
Ronald J. Santilli	Chief Financial Officer and Vice President of Finance and Administration	$200,000	30%
David A. Gollnick	Vice President of Research and Development	$200,000	30%
Michael J. Levernier	Vice President of Clinical Development	$170,000	15%
John J. Connors	Vice President of North American Sales	$103,000	7.5	%(1)

(1)	In addition to the management bonus, John Connors participates in a sales commission plan that compensates him on actual North American revenue and quota achievements, compared to targets set at the beginning of the year.

All base salary increases are retroactive to June 1, 2005. The above mentioned target bonus levels are effective June 1, 2005. Target bonuses are calculated based upon a matrix of revenue growth and operating profit percent before amortization of stock-based compensation. For example, at 10% revenue growth and 10% operating profit, an individual will receive 100% of their target bonus. At 50% revenue growth and 25% operating profit, an individual would receive 375% of their target bonus. Payments under the bonus program are made quarterly and only in the event that we have a quarterly operating profit before amortization of deferred stock-based compensation

During the quarter, we began issuing performance unit awards as provided for in our 2004 Equity Incentive Plan (“Incentive Plan”). Each recipient of an award, enters into a performance unit award agreement (the “Award Agreement”). Under the terms of the Incentive Plan and the Award Agreement, each unit has an initial value equal to the fair market value of our common stock on the date of grant. On its vesting date the unit has a value equivalent to the fair market value on the date of vesting. We are required to pay the recipient the value of any appreciation in the award as measured at the end of the vesting period. The awards vest 25% of the units per year for four years provided the recipient continues to provide us with services. According to the Incentive Plan and the Award Agreement, we may elect to pay the unit awards in cash or stock (or a combination of both) following each vesting period.

Item 6. Exhibits

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2004 Equity Incentive Plan.

10.4(1)	2004 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated November 12, 1999 by and among the Registrant and certain stockholders.

10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.

10.7(1)†	Sales Agent Agreement dated February 14, 2003 by and between the Registrant and PSS World Medical, Inc. and the Amendments thereto.

10.8(3)†	Third, Fourth and Fifth Amendments to the Sales Agent Agreement dated February 14, 2003 by and between Registrant and PSS World Medical, Inc.

10.9(2)†	Sixth Amendment to the Sales Agent Agreement dated November 10, 2004 by and between Registrant and PSS World Medical, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002..

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed on March 25, 2005.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 12, 2004.
†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.

Date: August 15, 2005	/s/ Ronald J. Santilli
Ronald J. Santilli
Chief Financial Officer
(Principal Financial Officer and Authorized Signatory)