Form 10-Q
period 2005-09-30
CUTERA INC
filed 2005-11-14
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2005 was 11,837,716.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$4,728	$7,070
Marketable investments	77,488	59,200
Accounts receivable, net	5,331	6,643
Inventory	5,000	3,004
Deferred tax asset	1,680	2,284
Other current assets	2,513	878

Total current assets	96,740	79,079

Property and equipment, net	1,044	1,071
Intangibles, net	502	399

Total assets	$98,286	$80,549

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,625	$1,195
Accrued liabilities	8,553	8,194
Deferred revenue	1,427	1,171

Total current liabilities	11,605	10,560

Deferred rent	984	648
Deferred revenue, net of current portion	1,156	833
Non-current portion of deferred tax liability	60	52

Total liabilities	13,805	12,093

Contingencies (Note 8)

Stockholders’ equity:
Common stock	12	11
Additional paid-in capital	71,002	62,738
Deferred stock-based compensation	(2,417)	(2,226)
Retained earnings	15,933	7,942
Other comprehensive loss	(49)	(9)

Total stockholders’ equity	84,481	68,456

Total liabilities and stockholders’ equity	$98,286	$80,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net revenue	$18,950	$12,703	$51,667	$36,548
Cost of revenue(1)	4,746	3,408	13,642	10,454

Gross profit	14,204	9,295	38,025	26,094

Operating expenses:
Sales and marketing	6,151	4,677	17,694	13,578
Research and development	1,275	979	3,692	2,985
General and administrative	1,621	2,171	5,819	6,151
Amortization of stock-based compensation(2)	433	317	1,100	954

Total operating expenses	9,480	8,144	28,305	23,668

Income from operations	4,724	1,151	9,720	2,426
Interest and other income, net	549	198	1,351	255

Income before income taxes	5,273	1,349	11,071	2,681
Provision for income taxes	(1,472)	(472)	(3,080)	(991)

Net income	$3,801	$877	$7,991	$1,690

Net income available to common stockholders used in basic earnings per share	$3,801	$877	$7,991	$1,394

Net income per share:
Basic	$0.33	$0.08	$0.70	$0.18

Diluted	$0.27	$0.07	$0.58	$0.14

Weighted-average number of shares used in per share calculations:
Basic	11,661	10,729	11,369	7,863

Diluted	13,924	13,085	13,681	11,922

(1) Cost of revenue includes amortization of stock-based compensation of:	$40	$39	$102	$129

(2) Amortization of stock-based compensation is attributable to the following operating expense categories:
Sales and marketing	71	63	160	211
Research and development	59	105	240	309
General and administrative	303	149	700	434

	433	317	1,100	954

Total amortization of stock-based compensation	$473	$356	$1,202	$1,083

The accompanying notes are an integral part of these condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$7,991	$1,690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	503	380
Allowance for doubtful accounts	(296)	102
Change in reserve for excess and obsolete inventory	434	95
Stock-based compensation	1,202	1,083
Change in deferred tax asset/liability	612	(759)
Tax benefits related to employee stock options	3,125	182
Loss on disposal of assets	—	104
Changes in assets and liabilities:
Accounts receivable	1,608	1,172
Inventory	(2,430)	(965)
Other current assets	(1,635)	(34)
Accounts payable	430	16
Accrued liabilities	359	985
Deferred rent	336	536
Deferred revenue	579	714

Net cash provided by operating activities	12,818	5,301

Cash flows from investing activities:
Acquisition of property and equipment	(414)	(652)
Purchase of intangibles	(165)	—
Proceeds from sales of marketable investments	18,294	—
Proceeds from maturities of marketable investments	34,373	—
Purchase of short term investments, net	(70,995)	(6,055)
Change in restricted cash	—	250

Net cash used in investing activities	(18,907)	(6,457)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,747	441
Proceeds from issuance of common stock, net	—	46,336

Net cash provided by financing activities	3,747	46,777

Net (decrease) / increase in cash and cash equivalents	(2,342)	45,621
Cash and cash equivalents at beginning of period	7,070	10,290

Cash and cash equivalents at end of period	$4,728	$55,911

Supplemental disclosure of non-cash information:
Change in deferred stock based compensation, net of terminations	$1,393	$(175)
Conversion of preferred stock to common stock	$—	$7,372

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2004 and have not changed significantly as of September 30, 2005.

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

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$3,801	$877	$7,991	$1,690
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	224	282	716	865
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(624)	(378)	(1,558)	(1,039)

Pro forma net income	$3,401	$781	$7,149	$1,516

Pro forma net income available to common stockholders, used in basic earnings per share:	$3,401	$781	$7,149	$1,251
Basic net income per share:

As reported	$0.33	$0.08	$0.70	$0.18

Pro forma	$0.29	$0.07	$0.63	$0.16

Diluted net income per share:

As reported	$0.27	$0.07	$0.58	$0.14

Pro forma	$0.25	$0.06	$0.53	$0.13

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

Stock-based compensation consists of amortization of deferred stock-based compensation related to restricted stock units and stock options to purchase common stock issued to employees; and the values of options to purchase common stock issued to non-employees. Amortization of deferred stock-based compensation totaled $473,000 and $356,000 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, total deferred stock-based amortization was $1.2 million and $1.1 million, respectively.

Note 3. Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock, including options and restricted stock unit awards. The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Numerator:

Net income	$3,801	$877	$7,991	$1,690

Less: Amount allocated to participating preferred stockholders	—	—	—	(296)

Net income available to common stockholders –Basic	$3,801	$877	$7,991	$1,394

Net income available to common stockholders – Diluted	$3,801	$877	$7,991	$1,394

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	11,661	10,729	11,369	7,863
Dilutive potential common shares used in computing diluted net income per share	2,263	2,356	2,312	4,059

Total weighted-average number of shares used in computing diluted net income per share	13,924	13,085	13,681	11,922

Anti-dilutive securities

The following restricted stock unit awards and outstanding options (prior to the application to the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an antidilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Options to purchase common stock	—	758	53	508
Restricted stock units	—	—	17	—

Note 4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2005	December 31, 2004
Raw materials	$2,472	$1,510
Finished goods	2,528	1,494

	$5,000	$3,004

Note 5. Warranty and Service Contracts

The Company has a direct field service organization in the United States, Canada, Switzerland and Japan that provides service for its products in these countries. The Company has third party service providers in all other locations. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis.

Warranty reserve (in thousands):

	September 30, 2005	September 30, 2004
Balance at December 31, 2004 and 2003	$1,850	$1,700
Add: Accruals for warranties issued in 2005 and 2004	1,818	1,306
Less: Settlements made during the period	(1,832)	(1,156)

Balance at September 30, 2005 and 2004	$1,836	$1,850

Deferred service contract revenue (in thousands):

	September 30, 2005	September 30, 2004
Balance at December 31, 2004 and 2003	$1,906	$1,322
Add: Payments received	2,290	1,442

Less: Revenue recognized	(1,641)	(1,135)

Balance at September 30, 2005 and 2004	$2,555	$1,629

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. Costs incurred under service contracts during the three months ended September 30, 2005 and 2004, amounted to $304,000 and $170,000, respectively. For the nine months ended September 30, 2005 and 2004, costs incurred under service contracts were $795,000 and $578,000, respectively. All service contract costs are recognized as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$3,801	$877	$7,991	$1,690
Unrealized gain / (loss) on available-for-sale investments	(37)	(4)	(40)	(4)

Comprehensive income	$3,764	$873	$7,951	$1,686

Note 7. Income Tax

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three months ended September 30, 2005 and 2004 was 28% and 35%, respectively. For the nine months ended September 30, 2005 and 2004, the year-to-date tax rate was 28% and

37%, respectively. These rates reflect applicable United States federal and state tax rates and the tax impact of foreign operations, offset by research and development tax credits, tax exempt interest income and deductions for disqualifying incentive stock option exercises.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $383,000 at September 30, 2005 are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

The American Jobs Creation Act of 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The Company does not anticipate it will apply the above provision to qualifying earnings repatriations in fiscal year 2005, however, the Company will continue to analyze and assess whether such repatriation would be practical.

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

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products using pulsed-light technology for hair removal, the Company is willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin the Company from selling products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company responded by filing a motion to dismiss this second lawsuit on the grounds of lack of jurisdiction, and by filing complaints for declaratory relief against these plaintiffs in California and Delaware. This motion is pending with the court.

The Company believes that it has meritorious defenses of non-infringement and invalidity in these actions. Since the outcome of this litigation is unpredictable, and since management believes that a significant adverse result for the Company is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. If the Company does not prevail, it may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. The Company could also be ordered to stop selling any products that perform laser- or pulse-light based hair removal. Most of our products include an application for hair removal. See the section entitled “Factors That May Affect Future Results” relating to this litigation.

From time to time, the Company may become involved in litigation relating to claims arising from the ordinary course of business. Management does not believe the final disposition of these matters will have a material adverse effect on the financial position, results of operations or cash flows of the Company.

Note 9. Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4.” SFAS No. 151 amends ARB No. 43, Chapter 4, to clarify those abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) should be recognized as current period charges. In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 151 will be effective January 1, 2006 for the Company. The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), as amended, is effective for public companies for the first annual period beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 123(R) will be effective January 1, 2006 for the Company. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately. The adoption of SFAS No. 123(R) and SAB No. 107 will decrease the Company’s earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2004 as contained in our annual report on Form 10-K filed with the SEC on March 25, 2005. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include statements relating to our expectations as to future growth of the Titan installed base and handpiece refill revenue, as well as our belief that it is unlikely that we would experience a significant adverse result in our current litigation against Palomar Medical Technologies. Our actual results could differ materially from the forward-looking statements contained in this report as a result of a number of risk factors including, but not limited to, those set forth in the section entitled “Factors That May Affect Future Results” commencing on page 18 and elsewhere in this report. You should carefully consider these risks, in addition to the other information in this report and in our other filings with the SEC. All forward-looking statements and reasons why results may differ included in this report are made as of the date of this report, and we assume no obligation to update any such forward-looking statement or reason why such results might differ.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition, and changes in financial condition. The MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement of operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements that are applicable to our Company.

•	Factors that may affect future results. This section discusses the most significant factors that could affect our future financial results. The factors discussed in this section are in addition to factors that may be described in the MD&A captions discussed below and elsewhere in this report.

Executive Summary

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research, regulatory, sales, marketing and administrative activities. Outside the United States, we operate direct sales and service facilities in Canada, Germany, Switzerland and Japan and have a direct sales presence in Australia, France, Spain and the United Kingdom. As of September 30, 2005, we had 59 direct sales and sales support employees worldwide, a global network of distributors located in more than 25 countries, and a distributor relationship in the United States with PSS World Medical, an organization of over 750 medical product sales consultants covering a wide range of medical specialties.

Products and Significant Business Trends. Our revenue is derived from the sale of products, product upgrades, service and handpiece refills. Product revenue represents the sale of a system console that incorporates a universal graphic user interface, a laser or other light-based module, control system software, high voltage electronics, and one or more handpieces. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as product upgrade revenue. Service revenue relates to amortization of pre-paid maintenance and support contract revenue and receipts for time and material spent for servicing customer products. Handpiece refill revenue is associated with our Titan handpiece, which requires a periodic “refilling” process after a set number of pulses has been performed.

During the first nine months of 2005, our business continued to experience significant growth. Net revenue in the first nine months of 2005 increased by $15.1 million, or 41%. For the nine months ended September 30, 2004, compared to the same period in 2003, our net revenue increased by $9.9 million, or 37%.

Our continuing revenue growth is primarily attributable to the following:

•	Investments made in our global sales and marketing infrastructure to increase our market penetration in an expanding aesthetic laser market. We are continuing to expand our international organization to capitalize on the significant potential for our products outside the United States. We have a direct presence in the major international markets and have established two service and support hubs overseas- a Pacific Rim hub in Tokyo, Japan and since July, 2005 a hub in Zurich, Switzerland.

•	Continuing introduction of new aesthetic products and applications. In 2004, we launched the Titan application as an upgrade to our CoolGlide Xeo platform and also on a new Solera platform that offers an entry level product for a more price-sensitive market. In 2005, we introduced Solera Opus, an economical compact platform for hair removal and skin rejuvenation.

•	Marketing to physicians outside the core dermatologist and plastic surgeon specialties, including the fast-growing medi-spa market. The medi-spa market is comprised of physicians who offer aesthetic treatments in a spa environment. Our easy-to-use, innovative products are gaining popularity and traction in this growing market as global demand for light-based aesthetic procedures continues to increase. For physicians- including dermatologists, plastic surgeons and non-core specialties- these fee-for-service aesthetic procedures represent an attractive source of supplemental revenue over and above the typical fees earned from managed care providers.

With respect to the geographical sourcing of our revenue, for the nine months ended September 30, 2005, compared to the same period in 2004, our U.S. revenue increased by $12.3 million, or 51%, and our international revenue increased in that same period by $2.8 million, or 22%. For the nine months ended September 30, 2005, compared to the same period in 2004, revenue from U.S. customers represented 70% of our total revenue, versus 65% for the same period in 2004. This stronger U.S growth, versus international growth, was primarily attributable to our increased sales and marketing efforts and our higher concentration of direct sales employees in the United States. As we continue to invest in our direct international efforts and look for new distributors in countries where we have no representation, we expect our international revenue to increase, compared with the quarter ended September 30, 2005.

Significant Industry Factors. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. Our industry is subject to extensive government regulation, including the regulation by the United States Food and Drug Administration (“FDA”). Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other risk factors is provided in the “Factors Affecting Future Operating Results” section below.

Results of Operations

The following table sets forth selected consolidated financial data for the three and nine month periods indicated, expressed as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Consolidated Statement of Operations:

Revenue Mix By Geography:
Revenue from United States customers	76%	67%	70%	65%
Revenue from International customers	24%	33%	30%	35%

	100%	100%	100%	100%

Revenue Mix By Product:
Products	85%	72%	84%	82%
Product upgrades	7%	23%	9%	13%
Service	5%	5%	5%	5%
Handpiece refills	3%	0%	2%	0%

	100%	100%	100%	100%

Operating Ratios:
Total gross profit	75%	73%	74%	71%
Operating expenses:
Sales and marketing	32%	37%	34%	37%
Research and development	7%	8%	7%	8%
General and administrative	9%	17%	12%	17%
Amortization of stock-based compensation	2%	2%	2%	3%

Total operating expenses	50%	64%	55%	65%

Income from operations	25%	9%	19%	6%
Interest and other income, net	3%	2%	2%	1%

Income before income taxes	28%	11%	21%	7%
Provision for income taxes	8%	4%	6%	3%

Net income	20%	7%	15%	4%

Three months ended September 30, 2005 and September 30, 2004 and nine months ended September 30, 2005 and September 30, 2004.

Net Revenue.

Revenue is derived primarily from the sale of products, product upgrades, service and Titan handpiece refills. For the three months ended September 30, 2005, compared to the same period in 2004, total revenue increased by $6.2 million, or 49%. This was the result of a $7.0 million, or 77%, increase in product revenue; $439,000, or 72%, increase in service revenue; $481,000 increase in handpiece refill revenue associated with our Titan handpieces that require frequent refilling; which was offset by $1.7 million, or 56%, decrease in upgrade revenue. The geographical sourcing of the $6.2 million increase was approximately $6.0 million from U.S. revenue and $269,000 from international revenue. Our current quarter revenue growth was primarily attributable to higher revenue from our premium multi-application CoolGlide Xeo product; the strong market acceptance of our products in the expanding medi-spa market; and increased revenue from service and Titan refill business, due to the increased number of units installed at customer sites. Our product upgrade revenue decreased this quarter, compared to the same period last year, due primarily to the fact that during our third quarter of 2004, there was pent-up demand associated with the launch of our Titan product and several customers purchased Titan upgrades on the CoolGlide Xeo platform.

For the nine months ended September 30, 2005, compared to the same period in 2004, net revenue increased $15.1 million, or 41%. The $15.1 million increase was the result of a $12.8 million, or 43%, increase of product revenue; $1.3 million, or 50%, increase in service revenue; and $1.0 million increase in revenue from Titan handpiece refills. The geographical source of the $15.1 million increase was $12.3 million from higher U.S. revenue and $2.8 million from higher international revenue. The primary contributors to our revenue growth were the continued expansion of our direct sales force, higher revenue from our premium multi-application CoolGlide Xeo product, the introduction of our new Solera products; the strong market acceptance of our products in the expanding medi-spa market; and increased revenue from service and Titan refill business, due to the increased number of units installed at customer sites.

Cost of Revenue.

Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. For the three months ended September 30, 2005, compared to the same period in 2004, cost of revenue increased $1.3 million, primarily due to the increase in revenue. Cost of revenue as a percentage of net revenue, for the three months ended September 30, 2005, compared to the same period in 2004, decreased by 2% to 25%.

For the nine months ended September 30, 2005, compared to the same period in 2004, cost of revenue increased $3.2 million, or 30%, while revenue increased by 41%. Cost of revenue as a percentage of net revenue, for the nine months ended September 30, 2005, compared to the same period in 2004, decreased by 3% to 26%.

Sales and Marketing.

Sales and marketing expenses consist primarily of personnel costs and expenses associated with customer-attended workshops, trade shows and advertising. For the three months ended September 30, 2005, compared to the same period in 2004, sales and marketing expenses increased $1.5 million, or 32%. Of this increase, $1.2 million was attributable to higher personnel expenses resulting from increased headcount and $350,000 was due to higher promotional expenses. For the three months ended September 30, 2005, compared to the same period in 2004, sales and marketing expenses as a percentage of net revenue decreased by 5% to 32%.

For the nine months ended September 30, 2005, compared to the same period in 2004, sales and marketing expenses increased $4.1 million, or 30%. This increase was primarily attributable to approximately $3.4 million of higher personnel expenses due to increased headcount, $572,000 of higher promotional expenses and $241,000 of higher travel expenses related to the higher headcount. Promotional efforts primarily include customer workshops and industry trade shows. For the nine months ended September 30, 2005, compared to the same period in 2004, sales and marketing expenses as a percentage of net revenue decreased by 3% to 34%.

Research and Development.

Research and development expenses consist primarily of personnel, clinical, regulatory and material costs. For the three months ended September 30, 2005, compared to the same period in 2004, research and development expenses increased $297,000, or 30%. This increase primarily resulted from higher personnel expenses in engineering. For the three months ended September 30, 2005, compared to the same period in 2004, research and development expenses as a percentage of net revenue decreased by 1% to 7%.

For the nine months ended September 30, 2005, compared to the same period in 2004, research and development expenses increased $707,000, or 24%. The increase was primarily attributable to $658,000 of higher personnel expense due to increased headcount and $53,000 of higher material and outside services associated with new product development. As a percentage of net revenue, for the nine months ended September 30, 2005, compared to the same period in 2004, research and development expenses decreased by 1% to 7%.

General and Administrative.

General and administrative expenses consist primarily of personnel costs, legal and accounting fees and other general administrative expenses. For the three months ended September 30, 2005, compared to the same period in 2004, general and administrative expenses decreased by $550,000, or 25%. This decrease was primarily attributable to lower legal expenses of $724,000, due primarily to the timing of the Palomar litigation; partially offset by higher personnel expenses of $189,000. As a percentage of net revenue, general and administrative expenses in the quarter ended September 30, 2005, compared to the same period in 2004, decreased by 8% to 9% due primarily to higher revenue and lower legal expenses.

For the nine months ended September 30, 2005, compared to the same period in 2004, general and administrative expenses decreased $332,000, or 5%. This decrease was primarily attributable to lower legal expenses of $762,000, due primarily to the timing of our Palomar litigation; lower bad debt expenses of $399,000; and expenses incurred in the nine months ended September 30, 2004 but not in the same period in 2005, including costs associated with moving our facilities from Burlingame to Brisbane, California of $291,000 and a litigation settlement of $175,000. This was offset by $1.1 million of higher personnel expenses; $287,000 of increased accounting, tax and audit consulting fees, due primarily to the Sarbanes Oxley implementation in 2005; and $126,000 of higher travel expenses. As a percentage of net revenue, general and administrative expenses for the nine months ended September 30, 2005, compared to the same period in 2004, decreased by 5% to 12%, due primarily to higher revenue and reduced spending.

Interest and Other Income, Net.

For the three months ended September 30, 2005, compared to the same period in 2004, interest and other income, net, increased by $351,000. For the nine months ended September 30, 2005, compared to the same period in 2004, interest and other income increased $1.1 million. These increases were primarily attributable to higher tax-exempt interest income, resulting from higher investment balances and better yields in 2005, compared to the same periods in 2004.

Provision for Income Taxes.

Provision for income taxes for the three months ended September 30, 2005, compared to the same period in 2004, decreased by $1.0 million. The effective tax rate for the three months ended September 30, 2005 was 28%, compared to 35% for the same period in 2004. Provision for income taxes for the nine months ended September 30, 2005, compared to the same period in 2004, decreased by $2.1 million. For the nine months ended September 30, 2005 and 2004, the effective tax rates were 28% and 37%, respectively. The decreases in effective tax rates in 2005 periods, compared to the same periods in 2004, were primarily attributable to higher tax-exempt interest income; higher incentive stock options exercises that became tax deductible due to a disqualifying disposition by the option holders; and an adjustment associated with a release of tax reserves due to the settlement of a previously uncertain tax position.

Amortization of Stock-Based Compensation.

Stock-based compensation consists of amortization of deferred stock-based compensation related to restricted stock units awarded to employees; stock options to purchase common stock issued to employees; and the values of options to purchase common stock issued to non-employees. With respect to stock options granted to employees, we record deferred stock-based compensation for financial reporting purposes as the difference between the exercise price of options granted to employees and the estimated fair value of our common stock at the time of grant. Equity instruments issued to non-employees are recorded at their fair value on the measurement date and a compensation charge recorded over the period that the options are expected to be earned by the non-employee. Deferred stock-based compensation is amortized on a straight-line basis to the respective departments that benefit from the services of the individuals who were granted the equity based compensation. During the quarter ended September 30, 2005, we recorded $1.4 million of deferred stock based compensation for restricted stock units granted to employees, which will vest over four years.

Amortization of deferred stock-based compensation was $473,000 for the three months ended September 30, 2005, compared to $356,000 in the same period in 2004. For the nine months ended September 30, 2005 and

2004, amortization of stock-based compensation was $1,202,000 and $1,083,000 respectively. As of September 30, 2005, the unamortized balance of our deferred stock-based compensation was $2.4 million. The amount of stock-based compensation expenses to be recorded in future periods may decrease if unvested employee options or unvested restricted stock units are subsequently cancelled.

Liquidity and Capital Resources

Cash Provided by Operations.

For the nine months ended September 30, 2005, net cash provided by operations was $12.8 million. This was primarily attributable to net income of $8.0 million; cash provided from tax benefits related to employee stock option exercises of $3.1 million; amortization of deferred stock-based compensation of $1.2 million; and a reduction of accounts receivable by $1.6 million due to collections of the cyclically high revenue generated in December 2004. This was offset by cash used to increase inventories by $2.4 million for anticipated shipments and a broader product offering; and an increase in other assets of $1.6 million due primarily to pre-paid income taxes.

For the nine months ended September 30, 2004, net cash provided by operating activities was $5.3 million. This primarily resulted from $1.7 million in net income; adjusted for $1.1 million of stock-based compensation expense; a decrease in accounts receivable of $1.2 million due to an improvement in cash collections efforts; and an increase in accrued liabilities of $1.0 million due to accounting and legal fee accruals and outstanding quarterly employee bonus and commission payments. This was offset by a $1.0 million increase in inventory for anticipated revenue shipments.

Cash Used in Investing Activities.

For the nine months ended September 30, 2005, net cash used in investing activities was $18.9 million. Of this amount, $18.3 million, net, was used to purchase additional marketable investments and $579,000 was used to purchase property, equipment and intangibles partly associated with the set up of a new office in Zurich, Switzerland through the acquisition of a distributor.

For the nine months ended September 30, 2004, net cash used in investing activities was $6.5 million. Of this amount, $6.1 million was used to purchase marketable investments and $652,000 was used for the purchase of machinery and equipment for manufacturing, research and development, and office equipment relating to our move to the Brisbane, California, facility. This was partly offset by $250,000 of cash generated from the removal of restrictions on cash deposits with our bank.

Net Cash Provided by Financing Activities.

Net cash provided by financing activities for the nine months ended September 30, 2005, was $3.7 million, which was attributable to proceeds from the exercise of stock options. For the nine months ended September 30, 2004, net cash provided by financing activities was $46.8 million. Of this amount, $46.3 was from the sale of common stock associated with our initial public offering; and $441,000 was attributable to the proceeds from the purchase of stock through our stock options and employee stock purchase plans.

Summary

In April 2004, we received net proceeds of $46.3 million from our initial public offering of common stock, all of which has been utilized as of September 30, 2005. As of September 30, 2005, we had cash, cash equivalents and marketable investments of $82.2 million. We consider all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Investments held for use in current operations are classified in current assets as “Marketable Investments.”

As disclosed in Note 8 to the Notes to Condensed Consolidated Financial Statements—“Contingencies,” we are involved in patent litigation with Palomar Medical Technologies, Inc. Since the outcome of this litigation is unpredictable, and since management believes that a significant adverse result for the Company is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. If we do not prevail in this litigation, we could be ordered to pay substantial damages, which could adversely impact the working capital available for use in future operations. See the section entitled “Factors That May Affect Future Results” relating to this litigation. We believe that unless there is a settlement, the cost of this litigation will increase in 2006.

We believe that our current cash and investment balances, and future cash generated from operations, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Contractual Cash Obligations

The following table discloses aggregate information about the Company’s contractual obligations for minimum lease payments related to facility leases and the periods in which these payments are due as of September 30, 2005.

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,434	$902	$1,919	$2,049	$4,564

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (Revised 2004), “Share-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s entity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under SFAS No. 123, as originally issued. The revised Statement also requires entities to disclose information about the nature of the share based payment transactions and the effects of those transactions on the financial statements. We are currently evaluating the impact of the adoption of this Statement, which must be adopted commencing January 1, 2006.

Factors That May Affect Future Results

We compete against companies that have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

Our products compete against similar products offered by public companies, such as Candela, Laserscope, Lumenis, Palomar, and Syneron as well as private companies such as Reliant Technologies and Thermage. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

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

We have created products to apply our technology to hair removal, treatment of veins, skin rejuvenation, treatment of pigmented lesions and treatment of wrinkles. Currently, these applications represent the majority of laser and other light-based aesthetic procedures. To be successful in the future, we must develop new and innovative applications of laser and other light-based technology, identify new markets for our existing technology, and develop new technology that is not light-based. To successfully expand our product offerings, we must:

•	develop or acquire new products that either add to or significantly improve our current products;

•	convince our target customers that our new products or product upgrades would be an attractive revenue-generating addition to their practices;

•	sell our products to non-traditional customers;

•	identify new markets and alternative applications per our technology;

•	protect our products with defensible intellectual property; and

•	satisfy and maintain all regulatory requirements for commercialization.

Every year since 2000, we have introduced at least one new product and a corresponding upgrade to our existing products. Historically, these introductions have been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make annual product introductions that we can sell to new customers and to existing customers as upgrades. In the future we plan to invest between 7-10% of net revenue in our research and development department. Even with a significant investment in research and development, we may be unable, however, to continue to develop new products and technologies annually, or at all, which could adversely affect our expected growth rate.

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

This litigation has been and will continue to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling. Whether or not we are successful in this lawsuit, this litigation consumes substantial amounts of our financial resources and diverts management’s attention away from our core business. See Part II, Item 1, “Legal Proceedings.” We believe the cost of this litigation will increase in 2006, and that such increase will be substantial as the matter nears a trial date.

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications, if clearances for future products and indications are delayed or not issued, or if there are federal or state level regulatory changes, our commercial operations would be harmed.

Our products are medical devices that are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. For example, with regard to our recently introduced Titan product, we currently have FDA clearance to market the product in the United States for only dermal heating and not for other indications, such as for treating wrinkles. The FDA has determined that our 510(k) application for wrinkle reduction was not substantially equivalent to predicate devices for the treatment of wrinkles. We are continuing to seek a clearance from the FDA to market Titan for additional indications, but there are no assurances as to when, or whether, we will ever obtain such a clearance. We cannot promote or advertise in the United States for any indications other than dermal heating until we receive additional FDA clearances. Clinical trials in support of a clearance for treating wrinkles may be costly, time-consuming, and a distraction to management. In the event that we do not obtain additional FDA clearances, our ability to market the Titan in the United States and revenue derived there from may be adversely affected.

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

As with Palomar, our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products and our business would suffer as a result.

We may become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect our own intellectual property. For example, we have been, and may hereafter become, involved in litigation to protect the trademark rights associated with our company name or the names of our products. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and could divert management’s attention from our core business. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If we lose this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

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

We currently derive approximately one quarter of our revenue from international sales. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform we may be unable to increase or maintain our level of international revenue. We will need to attract additional distributors to grow our business and expand the territories in which we sell our products. Distributors may not commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to locate distributors in particular geographic areas, we may not realize expected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to do so successfully, our revenue from international operations may be adversely affected.

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

If a key distributor fails to perform to our expectations, we may fail to achieve anticipated operating results.

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

Our financial results will be affected by the changed accounting rules governing the recognition of stock-based compensation expense.

We measure compensation expense relating to stock-based employee compensation arrangements, using the intrinsic value method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, we recognized compensation charges related to employee stock-based compensation, net of related tax effect, of $716,000 and $865,000 in the nine months ended September 30, 2005 and 2004, respectively. In accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” we provide disclosures of our operating results as if we had applied the fair value method of accounting (pro-forma basis). Included in our Quarterly Reports on Form 10-Q we have provided such disclosures in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS No. 123, the charges, net of tax, would have been significantly higher than the intrinsic value method used by us. The Financial Accounting Standards Board has announced changes to accounting rules concerning the recognition of stock option compensation expense. Beginning in the first quarter of fiscal 2006 when these changes are expected to be implemented, we and other companies will be required to measure compensation expense using the fair value method, which will adversely affect our results of operations by increasing our cost by the additional amount of such stock option charges.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our management, including our President and Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of September 30, 2005 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

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

As required by SEC Rule 13a-15(b), our management, including our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures appear to be effective.

There has been no change in our internal controls over financial reporting during our most recent fiscal three and nine months that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2002, we were sued by Palomar Medical Technologies in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale our CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, we are willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin us from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. We are defending the action vigorously, claiming that our products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, we have filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active, although a trial date has not yet been set by the court. The court has heard our summary judgment motion but has not yet issued a ruling. The outcome of this motion could accelerate the litigation’s determination

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products using pulsed-light technology for hair removal, the Company is willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin us from selling products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. We responded by filing a motion to dismiss this second lawsuit on the grounds of lack of jurisdiction, and by filing complaints for declaratory relief against these plaintiffs in California and Delaware. This motion is pending with the court.

Item 2. Changes in Securities and Use of Proceeds

We registered the initial public offering of our common stock on a Registration Statement on Form S-1 (File No. 333-111928), which was declared effective on March 30, 2004, and pursuant to which we raised $46.3 million in net proceeds. As of September 30, 2005, all proceeds from the offering have been utilized.

We did not sell any unregistered securities during the period covered by this quarterly report on Form 10-Q.

Item 5. Other Information

Our Board of Directors, upon the review and recommendation by the Compensation Committee, has approved increases to the annual base salaries and established the annual target bonus levels as a percentage of base salary for our named executive officers set forth below.

Name	Title	Annual Base Salary	2005 Target Bonus
Kevin P. Connors	President and Chief Executive Officer	$300,000	45%
Ronald J. Santilli	Chief Financial Officer and Vice President of Finance and Administration	$200,000	30%
David A. Gollnick	Vice President of Research and Development	$200,000	30%
Tom J. Liolios	Vice President of International Sales	$150,000	10	%(2)
John J. Connors	Vice President of North American Sales	$103,000	7.5	%(1)

(1)	John Connors participates in a sales commission plan that compensates him on actual North American revenue and quota achievements, compared to targets set at the beginning of the year.
(2)	Tom Liolios participates in a sales commission plan that compensates him on actual International revenue and quota achievements, compared to targets set at the beginning of each year.

All base salary increases are retroactive to June 1, 2005. The above mentioned target bonus levels are effective June 1, 2005. Target bonuses are calculated based upon a matrix of revenue growth and operating profit percent before amortization of stock-based compensation. For example, at 10% revenue growth and 10% operating profit, an individual will receive 100% of their target bonus. At 50% revenue growth and 25% operating profit, an individual would receive 375% of their target bonus. Payments under the bonus program are made quarterly and only in the event that we have a quarterly operating profit before amortization of deferred stock-based compensation.

During the quarter ended September 30, 2005, we began issuing performance unit awards as provided for in our 2004 Equity Incentive Plan (“Incentive Plan”). Each recipient of an award, enters into a performance unit award agreement (the “Award Agreement”), which is filed as Exhibit 10.11 to this Quarterly Report on Form 10-Q. Under the terms of the Incentive Plan and the Award Agreement, each unit has an initial value equal to the fair market value of our common stock on the date of grant. On its vesting date, the unit has a value equivalent to the fair market value on the date of vesting. Upon vesting, the Company will issue to the recipient the net number of shares, after withholding the number of shares required to pay the statutory minimum income tax associated with the gain earned. The awards vest 25% of the units per year for four years, provided the recipient continues to provide us with services.

Item 6. Exhibits

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2004 Equity Incentive Plan.

10.4(1)	2004 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated November 12, 1999 by and among the Registrant and certain stockholders.

10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.

10.7(1)†	Sales Agent Agreement dated February 14, 2003 by and between the Registrant and PSS World Medical, Inc. and the Amendments thereto.

10.10†	Seventh Amendment to the Sales Agent Agreement dated September 22, 2005 by and between Registrant and PSS World Medical, Inc.

10.11	Form of Performance Unit Award Agreement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed on March 25, 2005.
†	Portions of the Exhibit have been omitted pursuant to a request for confidential treatment. The confidential portions have been filed with the Securities and Exchange Commission.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.

Date: November 14, 2005	/s/ Ronald J. Santilli
Ronald J. Santilli
Chief Financial Officer and Vice President of Finance and Administration
(Principal Financial and Accounting Officer; and Authorized Signatory)