Form 10-K
period 2005-12-31
CUTERA INC
filed 2006-03-16
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2005

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

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐  Accelerated filer    ☒  Non-accelerated filer    ☐

Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting stock, held by non-affiliates of the registrant as of June 30, 2005 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Stock Market on that date, was $186 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2006 was 12,287,510.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K incorporate information by reference from the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this annual report.

PART I

ITEM 1.	BUSINESS

Overview

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems to the professional aesthetic market. Our easy-to-use families of products-CoolGlide, Xeo and Solera—enable dermatologists, plastic surgeons, gynecologists, primary care physicians and other qualified practitioners to perform safe, effective and non-invasive aesthetic procedures for their patients. We commercially launched our first CoolGlide product in March 2000 for hair removal, and every year since then we have introduced at least one new product. We introduced our first Xeo product in 2003 combining pulsed light and laser treatments in a single platform. In 2004, we introduced our first Solera product, a compact tabletop system designed to support a single technology platform. The first technology available on the Solera platform was the Titan, a heat lamp used for deep dermal heating to treat wrinkles, which was introduced initially as an upgrade option on the Xeo platform. In 2005, we added the Solera Opus to our Solera family. To date, we have received FDA clearance to market our products for hair removal and the permanent reduction of hair; for the treatment of vascular lesions, including leg and facial veins; for the treatment of wrinkles using laser technology—but not using broadband infrared light; for the treatment of benign pigmented lesions; and for deep dermal heating.

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

The Market for Aesthetic Procedures

The market for aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that its members treated approximately 3.1 million people in 2004, representing a 230% increase over 1998 and a 8% increase over 2003. We believe there are several factors contributing to the growth of aesthetic procedures, including:

•	Aging of the U.S. Population. The “baby boomer” demographic segment, ages 42 to 60 in calendar 2006, represented approximately 28% of the U.S. population in 2003. The size of this aging segment, and its desire to retain a youthful appearance, has driven the growth for aesthetic procedures.

•	Broader Range of Safe and Effective Treatments. Technical developments have led to safe, effective, easy-to-use and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical developments have enabled practitioners to offer a broader range of treatments. Finally, these technical developments have reduced the required treatment and recovery time, which in turn has led to greater patient demand.

•	Changing Practitioner Economics. Managed care and government payer reimbursement restrictions in the United States, and similar payment related constraints outside the United States, are motivating practitioners to establish or expand their elective aesthetic practices with procedures that are paid for directly by patients. As a result, in addition to the traditional users such as dermatologists and plastic surgeons, other practitioners, such as gynecologists and primary care physicians, have begun to perform these procedures.

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

Leg and Facial Veins-    The current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that its members performed over 544,000 sclerotherapy procedures in 2004.

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

Other skin rejuvenation treatments, such as chemical peels and microdermabrasions, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to post-procedure stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2004 its members performed over 2.9 million Botox and over 500,000 collagen injection procedures, over 1.0 million chemical peels and over 800,000 microdermabrasion procedures.

Tissue Tightening and the Treatment of Wrinkles-    Techniques for treatment of wrinkles include surgery, radiofrequency and light-based technologies. The most common treatment for lax skin is surgery, which can include a facelift, or rhytidectomy, forehead lift or treatment around the eyes, or blepharoplasty. In this procedure, an incision is made along the hairline from the temples down around the ears and extending to the lower scalp. The surgeon then separates the skin from the fat and muscle below. Excess fat may be removed as part of this procedure to improve the contour of the skin. The surgeon then tightens the underlying muscle and membrane, pulls the skin back, and removes the excess fat, creating a tighter appearance to the skin. Surgical procedures have risk, which can include excess bleeding, nerve damage, or an adverse reaction to anesthesia. Additionally, a facelift can result in an unnatural, overly tightened appearance of the face. According to the American Society of Plastic Surgeons, there were over 114,000 facelifts and over 233,000 blepharoplasties performed in 2004.

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

For example, in the case of hair removal, by utilizing the correct combination of these parameters, a practitioner can use a laser or other light source to selectively target melanin within the hair follicle to absorb the laser energy and destroy the follicle, without damaging other delicate structures in the surrounding tissue. Wavelength and spot size permit the practitioner to target melanin in the base of the hair follicle, which is found in the dermis. The combination of pulse duration and energy level may vary, depending upon the thickness of the targeted hair follicle. A shorter pulse length with a high energy level is optimal to destroy fine hair, whereas coarse hair is best treated with a longer pulse length with lower energy levels. If treatment parameters are improperly set, non-targeted structures within the skin may absorb the energy thereby eliminating or reducing the therapeutic effect. In addition, improper setting of the treatment parameters or failure to protect the surface of the skin may cause burns, which can result in blistering, scabbing and skin discoloration.

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

Our Products

Our unique CoolGlide, Xeo and Solera families of products provide the long-lasting benefits of laser and other light-based aesthetic treatments. Our technology allows for a combination of the widest variety of applications available in a single system. Key features of our solution include:

•	Multiple Applications Available in a Single System. Our technology platforms enable practitioners to perform multiple aesthetic procedures using a single device. These procedures include hair removal, treatment of unsightly veins, skin rejuvenation treatment of pigmented lesions and tissue tightening. Because practitioners can use our systems for multiple indications, the cost of a unit may be spread across a potentially greater number of patients and procedures, and therefore may be more rapidly recovered.

•	Technology and Design Leadership. We offer innovative and advanced laser and other light-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing our users to customize treatments for each patient and condition. Our proprietary pulsed light handpieces for the treatment of pigmented lesions, hair removal and vascular treatments, optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan handpieces utilize a novel light source that had not been previously used for aesthetic treatments.

•	Upgradeable Platform. We design our products to allow our customers to cost-effectively upgrade to our multi-application products, which provides our customers the option to add additional applications to their existing systems and provides us with a source of recurring revenue. We believe that product upgradeability is a competitive advantage because it allows our users to take advantage of our latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.

•	Treatments for Broad Range of Skin Types and Conditions. Our products remove hair safely and effectively on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of our systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may also use our products to treat spider and reticular veins, which are unsightly small veins in the leg, as well as small facial veins. The ability to customize treatment parameters enables our customers to offer safe and effective therapy to a broad base of their patients.

•	Ease of Use. We design our products to be easy to use. Our proprietary handpieces are lightweight and ergonomic, minimizing user fatigue. Our ClearView handpiece allows practitioners to view an area as it is being treated, reducing the possibility of unintended damage to the skin and increasing the speed of application. Our control console contains a universal graphic user interface with three simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile.

Risks involved in the use of our products include risks common to laser and other light-based aesthetic procedures, including the risk of burns, blistering and skin discoloration.

Strategy

Cutera’s mission is to maintain and expand its position as a leading, worldwide, provider of light based aesthetic devices by:

•	Continuing to Develop New Products. We have introduced at least one new product every year since 2000. In 2005, we introduced the Solera Opus platform; and added ProWave 770 and AcuTip 500 pulsed light handpieces for hair removal and vascular treatments. Our products are currently marketed for hair removal, treatment of veins, skin rejuvenation, treatment of pigmented lesions and tissue tightening, and we are developing our existing technology platforms with the intent of treating additional conditions.

•	Increasing Sales of Existing Products in the United States. We believe there is significant growth potential for our current products in the United States, and we plan to continue to expand our domestic sales force to capitalize on this opportunity. In 2005, we expanded our United States sales force by assembling a new dedicated sales team that is primarily focused on the price-sensitive medi-spa market, which is comprised of physicians offering aesthetic treatments in a spa environment.

•	Expanding our International Presence. We believe that the International market will be a significant growth driver for us. As such, we are focused on increasing our market penetration overseas and building global brand-recognition. In July 2005, we opened an office in Zurich, Switzerland. The Zurich office serves as our sales, marketing, and service headquarters for all of our direct sales organizations and distributors in greater Europe. In addition, we have a Pacific Rim hub in Tokyo, Japan. For 2005 and 2004, approximately 28% and 34% of our revenue, respectively, originated outside of the United States. As of December 31, 2005, we had a direct international sales force of 16 employees in Australia, France, Germany, Japan, Spain, Switzerland and the United Kingdom; and distributors in over 25 countries. We intend to add international direct sales employees, distributors and support staff to increase sales and strengthen customer relationships in international markets.

•	Broadening our Customer Base. We believe we have an opportunity for significant growth targeting non-traditional aesthetic practitioners. Dermatologists and plastic surgeons have generally been regarded as the traditional customers for laser and other light-based aesthetic equipment. In the United States, in 2005, approximately 72% of our business was from non-traditional aesthetic practitioners, including from gynecologists, primary care physicians, physicians offering aesthetic treatments in a spa environment, and other qualified practitioners. We plan to continue to focus sales and marketing efforts on this broader customer base. In the fourth quarter of 2005, we assembled a new subset of our sales organization that is focused on non-traditional aesthetic practitioners, which includes the medi-spa market. Our Solera family of products, which includes a compact, table top console with a lower price point, is targeted towards this market segment.

•	Leveraging our Installed Base with Sales of Upgrades. Each time we have introduced a new product, we have designed it so existing customers may upgrade their previously purchased systems to offer additional capabilities. For the year ended December 31, 2005, our upgrade revenue was $6.6 million. Providing upgrades to our existing installed base of customers represents a significant opportunity for recurring revenue. We also believe that our upgrade program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of applications they can perform.

•	Generating Revenue from Services and Titan Refills. Our Titan product includes a disposable component, which provides us with a source of recurring revenue from our existing customers. Our extended service contracts are also a source of recurring revenue. We will continue to look for opportunities to leverage our relationships with our existing customers for additional revenue opportunities.

Products

Our CoolGlide, Xeo and Solera families of products allow for the delivery of multiple laser and other light-based aesthetic applications from a single system. The following table lists our products and the aesthetic applications that can be performed by each.

	Year Introduced	Hair Removal	Vein Treatment	Laser Skin Rejuvenation	Pigmented Lesion	Dermal Heating/ Skin Tightening
CoolGlide CV	2000	X
CoolGlide Excel	2001	X	X
CoolGlide Vantage	2002	X	X	X
CoolGlide Genesis	2002			X
Xeo	2003	X	X	X	X
Xeo with Titan	2004	X	X	X	X	X
Solera with Titan	2004					X
Solera Opus	2005	X	X	X	X

Each of our products consists of a control console and one or more handpieces, depending on the model.

Control Console

Our control console includes a universal graphic user interface, control system software and high voltage electronics. All CoolGlide systems and some models of the Xeo family include our laser module which consists of electronics, a visible aiming beam, a focusing lens and a flashlamp or an Nd:YAG laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 10,000 watts of peak laser energy, which permits therapeutic effects at short pulse durations. Our Solera console platform comes in two configurations—Opus and Titan—both of which include a universal graphic user interface, control system software and high voltage electronics. The Solera Opus console is designed specifically to drive our flashlamp handpiece while the Solera Titan console is designed specifically to drive the Titan handpieces. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is being delivered during the treatment.

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

Pulsed Light Handpieces-    The OPS600, LP560, ProWave 770 and AcuTip 500 handpieces are designed to produce a pulse of light over a wavelength spectrum to treat pigmented lesions, such as age and sun spots, hair removal or superficial vessels. The handpieces consist of a custom flashlamp, proprietary wavelength filter, closed-loop power control and embedded temperature monitor, and weigh approximately 13 ounces. The filter in the OPS600 and AcuTip 500 eliminates long and short wavelengths, transmitting only the therapeutic range required for safe and effective treatment. The filter in the LP560 and ProWave 770 eliminates short wavelengths, allowing longer wavelengths to be transmitted to the treatment area. In addition, the wavelength spectrum of the ProWave 770 can be shifted based on the setting of the control console. Our power control includes a monitoring system to ensure that the desired energy level is delivered. The handpieces protect the epidermis by regulating the temperature of the handpiece window through the embedded temperature monitor. These handpieces are available on the Xeo and Solera Opus families of products.

Titan Handpiece-    The Titan handpiece is designed to produce a sustained pulse of light over a wavelength spectrum tailored to provide heating in the dermis to treat wrinkles (although it is cleared in the United States only for deep dermal heating). The handpiece consists of a custom light source, proprietary wavelength filter, closed-loop power control, sapphire cooling window and embedded temperature monitor, and weighs approximately three pounds. The temperature of the epidermis is controlled by using a sapphire window to provide cooling before, during and after the delivery of energy to the treatment site. The Titan handpiece is available on the Xeo and Solera families of products. The Titan handpiece requires a periodic “refilling” process, which includes the replacement of the optical source, after a set number of pulses has been performed.

Cutera Applications and Procedures

Our products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration. The ability to manipulate the combinations of these parameters allows our customers to treat the broadest range of conditions available with a single light-based system.

Hair Removal-    Our laser technology allows our customers to treat all skin types and hair thicknesses. Our Nd:YAG laser permits energy to safely penetrate through the epidermis of any skin type and into the dermis where the hair follicle is located. Using the universal graphic user interface on our control console, the practitioner sets parameters to deliver therapeutic energy with a large spot size and variable pulse durations, allowing the practitioner to treat fine or coarse hair. Both our ClearView handpiece and our ProWave 770 handpiece, with its pulsed light technology, allow our customers to treat all skin types quickly and effectively. Using the interface, the practitioner selects the appropriate mode and fluence to achieve the desired result.

To remove hair, the treatment site on the skin is first cleaned and shaved. Using the ClearView handpiece, the practitioner applies a thin layer of gel to glide across the skin. The practitioner next applies the ClearView handpiece directly to the skin to cool the area to be treated and then delivers a laser pulse to the pre-cooled area. For the ProWave 770 handpiece, mineral oil is used instead of gel, and cooling is provided by a sapphire window placed directly on the skin, allowing the pulse of light to be applied while the treatment area is being cooled. In the case of both handpieces, delivery of the energy destroys the hair follicles and prevents hair regrowth. This procedure is then repeated at the next treatment site on the body, and can be done in a gliding motion to increase treatment speed. Patients receive on average three to six treatments. Each treatment can take between five minutes and one hour depending on the size of the area and the condition being treated. On average, there are six to eight weeks between treatments.

Leg and Facial Veins-    Our laser technology allows our customers to treat the widest range of aesthetic vein conditions, including spider and reticular veins and small facial veins. Our ClearView handpiece’s adjustable spot size of 3, 5, 7 or 10 millimeters allows the practitioner to control treatment depth to target different sized veins. Selection of the appropriate energy level and pulse duration ensures effective treatment of the intended target. Our AcuTip 500 handpiece, with its 6 millimeter spot size, is designed for the treatment of facial vessels.

The vein treatment procedure is performed in a substantially similar manner to the hair removal procedure. In addition to pre-cooling the area to be treated using the ClearView handpiece, the handpiece is also used to cool the treatment area after the practitioner applies the laser pulse. With the AcuTip 500, the pulse of light is delivered while the treatment area is being cooled with the sapphire tip. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

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

Pigmented Lesions-    Our flashlamp technology allows our customers to safely and effectively treat pigmented lesions, such as age spots and sun spots. The practitioner delivers a narrow spectrum of light to the surface of the skin through our OPS600 or LP560 pulsed-light handpieces. These handpieces include one of our proprietary wavelength filters, which reduce the energy level required for therapeutic effect and minimize the risk of skin injury.

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

Tissue Tightening-    Our Titan technology allows our customers to use deep dermal heating to tighten lax skin. The practitioner delivers a spectrum of light to the skin through our Titan handpiece. This handpiece includes our proprietary light source and wavelength filter which tailors the delivered spectrum of light to provide heating at the desired depth in the skin.

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

Our CE Mark allows us to promote the Titan in the European Union, Australia and certain other countries outside the United States for the treatment of wrinkles through skin tightening. However, in the United States we have a 510(k) clearance for only deep dermal heating. We are continuing to gather data in an effort to obtain other clearances from the FDA to market Titan for additional indications.

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

Sales and Marketing

We sell, market and distribute our products in the United States through a direct sales force supported by a team of technical service specialists. Our strategy to increase U.S. market penetration relies on selling directly to our historic customer base of plastic surgeons and dermatologists. In addition, we are targeting a non-traditional aesthetic practice opportunity consisting of gynecologists, primary care physicians, physicians offering aesthetic treatments in a spa environment and other qualified practitioners. As of December 31, 2005, we had a 52-person North American direct sales force, four of whom were regional managers, and one Vice President of North American Sales. We plan to continue hiring additional sales representatives. In addition, in November 2003 we entered into a distribution agreement with Physician Sales and Service, Inc., or PSS, World Medical. PSS operates medical supply distribution service centers with approximately 700 sales representatives serving physician offices in all 50 states of the United States. The agreement with PSS continues indefinitely unless terminated by one of us upon 90 days written notice. PSS sales representatives work in coordination with our sales force to locate additional customers for our products. For the years ended December 31, 2005 and 2004, sales to PSS World Medical accounted for 16% and 12%, respectively, of our net revenue.

As of December 31, 2005, we had a direct sales force of 16 employees in Australia, France, Germany, Japan, Spain, Switzerland and the United Kingdom; and distributors in over 25 additional countries. We generally require our distributors to invest in service training and equipment, to attend certain exhibitions and industry meetings, and in some instances, to commit to minimum sales amounts to gain or retain market exclusivity.

The percentage of our revenue from customers located outside the United States was approximately 28%, 34%, and 23% in fiscal 2005, 2004 and 2003, respectively. Though in 2005 we experienced positive revenue growth in the international market, as a whole, domestic revenue grew at a faster pace. The percentages of our revenue by region are presented in the table below:

	Year Ended December 31,
	2005	2004	2003
United States	72%	66%	77%
Japan	6	14	5
Rest of World	22	20	18

Total	100%	100%	100%

Revenue is attributed to regions based on the shipping location of external customers. Our long-lived assets maintained outside the United States are insignificant.

We seek to establish strong ongoing relationships with our customers through the upgradeability of our products; sales of extended service contracts, the refilling of Titan handpieces, and ongoing training and support. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures and our website. We offer clinical forums with recognized expert panelists to promote advanced treatment techniques using the CoolGlide, Xeo and Solera families of products to further enhance customer loyalty and uncover new sales opportunities.

Competition

Our industry is subject to intense competition. Our products compete against conventional non-light-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other light-based products offered by public companies, such as Candela, Cynosure, Laserscope, Lumenis, Palomar Medical Technologies and Syneron, as well as private companies, including Thermage and Reliant.

Competition among providers of laser and other light-based devices for the aesthetic market is characterized by extensive research efforts and technology progress. While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with ours. There are many companies, both public and private, that are developing innovative devices that use both light-based and alternative technologies. Many of these competitors have significantly greater financial and human resources than we do and have established reputations, as well as international distribution channels that are more effective than ours. Additional competitors may enter the market, and we are likely to compete with new companies in the future. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, brand name, reputation and price. We have encountered and expect to continue to encounter potential customers who, due to existing relationships with our competitors, are committed to, or prefer the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins over time for our products.

Research and Development

Our research and development group develops new products to address unmet or underserved market needs. The major focus of this group is to leverage our existing technology platforms for new aesthetic applications. As of December 31, 2005, our research and development activities were conducted by a staff of 17 employees with a broad base of experience in lasers and optoelectronics. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, both individually and through our sponsored seminars, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses for 2005, 2004 and 2003, were $5.1 million, $4.1 million and $3.1 million, respectively. We expect that we will continue to invest approximately 7-9% of net revenue in research and development activities in order to bring new products to market.

Services and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. We strive to respond to service calls within 48 hours to minimize disruptions for our customers. As of December 31, 2005, we had a 28 person global service department. Internationally, we provide direct service support through our Tokyo and Zurich offices, and also through distributors and third-party service providers. We provide initial warranties on our products to cover parts and service and offer extended warranty packages that vary by the type of product and the level of service desired. Our base warranty on system sales covers parts and service for a period of one to two years. Customers are notified before their initial warranty expires and are able to choose from two different extended service plans covering preventative maintenance and replacement parts and labor. One plan allows the customer to pay only for time and materials at a reduced rate and a second provides yearly preventative maintenance for a fixed fee. In the event one of our customers declines an additional warranty, we will continue to service our products and charge customers for time and materials.

Manufacturing

We manufacture our products with components and subassemblies supplied by vendors. We assemble and test each of our products at our Brisbane, California facility. Quality control, cost reduction and inventory management are top priorities of our manufacturing operations.

We purchase certain components and subassemblies from a limited number of suppliers. We have flexibility with our suppliers to adjust the number of components and subassemblies as well as the delivery schedules. The forecasts we use are based on historical demands and sales projections. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. We reduce the potential for disruption of supply by maintaining sufficient inventory and identifying additional suppliers. The time required to qualify new suppliers for some components, or to redesign them, could cause delays in our manufacturing. To date, we have not experienced significant delays in obtaining any of our components or subassemblies.

We use small quantities of common cleaning products in our manufacturing operations, which are lawfully disposed of through a normal waste management program. We do not forecast any material costs due to compliance with environmental laws or regulations.

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We were inspected by the FDA in 2000 and again in 2001 at our former Burlingame facility. Our current facility in Brisbane was inspected by the FDA in 2004 and 2005. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut down of our manufacturing operations and the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. In February 2000, our former facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification as well as our certification for ISO 13485 which replaced our EN 46001 certification. We have transferred these certifications to our new facility.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2005, we had five issued U.S. patents primarily covering our ClearView handpiece design and cooling method. Of the five issued patents, three expire in 2019; one expires in 2020; and one expires in 2021. At December 31, 2005, we had sixteen pending U.S. patent applications. We intend to file for additional patents to continue to strengthen our intellectual property rights. CoolGlide is a registered trademark in the United States, Canada, the European Union and Japan. CoolGlide Excel, Coolglide CV and Cutera are registered trademarks in the United States. Our other trademarks include CoolGlide Genesis, CoolGlide Genesis Plus, CoolGlide Vantage, CoolGlide Xeo, CoolGlide Xeo SA, Titan, Solera Opus, Prowave 770, Titan XL, Titan V and AcuTip.

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

In February 2004, we received FDA clearance to market our infrared Titan handpiece for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied. In October 2004, we received FDA clearance to market our Titan tabletop console for use with the Titan handpiece. In January 2005, we received FDA clearance to market our Solera tabletop console for use with our pulsed-light handpieces. In March 2005, we received FDA clearance to market our pulsed light handpieces for hair removal and vascular treatments.

In May 2005, the FDA determined that our 510(k) application with respect to marketing our Titan product in the United States for wrinkle reduction was not substantially equivalent to predicate devices for the treatment of wrinkles. We continue to gather additional data to seek a clearance from the FDA to market Titan for additional indications.

Pre-Market Approval (PMA) Pathway

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

Clinical Trials

When FDA approval of a class I, class II or class III device requires human clinical trials, and if the device presents a “significant risk,” as defined by the FDA, to human health, the device sponsor is required to file an Investigational Device Exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board, or IRB, overseeing the clinical trial is required. Human clinical studies are generally required in connection with approval of class III devices and may be required for class I and II devices. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical trials for a significant risk device may begin once the application is reviewed and cleared by the FDA and the appropriate institutional review boards at the clinical trial sites. Future clinical trials of our products may require that we submit and obtain clearance of an IDE from the FDA prior to commencing clinical trials. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

We currently do not have any clinical trials underway. We will hold clinical trials in the future if required to do so by the FDA or if we believe additional indications on our products may be obtained by conducting such trials.

Our clinical department continues to work with physicians and other experts in the medical aesthetic market to gather additional data that may provide the basis for physician-authored white papers, the promotion of our existing products, or seeking the approval for additional indications on our existing and any future products.

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

The primary regulatory environment in Europe is that of the European Union, which consists of twenty-five countries encompassing most of the major countries in Europe. Three member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification, which is the most current ISO certification for medical device companies.

Employees

As of December 31, 2005, we had 195 employees, with 87 employees in sales and marketing, 38 employees in manufacturing operations, 28 employees in technical service, 11 employees in research and development, 25 employees in general and administrative, and 6 employees in clinical, regulatory and quality control. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www.sec.gov and our website at http://www.cutera.com. Such filings are placed on our website as soon as reasonably possible after they are filed with the SEC.

Our most recent charter for our Audit and Compensation Committees and our Code of Ethics are available on our website at www.cutera.com. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors we will publish it on our website.

ITEM 1A.	RISK FACTORS

Unfavorable results in our intellectual property litigation with Palomar Medical Technologies may result in significant decline to our stock price.

Since February 2002, we have been involved in litigation with one of our public company competitors, Palomar Medical Technologies, which alleges that the manufacture, use and sale of our products for laser hair removal infringe a certain United States patent. Public announcements concerning this litigation that are unfavorable to us have in the past resulted, and may in the future result, in significant declines in our stock price. For example, on December 13, 2005, the date of the public announcement of the denial of our motion for summary judgment, our stock price declined 34.4%. The parties are now preparing for trial, which is expected to start on May 30, 2006. An adverse ruling or judgment in this matter could cause our stock price to decline significantly.

Even if we prevail in this litigation, we do not believe that will end the dispute with Palomar. It is likely that the party who loses at the trial court level will file an appeal. Additionally, in 2005, we became involved in a second litigation against Palomar concerning our products that use pulsed light technology for hair removal, and whether these products infringe two United States patents. Consequently, even following a favorable determination in the litigation set for trial, we expect our stock to be subject to volatility from the Palomar dispute.

Our intellectual property litigation with Palomar is costly and may prevent us from selling many of our products and generating anticipated revenue.

If we do not prevail in our action against Palomar, we may be ordered to pay substantial damages for past sales (including compensatory and treble damages) and an ongoing royalty for future sales of products found to infringe. We could also be ordered to stop selling any products that are found to infringe. Most of our products include an application for laser-based hair removal, the alleged infringing application. If found liable, we do not know whether we could redesign our products to avoid future infringement with respect to this application. Consequently, we could have to remove the infringing application. Alternatively, we could seek a license to the technology from Palomar, but they have indicated publicly that they will not give us a license.

Litigation with Palomar has been and will continue to be expensive and protracted, and our intellectual property position may be weakened as a result of an adverse ruling or judgment. Whether or not we are successful in the pending lawsuits, litigation consumes substantial amounts of or financial resources and diverts management’s attention away from our core business. See Item 3—“Legal Proceedings.” We believe the cost of the Palomar litigation will increase in 2006, and that the increased cost will be substantial as the matter approaches and enters the trial stage.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2005, we had five issued U.S. patents, some covering our ClearView handpiece design and cooling method. Some of our other components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our products compete against similar products offered by public companies, such as Candela, Laserscope, Lumenis, Palomar, and Syneron as well as private companies such as Reliant Technologies and Thermage. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

•	intellectual property protection;

•	product performance;

•	product pricing;

•	quality of customer support;

•	success and timing of new product development and introductions; and

•	development of successful distribution channels, both domestically and internationally.

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

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while our CoolGlide product was the first long-pulse Nd:YAG, or long wavelength, laser system cleared by the FDA for permanent hair reduction on all skin types, competitors have subsequently introduced systems that utilize Nd:YAG lasers, and received FDA clearances to market these products as treating all skin types. We expect that any competitive advantage we may enjoy from other current and future innovations, such as combining multiple handpieces in a single system to perform a variety of applications, may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue will decline as our customers purchase our competitors’ products.

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

We have created products to apply our technology to hair removal, treatment of veins, skin rejuvenation, treatment of pigmented lesions and treatment of wrinkles. Currently, these applications represent the majority of laser and other light-based aesthetic procedures. To be successful in the future, we must develop new and innovative applications of laser and other light-based technology, identify new markets for our existing technology, and develop new technology that is not light-based. To successfully expand our product offerings, we must:

•	develop or acquire new products that either add to or significantly improve our current products;

•	convince our target customers that our new products or product upgrades would be an attractive revenue-generating addition to their practices;

•	sell our products to non-traditional customers;

•	identify new markets and alternative applications for our technology;

•	protect our existing and future products with defensible intellectual property; and

•	satisfy and maintain all regulatory requirements for commercialization.

Every year since 2000, we have introduced at least one new product and a corresponding upgrade to our existing products. Historically, these introductions have been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make annual product introductions that we can sell to new customers and to existing customers as upgrades. In the future, we plan to invest between 7-9% of net revenue in our research and development department. Even with a significant investment in research and development, we may be unable, however, to continue to develop new products and technologies annually, or at all, which could adversely affect our projected growth rate.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

We provide guidance to the investing community regarding our anticipated future operating performance, both for the coming quarter and fiscal year end. Our business typically has a short sales cycle, we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed herein. In light of those factors, it is difficult for us to estimate with accuracy our future results. In the past, our actual performance had turned out to be significantly different from our prior guidance. For example, at the beginning of 2005, we indicated that we expected our 2005 revenue to increase by 25% over 2004. Actual 2005 growth was higher, at 44% over 2004. Earlier this year, we stated publicly that we expected our revenue to grow 25% in 2006, compared to 2005. As we stated at the time, such expectations are subject to numerous risks and uncertainties which could make actual results differ materially, either higher or lower. If our actual results do not meet our public guidance, or our results or guidance as to the future were to be below the expectations of third party financial analysts, our stock price could decline significantly.

If we fail to obtain clearance from the U.S. Food and Drug Administration to market our Titan product for additional indications, our revenue from this product may be adversely affected.

Our Titan product, introduced in 2004, is a material component of our growth strategy. We currently have FDA clearance to market Titan in the United States for deep dermal heating. The FDA has denied our initial 510(k) application to market Titan for wrinkle reduction on the basis that Titan is not substantially equivalent to predicate devices for the treatment of wrinkles. We are continuing to seek a clearance from the FDA to market Titan for additional indications, but there are no assurances as to when, or whether, we will ever obtain such a clearance. We cannot promote or advertise our Titan product in the United States for any indications other than deep dermal heating until we receive additional FDA clearances. In the event that we do not obtain additional FDA clearances, our ability to market Titan in the United States and revenue derived therefrom, including revenue from both Titan unit sales and handpiece refills, may be adversely affected.

If we fail to obtain or maintain necessary FDA clearances for our products and indications, if clearances for future products and indications are delayed or not issued, or if there are federal or state level regulatory changes, our commercial operations would be harmed.

Our products are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or labeling claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. In the event that we do not obtain additional FDA clearances, our ability to market future products or applications in the United States and revenue derived therefrom may be adversely affected.

Medical devices may be marketed only for the indications for which they are approved or cleared and if we are found to be marketing our products for off-label, or non-approved, uses we might be subject to FDA enforcement action or have other resulting liability. We have obtained 510(k) clearance for the indications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase our products. However, a state could change its regulations at any time, thereby disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the United States are regulated by the FDA. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required to obtain clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may be unable to obtain or maintain regulatory qualifications, clearances or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if we fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all, which could have a material adverse effect on our business and growth strategy.

To successfully market and sell our products internationally, we must address many issues with which we have little or no experience.

For the year ended December 31, 2005, approximately 28% of our revenue was derived from international customers, which are a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel under-perform, we may be unable to increase or maintain our level of international revenue. We will need to attract additional international distributors to grow our business and expand the territories in which we sell our products. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to engage distributors in particular geographic areas, we may not realize projected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

We believe that an increasing amount of our future revenue will come from international sales as we expand our overseas operations and develop opportunities in additional international territories. International sales are subject to a number of risks, including:

•	difficulties in staffing and managing our foreign operations;

•	difficulties in penetrating markets in which our competitors’ products are more established;

•	reduced protection for intellectual property rights in some countries;

•	export restrictions, trade regulations and foreign tax laws;

•	fluctuating foreign currency exchange rates;

•	foreign certification and regulatory requirements;

•	lengthy payment cycles and difficulty in collecting accounts receivable;

•	customs clearance and shipping delays;

•	political and economic instability;

•	lack of awareness of our brand in international markets; and

•	preference for locally-produced products.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and if we are unsuccessful at finding a solution, our revenue may decline.

The expense and potential unavailability of insurance coverage for our customers and our company could adversely affect our ability to sell our products and our financial condition.

Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and, industry-wide, potential customers may opt against purchasing laser and other light-based products due to the cost of or inability to procure insurance coverage.

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

Federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedure. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

Product liability suits could be brought against us due to a defective design, material or workmanship or misuse of our products and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant eye and skin damage, and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been involved, and may in the future be involved, in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and reduce product sales. Product liability claims in excess of our insurance coverage would be paid out of cash reserves, thereby harming our financial condition and reducing our operating results.

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

If there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could be inhibited, resulting in unfavorable operating results and reduced growth potential.

Continued expansion of the global market for laser- and other light-based aesthetic procedures is a material assumption of our growth strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•	the cost of procedures performed using our products;

•	the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser- or other light-based technologies and treatments which use pharmaceutical products;

•	the success of our sales and marketing efforts; and

•	consumer confidence, which may be impacted by economic and political conditions.

If, as a result of these factors, there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could be reduced, resulting in unfavorable operating results and lower growth potential.

Lack of demand for our products in the medi-spa market would harm our anticipated revenue growth.

An increasing portion of our revenue is derived from sales to customers in the medi-spa market, which is comprised of physicians offering aesthetic treatments in a spa environment. Achieving further penetration into this new market is a material assumption of our growth strategy. Demand for our products in the medi-spa market could be weakened by factors including poor financial performance of medi-spa businesses, reduced patient demand for aesthetic treatments in a spa environment, price sensitivity of medi-spa patients and demand for alternative treatments and services in the medi-spa setting. If we do not achieve anticipated demand for our products in the medi-spa market, our expected revenue growth may not be achieved.

If PSS World Medical fails to perform to our expectations, we may fail to achieve anticipated operating results.

We have a distribution agreement with PSS World Medical, which operates medical supply distribution service centers with approximately 700 sales representatives serving physician offices in all 50 states of the United States. PSS World Medical sales representatives work in coordination with our sales force to locate new potential customers for our products. For the year ended December 31, 2005, approximately 16% of our revenue was from PSS.

If PSS World Medical does not perform adequately under the arrangement, or terminates our relationship, which it can do at any time upon 90 days notice, it may have a material adverse effect on our business, financial condition, results of operations or future cash flows.

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

Our financial results will be affected by accounting rules governing the recognition of stock-based compensation expense.

Beginning in the first quarter of fiscal 2006, we, like other companies, will be required to measure and record stock-based compensation expense using the fair value method, which will adversely affect our results of operations by increasing our cost by the amount of such stock option charges.

In the year ending December 31, 2006, we estimate that the adoption of FAS 123(R) will increase our cost of goods sold and operating expenses by approximately $3.6 million. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, and interest rates.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Beginning with this annual report for our fiscal year ended on December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal control over financial reporting. Such report must contain an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal control is effective. Such report must also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of such internal control.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, the commitment of time and operational resources and the diversion of management’s attention. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of our fiscal year end in future years, our business may be harmed.

Our effective income tax rate may vary significantly

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changes in tax laws or the interpretation of tax laws, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, future levels of R&D spending, deductions for employee stock option exercises being different to what we projected, and changes in overall levels of income before taxes.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and U.S. operations are located in a 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires in 2014. In addition, we have leased office facilities of approximately 2,690 square feet and 3,700 square feet, in Switzerland and Japan, respectively. The lease in Switzerland expires in July 2008 and the lease in Japan expires in May 2007. In September 2005, we terminated our 1,400 square foot Germany office lease. We believe that these facilities are adequate for our current and future needs.

ITEM 3.	LEGAL PROCEEDINGS

In February 2002, Palomar Medical Technologies filed a lawsuit against us in the United States District Court, District of Massachusetts. A trial date has been set for May 30, 2006. The plaintiff alleges that by making, using, selling or offering for sale our CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, we are willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin us from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. We are defending the action vigorously, asserting that our products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, we have filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office.

In April 2005, the plaintiffs filed a second lawsuit in this same court, alleging that by making, using, selling or offering for sale products that utilize pulsed-light technology for hair removal, we are willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. The plaintiffs are seeking to enjoin us from selling our products found to infringe those patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. We have responded by filing a motion to dismiss this second lawsuit on the grounds of lack of jurisdiction, and by filing complaints for declaratory relief against these plaintiffs in California and Delaware. This motion is pending with the court.

We believe that we have meritorious defenses of non-infringement and invalidity in these actions. However, litigation is unpredictable and we may not prevail in successfully defending or asserting our position. If we do not prevail, we may be ordered to pay substantial damages for past sales and an ongoing royalty for future sales of products found to infringe. We could also be ordered to stop selling any products that perform hair removal. Most of our products include an application for hair removal.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Stock Exchange Listing

Cutera’s common stock trades on The NASDAQ National Market under the symbol “CUTR.” At February 28, 2006, the closing sale price of our common stock was $27.09 per share.

Common Stockholders

We had 16 stockholders of record as of February 28, 2006, one of whom was CEDE & CO, a large clearing house that holds shares in its name for banks, brokers and institutions, in order to expedite the sale and transfer of stock. Since many stockholders’ shares are listed under their brokerage firm’s name, we believe the actual number of stockholders is over 8,000.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods. In the first quarter of 2004, we had the initial public offering of our common stock.

	Common Stock
	2005		2004
	High	Low	High	Low
4th Quarter	$43.50	$22.08	$13.11	$9.51
3rd Quarter	25.94	16.06	14.00	10.89
2nd Quarter	19.56	14.37	16.50	11.11
1st Quarter	19.71	12.47	14.00	14.00

Dividend Policy

We have never paid a cash dividend and have no present intention to pay cash dividends in the foreseeable future. The Board of Directors currently intends to retain any future earnings for use in our business.

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

See Part III, Item 12 for information regarding securities authorized for issuance under equity compensation plans.

ITEM 6.	SELECTED FINANCIAL DATA

The table set forth below contains certain consolidated financial data for each of the last five fiscal years of Cutera. This data should be read in conjunction with the detailed information, financial statements and related notes, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

Consolidated Statements of Operations Data (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003	2002	2001
Net revenue (1)	$75,620	$52,641	$39,088	$28,327	$19,328
Cost of revenue (1)	19,792	14,689	12,317	9,991	6,941

Gross profit	55,828	37,952	26,771	18,336	12,387

Operating expenses:
Sales and marketing	24,801	19,052	13,410	8,236	5,431
Research and development	5,065	4,136	3,097	2,701	2,108
General and administrative	7,983	8,344	3,916	5,106	1,843
Amortization of stock-based compensation (2)	1,307	1,267	1,184	963	495

Total operating expenses	39,156	32,799	21,607	17,006	9,877

Income from operations	16,672	5,153	5,164	1,330	2,510
Interest and other income, net	2,034	632	30	85	171

Income before income taxes	18,706	5,785	5,194	1,415	2,681
Provision for income taxes	(4,905)	(2,025)	(2,088)	(755)	(342)

Net income	$13,801	$3,760	$3,106	$660	$2,339

Net income available to common shareholders used in basic earnings per share	13,801	3,284	963	184	561

Net income per share:
Basic	$1.20	$0.38	$0.46	$0.10	$0.38

Diluted	$1.00	$0.31	$0.35	$0.07	$0.27

Weighted-average number of shares used in per share calculations:
Basic	11,535	8,573	2,106	1,810	1,480

Diluted	13,864	12,222	8,835	8,811	8,731

(1) Includes amortization of stock-based compensation related to:

Net revenue	$—	$—	$—	$—	$164
Cost of revenue	135	168	240	234	93

	135	168	240	234	257

(2) Amortization of stock-based compensation is attributable to the following operating expense categories:

Sales and marketing	220	274	382	366	262
Research and development	288	413	351	287	113
General and administrative	799	580	451	310	120

	1,307	1,267	1,184	963	495

Total amortization of stock-based compensation	$1,442	$1,435	$1,424	$1,197	$752

	As of December 31,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data (in thousands):
Cash and cash equivalents	$5,260	$7,070	$10,290	$8,276	$6,354
Marketable investments	86,736	59,200	—	—	—
Working capital	98,318	68,519	14,205	8,896	7,854
Total assets	111,958	80,549	24,198	15,426	12,475
Redeemable convertible preferred stock	—	—	7,372	7,272	7,272
Retained earnings	21,743	7,942	4,182	1,076	416
Total stockholders’ equity	97,177	68,456	7,875	3,106	1,226

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements relating to our expectations as to future capital expenditures and requirements, growth in our operations, the impact of exchange rate volatility, and the current litigation against Palomar Medical Technologies. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Item 1A—“Risk Factors” commencing on page 18, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Introduction

The MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical accounting policies and estimates. This section describes the key accounting policies that are affected by critical accounting estimates. In addition, it includes a summary of recent accounting pronouncements that may be applicable to us.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement of operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2005.

•	Recent accounting pronouncements. This section describes the issuance and effects of new accounting pronouncements that are applicable to our Company.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research, regulatory, sales, marketing and administrative activities. Outside the United States, we have a direct sales presence in Australia, Canada, France, Germany, Japan, Spain, Switzerland and the United Kingdom. As of December 31, 2005, we had 63 direct sales employees worldwide, a global network of distributors located in more than 25 countries, and a distributor relationship in the United States with PSS World Medical. PSS’s Physician Sales and Service business operates medical supply distribution service centers with approximately 700 sales representatives serving physician offices in all 50 of the United States.

Products.    Our revenue is derived from the sale of products, product upgrades, amortization of pre-paid service contracts, revenue from out-of-warranty services, and Titan handpiece refills. Product revenue represents the sale of a system console that incorporates a universal graphic user interface, a laser or other light-based module, control system software, high voltage electronics, and one or more handpieces. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as product upgrade revenue. Service revenue relates to amortization of pre-paid maintenance and support contract revenue and receipts for services on out-of-warranty products. Titan handpiece refill revenue is associated with our Titan handpiece, which requires a periodic “refilling” process, which includes the replacement of the optical source, after a set number of pulses has been performed.

Significant Business Trends.    We believe that revenue growth has been and will continue to be primarily attributable to the following:

•	Investments made in our global sales and marketing infrastructure, including the expansion of our sales force and improved productivity, to increase our market penetration in an expanding aesthetic laser market.

•	Continuing introduction of new aesthetic products and applications.

•	Marketing to physicians outside the core dermatologist and plastic surgeon specialties, including the medi-spa market.

During 2005, our business continued to experience significant growth. Net revenue for the year ended December 31, 2005 increased by $23 million, or 44%, compared to 2004, while net revenue for 2004 increased by $13.6 million, or 35%, compared to 2003. On a geographical basis, for 2005, compared to 2004, our U.S. revenue increased by $19.7 million, or 57%, and our international revenue increased by $3.3 million, or 19%. We experienced stronger U.S growth, versus international growth, due primarily to our increased sales and marketing efforts and our higher concentration of direct sales employees in the United States. The slower international growth was partly attributable to reduced revenue to a national chain of clinics in Japan, who purchased systems for all their members beginning in early 2004 and ending in the first quarter of 2005. Our revenue is seasonally strong in the fourth quarter of our fiscal year and accounted for 32% and 31% of our net revenue for 2005 and 2004, respectively.

Due to our patent litigation set for trial on May 30, 2006—see Item 3—Legal Proceedings—we expect our general and administrative expenses to increase to $3.5 million in each of the quarters ending March 31, 2006 and June 30, 2006. After the trial is completed, anticipated for June 2006, we expect our general and administrative expenses to be in the range of 8%-10% of revenue for the remainder of 2006.

Starting from January 1, 2006, we will recognize compensation expense for employee stock options using the fair-value based method—see the section on “Recent Accounting Pronouncements” below. As a result, for the year ending December 31, 2006, we expect stock-based compensation expense to increase to approximately $4.5 million. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of complex and subjective valuation assumptions and the related tax effect. These valuation assumptions include, but are not limited to, the volatility of our stock price, employee stock option exercise behaviors, and interest rates.

Factors that May Impact Future Performance.    Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. Our industry is subject to extensive government regulation, including the regulation by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other factors that could impact our future performance are provided in Item 1A—“Risk Factors” section above.

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

Revenue Recognition

We recognize distributor and non-distributor revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin, or SAB, No. 104, Revenue Recognition. SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed and determinable; and collectibility is reasonably assured. Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered are based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees. In instances where final acceptance of the product is specified by the customer or collectibility has not been reasonably assured, revenue is deferred until all acceptance criteria have been met. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, not under a service contract, is recognized as the services are provided. Total deferred revenue for service contracts was $3.1 million and $1.9 million as of December 31, 2005 and December 31, 2004, respectively. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for Doubtful Accounts

Our accounts receivable balance, net of allowance for doubtful accounts, was $6.5 million as of December 31, 2005, compared with $6.6 million as of December 31, 2004. The allowance for doubtful accounts as of December 31, 2005, was $177,000, compared with $487,000 as of December 31, 2004. We perform periodic credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of current credit information. We monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience and any specific customer collection issues that have been identified. While our credit losses have historically been within our expectations and the allowance established, we may not continue to experience the same credit loss rates that we have in the past.

Allowance for Inventory

We state our inventory at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored on a monthly basis and updated annually and as necessary to reflect changes in raw material costs and labor and overhead rates. Our inventory balance was $5.2 million as of December 31, 2005, compared with $3.0 million as of December 31, 2004. Our inventory allowances as of December 31, 2005 were $992,000, compared with $378,000 as of December 31, 2004. We provide inventory allowances when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory allowances are measured as the difference between the cost of inventory and estimated market value. Inventory reserves are charged to cost of revenue and establish a lower cost basis for the inventory. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory reserves that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when product is sold.

Warranty Reserve

The liability for product warranties, included in other accrued liabilities, was $2.0 million as of December 31, 2005, compared with $1.9 million as of December 31, 2004. Our products sold are generally covered by a warranty for periods ranging from one to two years. We accrue for warranty costs as part of our cost of sales at the time revenue is recognized. Product warranty cost is based on associated material costs, technical support labor costs, and associated overhead. We provide for the estimated cost of product warranties by considering historical material, labor and overhead expenses and applying the experience rates to the outstanding warranty period for products sold. As we sell new products to our customers, we must exercise considerable judgment in estimating the expected failure rates and warranty costs. Should actual product failure rates, material usage, service delivery costs or overhead costs differ from our estimates, revisions to the estimated warranty liability would be required. For more information on warranty reserves, see Note 4 to the Notes To Consolidated Financial Statements.

Stock based compensation

We have stock option plans to reward our employees. We account for these plans under the recognition and measurement principles of Accounting Principles Board, or APB, Opinion No. 25 and related interpretations and apply the disclosure provisions of SFAS No. 123, as amended by SFAS No. 148. We have recorded stock-based compensation expense for the fair market value of restricted stock granted to employees in 2005; and the difference between the deemed fair value of our common stock on the date of grant and the option exercise price with respect to stock options granted to employees prior to our initial public offering in 2004. We amortize employee stock-based compensation on a straight-line basis over the vesting terms of the underlying options.

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

Our effective tax rates differ from the statutory rate primarily due to research and development tax credits, state taxes, benefits from disqualifying dispositions of incentive stock option exercises, tax exempt interest income, and the tax impact of foreign operations. Our effective tax rate was 26%, 35% and 40% for the year ended December 31, 2005, 2004 and 2003, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, or by changes in tax laws or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue

Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $515,000 at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Contingencies

We record charges for the costs we anticipate incurring in connection with litigation and claims against us when we can reasonably estimate these costs. As disclosed in Part I, Item 3—Legal Proceedings, we are involved in patent litigation with Palomar Medical Technologies, Inc. Since the outcome of this litigation is unpredictable, no expense has been recorded with respect to the contingent liability associated with this matter. Legal fees in connection with loss contingencies are recognized as the fees are incurred.

Recent Accounting Pronouncements

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), as amended, is effective for public companies for the first annual period beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 123(R) will be effective January 1, 2006 for us. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately.

We plan to adopt SFAS No. 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The amounts disclosed within our consolidated financial statement footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123(R). Compensation expense calculated under SFAS No. 123(R) may differ from amounts currently disclosed within our consolidated financial statement footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The adoption of SFAS No. 123(R) is expected to increase our cost of goods sold and operating expenses by approximately $3.6 million in 2006 based upon employee stock options outstanding as of December 31, 2005 and estimated 2006 option grants to employees. We expect the adoption of SFAS 123(R) to have a significant impact on our consolidated income statements and the presentation of the consolidated statements of cash flows. SFAS 123(R) also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statement of cash flows as a financing activity rather than an operating activity, as currently presented.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net total revenue.

	Year ended December 31,
	2005	2004	2003
Revenue mix by geography:
Revenue from United States customers	72%	66%	77%
Revenue from International customers	28%	34%	23%

	100%	100%	100%

Revenue mix by product category:
Products	84%	83%	84%
Product upgrades	9%	12%	12%
Service	5%	5%	4%
Titan refills	2%	—%	—%

	100%	100%	100%

Net revenue growth	44%	35%	38%

Net revenue	100%	100%	100%
Cost of revenue	26%	28%	32%

Gross profit	74%	72%	68%

Operating expenses:
Sales and marketing	33%	36%	34%
Research and development	7%	8%	8%
General and administrative	10%	16%	10%
Amortization of stock-based compensation	2%	2%	3%

Total operating expenses	52%	62%	55%

Income from operations	22%	10%	13%
Interest and other income, net	3%	1%	0%

Income before income taxes	25%	11%	13%
Provision for income taxes	7%	4%	5%

Net income	18%	7%	8%

Net Revenue

Revenue is derived primarily from the sale of products, product upgrades, service related to our products, and Titan handpiece refills. For the year ended December 31, 2005, compared to the year ended December 31, 2004, net revenue increased $23.0 million, or 44%. The $23.0 million increase was the result of a $19.8 million, or 45%, increase of product revenue; $1.5 million, or 61%, increase in service revenue; and $1.7 million increase in revenue from Titan handpiece refills. Upgrade revenue for the year ended December 31, 2005, when compared to the same period in 2004, remained unchanged at $6.6 million due primarily to an increasing number of existing customers choosing to purchase a second system, primarily from our Solera family of products, instead of upgrading their existing systems.

Of the $23.0 million increase in net revenue, $19.7 million was attributable to higher U.S. revenue and $3.3 million was attributable to higher international revenue. The primary contributors to our revenue growth were the continued expansion of our direct sales force, higher revenue from our multi-application CoolGlide Xeo product, the introduction of our new Solera family of products, the strong market acceptance of our products in the medi-spa market, increased service revenue due to the increased number of units installed at customer sites and the increase of Titan handpiece refill revenue resulting from the periodic need for refilling the handpiece and an increased number of units sold.

For the year ended December 31, 2004, compared to the year ended December 31, 2003, net revenue increased $13.6 million, or 35%. Product revenue increased $10.3 million, due primarily to sales of our multi application Xeo product; upgrade revenue increased by $2.1 million, due primarily to the release of the Titan upgrade product in 2004; and service and other revenue increased by $1.2 million due partly to a higher installed base of customers. The geographical source of the $13.6 million revenue increase was, $8.9 million from international sales and $4.7 million from U.S. sales. The large growth internationally occurred primarily in the Pacific Rim countries resulting from our sales force expansion and new product introductions.

Cost of Revenue

Our cost of revenue consists primarily of material, labor and manufacturing overhead expenses. For the year ended December 31, 2005, compared to the year ended December 31, 2004, cost of revenue increased $5.1 million, or 35%. Cost of revenue as a percentage of net revenue, decreased to 26% for the year ended December 31, 2005, from 28% for the year ended December 31, 2004. This improvement in margins was primarily attributable to lower overhead expenses resulting from the leveraging of our manufacturing operations, a favorable product mix towards our multi-application Xeo products, and reduced warranty and service costs associated with improved product reliability.

For the year ended December 31, 2004, compared to the year ended December 31, 2003, cost of revenue increased $2.4 million, or 19%. Key contributors to this increase include; $1.4 million of increased labor and overhead costs and $1.0 million of higher material costs associated with increased unit shipments.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel costs and expenses associated with customer-attended workshops, trade shows and advertising. For the year ended December 31, 2005, compared to the year ended December 31, 2004, sales and marketing expenses increased by $5.7 million, or 30%. This increase was primarily attributable to approximately $4.7 million of higher personnel expenses associated primarily with the increased expenses relating to higher headcount, higher commission expense due to increased revenue and higher recruiting expenses and $354,000 of higher travel expenses attributable with the higher headcount. As a percentage of net revenue, for the year ended December 31, 2005 sales and marketing expenses decreased by three percentage points from 36% in the year ended December 31, 2004 to 33% in the same period in 2005. This decrease was primarily attributable to improved leveraging and productivity that resulted from the higher revenue growth, compared to the expense growth.

For the year ended December 31, 2004, compared to the year ended December 31, 2003, sales and marketing expenses increased $5.6 million, or 42%. This increase was primarily attributable to an increase of $2.2 million in promotional expenses, $2.5 million of personnel costs and $734,000 in travel costs. Promotional expenses result primarily from customer workshops and industry trade shows.

Research and Development

Research and development expenses consist primarily of personnel, clinical, regulatory and material costs. For the year ended December 31, 2005, compared to the year ended December 31, 2004, research and development expenses increased $929,000 or 22%. This increase was primarily attributable to $888,000 of higher personnel expense due primarily to increased headcount. As a percentage of net revenue, research and development expenses for the year ended December 31, 2005, compared to the same period in 2004, decreased by one percentage point from 8% to 7% due to the higher net revenue in 2005.

For the year ended December 31, 2004, compared to the year ended December 31, 2003, research and development expenses increased $1.0 million or 34%. This increase was primarily attributable to higher facility related expenses of $353,000 associated with the move to our new Brisbane, California location in 2004, $272,000 of higher third party expenses associated with clinical projects and $243,000 of higher material and personnel related costs for new product development.

General and Administrative

General and administrative expenses consist primarily of personnel costs, legal and accounting fees and other general administrative expenses. For the year ended December 31, 2005, compared to the same period in 2004, general and administrative expenses decreased by $361,000, or 4%. This decrease was primarily attributable to lower legal expenses of $1.4 million, partly due to the timing of our litigation with Palomar, and expenses incurred in 2004 but not in 2005, including costs of $291,000 associated with moving our facilities from Burlingame, California to Brisbane, California and a litigation settlement of $175,000. This was offset by $1.7 million of higher personnel expenses, due to higher headcount and a net increase of $340,000 in accounting, tax and audit consulting fees, due primarily to our Sarbanes Oxley implementation in 2005. As a percentage of net revenue, general and administrative expenses decreased from 16% in 2004 to 10% in 2005.

For the year ended December 31, 2004, compared to the same period in 2003, general and administrative expenses increased by $4.4 million, or 113%. This increase was primarily attributable to $1.2 million in increased outside service costs, primarily associated with our initial public offering and being a public company, $1.1 million of higher legal expenses, $611,000 of higher facilities costs primarily associated with the move to our new Brisbane, California location and $444,000 in increased personnel costs.

Interest and Other Income, Net

For the year ended December 31, 2005, compared to the same period in 2004, interest and other income increased $1.4 million. This increase was primarily attributable to higher tax-exempt interest income, resulting from higher investment balances and rising yields in 2005, compared to 2004.

For the year ended December 31, 2004, compared to the same period in 2003, interest and other income, net, increased by $602,000. This increase in interest income was primarily a result of higher cash and investment balances resulting from the proceeds of our initial public offering in April 2004.

Provision for Income Taxes

For the year ended December 31, 2005, 2004 and 2003, our effective tax rate was 26%, 35% and 40%, respectively. The decrease in the effective tax rate in 2005, compared to 2004, was primarily attributable to higher incentive stock option exercises that became tax deductible due to a disqualifying disposition by the option holders, and higher benefit from research and development credits resulting from increased research and development expenses. For the year ended December 31, 2004, compared with the same period in 2003, this decrease in effective tax rates resulted primarily from higher tax-exempt interest income and lower stock-based compensation charges on incentive stock options that are not tax deductible.

Amortization of Stock-Based Compensation

Stock-based compensation consists of amortization of deferred stock-based compensation related to restricted stock units, stock options to purchase common stock issued to employees below their deemed fair market value and the value of options to purchase common stock issued to non-employees. Deferred stock-based compensation is amortized on a straight-line basis to the respective departments that benefit from the services of the individuals who were granted the equity instruments.

In 2005, instead of granting employees stock option, we granted them a mix of stock options and restricted stock units. During the year ended December 31, 2005, we granted 71,500 shares of restricted stock units that vest in four equal, annual installments on the anniversaries of the date of grant. We recorded $1,448,000 of deferred stock-based compensation for these restricted stock unit grants, which is being amortized over a four year expected service period of the employees.

As of December 31, 2005, we had $2.2 million of deferred stock-based compensation cost related to non-vested stock options and restricted stock awards, that will be expensed over the next three and a half years.

During each of the years ended December 31, 2005, 2004 and 2003, we recorded $1.4 million of deferred stock-based compensation.

Liquidity and Capital Resources

Net Cash Provided by Operating Activities

For the year ended December 31, 2005, net cash provided by operations was $20.4 million. This was primarily attributable to net income of $13.8 million; cash provided from tax benefits related to employee stock option exercises of $7.4 million; add back for non-cash amortization of deferred stock-based compensation of $1.4 million; and an increase in deferred revenue resulting primarily from an increase in customer service contracts sold in 2005. This was offset by cash used to increase inventory by $3.1 million to support anticipated shipments and a broader product offering; and an increase in other assets of $2.9 million that resulted from income taxes paid prior to the fourth quarter of 2005 becoming refundable due to an increase in employee stock option deductions in the fourth quarter of 2005.

For the year ended December 31, 2004, net cash provided by operating activities was $9.2 million, which primarily resulted from net income of $3.8 million; adjusted for $2.5 million from an increase in accrued liabilities, primarily due to higher employee related accruals; and $1.4 million of non-cash stock-based compensation expense. This was partly offset by $1.1 million cash used to increase inventory for anticipated revenue shipments and a reduction in accounts payable of $720,000.

Net Cash Used in Investing Activities

For the year ended December 31, 2005, net cash used in investing activities was $28.3 million. Of this amount, $27.6 million, net, was used to purchase additional marketable investments from the cash generated by operations, the exercises of stock options and employee stock purchases. In addition, $539,000 was primarily used to purchase research and development and manufacturing equipment; and $165,000 was used to purchase intangibles associated with the set up of a new office in Zurich, Switzerland through the acquisition of a distributor.

For the year ended December 31, 2004, net cash used in investing activities was $59.8 million. Of this amount, $59.2 million net was used to purchase marketable investments and $854,000 was used for purchasing property and equipment primarily for our manufacturing, research and development in our new Brisbane, California location. This was partly offset by $250,000 from the removal of restrictions on cash deposits with our bank.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2005, was $6.1 million, which was attributable to proceeds from the issuance of stock through our stock option and employee stock purchase plans.

Net cash provided by financing activities for the year ended December 31, 2004 was $47.3 million. Of this amount, $46.3 million, net, was from the sale of common stock associated with our initial public offering and $1.0 million was attributable to the proceeds from the purchase of stock through our stock option and employee stock purchase plans.

As of December 31, 2005, we had cash, cash equivalents and marketable investments of $92.0 million, which we believe are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

As disclosed in Note 5 to the Notes to Consolidated Financial Statements—“Contingencies,” we are involved in patent litigation with Palomar Medical Technologies, Inc. Since the outcome of this litigation is unpredictable, and since management believes that a significant adverse result for the Company is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. If we do not prevail in this litigation, we could be ordered to pay substantial damages, which could adversely impact the working capital available for use in future operations. See Item 1A—“Risk Factors” relating to this litigation. Our 2006 expense projections include significant spending on this litigation.

Contractual Cash Obligations

The following table discloses aggregate information about the Company’s contractual obligations for minimum lease payments related to facility leases, net of sub lease income in 2006, and the periods in which these payments are due as of December 31, 2005.

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,778	$686	$1,677	$2,138	$4,277

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, we were not involved in any unconsolidated transactions.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. For maturities of our marketable investments, see Note 3 to the Notes to Consolidated Financial Statements. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2005 would have potentially declined by $313,000.

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant. We cannot assure that there will not be a material impact in the future. Although the majority of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2005, 2004 and 2003 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	68

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Cutera, Inc.:

We have completed an integrated audit of Cutera, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cutera, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the “Report of management on internal control over financial reporting” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 15, 2006

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$5,260	$7,070
Marketable investments	86,736	59,200
Accounts receivable, net of allowance for doubtful accounts in 2005 and 2004 of $177 and $487, respectively	6,478	6,643
Inventory	5,245	3,004
Deferred tax asset	3,027	2,284
Other current assets	3,728	878

Total current assets	110,474	79,079
Property and equipment, net	1,015	1,071
Intangibles, net	469	399

Total assets	$111,958	$80,549

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$1,352	$1,195
Accrued liabilities	9,131	8,194
Deferred revenue	1,673	1,171

Total current liabilities	12,156	10,560
Deferred rent	1,096	648
Deferred revenue, net of current portion	1,469	833
Deferred tax liability	60	52

Total liabilities	14,781	12,093

Commitments and contingencies (Note 5)
Stockholders’ equity:
Redeemable convertible preferred stock, $0.001 par value
Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares in both 2005 and 2004; Issued and outstanding: 12,213,474 and 10,957,202 shares in 2005 and 2004, respectively	12	11
Additional paid-in capital	77,705	62,738
Deferred stock-based compensation	(2,171)	(2,226)
Retained earnings	21,743	7,942
Accumulated other comprehensive loss	(112)	(9)

Total stockholders’ equity	97,177	68,456

Total liabilities and stockholders’ equity	$111,958	$80,549

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Net revenue	$75,620	$52,641	$39,088
Cost of revenue (1)	19,792	14,689	12,317

Gross profit	55,828	37,952	26,771

Operating expenses:
Sales and marketing	24,801	19,052	13,410
Research and development	5,065	4,136	3,097
General and administrative	7,983	8,344	3,916
Amortization of stock-based compensation (2)	1,307	1,267	1,184

Total operating expenses	39,156	32,799	21,607

Income from operations	16,672	5,153	5,164
Interest and other income, net	2,034	632	30

Income before income taxes	18,706	5,785	5,194
Provision for income taxes	(4,905)	(2,025)	(2,088)

Net income	$13,801	$3,760	$3,106

Net income available to common stock holders used in basic earnings per share	$13,801	$3,284	$963

Net income per share:
Basic	$1.20	$0.38	$0.46

Diluted	$1.00	$0.31	$0.35

Weighted-average number of shares used in per share calculations:
Basic	11,535	8,573	2,106

Diluted	13,864	12,222	8,835

(1) Cost of revenue includes amortization of stock-based compensation of:	$135	$168	$240

(2) Amortization of stock-based compensation is attributable to the following operating expense categories:

Sales and marketing	220	274	382
Research and development	288	413	351
General and administrative	799	580	451

	1,307	1,267	1,184

Total amortization of stock-based compensation	$1,442	$1,435	$1,424

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Retained Earnings	Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2002	1,963,384	$2	$4,643	$(2,615)	$1,076	$—	$3,106
Exercise of stock options	266,130	—	108	—	—	—	108
Deferred stock-based compensation	—	—	2,591	(2,591)	—	—	—
Amortization of stock-based compensation	—	—	—	1,318	—	—	1,318
Tax benefit related to employee stock options	—	—	131	—	—	—	131
Non-employee stock-based compensation	—	—	106	—	—	—	106
Net income	—	—	—	—	3,106	—	3106

Balance at December 31, 2003	2,229,514	2	7,579	(3,888)	4,182	—	7,875
Issuance of common stock from initial public offering, net of issuance costs	3,629,800	4	46,308	—	—	—	46,312
Conversion of redeemable convertible preferred stock to common stock at initial public offering	4,725,000	5	7,367	—	—	—	7,372
Issuance of common stock upon net exercise of warrant	18,010	—				—	—
Issuance of common stock for employee purchase plan	35,235	—	323	—	—	—	323
Exercise of stock options	319,643	—	714	—	—	—	714
Deferred stock-based compensation	—	—	(227)	227	—	—	—
Amortization of stock-based compensation	—	—	—	1,435	—	—	1,435
Tax benefit related to employee stock options	—	—	674	—	—	—	674
Components of other comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	—	3,760	—	3,760
Other comprehensive loss	—	—	—	—	—	(9)	(9)

Comprehensive income	—	—	—	—	—	—	3,751

Balance at December 31, 2004	10,957,202	11	62,738	(2,226)	7,942	(9)	68,456
Issuance of common stock for employee purchase plan	58,323	—	575	—	—	—	575
Exercise of stock options	1,197,949	1	5,568	—	—	—	5,569
Deferred stock-based compensation	—	—	(323)	323	—	—	—
Issuance of restricted stock units	—	—	1,448	(1,448)	—	—	—
Non-employee stock compensation	—	—	262	(262)	—	—	—
Amortization of stock-based compensation	—	—	—	1,442	—	—	1,442
Tax benefit related to employee stock options	—	—	7,437	—	—	—	7,437
Components of other comprehensive income:
Net income	—	—	—	—	13,801	—	13,801
Other comprehensive loss	—	—	—	—	—	(103)	(103)

Comprehensive income	—	—	—	—	—	—	13,698

Balance at December 31, 2005	12,213,474	$12	$77,705	$(2,171)	$21,743	$(112)	$97,177

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$13,801	$3,760	$3,106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	689	524	443
Change in allowance for doubtful accounts	(310)	293	333
Provision for excess and obsolete inventory	905	300	139
Change in deferred tax asset/liability	(735)	(476)	(587)
Amortization of stock-based compensation	1,442	1,435	1,424
Tax benefit related to employee stock options	7,437	674	131
Loss on disposal of assets	—	47	35
Changes in assets and liabilities:
Accounts receivable	(475)	661	(4,752)
Inventory	(3,146)	(1,065)	(1,012)
Other current assets	(2,850)	1	(578)
Accounts payable	157	(720)	990
Accrued liabilities	937	2,485	1,914
Deferred rent	448	648	—
Deferred revenue	1,138	677	999

Net cash provided by operating activities	20,388	9,244	2,585

Cash flows from investing activities:
Acquisition of property and equipment	(539)	(854)	(589)
Purchase of intangibles	(165)	—	—
Proceeds from sales of marketable investments	18,324	9,133	—
Proceeds from maturities of marketable investments	49,948	14,310	—
Purchase of marketable investments, net	(95,910)	(82,652)	—
Change in restricted cash	—	250	(190)

Net cash used in investing activities	(28,342)	(59,813)	(779)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	6,144	1,037	108
Proceeds from exercise of warrant	—	—	100
Proceeds from issuance of common stock, net	—	46,312	—

Net cash provided by financing activities	6,144	47,349	208

Net (decrease) increase in cash and cash equivalents	(1,810)	(3,220)	2,014
Cash and cash equivalents at beginning of year	7,070	10,290	8,276

Cash and cash equivalents at end of year	$5,260	$7,070	$10,290

Supplemental and non-cash disclosure of cash flow information:
Conversion of preferred stock to common stock	$—	$7,372	—
Change in deferred stock-based compensation, net of terminations	$1,387	$(227)	2,591
Cash paid for income taxes	$1,837	$2,526	2,295

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION:

Formation and business of the Company

Cutera, Inc. (the “Company”) designs, develops, manufactures, and markets the CoolGlide, Xeo and Solera families of products for use in laser and other light-based aesthetic applications. The Company’s products enable dermatologists, plastic surgeons, gynecologists, primary care physicians, and other qualified practitioners to offer safe, effective and non-invasive aesthetic treatments to their patients.

Initial public offering

On April 5, 2004, the Company completed an initial public offering in which it sold 3,100,000 shares of common stock at $14.00 per share. On April 28, 2004, the underwriters exercised the over-allotment option to purchase an additional 529,800 shares at $14.00 per share. The Company’s initial public offering raised approximately $46.3 million, net of underwriting discounts, commissions and other offering costs of $4.5 million. Upon the closing of the offering, all the Company’s outstanding shares of redeemable convertible preferred stock converted on a one-to-one basis into 4,725,000 shares of common stock.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of presentation

As of December 31, 2005, the Company has eight wholly-owned subsidiaries in Switzerland, France, Germany, United Kingdom, Japan, Canada, Australia and Spain. The purpose of these subsidiaries is to market, sell and service the Company’s products outside of the United States. The consolidated financial statements include the accounts of the subsidiaries. All inter-company transactions and balances have been eliminated.

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

Cash, cash equivalents and investments

Cash equivalents or short-term financial investments that are readily convertible to cash are stated at cost, which approximates market value. The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. Management determines the appropriate classification of its short-term and long-term marketable investment securities at the time of purchase and reevaluates such determination as of each balance sheet date. The Company’s marketable investments are classified as “available-for-sale” securities in the accompanying financial statements. Available-for-sale securities are carried at fair value, with unrealized gains and losses reported in other comprehensive income. All investments are held for use in current operations and are classified in current assets. All realized gains and losses and unrealized losses and declines in fair value that are other than temporary are recorded in earnings in the period of occurrence. The specific identification method is used to determine the realized gains and losses on investments.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair value of financial instruments

Carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values. The fair value of marketable investments is based on quoted market prices.

Concentration of credit risk and other risks and uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with two major banks in the United States. In addition, the Company has operating cash balances in each of the international locations that it operates in. Deposits in these banks may exceed the amount of insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential credit losses. Concentrations of accounts receivable balances are presented in Note 3 and Segment, geographic and major customer information is presented in Note 11.

The Company invests in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months.

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

Future products developed by the Company may require additional approvals from the Food and Drug Administration or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will continue to meet the necessary regulatory requirements. If the Company was denied such approvals or such approvals were delayed, it may have a materially adverse impact on the Company.

Inventory

Inventory is stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value.

The Company includes demonstration units within inventory. Demonstration units are carried at cost and amortized over their estimated economic life of two years. Amortization expense related to demonstration units is recorded in cost of revenue or in the respective operating expense line based on how the equipment is used. Proceeds from the sale of demonstration units are recorded as revenue.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over the estimated useful lives of the related assets, which is generally two to five years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets. Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in other income/expense. Maintenance and repairs are charged to operations as incurred.

Intangible assets

Purchased technology sublicense and other intangible assets are presented at cost, net of accumulated amortization. The technology license is being amortized over its expected useful life of 10 years and the other intangibles are being amortized over their expected useful life of two years.

Impairment of long-lived assets

In accordance with the provisions of Statement of Financial Accounting Standards Board (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Under SFAS No. 144, an impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2005, there have been no such impairments.

Revenue recognition

Product revenue, including upgrade revenue and revenue from Titan handpiece refills, is recognized when title and risk of ownership has been transferred, provided that persuasive evidence of an arrangement exists, the price is fixed or determinable, remaining obligations are insignificant and collectibility is reasonably assured. Transfer of title and risk of ownership generally occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. Revenue is recorded net of customer and distributor discounts.

The Company generally offers a warranty with its products. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, not under a service contract, is recognized as the services are provided. Service revenue for the years ended December 31, 2005, 2004 and 2003, was $3,879,000, $2,414,000 and $1,617,000, respectively.

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

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expense for the years ended December 31, 2005, 2004 and 2003, were $1,201,000, $1,314,000 and $886,000, respectively.

Stock-based compensation

Stock-based compensation consists of amortization of deferred stock-based compensation related to restricted stock units; stock options to purchase common stock issued to employees below their deemed fair market value on the date of grant; and the values of options to purchase common stock issued to non-employees. The Company accounts for stock-based employee compensation arrangements using the intrinsic value method and has adopted the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The Company is required to disclose the pro forma effects on net income as if it had elected to use the fair value approach to account for all its stock-based employee compensation plans.

The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation arrangements (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income, as reported	$13,801	$3,760	$3,106
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	857	1,184	1,137
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(2,126)	(1,823)	(1,424)

Pro forma net income	$12,532	$3,121	$2,819

Net income per share:
Basic: as reported	$1.20	$0.38	$0.46

Basic: pro forma	$1.09	$0.32	$0.42

Diluted: as reported	$1.00	$0.31	$0.35

Diluted: pro forma	$0.91	$0.26	$0.31

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In computing these pro forma amounts, the Company has used the minimum value method for options granted prior to January 15, 2004 (the date of the first filing of the Company’s Form S-1 in connection with its initial public offering) and the fair value method for options granted after that date. The following weighted average assumptions were used to measure the value of stock options and employee stock purchase plan (ESPP) shares granted in the periods presented:

	Year Ended December 31,
	2005	2004	2003
Risk-free interest rate for stock options	3.88%	3.12%	2.10%
Risk-free interest rate for ESPP	3.06%	1.14%	—%
Expected life for stock options (in years)	3.5	3.63	4.00
Expected life for ESPP option (in years)	0.5	0.57	—
Expected stock price volatility for stock options	67%	69%	—%
Expected stock price volatility for ESPP	51%	55%	—%
Dividend yield	—	—	—

Based on the above assumptions, the weighted-average estimated fair values of options granted for the years ended December 31, 2005, 2004 and 2003, were $9.45, $6.98 and $3.94 per share, respectively, and the weighted average fair value of ESPP shares granted for the years ended December 31, 2005 and December 31, 2004 were $4.25 and $3.34, respectively.

The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, “Accounting for Equity Instruments That Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Equity instruments issued to non-employees are recorded at their fair value on the measurement date. The compensation expense for non-employee option grants is recognized over the expected service period on a straight-line basis and was $262,000, $0 and $106,000, for the year ended December 31, 2005, 2004 and 2003, respectively.

Income taxes

Deferred tax assets and liabilities are determined based on the differences between financial reporting and tax basis of assets and liabilities, measured at tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. The effective tax rate for the years ended December 31, 2005, 2004 and 2003 were 26%, 35%, and 40% respectively. These rates reflect applicable United States federal and state tax rates and the tax impact of foreign operations, offset by research and development tax credits, tax exempt interest income and deductions for disqualifying incentive stock option exercises.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issued in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine the liability is no longer necessary.

Comprehensive income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized loss on marketable investments represents the only component of other comprehensive income that is excluded from net income.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign currency

The U.S. dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income and are insignificant for each of the three years ended December 31, 2005. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2005.

Recent Accounting Pronouncement

In December 2004, the FASB originally issued SFAS No. 123(R). SFAS No. 123(R) will require companies to measure all stock-based compensation awards using a fair value-based method and record such expense in their financial statements, including grants of employee stock options. In addition, the adoption of SFAS No. 123(R) will require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R), as amended, is effective for public companies for the first annual period beginning after June 15, 2005. Accordingly, the provisions of SFAS No. 123(R) will be effective January 1, 2006 for the Company. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107, “TOPIC 14: Share-based payment.” SAB No. 107 addresses the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides views regarding the valuation of share-based payment arrangements for public companies. SAB No. 107 was effective immediately.

The Company plans to adopt SFAS No. 123(R) using the modified prospective method, under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the previous requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date. The amounts disclosed within our consolidated financial statement footnotes are not necessarily indicative of the amounts that will be expensed upon the adoption of SFAS No. 123(R). Compensation expense calculated under SFAS No. 123(R) may differ from amounts currently disclosed within our consolidated financial statement footnotes based on changes in the fair value of our common stock, changes in the number of options granted or the terms of such options, the treatment of tax benefits and changes in interest rates or other factors. The adoption of SFAS 123(R) will have a significant impact on the Company’s consolidated income statements and the presentation of the consolidated statements of cash flows. SFAS 123(R) also requires excess tax benefits from the exercise of stock options to be presented in the consolidated statement of cash flows as a financing activity rather than an operating activity, as currently presented.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 further requires a change in depreciation, amortization, or depletion method for long-lived, non-financial assets to be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS 154 to have a material impact on its financial condition or results of operations.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3—BALANCE SHEET DETAIL:

Cash, Cash Equivalents and Marketable Investments

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities, carried at fair value with unrealized gains and losses reported in other comprehensive income, held for use in current operations and classified in current assets as “Marketable Investments.” The following is a summary of cash, cash equivalents and marketable investments.

December 31, 2005 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Checking and money market funds	$5,260	$—	$—	$5,260
Variable rate demand notes	12,403	—	—	12,403
Auction rate securities and municipal bonds	74,445	—	(112)	74,333

	$92,108	$—	$(112)	$91,996

Reported as:
Cash and cash equivalents	$5,260	$—	$—	$5,260
Marketable investments	86,848	—	(112)	86,736

	$92,108	$—	$(112)	$91,996

December 31, 2004 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Checking and money market funds	$7,070	$—	$—	$7,070
Variable rate demand notes	19,439	—	—	19,439
Auction rate securities and municipal bonds	39,770	—	(9)	39,761

	$66,279	$—	$(9)	$66,270

Reported as:
Cash and cash equivalents	$7,070	$—	$—	$7,070
Marketable investments	59,209	—	(9)	59,200

	$66,279	$—	$(9)	$66,270

The Company’s marketable investments are classified as available-for-sale securities and classified in current assets. The contractual maturities of cash, cash equivalents and marketable-investments as of December 31, 2005, are as follows (in thousands):

December 31, 2005	Amount
Due in less than one year	$34,838
Due in 1 to 3 years	15,607
Due in 3 to 5 years	3,188
Due in 5 to 10 years	1,009
Due in greater than 10 years	37,354

Total	$91,996

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses existing in accounts receivable and is based on historical write-off experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. As of December 31, 2005 and 2004, one customer accounted for 27% and 37% of the Company’s total accounts receivable balance, respectively.

Inventory

Inventory consists of the following (in thousands):

	December 31,
	2005	2004
Raw materials	$3,071	$1,510
Finished goods	2,174	1,494

	$5,245	$3,004

Other current assets

Other current assets consist of the following (in thousands):

	December 31,
	2005	2004
Tax receivable	$3,017	$199
Prepaid expenses	530	292
Deposits	181	194
Prepaid commissions	—	193

	$3,728	$878

Property and equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2005	2004
Leasehold improvements	$100	$67
Office equipment and furniture	1,563	1,340
Machinery and equipment	1,423	1,141

	3,086	2,548
Less: Accumulated depreciation and amortization	(2,071)	(1,477)

	$1,015	$1,071

Depreciation and amortization expense related to property and equipment was $594,000, $470,000 and $389,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

Intangible assets principally comprised of a technology sublicense acquired in 2002 at a cost of $538,000 and other intangible assets acquired in 2005 of $165,000. The components of intangible assets at December 31, 2005 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
Technology sublicense	$538	$193	$345
Other intangibles	165	41	124

Total	$703	$234	$469

At December 31, 2004, the technology license had a net carrying amount of $399,000.

For the year ended December 31, 2005, 2004 and 2003, amortization expense for intangible assets was $95,000, $54,000 and $54,000, respectively.

Based on intangible assets recorded at December 31, 2005, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2006	$136
2007	96
2008	54
2009	54
2010	54
Thereafter	75

Total	$469

Accrued liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Payroll and related expenses	$4,694	$3,200
Warranty	2,043	1,850
Professional fees	344	818
Income tax payable	—	783
Sales and marketing accruals	322	723
Sales tax	485	329
Customer deposits	581	—
Other	662	491

	$9,131	$8,194

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—WARRANTY AND SERVICE CONTRACTS:

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

Warranty Reserve (in thousands):

	Year ended December 31,
	2005	2004
Balance at beginning of year	$1,850	$1,700
Add: Accruals for warranties issued during the year	2,785	2,112
Less: Settlements made during the year	(2,592)	(1,962)

Balance at end of year	$2,043	$1,850

Deferred service contract revenue (in thousands):

	Year ended December 31,
	2005	2004
Balance at beginning of year	$1,906	$1,327
Add: Payments received	4,925	2,164
Less: Revenue recognized	(3,714)	(1,585)

Balance at end of year	$3,117	$1,906

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract.

Costs incurred under service contracts during the years ended December 31, 2005, 2004 and 2003 amounted to $1,130,000, $702,000, and $780,000, respectively, and are recognized as incurred.

NOTE 5—COMMITMENTS AND CONTINGENCIES:

Facility lease

The Company leases its office and manufacturing facility under a non-cancelable operating lease, which expires in 2014. In addition, the Company has leased office facilities of approximately 2,690 square feet and 3,700 square feet, in Switzerland and Japan, respectively. The lease in Switzerland expires in July 2008 and the lease in Japan expires in May 2007. In September 2005, the Company terminated its Germany facility lease and incurred a termination charge of $31,000.

On January 11, 2005, the Company entered into a three year agreement to sublease a portion of its Brisbane, California, facility to an unaffiliated third-party. In February 2006, the Sublessee gave notice to terminate the sublease effective September 14, 2006.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases (net of non-cancelable sublease income receivable) is as follows: (in thousands).

Year Ending December 31,
2006	$686
2007	844
2008	833
2009	990
2010	1,148
2011 and thereafter	4,277

Future minimum rental payments	$8,778

For the years ended December 31, 2005, 2004 and 2003, gross rent expense was $1.3 million, $1.2 million and $193,000, respectively.

Contingencies

In February 2002, Palomar Medical Technologies (“Palomar”) filed a lawsuit against the Company in the United States District Court, District of Massachusetts. The plaintiff alleges that by making, using, selling or offering for sale the Company’s CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company is willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. Palomar and MGH are seeking to enjoin the Company from selling products found to infringe the patent, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deems just and proper. The Company is defending the action vigorously, claiming that its products do not infringe applicable claims of the patent, and that these claims are invalid and unenforceable. Additionally, the Company has filed a counterclaim alleging that the patent should be declared unenforceable because of inadequate disclosures made to the U.S. Patent and Trademark Office by the plaintiffs during that patent’s prosecution with the U.S. Patent and Trademark Office. The litigation is active, and the court has set a trial date for May 30, 2006.

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

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—STOCKHOLDERS’ EQUITY:

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

2004 Employee Stock Purchase Plan

On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan (“2004 ESPP”), eligible employees are permitted to purchase common stock at a discount through payroll deductions. Shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of (i) 600,000 shares, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. Each offering period includes two six-month purchase periods. The Company added 219,144 reserved shares to the 2004 ESPP on January 1, 2005. The price of the common stock purchased shall be the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. The Company issued approximately 58,323 and 35,235 shares of common stock under the ESPP in fiscal years 2005 and 2004, respectively. At December 31, 2005, 325,586 shares remained available for future issuance.

2004 Equity Incentive Plan and 1998 Stock Plan

In 1998, the Company adopted the 1998 Stock Plan (the “1998 Plan”) under which 4,650,000 shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants.

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

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the year ended December 31, 2005, under the 2004 Equity Incentive Plan, the Company’s Board of Directors approved the grant of 71,500 shares of restricted stock to selected members of the Company’s management. These restricted stock units generally vest in four equal, annual installments on the anniversaries of the date of grant. The Company recorded the $1,448,000 of deferred stock-based compensation for these restricted stock grants as a component of stockholders’ equity and is amortizing that amount over the service period of four years. The value of the restricted stock awards was based on the closing market price of the Company’s common stock on the date of award. Amortization expense for these awards for the year ended December 31, 2005 was $211,000.

Activity under the 1998 Stock Plan and 2004 Equity Incentive Plan is summarized as follows:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances, December 31, 2002	624,927	3,656,666	$1.85
Options granted	(944,500)	944,500	$6.67
Options exercised	—	(266,130)	$0.41
Options cancelled	543,123	(543,123)	$4.02

Balances, December 31, 2003	223,550	3,791,913	$2.83
Additional shares reserved	1,750,000	—
Options granted	(699,375)	699,375	$13.34
Options exercised	—	(319,643)	$2.20
Options cancelled	223,217	(223,217)	$9.96

Balances, December 31, 2004	1,497,392	3,948,428	$4.39
Additional shares reserved	547,860	—
Options granted	(682,625)	682,625	$18.03
Restricted stock units granted	(71,500)	—
Options exercised	—	(1,197,949)	$4.65
Options cancelled	188,495	(188,495)	$8.74

Balances, December 31, 2005	1,479,622	3,244,609	$6.91

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information concerning outstanding and exercisable options as of December 31, 2005.

	Options Outstanding		Options Exercisable
Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Outstanding	Weighted- Average Exercise Price
$0.10	1,198,700	3.70	1,198,700	$0.10
$0.20	5,417	4.12	5,417	0.20
$0.50	100,686	4.53	100,686	0.50
$0.75	18,275	5.26	18,275	0.75
$2.50	88,716	5.44	88,716	2.50
$3.00	29,018	5.59	29,018	3.00
$4.25	487,589	7.09	292,481	4.25
$5.50	60,000	5.73	60,000	5.50
$6.00	41,346	7.68	21,294	6.00
$6.50	9,604	5.78	9,604	6.50
$7.25	417	5.90	417	7.25
$10.00	57,458	8.81	13,292	10.00
$12.75	82,750	9.06	1,250	12.75
$13.30	173,331	8.55	50,680	13.30
$13.80	147,018	7.98	46,851	13.80
$14.00	25,659	8.29	9,682	14.00
$14.14	130,000	8.36	30,000	14.14
$14.78	60,000	9.44	—	14.78
$16.25	64,000	9.54	—	16.25
$17.99	208,500	9.31	938	17.99
$20.25	220,625	9.57	—	20.25
$25.73	35,500	9.81	—	25.73

	3,244,609	6.36	1,977,301	$2.18

As of December 31, 2004, there were 2,649,214 outstanding options that were exercisable at a weighted average exercise price of $2.08.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES:

The U.S. and international components of the provision for income taxes are as follows (in thousands):

	December 31,
	2005	2004	2003
Current:
Federal	$4,393	$2,123	$2,413
State	433	309	214
Foreign	231	69	48

	5,057	2,501	2,675

Deferred:
Federal	(103)	(410)	(606)
State	(81)	(34)	19
Foreign	32	(32)	—

	(152)	(476)	(587)

Total provision for income taxes	$4,905	$2,025	$2,088

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2005	2004
Capitalized start-up costs	$—	$3
Credits	606	—
Accrued warranty	808	704
Other accruals and reserves	1,529	926
Stock-based compensation	84	619
Foreign	—	32

Deferred tax asset	3,027	2,284
Depreciation and amortization	(60)	(52)

Net deferred tax asset	$2,967	$2,232

The differences between the U.S. federal statutory income tax rate to the Company’s effective tax are as follows:

	Year Ended December 31,
	2005	2004	2003
Tax at federal statutory rate	35.00%	34.00%	34.00%
State, net of federal benefit	4.48	4.07	4.58
Meals and entertainment	0.45	0.89	0.67
Benefit for research and development credit	(7.89)	(3.71)	(4.62)
Stock-based compensation	(3.17)	1.67	5.92
Tax-exempt interest	(3.26)	(3.37)	—
Other	0.61	1.45	(0.35)

Provision for taxes	26.22%	35.00%	40.20%

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management evaluates on a periodic basis the recoverability of deferred tax assets and the need for a valuation allowance.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $515,000 at December 31, 2005, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

NOTE 8—NET INCOME PER SHARE:

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share is computed by giving effect to all potential dilutive common stock, including options and restricted stock unit awards. The following table sets forth the computation of basic and diluted net income per share (in thousands):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income	$13,801	$3,760	$3,106
Less: Amount allocated to participating preferred stockholders:	—	(476)	(2,143)

Net income available to common stockholders—Basic	$13,801	$3,284	$963

Net income available to common stockholders—Diluted	$13,801	$3,760	$3,106

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	11,535	8,573	2,106
Dilutive potential common shares used in computing diluted net income per share	2,329	3,649	6,729

Total weighted-average number of shares used in computing diluted net income per share	13,864	12,222	8,835

Anti-dilutive securities

The following outstanding options (prior to the application to the treasury stock method) were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2005	2004	2003
Options to purchase common stock	7	566	210

NOTE 9—DEFINED CONTRIBUTION PLAN:

In the United States, the Company has an employee savings plan (the “Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the Plan up to 100% of their annual compensation, subject to statutory annual limitations. Since

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

April 1999, the Company has made discretionary matching contribution of 50% to 75% of all employees’ contributions in each Plan year. During the years ended December 31, 2005, 2004 and 2003, the Company made discretionary contributions of $420,000, $227,000 and $174,000, respectively, under the Plan.

For some of the Company’s foreign subsidiaries, the Company has a defined contribution plan for their employees. Consistent with the requirements of local laws, the Company deposits funds for these plans with insurance companies, third-party trustees, or into government-managed accounts and have been fully funded or accrued as of December 31, 2005. The Company’s contributions for its foreign employees was not material in each of the years ended December 31, 2005, 2004 and 2003.

NOTE 10—SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION:

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

Revenue is attributed to geographical regions based on the shipping location of the external customers.

For the years ended December 31, 2005, 2004 and 2003, the Company had one customer that represented 16%, 12% and 2%, respectively, of net revenue.

The following table summarizes revenue by geographic region and product category (in thousands):

	2005	2004	2003
Revenue mix by geography:
United States	$54,506	$34,826	$30,102
Japan	4,842	7,460	1,779
Rest of the world	16,272	10,355	7,207

Consolidated total	$75,620	$52,641	$39,088

Revenue mix by product category:
Products	$63,349	$43,540	$32,991
Product upgrades	6,630	6,615	4,478
Service	3,881	2,414	1,619
Titan refills	1,760	72	—

Consolidated total	$75,620	$52,641	$39,088

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarters ended	Dec 31, 2005	Sept 30, 2005	June 30, 2005	March 31, 2005	Dec 31, 2004	Sept 30, 2004	June 30, 2004	March 31, 2004
Net revenue	$23,953	$18,950	$17,570	$15,147	$16,094	$12,703	$12,265	$11,580
Cost of revenue (1)	6,149	4,746	4,883	4,014	4,235	3,408	3,400	3,647

Gross profit	17,804	14,204	12,687	11,133	11,859	9,295	8,865	7,933

Operating expenses:
Sales and marketing	7,106	6,151	5,795	5,748	5,473	4,677	4,623	4,279
Research and development	1,374	1,275	1,335	1,081	1,150	979	1,047	959
General and administrative	2,164	1,621	2,127	2,071	2,195	2,171	1,909	2,069
Amortization of stock-based compensation (2)	207	433	270	397	313	317	316	321

Total operating expense	10,851	9,480	9,527	9,297	9,131	8,144	7,895	7,628

Income from operations	6,953	4,724	3,160	1,836	2,728	1,151	970	305
Interest and other income, net	683	549	516	286	378	198	(2)	58

Income before income taxes	7,636	5,273	3,676	2,122	3,106	1,349	968	363
Provision for income taxes	(1,825)	(1,472)	(972)	(636)	(1,034)	(472)	(377)	(142)

Net income	$5,811	$3,801	$2,704	$1,486	$2,072	$877	$591	$221

Net income available to common stockholders used in basic earnings per share:	$5,811	$3,801	$2,704	$1,486	$2,072	$877	$576	$72

Net income per share—basic	$0.48	$0.33	$0.24	$0.13	$0.19	$0.08	$0.06	$0.03

Net income per share—diluted	$0.41	$0.27	$0.20	$0.11	$0.16	$0.07	$0.05	$0.02

Weight-average number of shares used in per share calculations:
Basic	12,026	11,661	11,345	11,093	10,867	10,729	10,289	2,292

Diluted	14,291	13,924	13,585	13,532	13,167	13,085	12,960	9,411

Cash, cash equivalents and marketable investments	$91,996	$82,216	$74,719	$69,109	$66,270	$61,962	$58,992	$11,228

(1) Includes amortization of stock-based compensation of:	$33	$40	$32	$29	$39	$39	$39	$51

(2) Amortization of stock-based compensation is attributable to the following operating expense categories:
Sales and marketing	61	71	37	52	63	63	64	83
Research and development	47	59	77	104	104	105	105	99
General and administrative	99	303	156	241	146	149	147	139

	207	433	270	397	313	317	316	321

Total amortization of stock-based compensation	$240	$473	$302	$426	$352	$356	$355	$372

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the year ended December 31, 2005, 2004 and 2003

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Allowance for doubtful accounts receivable
Year ended December 31, 2003	$140	$333	$166	$307
Year ended December 31, 2004	$307	$293	$113	$487
Year ended December 31, 2005	$487	$8	$318	$177
Reserve for excess and obsolete inventory
Year ended December 31, 2003	$124	$139	$85	$178
Year ended December 31, 2004	$178	$300	$100	$378
Year ended December 31, 2005	$378	$905	$291	$992

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures

Based on their evaluation as of December 31, 2005, our Chief Executive Officer and the Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and such information was accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Report of management on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United Stales of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment and those criteria, management concluded that Cutera maintained effective internal control over financial reporting as of December 31, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined under Rule 13a-15(f) under the Exchange Act) during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because the Company will file a Definitive Proxy Statement with the Securities and Exchange Commission within 120 days after the end of Cutera’s fiscal year ended December 31, 2005.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company’s directors and executive officers as required by this Item 10 is incorporated by reference to the Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders under the headings “Election of Directors,” “Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” respectively.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2)	The financial statement schedules required by Item 15(a) are filed as Item 8 of this annual report.

(3)	Exhibits.

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(4)	Specimen Common Stock certificate of the Registrant.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2004 Equity Incentive Plan.

10.4(1)	2004 Employee Stock Purchase Plan.

10.5(1)	Amended and Restated Investor Rights Agreement dated November 12, 1999 by and among the Registrant and certain stockholders.

10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.

10.7(1)†	Sales Agent Agreement dated February 14, 2003 by and between the Registrant and PSS World Medical, Inc. and the Amendments thereto.

10.8(2)†	Third, Fourth and Fifth Amendments to the Sales Agent Agreement dated February 14, 2003 by and between Registrant and PSS World Medical, Inc.

10.9(4)	Sixth Amendment to the Sales Agent Agreement dated November 10, 2004 by and between Registrant and PSS World Medical, Inc.

14.1(3)	Amended and Restated Code of Ethics for Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 72).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.

(2)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 12, 2004.

(3)	Incorporated by reference from our Current Report on Form 8-K filed on April 29, 2004.

(4)	Incorporated by reference from our Annual Report on Form 10-K filed on March 25, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this Registration Statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 16th day of March 2006.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN P. CONNORS Kevin P. Connors	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/s/ RONALD J. SANTILLI Ronald J. Santilli	Chief Financial Officer and Vice President of Finance and Administration (Principal Financial and Accounting Officer)	March 16, 2006

/s/ DAVID A. GOLLNICK David A. Gollnick	Vice President of Research and Development and Director	March 16, 2006

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	March 16, 2006

Annette J. Campbell-White	Director

/s/ MARK LORTZ Mark Lortz	Director	March 16, 2006

/s/ TIM O’SHEA Tim O’Shea	Director	March 16, 2006

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 16, 2006