Form 10-Q
period 2006-06-30
CUTERA INC
filed 2006-08-09
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2006 was 12,635,776.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$1,923	$5,260
Marketable investments	80,042	86,736
Accounts receivable, net	5,651	6,478
Inventory	6,449	5,245
Deferred tax asset	7,611	3,027
Other current assets	5,661	3,728

Total current assets	107,337	110,474
Property and equipment, net	956	1,015
Intangibles, net	1,536	469

Total assets	$109,829	$111,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,316	$1,352
Accrued liabilities	10,410	9,131
Deferred revenue	2,637	1,673

Total current liabilities	14,363	12,156
Deferred rent	1,260	1,096
Deferred revenue, net of current portion	1,743	1,469
Deferred tax liability	60	60

Total liabilities	17,426	14,781

Contingencies (Note 9)
Stockholders’ equity:
Common stock	13	12
Additional paid-in capital	79,369	77,705
Deferred stock-based compensation	(629)	(2,171)
Retained earnings	13,801	21,743
Accumulated other comprehensive loss	(151)	(112)

Total stockholders’ equity	92,403	97,177

Total liabilities and stockholders’ equity	$109,829	$111,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net revenue	$24,395	$17,570	$45,152	$32,717
Cost of revenue	7,768	4,883	13,579	8,896

Gross profit	16,627	12,687	31,573	23,821

Operating expenses:
Sales and marketing	8,305	5,832	16,851	11,632
Research and development	1,552	1,412	2,859	2,597
General and administrative	4,248	2,283	8,623	4,596
Litigation settlement	18,391	—	18,391	—

Total operating expenses	32,496	9,527	46,724	18,825

Income (loss) from operations	(15,869)	3,160	(15,151)	4,996
Interest and other income, net	830	516	1,786	802

Income (loss) before income taxes	(15,039)	3,676	(13,365)	5,798
Provision (benefit) for income taxes	(5,990)	972	(5,423)	1,608

Net income (loss)	$(9,049)	$2,704	$(7,942)	$4,190

Net income (loss) per share:
Basic	$(0.73)	$0.24	$(0.64)	$0.37

Diluted	$(0.73)	$0.20	$(0.64)	$0.31

Weighted-average number of shares used in per share calculations:
Basic	12,444	11,345	12,352	11,221

Diluted	12,444	13,585	12,352	13,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(7,942)	$4,190

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	413	318
Change in allowance for doubtful accounts	(4)	(85)
Provision for excess and obsolete inventory	32	393
Change in deferred taxes	(4,584)	8
Stock-based compensation	1,997	729
Tax benefit from stock option exercises	—	1,314
Changes in assets and liabilities:
Accounts receivable	831	853
Inventory	(1,236)	(1,395)
Other current assets	(1,933)	(676)
Accounts payable	(36)	48
Accrued liabilities	1,279	348
Deferred rent	164	224
Deferred revenue	1,238	226

Net cash provided by (used in) operating activities	(9,781)	6,495

Cash flows from investing activities:
Acquisition of property and equipment	(251)	(257)
Acquisition of intangibles	(1,170)	—
Proceeds from sales of marketable investments	11,460	13,450
Proceeds from maturities of marketable investments	47,405	2,010
Purchase of marketable investments	(52,210)	(24,025)

Net cash provided by (used in) investing activities	5,234	(8,822)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,210	2,214

Net cash provided by financing activities	1,210	2,214

Net decrease in cash and cash equivalents	(3,337)	(113)
Cash and cash equivalents at beginning of period	5,260	7,070

Cash and cash equivalents at end of period	$1,923	$6,957

Supplemental and non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$(1,255)	$(55)

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

The financial information furnished is unaudited. The condensed consolidated financial statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2005 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005 and have not changed significantly as of June 30, 2006, with the exception of the following policies:

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first six months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years. Prior to the adoption of SFAS 123(R) the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). In March 2005, the SEC issued Staff Accounting Bulletin No. 107 Share-Based Payment (“SAB 107”) regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 2 for a further discussion on stock-based compensation.

Intangible assets

Purchased technology licenses and other intangible assets are presented at cost, net of accumulated amortization. The technology licenses are being amortized on a straight-line basis over their expected useful life of 9-10 years and the other intangibles are being amortized over their expected useful life of two years.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or “FASB”, issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. The Company will decide on its policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with the fiscal year ending 2007. Upon adoption, it is not expected that the Interpretation will have a material effect on the Company’s financial position or results of operations.

Note 2. Accounting for Stock-Based Compensation

As of June 30, 2006 the Company had the following stock-based employee compensation plans. The total compensation expense related to these plans was $2.0 million for the six months ended June 30, 2006. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term of four years.

The modified prospective transition method of SFAS 123(R), requires the presentation of pro-forma information for periods prior to the adoption of SFAS 123(R) regarding the net income and net income per share as if the Company had accounted for its stock options under the fair value method of SFAS 123(R). For the purpose of this pro-forma disclosure, the estimated value of the stock awards is recognized on a straight line basis over the vesting periods of the awards. If compensation had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed in SFAS 123, the Company’s pro-forma net income and pro-forma net income per share under SFAS 123 would have been as shown in the table below (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$2,704	$4,190
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	222	492
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(437)	(934)

Pro forma net income used in basic and diluted net income per share	$2,489	$3,748

Basic net income per share:
As reported	$0.24	$0.37

Pro forma	$0.22	$0.33

Diluted net income per share:
As reported	$0.20	$0.31

Pro forma	$0.18	$0.28

2004 Employee Stock Purchase Plan

The Company sponsors the 2004 Employee Stock Purchase Plan (“2004 ESPP”), pursuant to which eligible employees are permitted to purchase common stock at a fifteen percent discount through payroll deductions. The price of the common stock purchased, is the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of (i) 600,000 shares, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. Each offering period includes two six-month purchase periods. The Company added 244,269 reserved shares to the 2004 ESPP on January 1, 2006. As of June 30, 2006, 545,057 shares remained available for future issuance.

2004 Equity Incentive Plan and 1998 Stock Plan

The Company has two stock option plans - the 1998 Stock Plan (the “1998 Plan”) and the 2004 Equity Incentive Plan. Shares of common stock approved under the 2004 Equity Incentive Plan will be increased on the first day of each fiscal year, by an amount equal to the lesser of: (i) 5% of the outstanding shares of the first day of such year; (b) 2 million shares; or, (c) an amount determined by the Company’s board. On January 1, 2006, the Company added 610,674 shares to the 2004 Equity Incentive Plan. As of June 30, 2006, a total of 1,605,046 shares of common stock were reserved for issuance pursuant to the 2004 Equity Incentive Plan and the 1998 Plan.

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights, or restricted stock units, may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable, however, except in the case of options granted to officers, directors and consultants, options shall become exercisable at a rate of no less than 20% per year over five years from the date the options are granted. Options are to be granted at an exercise price not less than the fair market value per share on the grant date for incentive options or 85% of fair market value for nonqualified stock options. The Company has not granted any discounted options since fiscal 2003. Options granted under the Plan generally become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th of the total number of shares subject to the option shares shall become exercisable on the last day of each calendar month thereafter until all of the shares have become exercisable. The term of the Company’s option is either five, seven or ten years from the date of grant.

During the year ended December 31, 2005, under the 2004 Equity Incentive Plan, the Company’s Board of Directors approved the grant of performance unit awards (more commonly referred to as restricted stock units) for a total aggregate of 71,500 shares of restricted stock units to selected members of the Company’s management. These restricted stock unit awards are independent of option grants and will not vest if employment terminates prior to the release of the restrictions. These restricted stock unit awards vest in four equal, annual installments on the anniversaries of the date of grant. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding until they vest and are issued. The Company expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse - generally four years from the grant date. During the six months ended June 30, 2006, the Company did not award any additional restricted share units and issued 17,502 shares with an aggregate fair value of $317,000, or $18.11 per share, upon the vesting of previously awarded restricted stock units.

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (in $ millions)*
Balances, December 31, 2005	1,479,622	3,244,609	$6.91
Additional shares reserved	610,674	—
Options granted	(549,443)	549,443	$24.13
Options exercised	—	(361,380)	$2.22
Options forfeited	62,693	(62,693)	$15.92
Restricted stock units forfeited	1,500	—

Balances, June 30, 2006	1,605,046	3,369,979	$10.06	6.30	$35

Exercisable as of June 30, 2006		1,978,160	$4.15	5.02	$31

*Based on the closing stock price of the Company’s common stock of $19.72 on June 30, 2006.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in the three and six months ended June 30, 2006 was $5.3 million and $8.0 million, respectively. Total fair value of vested and expensed options, restricted stock units and ESPP shares for the three and six months ended June 30, 2006 was $610,000 and $1.3 million net of tax, respectively. The Company issues new shares upon the exercise of options, restricted stock units and ESPP shares.

As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the Condensed Consolidated Financial Statements for the three and six months ended June 30, 2006 from stock-based compensation is as follows (in thousands, except per share data) :

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Stock-based compensation expense by award type:
Employee stock options granted at their intrinsic value	$(627)	$(1,333)
Employee stock options granted below their deemed intrinsic fair value prior to the Company’s initial public offering	(142)	(285)
Employee stock purchase plan	(58)	(208)
Restricted stock units	(84)	(171)

Total stock-based compensation	(911)	(1,997)
Tax effect on stock-based compensation at the Company’s marginal tax rate	301	659

Effect on net income	$(610)	$(1,338)

Effect on net income per share:
Basic	$(0.05)	$(0.11)

Diluted	$(0.05)	$(0.11)

Effect on cash flows:
Reclass of excess tax benefit related to stock-based compensation expense
Cash flows from operating activities	$999	$—

Cash flows from financing activities	$(999)	$—

Change in deferred stock-based compensation
Due to reversal of unamortized deferred stock-based compensation upon adoption	$—	$(1,237)
Due to reversal of unamortized deferred stock-based compensation for terminations of employee stock options granted below their deemed intrinsic fair value prior to the Company’s initial public offering (1)	—	(18)

	$—	$(1,255)

(1) This amount would also have been recorded under the provisions of APB 25, prior to the adoption of FAS 123(R).

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to stock options of $7.1 million before estimated forfeitures. In the Company’s pro forma disclosures prior to the adoption of SFAS 123(R), the Company accounted for forfeitures when they actually occurred. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123(R), the Company estimated that $160,000 of the unrecorded deferred stock-based compensation amount as of January 1, 2006 will not be recognized due to forfeitures.

During the six months ended June 30, 2006, the Company granted stock options for 549,443 shares of common stock with an estimated total grant-date fair value of $7.7 million. Of the grant-date fair value of options granted in the six months ended June 30, 2006, the Company estimates that the amount of unrecorded deferred stock-based compensation that is not expected to vest due to forfeiture is $252,000. As of June 30, 2006, the unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options was $9.5 million, which will be recognized using the straight-line attribution method over an estimated weighted-average amortization period of 2.11 years.

As of June 30, 2006, the unrecognized compensation cost related to ESPP shares was $177,000 which will be recognized using the straight-line attribution method over 0.8 years.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to restricted stock unit awards of $1.2 million before estimated forfeitures. Under SFAS 123(R), the Company estimated that $343,000 of the unrecorded deferred stock-based compensation amount as of January 1, 2006 will not be recognized due to forfeitures. As of June 30, 2006, the unrecognized compensation cost related to restricted stock unit awards was $824,000, after estimated forfeitures, which will be recognized over an estimated weighted average amortization period of 2.9 years.

Valuation Assumptions

The Company estimates the fair value of employee stock options and ESPP using a Black-Scholes option-pricing model, consistent with the provisions of SFAS 123(R), SAB 107, and the Company’s prior period pro forma disclosures of net income, including stock-based compensation (determined under a fair value method as prescribed by SFAS 123). The fair value of each option grant and each stock issuance under the ESPP was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Employee stock options:
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	5.0%	3.8%	4.9%	3.7%
Expected volatility	63%	67%	64%	67%
Expected life (in years)	4.9	3.7	5.0	3.8
Fair value per option granted	$13.49	$8.98	$14.08	$8.46

Employee stock purchase plan:
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.3%	3.1%	4.3%	3.1%
Expected volatility	56%	52%	56%	52%
Expected life (in years)	0.8	0.7	0.8	0.7
Fair value per share purchase	$8.85	$3.94	$8.85	$3.94

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The expected stock price volatility is based on a combination of the Company’s historical volatility combined with the weighted average of the volatility of other similar companies in the same industry. With effect from April 2006, the expected stock price volatility was based on a combination of the Company’s historical volatility combined with the implied volatility of the Company’s quoted stock options. The Company believes these methods of computing volatility are more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted in the six months ended June 30, 2006, was based on the Company’s historical exercise behavior for ten year term options. For five and seven year term options, that the Company started granting in the second quarter of 2006, the expected term was derived from the short-cut method described in SEC’s SAB No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Note 3 – Net income (loss) per share

Basic net income (loss) per share are calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net income (loss) per share is calculated by increasing the weighted-average number of common shares outstanding during the period by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share based compensation as required by SFAS 123(R) in the fiscal quarter and six months ended June 30, 2006.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	12,444	11,345	12,352	11,221
Dilutive potential common shares used in computing diluted net income (loss) per share	—	2,240	—	2,315

Total weighted-average number of shares used in computing diluted net income (loss) per share	12,444	13,585	12,352	13,536

For the quarter and six months ended June 30, 2006 and 2005, the following common stock options and restricted stock units were excluded from the calculation of diluted earnings per share, as their effect was anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options to purchase common stock	3,192	168	3,205	85
Restricted stock units	64	—	67	—

Note 4. Inventory

Inventory consists of the following (in thousands):

	June 30, 2006	December 31, 2005
Raw materials	$3,496	$3,071
Finished goods	2,953	2,174

	$6,449	$5,245

Note 5. Intangible Assets

Intangible assets are principally comprised of a technology sublicense acquired in 2002; a patent license acquired in the quarter ended June 30, 2006; and other intangibles. The components of intangible assets were as follows (in thousands):

	As of June 30, 2006
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent license	$1,170	$33	$1,137
Technology sublicense	538	220	318
Other intangibles	165	84	81

Total	$1,873	$337	$1,536

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
Technology sublicense	$538	$193	$345
Other intangibles	165	41	124

Total	$703	$234	$469

For the six months ended June 30, 2006 and 2005, amortization expense for intangible assets was $103,000 and $27,000, respectively.

Based on intangible assets recorded at June 30, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2006 remainder	$134
2007	227
2008	187
2009	187
2010	187
Thereafter	614

Total	$1,536

Note 6. Warranty and Service Contracts

Warranty reserve

The Company has a direct field service organization in the United States, Canada, Switzerland, Germany, Australia and Japan that provides service for its products in these countries. The Company has third party service providers in all other locations. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The warranty reserve activity for the six months ended June 30, 2006 and 2005, was as follows (in thousands):

	June 30, 2006	June 30, 2005
Balance at December 31, 2005 and 2004	$2,043	$1,850
Add: Accruals for warranties issued in 2006 and 2005	2,694	1,026
Less: Settlements made during the period	(2,096)	(1,043)

Balance at June 30, 2006 and 2005	$2,641	$1,833

Deferred service contract revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of June 30, 2006 and December 31, 2005, were as follows (in thousands):

	June 30, 2006	June 30, 2005
Balance at December 31, 2005 and 2004	$3,117	$1,906
Add: Payments received	2,948	1,319
Less: Revenue recognized	(1,702)	(1,028)

Balance at June 30, 2006 and 2005	$4,363	$2,197

Costs incurred under service contracts during the three months ended June 30, 2006 and 2005, amounted to $449,000 and $303,000, respectively. For the six months ended June 30, 2006 and 2005, costs incurred under service contracts amounted to $851,000 and $491,000, respectively. All service contract costs are recognized as incurred.

Note 7. Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains (losses) on marketable investments represent the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income (loss)	$(9,049)	$2,704	$(7,942)	$4,190
Unrealized gain (loss) on marketable investments	(1)	10	(39)	(3)

Comprehensive income (loss)	$(9,050)	$2,714	$(7,981)	$4,187

Note 8. Provision (Benefit) for Income Tax

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three and six months ended June 30, 2006, were 40% and 41%, respectively and for the three and six months ended June 30, 2005 were 26% and 28%, respectively.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $752,000 and $295,000 at June 30, 2006 and 2005, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Note 9. Contingencies

Litigation Settlement

The Company was the defendant in two lawsuits brought against it by a competitor, Palomar Medical Technologies. (“Palomar”). In the first suit, filed in February 2002 in the United States District Court, District of Massachusetts, Palomar alleged that by making, using, selling or offering for sale the CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, the Company was willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. In the second lawsuit, filed with the same court in April 2005, the plaintiffs alleged that by making, using, selling or offering for sale products that utilize pulsed-light technology for hair removal, the Company was willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. In both lawsuits, the plaintiffs were seeking to enjoin the Company from selling products found to infringe these patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deemed just and proper.

On June 2, 2006, the litigation between the Company and Palomar and MGH was settled - with Palomar granting the Company an irrevocable license to the subject patents. Under the terms of the settlement agreements, the Company agreed to pay Palomar a good-faith estimated payment of $22.0 million, representing the Company’s estimate of royalties due on past sales of the infringing systems, plus accrued interest and reimbursement of Palomar’s legal costs through March 31, 2006.

Subsequent to the date of the settlement, the Company completed a calculation of the actual amounts owed to Palomar through March 31, 2006 and estimated the amount due to be $19,561,000. The excess in the amount of $2,439,000 has been recorded as prepaid royalties, which will be used to offset future amounts due to Palomar. The actual amounts due to Palomar are subject to change after a review by an independent auditor hired by Palomar. However, the amount of such change is not expected to be material.

Of the amount due to Palomar, $1,170,000 has been allocated to the value of the license agreement obtained from Palomar and recorded as an intangible asset. The intangible asset is being amortized on a straight line basis over the useful economic life of the patents, which expire in February 2015. The remainder, related to past royalties, interest and settlement costs has been recorded as a litigation expense.

The royalty rate for future sales of hair-removal-only systems will be equal to 7.5% of net sales. For multi-application systems containing hair-removal functionality, the royalty rate will either be 3.75% or 5.25%, depending on whether there is one or two hair-removal technologies included in the system, respectively. The Company’s revenue from systems that do not include hair-removal capabilities and revenue from service contracts, is not subject to royalties. The royalty cost from April 1, 2006 has been recorded as a component of cost of revenue.

Other contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2006. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include, but are not limited to, statements relating to our expectations as to future capital expenditures and requirements, growth in our operations and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A—“Risk Factors” commencing on page 23, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition and changes in financial condition. The MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical accounting policies and estimates. This section describes the key accounting policies that are affected by critical accounting estimates. In addition, it includes a summary of recent accounting pronouncements that may be applicable to us.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement. of operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2006.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research, regulatory, sales, marketing and administrative activities. Outside the United States, we have a direct sales presence in Australia, Canada, France, Germany, Japan, Spain, Switzerland and the United Kingdom. As of June 30, 2006, we had 75 direct sales employees worldwide, a global network of distributors located in more than 25 countries, and a distributor relationship in the United States with PSS World Medical. PSS’s Physician Sales and Service business operates medical supply distribution service centers with approximately 700 sales representatives serving physician offices in all 50 of the United States.

Products. Our revenue is derived from the sale of products, product upgrades, amortization of pre-paid service contracts, revenue from out-of-warranty services, and Titan handpiece refills. Product revenue represents the sale of a system console that incorporates a universal graphic user interface, a laser or other light-based module, control system software, high voltage electronics, and one or more handpieces. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as product upgrade revenue. Service revenue relates to amortization of prepaid maintenance and support contract revenue and receipts for services on out-of-warranty products. Titan handpiece refill revenue is associated with our Titan handpiece, which requires a periodic “refilling” process that includes the replacement of the optical source, after a set number of pulses have been performed.

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

During the six months ended June 30, 2006, compared to the same period in 2005, net revenue, increased by $12.4 million or 38%. On a geographical basis, for the six months ended June 30, 2006, compared to the same period in 2005, our U.S. revenue increased by $9.5 million, or 44%, and our international revenue increased by $2.9 million, or 26%. We experienced stronger U.S growth, versus international growth, due primarily to our increased sales and marketing efforts and our higher concentration of direct sales employees in the United States.

Our gross margins for the three months ended June 30, 2006 were 68%, compared to 72% for the three months ended June 30, 2005. This decrease was primarily attributable to higher stock-based compensation expenses of $171,000 and $1.0 million of royalty expense resulting from the Palomar patent license - see Part II, Item 1—Legal Proceedings. We expect our margins to remain in the 68%-70% range in the second half of the year ended December 31, 2006.

During the three and six months ended June 30, 2006, we incurred significant expenses preparing for our trial against Palomar Medical Technologies, which had been scheduled to occur commencing in the quarter ended June 30, 2006. This litigation was settled in June 2006, resulting in certain payments to Palomar. As a consequence of preparing for and settling this litigation our general and administrative expenses were significantly higher than for the comparable 2005 periods. See Part II, Item 1—“Legal Proceedings”. With the litigation now over, we expect our general and administrative expenses to reduce significantly in future quarters.

Factors that May Impact Future Performance. Our industry is impacted by numerous competitive, regulatory and other significant factors. The growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances and compliance for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. Our industry is subject to extensive government regulation, including the regulation by the United States Food and Drug Administration. Failure to comply with regulatory requirements could have a material adverse effect on our business. Additionally, our industry is highly competitive and our success depends on our ability to compete successfully. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A—”Risk Factors” section.

Critical Accounting Policies and Estimates

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with SEC on March 16, 2006. Other than the adoption of SFAS 123(R), there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based on a combination of the Company’s historical volatility combined with the weighted average of the volatility of other similar companies in the same industry. With effect from April 2006, the expected stock price volatility was based on a combination of the Company’s historical volatility combined with the implied volatility of the Company’s quoted stock options. We believe these methods of computing volatility are more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted in the six months ended June 30, 2006, was based on the Company’s historical exercise behavior for ten year term options. For five and seven year term options, that the Company started granting in the second quarter of 2006, the expected term was derived from the short-cut method described in SEC’s SAB No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 and 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will decide on a policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with the fiscal year ending 2007. Upon adoption, it is not expected that the Interpretation will have a material effect on the company’s financial position or results of operations.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Consolidated Statement of Operations:
Revenue Mix By Geography:
United States customers	67%	65%	69%	67%
International customers	33%	35%	31%	33%

	100%	100%	100%	100%

Revenue Mix By Product:
Products	83%	83%	84%	83%
Product upgrades	6%	10%	6%	10%
Service	6%	5%	5%	5%
Handpiece refills	5%	2%	5%	2%

	100%	100%	100%	100%

Operating Ratios:
Net revenue	100%	100%	100%	100%
Cost of revenue	32%	28%	30%	27%

Gross profit	68%	72%	70%	73%

Operating expenses:
Sales and marketing	34%	33%	38%	36%
Research and development	6%	8%	6%	8%
General and administrative	17%	13%	19%	14%
Litigation settlement	76%	—%	41%	—

Total operating expenses	133%	54%	104%	58%

Income (loss) from operations	(65)%	18%	(34)%	15%
Interest and other income, net	3%	3%	4%	3%

Income (loss) before income taxes	(62)%	21%	(30)%	18%
Provision (benefit) for income taxes	(25)%	6%	(12)%	5%

Net income (loss)	(37)%	15%	(18)%	13%

Three and six months ended June 30, 2006 and June 30, 2005

Net Revenue

Revenue is derived from the sale of products; product upgrades; amortization of prepaid service contracts and revenue from out-of-warranty services; and Titan handpiece refills. For the three months ended June 30, 2006, compared to the same period in 2005, net revenue increased by $6.8 million, or 39%, from $17.6 million to $24.4 million. This was the result of a $5.7 million, or 39%, increase in product revenue due to increased advertising and promotional activities and improved productivity from the direct sales force additions that were made in the second half of 2005. Service revenue increased by $541,000, or 63%, due primarily to an increase in the number of customers purchasing extended service contracts. Revenue from Titan handpiece refills increased by $705,000, or 174%, due to the increased consumer demand for Titan procedures and the fact that the Titan handpiece requires periodic refilling after a set number of pulses have been delivered. These increases were partially offset by a $100,000 decline in upgrade revenue in the quarter ended June 30, 2006, compared to the same period in 2005. This decrease in upgrade revenue was primarily attributable to an increase in the number of customers choosing to purchase new systems from our Solera family of products, instead of upgrading their existing systems.

For the six months ended June 30, 2006, compared to the same period in 2005, net revenue increased by $12.4 million, or 38%, from $32.7 million to $45.2 million. This was the result of a $10.6 million, or 39%, increase in product revenue due to increased advertising and promotional activities and improved productivity from the direct sales force additions that were made in the second half of 2005. Service revenue for the six months ended June 30, 2006, compared to the six months ended June 30, 2005, increased by $912,000, or 57%, due primarily to an increase in the number of customers purchasing extended service contracts. For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, revenue from Titan handpiece refills increased by $1.5 million, or 276%, due to the increased consumer demand for Titan procedures and the fact that the Titan handpiece requires periodic refilling after a set number of pulses have been delivered. These increases were partially offset by a decline in upgrade revenue, which for the six months ended June 30, 2006, when compared to the same period in 2005, decreased $556,000 or 17%. This was primarily due to an increase in the number of customers choosing to purchase new systems from our Solera family of products instead of upgrading their existing systems.

For the three months ended June 30, 2006, compared to the same period in 2005, the geographical source of the $6.8 million increase in net revenue was attributable to $5.0 million in higher U.S. revenue and $1.8 million to higher international revenue. The primary contributors to this revenue growth were the continued expansion of our direct sales force, with our domestic sales force growing at a quicker pace than our international sales force. For the six months ended June 30, 2006, compared to the same period in 2005, the geographical source of the $12.4 million increase in net revenue was attributable to $9.5 million in higher U.S. revenue and $2.9 million to higher international revenue. We expect revenue in the six months ending December 31, 2006, to be approximately $54.8 million.

Cost of Revenue

Our cost of revenue consists primarily of material, labor, employee stock-based compensation, royalty expense effective April 1, 2006, warranty, and manufacturing overhead expenses. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, cost of revenue increased by $2.9 million, or 59%, from $4.9 million to $7.8 million. The increase included $1.0 million in royalty fees ; a $742,000 increase in service-related expenses; a $517,000 increase in material costs due to increased laser sales; and a $313,000 increase in warranty expenses due to our expanding customer base. Cost of revenue as a percentage of revenue, increased from 28% for the three months ended June 30, 2005, to 32% for the three months ended June 30, 2006. This increase in cost of revenue as a percentage of net revenue, was primarily attributable to a $1.0 million royalty expense that resulted from the patent licensing agreement as discussed in greater detail in Part II, Item 1—Legal Proceedings.

For the six months ended June 30, 2006, cost of revenue increased by $4.7 million, or 53%, from $8.9 million to $13.6 million. The increase included $1.0 million in royalty fees; a $1.4 million increase in service-related expenses; a $927,000 increase in material costs due to increased laser sales; and a $615,000 increase in warranty expenses due to our expanding customer base. Cost of revenue as a percentage of revenue, increased from 27% for the six months ended June 30, 2005, to 30% for the six months ended June 30, 2006. This increase in cost of revenue as a percentage of net revenue, was primarily attributable to a $1.0 million royalty expense in the quarter ended June 30, 2006, that resulted from the patent licensing agreement as discussed in greater detail in Part II, Item 1—Legal Proceedings. We expect our cost of revenue, as a percentage of total revenue, to be in the range of 30% - 32% in the six months ending December 31, 2006.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel cost, including costs associated with employee stock-based compensation, and expenses associated with customer-attended workshops, trade shows and advertising. For the three months ended June 30, 2006, compared to the same period in 2005, sales and marketing expenses increased by $2.5 million, or 42%, from $5.8 million to $8.3 million. This increase was primarily attributable to $1.4 million of higher personnel expenses associated primarily with the higher headcount; $554,000 in higher advertising and promotion expenses due to increased marketing activity; and $239,000 of higher employee stock-based compensation expenses resulting from the adoption of SFAS 123(R) effective January 1, 2006. As a percentage of net revenue, sales and marketing expenses increased from 33% in the three months ended June 30, 2005, to 34% in the three months ended June 30, 2006. This increase was primarily attributable to an increase in world wide direct sales headcount, increased marketing related activities and higher stock-based compensation expense.

For the six months ended June 30, 2006, compared to the same period in 2005, sales and marketing expenses increased by $5.2 million, or 45%, from $11.6 million to $16.9 million. This increase was primarily attributable to $2.6 million of higher personnel expenses associated primarily with the higher headcount; $1.2 million in higher advertising and promotion expenses due to increased marketing activities; and $588,000 of higher employee stock-based compensation expenses resulting from the adoption of SFAS 123(R). As a percentage of net revenue, sales and marketing expenses increased from 36% in the six months ended June 30, 2005, to 38% in the six months ended June 30, 2006. This increase was primarily attributable to an increase in world wide direct sales headcount, increased marketing related activities and higher stock-based compensation expense. For the remainder of 2006, we estimate that sales and marketing expenses will increase in absolute dollar terms, compared to the first half of 2006, but decrease as a percentage of revenue.

Research and Development

Research and development expenses consist primarily of personnel cost, including costs associated with employee stock-based compensation, clinical, regulatory and material costs. For the three months ended June 30, 2006, compared to the three months ended June 30, 2005, research and development expenses increased by $140,000, or 10%, from $1.4 million to $1.6 million. This increase was primarily attributable to $139,000 of higher personnel expenses associated primarily with higher headcount; $124,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R) effective January 1, 2006; offset by a decrease in outside service costs by $99,000. As a percentage of net revenue, research and development expenses decreased from 8% in the three months ended June 30, 2005, to 6% in the three months ended June 30, 2006 due to the higher net revenue in the period ended June 30, 2006.

For the six months ended June 30, 2006, compared to the six months ended June 30, 2005, research and development expenses increased by $262,000, or 10%, from $2.6 million to $2.9 million. This increase was primarily attributable to $301,000 of higher personnel expense, due partly to increased headcount; $179,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R); which was offset by a decrease in outside service costs of $180,000. As a percentage of net revenue, research and development expenses decreased from 8% in the six months ended June 30, 2005 to 6% in the six months ended June 30, 2006 due to the higher net revenue in the 2006 period than in the comparable period in 2005. For the six months ended December 31, 2006, we expect research and development expenses as a percentage of net revenue, to decrease further as revenue increases.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including costs associated with employee stock-based compensation, legal and accounting fees and other general and administrative expenses. For the three months ended June 30, 2006, compared to the same period in 2005, general and administrative expenses increased by $1.9 million, or 86%, from $2.3 million to $4.2 million. This increase was primarily attributable to $1.7 million of higher legal expenses- due primarily to the patent litigation- and $108,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R) effective January 1, 2006. As a percentage of net revenue, general and administrative expenses increased from 13%, for the three months ended June 30, 2005, to 17% for the three months ended June 30, 2006.

For the six months ended June 30, 2006, compared to the same period in 2005, general and administrative expenses increased by $4.0 million, or 88%, from $4.6 million to $8.6 million. This increase was primarily attributable to $2.7 million of higher legal expenses- due primarily to the patent litigation; $574,000 increase in personnel expenses due to higher headcount; and $221,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R). As a percentage of net revenue, general and administrative expenses increased from 14%, for the six months ended June 30, 2005, to 19% for the six months ended June 30, 2006. As a result of the patent litigation settlement in June 2006, we expect our general and administrative expenses to be approximately 9-11% of revenue in the six months ended December 31, 2006.

Litigation Settlement

On June 2, 2006, we settled all patent litigation claims brought against us by Palomar and MGH. Under the terms of the settlement agreement we agreed to pay Palomar royalties on past sales of infringing systems, plus accrued interest and reimbursement of Palomar’s legal costs through March 31, 2006. The total amount of the settlement that represented the historical liability under the agreement was $18.4 million. See Note 9 of Notes to Condensed Consolidated Financial Statements, for further details and accounting of the settlement agreement.

Interest and Other Income, Net

For the three months ended June 30, 2006, compared to the same period in 2005, interest and other income increased $314,000. This increase was primarily attributable to higher tax-exempt interest income from higher yields and an increase in the average cash and marketable investments balance.

For the six months ended June 30, 2006, compared to the same period in 2005, interest and other income increased $984,000. This was primarily attributable to higher tax-exempt interest income from higher yields and an increase in the average cash and marketable investments balance.

Provision (Benefit) for Income Taxes

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three and six months ended June 30, 2006, was 40% and 41%, respectively, and for the three and six months ended June 30, 2005 was 26% and 28%, respectively. The higher effective tax rate for the three and six months ended June 30, 2006, is primarily due to the impact of the $18.4 million litigation settlement expense being included at the marginal rate of 39.75%. In addition, the effective tax rates increased due to the expiration of research and development tax credits in fiscal 2006; and the elimination of deductions for disqualifying incentive stock option exercises as a result of the net loss before income taxes that resulted from the inclusion of the $18.4 million litigation settlement expense. For the six months ending December 31, 2006, we believe the effective tax rate will be approximately 33%.

Liquidity and Capital Resources

Net Cash Provided by (Used in) Operating Activities

For the six months ended June 30, 2006, net cash used in operations was $9.8 million. This was primarily attributable to a net loss of $8.0 million, adjusted for an increase in deferred tax asset by $4.6 million. This increase in deferred tax asset was primarily attributable to the tax benefit associated with the $18.4 million litigation settlement—see Part II, Item I—Legal Proceedings. In addition, other current assets increased by $1.9 million due primarily to a $2.4 million overpayment of the estimated litigation settlement payment in June 2006. These uses of cash in the six months ended June 30, 2006 were offset by the adjustment for non-cash stock based compensation expenses of $2.0 million, cash generated from an increase in accrued liabilities of $1.3 million, due partly to unpaid legal bills associated with the patent litigation, and an increase in deferred revenue of $1.2 million due primarily to increased sales of extended service contracts.

For the six months ended June 30, 2005, net cash provided by operations was $6.5 million, which was primarily attributable to net income of $4.2 million, adjusted for benefits related to deferred taxes for employee stock option exercises of $1.3 million, amortization of deferred stock based compensation of $729,000, and a reduction of accounts receivable of $853,000 due to collections of the cyclically high revenue generated in December 2004. This was offset by cash used to increase inventories by $1.4 million for anticipated shipments a broader product offering, and an increase in other current assets of $676,000 due to unamortized insurance premiums and other asset increases.

Net Cash Provided by (Used In) Investing Activities

For the six months ended June 30, 2006, net cash provided by investing activities was $5.2 million, which was primarily from the proceeds from the sale and the maturity of marketable investments.

For the six months ended June 30, 2005, net cash used in investing activities was $8.8 million, which was primarily due to the net purchase of marketable investments.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2006 and 2005, net cash provided by financing activities was $1.2 million and $2.2 million, respectively. This was attributable to proceeds from the issuance of stock through our stock option and employee stock purchase plans.

As of June 30, 2006, we had cash, cash equivalents and marketable investments of $82.0 million, which we believe are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Contractual Cash Obligations

The following table discloses aggregate information about our contractual obligations for minimum lease payments related to facility leases and the periods in which these payments are due as of June 30, 2006.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,800	$1,016	$1,861	$2,299	$3,624

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2006, we were not involved in any unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2006 would have potentially declined by $380,500.

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. To date, our exposure to exchange rate volatility has not been significant partly due to our sales and operating expenses being predominantly denominated in foreign currencies and we do not maintain significant foreign currency cash balances. We cannot assure that there will not be a material impact in the future. Although the majority of our sales and purchases are denominated in U.S. dollars, future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and therefore have not hedged exposures denominated in foreign currencies.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We were the defendant in two lawsuits brought against us by a competitor, Palomar Medical Technologies. (“Palomar”). In the first suit, filed in February 2002 in the United States District Court, District of Massachusetts, Palomar alleged that by making, using, selling or offering for sale our CoolGlide CV, CoolGlide Excel, CoolGlide Vantage and CoolGlide Xeo products, we were willfully and deliberately infringing U.S. Patent No. 5,735,844. This patent concerns a method and apparatus for removing hair with light energy. Massachusetts General Hospital (“MGH”) later joined the lawsuit as an additional plaintiff, since Palomar is the exclusive licensee, and MGH is the owner, of the patent at issue in the lawsuit. In the second lawsuit, filed with the same court in April 2005, the plaintiffs alleged that by making, using, selling or offering for sale products that utilize pulsed-light technology for hair removal, we were willfully and deliberately infringing U.S. Patent Nos. 5,735,844 and 5,595,568. In both lawsuits, the plaintiffs were seeking to enjoin us from selling products found to infringe these patents, and to obtain compensatory and treble damages, reasonable costs and attorney’s fees, and other relief as the court deemed just and proper.

On June 2, 2006, the litigation between the Company and Palomar and MGH was settled – with Palomar granting the Company an irrevocable license to the subject patents. Under the terms of the settlement and license agreements – copies of which are available on a form 8-K filed with the SEC on June 6, 2006 – the Company agreed to pay Palomar a good-faith estimated payment of $22.0 million, representing the Company’s estimate of royalties due on past sales of the infringing systems, plus accrued interest and reimbursement of Palomar’s legal costs through March 31, 2006.

Subsequent to the date of the settlement, the Company completed a calculation of the actual amounts owed to Palomar through March 31, 2006 and estimated the amount due to be $19,561,000. The excess in the amount of $2,439,000 has been recorded as prepaid royalties, which will be used to offset future amounts due to Palomar. The actual amounts due to Palomar are subject to change after a review by an independent auditor hired by Palomar. However, the amount of such change is not expected to be material.

The royalty rate for future sales of hair-removal-only systems will be equal to 7.5% of net sales and that rate will drop to as low as 3.75% for multi-application systems that include hair-removal capability. The Company’s revenue which does not include sales of systems with hair-removal capability – such as sales of Solera Titan Systems, Titan handpiece refills, and service revenue - is not subject to any royalties.

Under the terms of the parties’ license agreement, this 7.5% base royalty rate could increase to 10% if we challenge, or help another party challenge, the validity or enforceability of the patents that are the subject of that agreement, and it could increase to 15% if we fail, after notice, to cure a material breach of that agreement. In no event could Palomar terminate that agreement, nor could Palomar or its assignees or successors ever enjoin us from making or selling the royalty-bearing products.

These royalty obligations will continue for applicable sales made through February 2015 – which is the expiration date for the subject patents.

As part of this settlement, we agreed with Palomar to refrain from asserting any further patent claims against the other’s product offerings that were offered as of the settlement date.

ITEM 1A. RISK FACTORS

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

We recently settled costly patent litigation with Medical Technologies. See Item 1 – “Legal Proceedings.” As with that case, our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products and our business would suffer as a result.

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

Our patent litigation settlement payment to Palomar is subject to audit, which could result in a material adverse effect on our business and our stock price.

On June 2, 2006, we settled our patent litigation with Palomar and MGH - with Palomar granting us an irrevocable license to the subject patents. Under the terms of the settlement agreement, we made a good faith estimated payment to Palomar of $22.0 million, representing our estimate of royalties due on past sales of the infringing systems, plus accrued interest and reimbursement of Palomar’s legal costs through March 31, 2006. The actual amounts owed to Palomar through March 31, 2006 are subject to review by an independent auditor hired by Palomar. This audit is expected to take place during the quarter ended September 30, 2006.

Subsequent to the date of the settlement, the Company completed a calculation of the actual amounts owed to Palomar through March 31, 2006 and estimated the amount due to be $19.6 million. This liability was calculated based on our interpretation of the settlement agreement and our historical records of the underlying transactions that are subject to the royalty. The independent auditor’s interpretation of the applicable royalty rate for our different product types, and the net revenue for which to calculate the royalty, could be different from ours. In the event that an independent auditor’s estimate of the final settlement amount owed by us to Palomar is materially different from our calculations, we could owe a higher settlement amount to Palomar that would then have to be reported as an additional expense in our financial statements for the year ending on December 31, 2006. This could result in a material adverse effect on our business and stock price.

Intellectual property rights may not provide adequate protection for some or all of our products, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2006, we had seven issued U.S. patents, some covering our ClearView handpiece design and cooling method. Some of our other components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our products compete against similar products offered by public companies, such as Candela, Cynosure, Laserscope, Lumenis, Palomar, and Syneron as well as private companies such as Reliant Technologies and Thermage. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

intellectual property protection;

product performance;

product pricing;

quality of customer support;

success and timing of new product development and introductions; and

development of successful distribution channels, both domestically and internationally.

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

We provide guidance to the investing community regarding our anticipated future operating performance, both for the coming quarter and fiscal year-end. Our business typically has a short sales cycle, we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed herein. In light of those factors, it is difficult for us to estimate with accuracy our future results. In the past, our actual performance had turned out to be significantly different from our prior guidance. For example, at the beginning of 2005, we indicated that we expected our 2005 revenue to increase by 25% over 2004. Actual 2005 growth was higher, at 44% over 2004. Earlier this year, we stated publicly that we expected our revenue to grow 25% in 2006, compared to 2005 — and we have since increased that guidance to 32%. As we stated at the time, such expectations are subject to numerous risks and uncertainties which could make actual results differ materially, either higher or lower. If our actual results do not meet our public guidance, or our results or guidance as to the future were to be below the expectations of third party financial analysts, our stock price could decline significantly.

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

For the six months ended June 30, 2006, approximately 31% of our revenue was derived from international customers, which are a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel under-perform, we may be unable to increase or maintain our level of international revenue. We will need to attract additional international distributors to grow our business and expand the territories in which we sell our products. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to engage distributors in particular geographic areas, we may not realize projected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. We do not have employment contracts with any of our officers or other key employees. Any of our officers and other key employees may terminate their employment at any time. We do not have a succession plan in place for any of our officers and key employees. In addition, we do not maintain “key person” life insurance policies covering any of our employees. The loss of any of our senior management team members could weaken our management expertise and harm our business.

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

As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure and record stock-based compensation expense using the fair value method, which adversely affects our results of operations by increasing our cost by the amount of such stock-based compensation charges. In the year ending December 31, 2006, we estimate that the adoption of FAS 123(R) will increase our cost of goods sold and operating expenses by approximately $4.5 million, before income taxes. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant in 2006, as well as a number of valuation assumptions and the related tax effect.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options; these assumptions represent management’s best estimates, and they involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period.

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

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if our stock price appreciates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Cutera, Inc. was held on June 19, 2006 at the Company’s offices in Brisbane, California. Of the 12,368,442 shares of Common Stock outstanding as of April 21, 2006 (the record date), 10,922,330 shares, or 88%, were present or represented by proxy at the meeting.

1.	The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes Withheld
David B. Apfelberg, MD	10,099,782	822,548
Timothy J. O’Shea	10,347,388	574,942

2.	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2006. This proposal received 10,840,456 votes for, 73,623 votes against and 8,251 abstentions.

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non- audit services: (1) various tax matter consultations concerning U.S. federal and state taxes and foreign taxes for our expatriates.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).
3.4(1)	Bylaws of the Registrant.
4.1(2)	Specimen Common Stock certificate of the Registrant.
10.10(3)	Palomar Settlement Agreement and License Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our 8-K filed with the SEC on June 6, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.
Date: August 9, 2006	/s/ Ronald J. Santilli
Ronald J. Santilli Chief Financial Officer (Principal Financial Officer and Authorized Signatory)