Form 10-Q
period 2006-09-30
CUTERA INC
filed 2006-11-08
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2006 was 12,755,798.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$3,058	$5,260
Marketable investments	87,614	86,736
Accounts receivable, net	9,124	6,478
Inventory	5,558	5,245
Deferred tax asset	6,711	3,027
Other current assets	3,998	3,728

Total current assets	116,063	110,474
Property and equipment, net	992	1,015
Intangibles, net	1,515	469

Total assets	$118,570	$111,958

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,396	$1,352
Accrued liabilities	12,657	9,131
Deferred revenue	3,126	1,673

Total current liabilities	17,179	12,156
Deferred rent	1,342	1,096
Deferred revenue, net of current portion	2,242	1,469
Deferred tax liability	60	60

Total liabilities	20,823	14,781

Stockholders’ equity:
Common stock	13	12
Additional paid-in capital	81,510	77,705
Deferred stock-based compensation	(482)	(2,171)
Retained earnings	16,751	21,743
Accumulated other comprehensive loss	(45)	(112)

Total stockholders’ equity	97,747	97,177

Total liabilities and stockholders’ equity	$118,570	$111,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net revenue	$25,059	$18,950	$70,211	$51,667
Cost of revenue	7,931	4,746	21,510	13,642

Gross profit	17,128	14,204	48,701	38,025

Operating expenses:
Sales and marketing	8,174	6,222	25,025	17,854
Research and development	1,679	1,334	4,538	3,932
General and administrative	2,992	1,924	11,615	6,519
Litigation settlement	544	—	18,935	—

Total operating expenses	13,389	9,480	60,113	28,305

Income (loss) from operations	3,739	4,724	(11,412)	9,720
Interest and other income, net	829	549	2,615	1,351

Income (loss) before income taxes	4,568	5,273	(8,797)	11,071
Provision (benefit) for income taxes	1,618	1,472	(3,805)	3,080

Net income (loss)	$2,950	$3,801	$(4,992)	$7,991

Net income (loss) per share:
Basic	$0.23	$0.33	$(0.40)	$0.70

Diluted	$0.21	$0.27	$(0.40)	$0.58

Weighted-average number of shares used in per share calculations:
Basic	12,675	11,661	12,460	11,369

Diluted	14,238	13,924	12,460	13,681

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4,992)	$7,991
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	636	503
Change in allowance for doubtful accounts	(63)	(296)
Provision for excess and obsolete inventory	90	434
Change in deferred taxes	(3,684)	612
Stock-based compensation	3,231	1,202
Tax benefit from stock option exercises	—	3,125
Changes in assets and liabilities:
Accounts receivable	(2,583)	1,608
Inventory	(403)	(2,430)
Other current assets	(270)	(1,635)
Accounts payable	44	430
Accrued liabilities	3,414	359
Deferred rent	246	336
Deferred revenue	2,226	579

Net cash provided by (used in) operating activities	(2,108)	12,818

Cash flows from investing activities:
Acquisition of property and equipment	(441)	(414)
Acquisition of intangibles	(1,218)	(165)
Proceeds from sales of marketable investments	12,303	18,294
Proceeds from maturities of marketable investments	76,693	34,373
Purchase of marketable investments	(89,807)	(70,995)

Net cash used in investing activities	(2,470)	(18,907)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,376	3,747

Net cash provided by financing activities	2,376	3,747

Net decrease in cash and cash equivalents	(2,202)	(2,342)
Cash and cash equivalents at beginning of period	5,260	7,070

Cash and cash equivalents at end of period	$3,058	$4,728

Supplemental and non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$(1,261)	$1,393

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

The condensed consolidated financial statements include the accounts of Cutera, Inc. (the “Company”), a Delaware corporation, and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2005 and have not changed significantly as of September 30, 2006, with the exception of the following policies:

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), using the modified prospective transition method and therefore has not restated results for prior periods. Under this transition method, stock-based compensation expense for the first nine months of fiscal 2006 includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Stock-based compensation expense for all stock-based compensation awards granted after January 1, 2006 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes these compensation costs on a straight-line basis over the requisite service period of the award, which is generally the vesting term of four years. Prior to the adoption of SFAS 123(R) the Company recognized stock-based compensation expense in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 Share-Based Payment regarding the SEC’s interpretation of SFAS 123(R) and the valuation of stock-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R). See Note 2 for a further discussion on stock-based compensation.

Intangible assets

Purchased technology licenses and other intangible assets are presented at cost, net of accumulated amortization. The technology licenses are being amortized on a straight-line basis over their expected useful life of 9-10 years and the other intangibles are being amortized over their expected useful life of two years.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal years ending after November 15, 2006. The Company will be required to adopt this interpretation by December 31, 2006. Management is currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on the consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. Management is currently evaluating the requirements of SFAS No. 157 and has not yet determined the impact on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. The Company will decide on its policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with the fiscal year ending 2007. Upon adoption, it is not expected that the Interpretation will have a material effect on the Company’s financial position or results of operations.

Note 2. Accounting for Stock-Based Compensation

Periods Prior to the Adoption of SFAS 123(R)

Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. Accordingly, the Company generally recognized compensation expense only when it granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term of four years.  Effective January 1, 2006,  the Company adopted SFAS 123(R),  using the modified prospective application transition method,  which requires the presentation of pro-forma information for periods prior to the adoption of SFAS 123(R) regarding the net income and net income per share as if the Company had accounted for its stock options under the fair value method of SFAS 123. For the purpose of this pro-forma disclosure, the estimated value of the stock awards is recognized on a straight line basis over the vesting periods of the awards. If compensation had been determined based upon the fair value at the grant date for employee compensation arrangements, consistent with the methodology prescribed in SFAS 123, the Company’s pro-forma net income and pro-forma net income per share under SFAS 123 would have been as shown in the table below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$3,801	$7,991
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	224	716
Less: Total stock-based employee compensation determined under fair-valued based method for all awards, net of related tax effects	(624)	(1,558)

Pro forma net income used in basic and diluted net income per share	$3,401	$7,149

Basic net income per share:
As reported	$0.33	$0.70

Pro forma	$0.29	$0.63

Diluted net income per share:
As reported	$0.27	$0.58

Pro forma	$0.25	$0.53

Stock Option Plans

As of September 30, 2006, the Company had the below mentioned stock-based employee compensation plans.

2004 Employee Stock Purchase Plan

The Company sponsors the 2004 Employee Stock Purchase Plan (“2004 ESPP”), pursuant to which eligible employees are permitted to purchase common stock at a discount through payroll deductions. The price of the common stock purchased is equal to 85% of the fair market value of the common stock at the beginning of an offering period or at the end of a purchase period. Shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of (i) 600,000 shares, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. Each offering period includes two six-month purchase periods. The Company added 244,269 reserved shares to the 2004 ESPP on January 1, 2006, bringing the total authorized shares from inception-to-date of 663,413 shares.

As of January 1, 2006 the Company had 569,855 shares available for purchase. During the nine months ended September 30, 2006, the Company issued 24,798 shares and as of September 30, 2006, 545,057 shares remained available for future purchases. Beginning with the offering period that started on November 1, 2006, all future offering periods under the 2004 ESPP will run for approximately six months, each with one purchase period.

2004 Equity Incentive Plan and 1998 Stock Plan

The Company has two stock option plans - the 1998 Stock Plan (the “1998 Plan”) and the 2004 Equity Incentive Plan. Shares of common stock approved under the 2004 Equity Incentive Plan will be increased on the first day of each fiscal year, by an amount equal to the lesser of: (i) 5% of the outstanding shares of the first day of such year; (b) 2 million shares; or, (c) an amount determined by the Company’s board. On January 1, 2006, the Company added 610,674 shares to the 2004 Equity Incentive Plan, bringing the total authorized shares from inception-to-date under the 2004 Equity Incentive Plan and the 1998 Plan to 7,558,534 shares. As of September 30, 2006, a total of 1,714,734 shares of common stock were available for issuance pursuant to the 2004 Equity Incentive Plan and the 1998 Plan.

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights, or restricted stock units, may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable, however, except in the case of options granted to officers, directors and consultants, options shall become exercisable at a rate of no less than 20% per year over five years from the date the options are granted. Options are to be granted at an exercise price not less than the fair market value per share on the grant date for incentive options or 85% of fair market value for nonqualified stock options. The Company has not granted any discounted options since fiscal 2003. Options granted under the Plan generally become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th of the total number of shares subject to the option shares shall become exercisable on the last day of each calendar month thereafter until all of the shares have become exercisable. The terms of the Company’s options are either five, seven or ten years from the date of grant.

During the year ended December 31, 2005, under the 2004 Equity Incentive Plan, the Company’s Board of Directors approved the grant of performance unit awards (more commonly referred to as restricted stock units) for a total aggregate of 71,500 shares of restricted stock units to selected members of the Company’s management. These restricted stock unit awards are independent of option grants and will not vest if employment terminates prior to the release of the restrictions. These restricted stock unit awards vest in four equal, annual installments on the anniversaries of the date of grant. Restricted stock units do not have the voting rights of common stock, and the shares underlying the restricted stock units are not considered issued and outstanding until they vest and are issued. The Company expenses the cost of the restricted stock unit awards, which is determined to be the fair market value of the shares at the date of grant, ratably over the period during which the restrictions lapse - generally four years from the grant date. During the nine months ended September 30, 2006, the Company did not award any additional restricted stock units and issued 17,502 shares with an aggregate fair value of $317,000, or $18.11 per share, upon the vesting of previously awarded restricted stock units.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price	Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in $ millions)*
Balances, December 31, 2005	1,479,622	3,244,609	$6.91
Additional shares reserved	610,674	—
Options granted	(553,943)	553,943	$24.10
Options exercised		(488,406)	$3.80
Options cancelled or forfeited	172,194	(172,194)	$17.11
Restricted stock units forfeited	6,187	—

Balances, September 30, 2006	1,714,734	3,137,952	$9.87	5.96	$52.5

Exercisable as of September 30, 2006		1,952,651	$4.31	4.82	$43.5

*	Based on the closing stock price of the Company’s common stock of $26.59 on September 29, 2006.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 29, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in the three and nine months ended September 30, 2006 was $1.9 million and $9.9 million, respectively. Total fair value of vested and expensed stock options, restricted stock units and ESPP shares for the three and nine months ended September 30, 2006 was $858,000 and $2.2 million, net of tax, respectively. The Company issues new shares upon the exercise of options, restricted stock units and ESPP shares.

Impact of Adoption of SFAS 123(R)

As a result of adopting the fair value recognition provisions of SFAS 123(R), the impact to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2006 from stock-based compensation is as follows (in thousands, except per share data) :

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Stock-based compensation expense by award type:
Employee stock options granted at their intrinsic value	$(962)	$(2,295)
Employee stock options granted below their deemed intrinsic fair value prior to the Company’s initial public offering	(143)	(428)

Employee stock purchase plan	(62)	(270)
Restricted stock units	(66)	(238)

Total stock-based compensation	(1,233)	(3,231)
Tax effect on stock-based compensation at the Company’s marginal tax rate	375	1,034

Effect on net income	$(858)	$(2,197)

Effect on net income per share:
Basic	$(0.07)	$(0.18)

Diluted	$(0.06)	$(0.18)

Change in deferred stock-based compensation
Due to reversal of unamortized deferred stock-based compensation upon adoption	$—	$(1,237)
Due to reversal of unamortized deferred stock-based compensation for terminations of employee stock options granted below their deemed intrinsic fair value prior to the Company’s initial public offering (1)	(6)	(24)

	$(6)	$(1,261)

(1)	This amount would also have been recorded under the provisions of APB 25, prior to the adoption of FAS 123(R).

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

During the nine months ended September 30, 2006, the Company granted stock options for 553,943 shares of common stock with an estimated total grant-date fair value of $7.8 million. Of the grant-date fair value of options granted in the nine months ended September 30, 2006, the Company estimates that the amount of unrecorded deferred stock-based compensation that is not expected to vest due to forfeiture is $253,000. As of September 30, 2006, the unrecognized compensation cost, net of expected forfeitures, related to non-vested stock options was $9.1 million, which will be recognized using the straight-line attribution method over an estimated weighted-average amortization period of 1.4 years.

As of September 30, 2006, the unrecognized compensation cost related to ESPP shares was $70,000, which will be recognized using the straight-line attribution method over 0.4 years.

As of January 1, 2006, the Company had an unrecorded deferred stock-based compensation balance related to restricted stock unit awards of $1.2 million before estimated forfeitures. Under SFAS 123(R), the Company estimated that $343,000 of the unrecorded deferred stock-based compensation amount as of January 1, 2006 will not be recognized due to forfeitures. As of September 30, 2006, the unrecognized compensation cost related to restricted stock unit awards was $757,000, after estimated forfeitures, which will be recognized over an estimated weighted average amortization period of 2.7 years.

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

	Three Months Ended, September 30,		Nine Months Ended September 30
	2006	2005	2006	2005
Employee stock options:
Risk-free interest rate	4.9%	4.1%	4.9%	3.9%
Expected volatility	62%	67%	64%	67%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	5.3	3.8	5.0	3.8
Fair value per option granted	$11.99	$10.20	$14.07	$9.22

Employee stock purchase plan:
Risk-free interest rate	4.6%	3.6%	4.3%	3.1%
Expected volatility	60%	51%	56%	51%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	0.8	0.8	0.8	0.7
Fair value per share purchase	$9.96	$5.19	$8.85	$4.70

Option-pricing models require the input of various subjective assumptions, including the option’s expected life and the price volatility of the underlying stock.

Expected Volatility: The expected stock price volatility is based on a combination of the Company’s historical volatility combined with the weighted average of the volatility of other similar companies in the same industry. With effect from April 2006, the expected stock price volatility was based on a combination of the Company’s historical volatility combined with the implied volatility of the Company’s quoted stock options. The Company believes these methods of computing volatility are more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry.

Expected Term: The expected term of options granted in the nine months ended September 30, 2006, was based on the Company’s historical exercise behavior for ten year term options. For five and seven year term options, that the Company started granting in the second quarter of 2006, the expected term was derived from the short-cut method described in SEC’s SAB No. 107.

Risk-Free Interest Rate : The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

Expected Dividend: The Company has not paid and does not anticipate paying any dividends in the near future.

Estimated Pre-vesting Forfeitures: When estimating forfeitures, the Company considers voluntary termination behavior based on actual historical information.

Note 3 – Net income (loss) per share

Basic net income (loss) per share is calculated based on net income (loss) and the weighted-average number of shares of common stock outstanding during the reported period. Diluted net income (loss) per share is calculated by increasing the weighted-average number of common shares outstanding during the period- if not anti-dilutive- by the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of potential common stock (including outstanding stock options, ESPP shares, non-employee director stock units and restricted stock units) is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of share-based compensation as required by SFAS 123(R) in the fiscal quarter and nine months ended September 30, 2006.

A reconciliation of weighted-average basic shares outstanding to weighted-average diluted shares outstanding follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	12,675	11,661	12,460	11,369
Dilutive potential common shares used in computing diluted net income (loss) per share	1,563	2,263	—	2,312

Total weighted-average number of shares used in computing diluted net income (loss) per share	14,238	13,924	12,460	13,681

For the quarter and nine months ended September 30, 2006 and 2005, the following stock-based instruments were excluded from the calculation of diluted earnings per share, as their effect was anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Options to purchase common stock	783	—	2,691	53
Restricted stock units	—	—	61	17
Employee stock purchase plan shares	—	—	51	—

	783	—	2,803	70

Note 4. Inventory

Inventory consists of the following (in thousands):

	September 30, 2006	December 31, 2005
Raw materials	$3,222	$3,071
Finished goods	2,336	2,174

	$5,558	5,245

Note 5. Intangible Assets

Intangible assets are principally comprised of a technology sublicense acquired in 2002; a patent license acquired from Palomar in 2006; and other intangibles. The components of intangible assets were as follows (in thousands):

	As of September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent license	$1,218	$69	$1,149
Technology sublicense	538	234	304
Other intangibles	165	103	62

Total	$1,921	$406	$1,515

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Technology sublicense	$538	$193	$345
Other intangibles	165	41	124

Total	$703	$234	$469

For the nine months ended September 30, 2006 and 2005, amortization expense for intangible assets was $172,000 and $61,000, respectively.

Based on intangible assets recorded at September 30, 2006, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2006 remainder	$69
2007	233
2008	192
2009	192
2010	192
Thereafter	637

Total	$1,515

Note 6. Warranty and Service Contracts

Warranty reserve

The Company has a direct field service organization in the United States, Canada, Switzerland, Germany, Australia and Japan that provides service for its products in these countries. The Company has third party service providers in all other locations. The Company generally provides a warranty with its products, depending on the type of product. After the warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The warranty reserve activity for the nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	September 30, 2006	September 30, 2005
Balance at December 31, 2005 and 2004	$2,043	$1,850
Add: Accruals for warranties issued in 2006 and 2005	4,383	1,818
Less: Settlements made during the period	(3,325)	(1,832)

Balance at September 30, 2006 and 2005	$3,101	$1,836

Deferred service contract revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue activity for the nine months ended September 30, 2006 and 2005 was as follows (in thousands):

	September 30, 2006	September 30, 2005
Balance at December 31, 2005 and 2004	$3,117	$1,906
Add: Payments received	4,836	2,290
Less: Revenue recognized	(2,740)	(1,641)

Balance at September 30, 2006 and 2005	$5,213	$2,555

Costs incurred under service contracts during the three months ended September 30, 2006 and 2005, amounted to $419,000 and $304,000, respectively. For the nine months ended September 30, 2006 and 2005, costs incurred under service contracts amounted to $1,261,000 and $795,000, respectively. All service contract costs are recognized as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net income (loss)	$2,950	$3,801	$(4,992)	$7,991
Unrealized gain (loss) on marketable investments	106	(37)	67	(40)

Comprehensive income (loss)	$3,056	$3,764	$(4,925)	$7,951

Note 8. Provision (Benefit) for Income Tax

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rates for the three and nine months ended September 30, 2006, were 35% and 43%, respectively. Applying these effective tax rates to income before income taxes for the quarter and nine month ended September 30, 2006, resulted in a tax provision of $1.6 million and tax benefit of $3.8 million, respectively. For the three and nine months ended September 30, 2005, the effective tax rate was 28%.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $901,000 and $383,000 at September 30, 2006 and 2005, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

During the quarter ended June 30, 2006, the Company completed a calculation of the actual amounts owed to Palomar through March 31, 2006 and estimated the amount due to be $19,561,000. In the quarter ended September 30, 2006, after further discussions with Palomar, the Company revised its estimate of the total settlement amount owed to Palomar through March 31, 2006 to $20,153,000. The actual amounts owed to Palomar are subject to change after a review by an independent public accountant hired by Palomar, however, the amount of such change is not expected to be material. This audit is ongoing and is expected to be completed by December 31, 2006.

Of the $20,153,000 revised settlement amount, $18,935,000 relating to past royalties, interest and legal settlement costs, was recorded as a litigation settlement expense; and $1,218,000, representing the value of the on-going license agreement, was capitalized as an intangible asset. The intangible asset is being amortized on a straight line basis over the useful economic life of the patents, which expire in February 2015. The remaining balance from the $22 million good-faith estimated payment made, of $1,847,000, has been used to offset royalty amounts due to Palomar for the six months ended September 30, 2006.

The royalty rate for future sales of hair-removal-only systems will be equal to 7.5% of net sales. For multi-application systems containing hair-removal functionality, the royalty rate will either be 3.75% or 5.25%, depending on whether there is one or two hair-removal technologies included in the system, respectively. The Company’s revenue from systems that do not include hair-removal capabilities and revenue from service contracts is not subject to royalties. The royalty cost incurred from April 1, 2006 has been recorded as a component of cost of revenue. These royalty obligations will continue for applicable sales made through February 2015 – which is the expiration date for the subject patents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2005 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2006. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include, but are not limited to, statements relating to our expectations as to the ability to continue to grow our business, revenue and operating expense for the fourth quarter ending on December 31, 2006, capital expenditures and requirements, growth in our operations and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A—”Risk Factors” commencing on page 17, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes contained in Item 1 of this report to provide an understanding of our results of operations, financial condition and changes in financial condition. The MD&A is organized as follows:

•	Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical accounting policies and estimates. This section describes the key accounting policies that are affected by critical accounting estimates. In addition, it includes a summary of recent accounting pronouncements that may be applicable to us.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our consolidated statement of operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2006.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, research, regulatory, sales, marketing and administrative activities. Outside the United States, we have a direct sales presence in Australia, Canada, France, Germany, Japan, Spain, Switzerland and the United Kingdom. As of September 30, 2006, we had 74 direct sales employees worldwide, a global network of over 30 distributors, and a distributor relationship in the United States with PSS World Medical Shared Services, Inc. (“PSS”), a wholly-owned subsidiary of PSS World Medical. PSS operates medical supply distribution service centers with approximately 700 sales representatives serving physician offices in all 50 of the United States.

Products. Our revenue is derived from the sale of products, product upgrades, amortization of pre-paid service contracts, revenue from out-of-warranty services, and Titan handpiece refills. Product revenue represents the sale of a system console that incorporates a universal graphic user interface, a laser and/ or other light-based module, control system software, high voltage electronics, and one or more handpieces. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as product upgrade revenue. Service revenue relates to amortization of prepaid maintenance and support contract revenue and receipts for services on out-of-warranty products. Titan handpiece refill revenue is associated with our Titan handpiece, which requires a periodic “refilling” process that includes the replacement of the optical source, after a set number of pulses have been performed.

Significant Business Trends. We believe that our revenue growth has been, and will continue to be, primarily attributable to the following:

•	Investments made in our global sales and marketing infrastructure, including the expansion of our sales force to increase our market penetration in an expanding aesthetic laser market.

•	Continuing introduction of new aesthetic products and applications.

•	Marketing to physicians outside the core dermatologist and plastic surgeon specialties, including the medi-spa market.

During the three months ended September 30, 2006, compared to the same period in 2005, our International net revenue grew by 70%, while our U.S. revenue grew by 20%. The stronger International revenue growth was primarily attributable to significant growth coming from Canada, Japan, and Switzerland. The growth in revenue from Switzerland is primarily attributable to the setting up of our European hub office there in July 2005, from where we also coordinate our European marketing and service activities. For the three months ending December 31, 2006, we expect revenue to be approximately $30.0 million, which will result in the full-year ending December 31, 2006 revenue of over $100 million and an annual growth rate of 33%.

Our gross margin for the nine months ended September 30, 2006 was 69%, compared to 74% for the nine months ended September 30, 2005. This decrease was primarily attributable to $2.0 million, or 3% of net revenue, of royalty expense resulting from the Palomar patent licensing agreement with effect from April 1, 2006- see Note 9 of Notes to Condensed Consolidated Financial Statements—“Litigation Settlement.” Further, the decrease in margins was attributable to $1.1 million, or 2% of net revenue, of higher warranty-related expenses. We expect our margins to remain in the 68%-70% range for the quarter ending December 31, 2006.

We settled our patent litigation with Palomar in June 2006. As a consequence of preparing for and settling this litigation, our general and administrative expenses were significantly higher in the first half of 2006, compared with the same period in 2005. With the litigation matter settled, we expect our general and administrative expenses to be in the range of 10-12% of revenue in the fourth quarter ending December 31, 2006.

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

Critical Accounting Policies and Estimates

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on March 16, 2006. Other than the adoption of SFAS 123(R), there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of various highly-subjective assumptions, including the expected life of the stock-based payment awards, our stock price volatility and the expected forfeiture rate of our options. Management determined the expected stock price volatility assumption based on a combination of the Company’s historical volatility combined with the weighted average of the volatility of other similar companies in the same industry. With effect from April 2006, the expected stock price volatility was based on a combination of the Company’s historical volatility combined with the implied volatility of the Company’s quoted stock options. We believe these methods of computing volatility are more reflective and a better indicator of the expected future volatility, than using an average of a comparable market index or of a comparable company in the same industry. The expected term of options granted in the nine months ended September 30, 2006, was based on the Company’s historical exercise behavior for ten year term options. For five and seven year term options, that the Company started granting in the second quarter of 2006, the expected term was derived from the short-cut method described in SEC’s SAB No. 107. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions used in calculating the fair value of stock-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 1 and 2 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In September 2006, the SEC issued SAB No. 108 regarding the process of quantifying financial statement misstatements. SAB No. 108 states that registrants should use both a balance sheet approach and an income statement approach when quantifying and evaluating the materiality of a misstatement. The interpretations in SAB No. 108 contain guidance on correcting errors under the dual approach as well as provide transition guidance for correcting errors. This interpretation does not change the requirements within SFAS No. 154, “Accounting Changes and Error Corrections- a replacement of APB No. 20 and Financial Accounting Standards Board (“FASB”) Statement No. 3,” for the correction of an error on financial statements. SAB No. 108 is effective for annual financial statements covering the first fiscal years ending after November 15, 2006. We will be required to adopt this interpretation by December 31, 2006. We are currently evaluating the requirements of SAB No. 108 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the first quarter of fiscal year 2008. We are currently evaluating the requirements of SFAS No. 157 and have not yet determined the impact on the consolidated financial statements.

In July 2006, FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” effective for fiscal years beginning after December 15, 2006. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition. We will decide on a policy for interest and penalty classification by the end of 2006 and adopt the Interpretation beginning with the fiscal year ending 2007. Upon adoption, it is not expected that the Interpretation will have a material effect on our financial position or results of operations.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Consolidated Statement of Operations:
Revenue Mix By Geography:
United States customers	69%	76%	69%	70%
International customers	31%	24%	31%	30%

	100%	100%	100%	100%

Revenue Mix By Product:
Products	83%	85%	84%	84%
Product upgrades	6%	7%	6%	9%
Service	7%	5%	6%	5%
Handpiece refills	4%	3%	4%	2%

	100%	100%	100%	100%

Operating Ratios:
Net revenue	100%	100%	100%	100%
Cost of revenue	32%	25%	31%	26%

Gross profit	68%	75%	69%	74%

Operating expenses:
Sales and marketing	32%	33%	36%	34%
Research and development	7%	7%	6%	8%
General and administrative	12%	10%	16%	13%
Litigation settlement	2%	0%	27%	0%

Total operating expenses	53%	50%	85%	55%

Income (loss) from operations	15%	25%	(16)%	19%
Interest and other income, net	3%	3%	4%	2%

Income (loss) before income taxes	18%	28%	(12)%	21%
Provision (benefit) for income taxes	6%	8%	(5)%	6%

Net income (loss)	12%	20%	(7)%	15%

Three and nine months ended September 30, 2006 and September 30, 2005

Net Revenue

Revenue is derived from the sale of products; product upgrades; amortization of prepaid service contracts and revenue from out-of-warranty services; and Titan handpiece refills. For the three months ended September 30, 2006, compared to the same period in 2005, net revenue increased by $6.1 million, or 32%, from $19.0 million to $25.1 million. This was the result of a $4.7 million, or 29%, increase in product revenue and $279,000, or 21%, increase in upgrade revenue, due to increased advertising and promotional activities and the direct sales force expansion that was made in the second half of 2005. Service revenue increased by $549,000, or 52%, due primarily to an increase in the number of customers purchasing extended service contracts. Revenue from Titan handpiece refills increased by $539,000, or 112%, due to the increased consumer demand for Titan procedures and the fact that the Titan handpiece requires periodic refilling after a set number of pulses have been delivered.

For the nine months ended September 30, 2006, compared to the same period in 2005, net revenue increased by $18.5 million, or 36%, from $51.7 million to $70.2 million. This was the result of a $15.3 million, or 35%, increase in product revenue due to increased advertising and promotional activities and the direct sales force expansion that was made in the second half of 2005. Service revenue for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, increased by $1.5 million, or 55%, due primarily to an increase in the number of customers purchasing extended service contracts. For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, revenue from Titan handpiece refills increased by $2.0 million, or 199%, due to the increased consumer demand for Titan procedures and the fact that the Titan handpiece requires periodic refilling after a set number of pulses have been delivered. These increases were partially offset by a decline in upgrade revenue, which for the nine months ended September 30, 2006, when compared to the same period in 2005, decreased $277,000 or 6%. This was primarily due to an increase in the number of customers choosing to purchase new systems from our Solera family of products, instead of upgrading their existing systems.

For the three months ended September 30, 2006, compared to the same period in 2005, the geographical source of the $6.1 million increase in net revenue was attributable to $2.9 million in higher U.S. revenue and $3.2 million to higher international revenue. The primary contributors to this revenue growth were the continued expansion of our direct sales force, both domestic and international. For the nine months ended September 30, 2006, compared to the same period in 2005, the geographical source of the $18.5 million increase in net revenue was attributable to $12.5 million in higher U.S. revenue and $6.0 million to higher international revenue. For the three months ending December 31, 2006, we expect revenue to be approximately $30.0 million.

Cost of Revenue

Our cost of revenue consists primarily of material, labor, employee stock-based compensation, royalty expense effective April 1, 2006, warranty, and manufacturing overhead expenses. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, cost of revenue increased by $3.2 million, or 67%, from $4.7 million to $7.9 million. Cost of revenue as a percentage of revenue, increased from 25% for the three months ended September 30, 2005, to 32% for the three months ended September 30, 2006. This increase in cost of revenue as a percentage of net revenue, was primarily attributable to royalty expense of $1.0 million, or 4% of net revenue, that resulted from the patent licensing agreement entered in June 2006 and discussed in greater detail in Note 9 of Notes to Condensed Consolidated Financial Statements—“Litigation Settlement;” a $477,000, or 2% of net revenue, increase in warranty costs resulting from higher material expenses; and $130,000, or 1% of net revenue, increase in stock-based compensation expense resulting from implementing FAS123(R) with effect from January 1, 2006.

For the nine months ended September 30, 2006, cost of revenue increased by $7.9 million, or 58%, from $13.6 million to $21.5 million. Cost of revenue as a percentage of revenue, increased from 26% for the nine months ended September 30, 2005, to 31% for the nine months ended September 30, 2006. This increase was primarily attributable to $2.0 million, or 3% of net revenue, of royalty expense resulting from the patent licensing agreement with effect from April 1, 2006- see Note 9 of Notes to Condensed Consolidated Financial Statements—“Litigation Settlement;” and $1.1 million, or 2% of net revenue, due to an increase in warranty costs resulting from higher material expenses. We expect our margins to remain in the 68%-70% range for the three months ending December 31, 2006.

Sales and Marketing

Sales and marketing expenses consist primarily of personnel cost, including costs associated with employee stock-based compensation, and expenses associated with customer-attended workshops, trade shows and advertising. For the three months ended September 30, 2006, compared to the same period in 2005, sales and marketing expenses increased by $2.0 million, or 31%, from $6.2 million to $8.2 million. This increase was primarily attributable to $824,000 of higher personnel expenses and $274,00 higher travel expenses, associated primarily with the higher headcount; $156,000 in higher advertising and promotion expenses due to increased marketing activity; and $336,000 of higher employee stock-based compensation expenses resulting from the adoption of SFAS 123(R) effective January 1, 2006. As a percentage of net revenue, sales and marketing expenses were 32% and 33% for the three months ended September 30, 2006 and 2005, respectively.

For the nine months ended September 30, 2006, compared to the same period in 2005, sales and marketing expenses increased by $7.2 million, or 40%, from $17.8 million to $25.0 million. This increase was primarily attributable to $3.4 million of higher personnel expenses and $776,000 higher travel expenses, associated primarily with the higher headcount; $1.3 million in higher advertising and promotion expenses due to increased marketing activities; and $925,000 of higher employee stock-based compensation expenses resulting from the adoption of SFAS 123(R). As a percentage of net revenue, sales and marketing expenses increased from 34% in the nine months ended September 30, 2005, to 36% in the nine months ended September 30, 2006. This increase was primarily attributable to an increase in world wide direct sales headcount, increased marketing related activities and higher stock-based compensation expense. For the three months ending December 31, 2006, we estimate that sales and marketing expenses will be in the range of 29-31% of net revenue.

Research and Development

Research and development expenses consist primarily of personnel cost, including costs associated with employee stock-based compensation, clinical, regulatory and material costs. For the three months ended September 30, 2006, compared to the three months ended September 30, 2005, research and development expenses increased by $345,000, or 26%, from $1.3 million to $1.7 million. This increase was primarily attributable to $159,000 of higher personnel expenses associated primarily with higher headcount; $129,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R) effective January 1, 2006; offset by a decrease in outside service costs by $67,000. As a percentage of net revenue, research and development expenses were 7% in the three months ended September 30, 2006 and 2005.

For the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005, research and development expenses increased by $606,000, or 15%, from $3.9 million to $4.5 million. This increase was primarily attributable to $460,000 of higher personnel expense, due partly to increased headcount; $308,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R); which was offset by a decrease in outside service costs of $247,000. As a percentage of net revenue, research and development expenses decreased from 8% in the nine months ended September 30, 2005, to 6% in the nine months ended September 30, 2006. This was primarily due to the higher net revenue in the nine months ended September 30, 2006 period, compared to the same period in 2005. For the three months ending December 31, 2006, we estimate that research and development expenses will be in the range of 6-7% of net revenue.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including costs associated with employee stock-based compensation, legal and accounting fees and other general and administrative expenses. For the three months ended September 30, 2006, compared to the same period in 2005, general and administrative expenses increased by $1.1 million, or 56%, from $1.9 million to $3.0 million. This increase was primarily attributable to $199,000 increase in outside accounting, tax and audit fees, $158,000 increase in personnel expenses due to higher headcount, and $165,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R) effective January 1, 2006. As a percentage of net revenue, general and administrative expenses increased from 10%, for the three months ended September 30, 2005, to 12% for the three months ended September 30, 2006.

For the nine months ended September 30, 2006, compared to the same period in 2005, general and administrative expenses increased by $5.1 million, or 78%, from $6.5 million to $11.6 million. This increase was primarily attributable to $2.7 million of higher legal expenses- due primarily to the patent litigation which was settled in June 2006; $732,000 of higher personnel expenses due to higher headcount; and $386,000 of higher stock-based compensation expense resulting from the adoption of SFAS 123(R) with effect from January 1, 2006. As a percentage of net revenue, general and administrative expenses increased from 13%, for the nine months ended September 30, 2005, to 16% for the nine months ended September 30, 2006. With the litigation matter settled, we expect our general and administrative expenses to be in the range of 10-12% of revenue in the fourth quarter ending December 31, 2006.

Litigation Settlement

On June 2, 2006, we settled all patent litigation brought against us by Palomar and MGH. Under the terms of the settlement agreement, we agreed to pay Palomar royalties on past sales of infringing systems, plus accrued interest and reimbursement of Palomar’s legal costs through March 31, 2006. During the quarter ended June 30, 2006, we completed a calculation of the actual amounts owed to Palomar through March 31, 2006 and estimated the amount due to be $19.6 million. In the quarter ended September 30, 2006, after further discussions with Palomar, we revised our estimate of the total amount owed to Palomar through March 31, 2006 to $20.2 million.

Of the $20.2 million settlement amount, we recorded $18.9 million that related to past royalties, interest and settlement costs, as a litigation settlement expense for the nine months ended September 30, 2006. The remaining $1.2 million was allocated to the value of the license agreement obtained and recorded as an intangible asset. See Note 9 of Notes to Condensed Consolidated Financial Statements for further details and accounting of the settlement agreement.

Interest and Other Income, Net

For the three and nine months ended September 30, 2006, compared to the same period in 2005, interest and other income increased by $280,000 and $1.3 million, respectively. This increase was primarily attributable to higher tax-exempt interest income from higher yields and an increase in the average cash and marketable investments balance.

Provision (Benefit) for Income Taxes

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three and nine months ended September 30, 2006, was 35% and 43%, respectively. Applying these effective tax rates to our income before income taxes for the quarter and nine month ended September 30, 2006, resulted in a tax provision of $1.6 million and tax benefit of $3.8 million, respectively. For both the three and nine months ended September 30, 2005, our effective income tax rate was 28%. The higher effective tax rate for the three and nine months ended September 30, 2006, compared to the same period in 2005, was primarily due to the impact of the litigation settlement expense being included at the marginal tax rate of 39.28%; the expiration of the law relating to the granting of federal research and development credits in 2006; and because we have fully utilized the benefit from disqualifying dispositions of incentive stock options that can reduce our effective tax rate. For the three months ending December 31, 2006, we expect our effective income tax rate to be approximately 33%.

Liquidity and Capital Resources

As of September 30, 2006, we had cash, cash equivalents and marketable investments of $90.7 million, which we believe are sufficient to meet anticipated cash needs for working capital and capital expenditures for at least the next 12 months. For the nine months ended September 30, 2006 and 2005, our cash flows and contractual obligations are summarized below.

Net Cash Provided by (Used in) Operating Activities

For the nine months ended September 30, 2006, net cash used in operations was $2.1 million. This was primarily attributable to a net loss of $5.0 million; an increase in the deferred tax asset by $3.7 million resulting from the income tax loss carry forward; and cash used to finance an increase in accounts receivable by $2.6 million due to higher revenue. These uses of cash were offset by the adjustment for non-cash stock-based compensation expenses of $3.2 million; cash provided by an increase in accrued liabilities of $3.4 million, due to $1.1 million higher warranty reserve and higher sales and marketing accruals associated with the higher revenue; and cash generated by a $2.2 million increase in deferred revenue associated with a larger number of customers purchasing extended service contracts.

For the nine months ended September 30, 2005, net cash provided by operations was $12.8 million. This was primarily attributable to net income of $8.0 million; cash provided from tax benefits related to employee stock option exercises of $3.1 million; adjustment for non-cash stock-based compensation expenses of $1.2 million; and a reduction of accounts receivable by $1.6 million due to collections of the cyclically high revenue generated in December 2004. This was offset by cash used to increase inventories by $2.4 million for anticipated shipments and a broader product offering; and an increase in other assets of $1.6 million due primarily to prepaid income taxes.

Net Cash Used In Investing Activities

For the nine months ended September 30, 2006, net cash used in investing activities was $2.5 million. Of this amount, $1.2 million was used for the acquisition of the Palomar patent license; $811,000, net, was used to purchase marketable investments with the increase in cash and cash equivalent balance; and $441,000 was used to purchase additional property and equipment primarily for research, development and manufacturing operations.

For the nine months ended September 30, 2005, net cash used in investing activities was $18.9 million. Of this amount, $18.3 million, net, was used to purchase additional marketable investments with the increase in cash and cash equivalent balance, and $579,000 was used to purchase property, equipment and intangibles partly associated with the set up of a new office in Zurich, Switzerland through the acquisition of a distributor.

Net Cash Provided by Financing Activities

For the nine months ended September 30, 2006 and 2005, net cash provided by financing activities was $2.4 million and $3.7 million, respectively. This was attributable to proceeds from the issuance of stock through our stock option and employee stock purchase plans.

Contractual Cash Obligations

The following table discloses aggregate information about our contractual obligations for minimum lease payments related to facility leases and the periods in which these payments are due as of September 30, 2006.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,556	$1,009	$1,872	$2,378	$3,297

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2006, we were not involved in any unconsolidated transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2006 would have potentially declined by $464,000.

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

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material pending litigation.

ITEM 1A. RISK FACTORS

We compete against companies that have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

Our products compete against similar products offered by public companies, such as Candela, Cynosure, Laserscope- now part of American Medical Systems, Lumenis, Palomar, and Syneron as well as private companies such as Reliant Technologies and Thermage. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

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

Every year since 2000, we have introduced at least one new product and a corresponding upgrade to our existing products. Historically, these introductions have been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make annual product introductions that we can sell to new customers and to existing customers as upgrades. For the quarter ending December 31, 2006, we plan to invest approximately 6-7% of net revenue in our research and development department. Even with a significant investment in research and development, we may be unable, however, to continue to develop new products and technologies annually, or at all, which could adversely affect our projected growth rate.

If PSS World Medical fails to perform to our expectations, we may fail to achieve anticipated operating results.

We have a distribution agreement with PSS World Medical Shared Services, Inc. (“PSS”), a wholly-owned subsidiary of PSS World Medical, , which operates medical supply distribution service centers with approximately 700 sales representatives serving physician offices in all 50 states of the United States. PSS sales representatives work in coordination with our sales force to locate new potential customers for our products. For the year ended December 31, 2005 and for the nine months ended September 30, 2006, approximately 16% of our revenue came from PSS.

If PSS does not perform adequately under the arrangement, or terminates our relationship, which it can do at any time upon 180 days notice, it may have a material adverse effect on our business, financial condition, results of operations or future cash flows.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

We provide guidance to the investing community regarding our anticipated future operating performance, both for the coming quarter and fiscal year-end. Our business typically has a short sales cycle, we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed herein. In light of those factors, it is difficult for us to estimate with accuracy our future results. In the past, our actual performance had turned out to be significantly different from our prior guidance. For example, at the beginning of 2005, we indicated that we expected our 2005 revenue to increase by 25% over 2004. Actual 2005 growth was higher, at 44% over 2004. Earlier in the year, we stated publicly that we expected our revenue to grow 25% in 2006, compared to 2005 — and we have since revised our guidance for the full year of 2006 to 33%. As we stated at the time, such expectations are subject to numerous risks and uncertainties which could make actual results differ materially, either higher or lower. If our actual results do not meet our public guidance, or our results or guidance as to the future were to be below the expectations of third party financial analysts, our stock price could decline significantly.

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

We recently settled costly patent litigation with Palomar—see Note 9 of Notes to Condensed Consolidated Financial Statements—“Litigation Settlement.” As with that case, our competitors or other patent holders may assert that our products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and marketing our products and our business would suffer as a result.

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

On June 2, 2006, we settled our patent litigation with Palomar and MGH - with Palomar granting us an irrevocable license to the subject patents. Under the terms of the settlement agreement, we made a good faith estimated payment to Palomar of $22.0 million, representing our estimate of royalties due on past sales of the infringing systems, plus accrued interest and reimbursement of Palomar’s legal costs through March 31, 2006. The actual amounts owed to Palomar through March 31, 2006 are subject to review by an independent public accountant hired by Palomar. This audit is expected to be completed by December 31, 2006.

Subsequent to the date of the settlement, the Company completed a calculation of the actual amounts owed to Palomar through March 31, 2006 and estimated the amount due to be $19.6 million. During the quarter ended September 30, 2006, after further discussions with Palomar, we revised our estimate of the total amount owed to Palomar through March 31, 2006 to $20.2 million. This liability was calculated based on our interpretation of the settlement agreement and our historical records of the underlying transactions that are subject to the royalty. The independent public accountant’s interpretation of the applicable royalty rate for our different product and transaction types, and the net revenue for which to calculate the royalty, could be different from ours. In the event that the independent public accountant’s assessment of the accuracy of our final settlement amount owed by us to Palomar is materially different from our calculations, we could owe a higher settlement amount to Palomar that would then have to be reported as an additional expense in our financial statements for the year ending on December 31, 2006. This could result in a material adverse effect on our business and stock price.

Intellectual property rights may not provide adequate protection for some or all of our products, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2006, we had seven issued U.S. patents, some covering our ClearView handpiece design and cooling method. Some of our other components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

For the nine months ended September 30, 2006, approximately 31% of our revenue was derived from international customers, which are a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel under-perform, we may be unable to increase or maintain our level of international revenue. We will need to attract additional international distributors to grow our business and expand the territories in which we sell our products. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to engage distributors in particular geographic areas, we may not realize projected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

Lack of demand for our products in the non-core market would harm our anticipated revenue growth.

An increasing portion of our revenue is derived from sales to customers outside of the core dermatologist and plastic surgeon specialties, such as family practitioners, primary care physicians, gynecologists, medi-spas, etc. Continuing to achieve further penetration into this new market is a material assumption of our growth strategy. Demand for our products in the non-core market could be weakened by factors including, poor financial performance of businesses introducing aesthetic procedures to their practice or medi-spas, reduced patient demand for alternative treatments and services being provided by non-core practitioners and an increase in malpractice law suits against non-core practitioners. If we do not achieve anticipated demand for our products in the non-core market, our expected revenue growth may not be achieved.

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

As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure and record stock-based compensation expense using the fair value method, which adversely affects our results of operations by increasing our cost by the amount of such stock-based compensation charges. In the quarter ending December 31, 2006, we estimate that the adoption of FAS 123(R) will increase our cost of goods sold and operating expenses by approximately $1.25 million, before income taxes. However, our estimate of future stock-based compensation expense is affected by our stock price, the number of stock-based awards our board of directors may grant or are forfeited in the fourth quarter ending December 31, 2006, as well as a number of valuation assumptions and the related tax effect.

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

ITEM 5. OTHER INFORMATION

In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002 (the “Act”), we are required to disclose the non-audit services approved by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our Independent Registered Public Accounting Firm. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of a company. The Audit Committee has approved the engagement of PricewaterhouseCoopers LLP for the following non-audit services: (1) various tax matter consultations concerning U.S. federal and state taxes and foreign taxes for our expatriates.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.13*	Distribution Agreement between the Registrant and PSS World Medical Shared Services, Inc., a subsidiary of PSS World Medical dated October 1, 2006.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential Treatment has been requested for certain portions of this exhibit.
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUTERA, INC.

Date: November 8, 2006	/s/ Ronald J. Santilli
Ronald J. Santilli Chief Financial Officer (Principal Financial Officer and Authorized Signatory)