Form 10-Q
period 2007-03-31
CUTERA INC
filed 2007-05-07
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2007 was 13,550,880

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$16,876	$11,800
Marketable investments	94,363	96,285
Accounts receivable, net	8,565	9,601
Inventories	6,516	5,220
Deferred tax asset	5,809	5,792
Other current assets	3,488	2,702

Total current assets	135,617	131,400
Property and equipment, net	1,212	1,029
Intangibles, net	1,398	1,446
Deferred tax asset, net of current portion	361	—

Total assets	$138,588	$133,875

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,893	$2,212
Accrued liabilities	11,615	13,675
Deferred revenue	3,780	3,514

Total current liabilities	17,288	19,401
Deferred rent	1,478	1,424
Deferred revenue, net of current portion	3,192	3,258
Income tax liability	1,018	60

Total liabilities	22,976	24,143

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	90,304	86,242
Deferred stock-based compensation	(190)	(331)
Retained earnings	25,530	23,866
Accumulated other comprehensive loss	(45)	(58)

Total stockholders’ equity	115,612	109,732

Total liabilities and stockholders’ equity	$138,588	$133,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net revenue	$23,257	$20,757
Cost of revenue	7,781	5,811

Gross profit	15,476	14,946

Operating expenses:
Sales and marketing	9,063	8,546
Research and development	1,747	1,307
General and administrative	3,018	4,375

Total operating expenses	13,828	14,228

Income from operations	1,648	718
Interest and other income, net	1,002	956

Income before income taxes	2,650	1,674
Provision for income taxes	895	567

Net income	$1,755	$1,107

Net income per share:
Basic	$0.13	$0.09

Diluted	$0.12	$0.08

Weighted-average number of shares used in per share calculations:
Basic	13,216	12,257

Diluted	14,629	14,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,755	$1,107
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	226	199
Change in allowance for doubtful accounts	62	83
Provision for excess and obsolete inventories	18	—
Change in deferred tax asset	60	22
Stock-based compensation	1,342	1,086
Tax benefit from stock options	710	1,006
Excess tax benefit related to stock-based compensation expense	(288)	(999)
Changes in assets and liabilities:
Accounts receivable	974	(252)
Inventories	(1,314)	(1,439)
Other current assets	(786)	(212)
Accounts payable	(319)	1,035
Accrued liabilities	(1,605)	(258)
Deferred rent	54	82
Deferred revenue	200	652
Income tax liability	(26)	—

Net cash provided by operating activities	1,063	2,112

Cash flows from investing activities:
Acquisition of property and equipment	(341)	(114)
Acquisition of intangibles	(20)	—
Proceeds from sales of marketable investments	15,149	439
Proceeds from maturities of marketable investments	7,630	18,688
Purchase of marketable investments, net	(20,844)	(24,989)

Net cash provided by (used in) investing activities	1,574	(5,976)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,151	556
Excess tax benefit related to stock-based compensation expense	288	999

Net cash provided by financing activities	2,439	1,555

Net increase (decrease) in cash and cash equivalents	5,076	(2,309)
Cash and cash equivalents at beginning of period	11,800	5,260

Cash and cash equivalents at end of period	$16,876	$2,951

Non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$(8)	$(1,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations

Cutera Inc., or Cutera or the Company, is a Delaware corporation headquartered in Brisbane, California. The Company is a global provider of laser and other light-based aesthetic systems for practitioners worldwide. The Company, designs, develops, manufactures, markets and services the CoolGlide, Xeo and Solera platforms for use by dermatologists, plastic surgeons, gynecologists, primary care physicians, and other qualified practitioners to offer safe, effective and non-invasive aesthetic treatments to their customers. The Company has wholly-owned subsidiaries in Australia, Canada, France, Germany, Japan, Spain, Switzerland and United Kingdom. The purpose of these subsidiaries is to market, sell and service the Company’s products outside of the United States.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The financial information furnished is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2006 Condensed Balance Sheet was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 16, 2007.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to the accounts receivable and sales allowances, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and have not changed significantly as of March 31, 2007, except for the following:

Accounting for Income Taxes

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of FIN 48 effective January 1, 2007. Refer to Note 7 for further details of the impact of adoption.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact of implementing this standard on its consolidated financial position, results of operations and cash flows.

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

Note 2. Balance Sheet Details

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

The following is a summary of cash, cash equivalents and marketable investments:

March 31, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$16,876	$—	$—	$16,876
Marketable investments	94,408	—	(45)	94,363

	$111,284	$—	$(45)	$111,239

December 31, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,800	$—	$—	$11,800
Marketable investments	96,343	—	(58)	96,285

	$108,143	$—	$(58)	$108,085

Inventories:

Inventories consist of the following (in thousands):

	March 31, 2007	December 31, 2006
Raw materials	$3,881	$2,816
Finished goods	2,635	2,404

	$6,516	$5,220

Intangible Assets:

Intangible assets are principally comprised of a technology sublicense acquired in 2002; a patent sublicense acquired in 2006; and other intangibles. The components of intangible assets were as follows (in thousands):

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent sublicense	$1,218	$138	$1.080
Technology sublicense	538	261	277
Other intangibles	185	144	41

Total	$1,941	$543	$1,398

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
Patent sublicense	$1,218	$104	$1,114
Technology sublicense	538	247	291
Other intangibles	165	124	41

Total	$1,921	$475	$1,446

For the three months ended March 31, 2007 and 2006, amortization expense for intangible assets was $68,000 and $35,000, respectively.

Based on intangible assets recorded at March 31, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2007 remainder	$169
2008	202
2009	197
2010	192
2011	192
Thereafter	446

Total	$1,398

Note 3. Share-based Compensation

The pre-tax stock-based compensation expense recognized during the quarter ended March 31, 2007 and 2006 was as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Cost of sales	$232	$171
Sales and marketing	447	402
Research and development	207	160
General and administrative	456	354

Total stock-based compensation expense	$1,342	$1,086

Note 4. Net Income Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, Employee Stock Purchase Plan, or ESPP, shares and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS 123(R), and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted net income and the weighted average number of shares used in computing basic and diluted net income per share (in thousands):

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income available to common stockholders – Basic and Diluted	$1,755	$1,107

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	13,216	12,257
Dilutive potential common shares used in computing diluted net income per share	1,413	1,917

Total weighted-average number of shares used in computing diluted net income per share	14,629	14,174

Anti-dilutive securities

The following number of outstanding options, prior to the application of the treasury stock method, were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2007	2006
Options to purchase common stock	—	309

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of March 31, 2007 and December 31, 2006, were as follows (in thousands):

	March 31, 2007	March 31, 2006
Balance at December 31, 2006 and 2005	$6,652	$3,117
Add: Payments received	1,551	1,441
Less: Revenue recognized	(1,352)	(786)

Balance at March 31, 2007 and 2006	$6,851	$3,772

Costs incurred under service contracts during the three months ended March 31, 2007 and 2006, amounted to $464,000 and $402,000, respectively. All service contract costs are recognized as incurred.

Note 6. Comprehensive Income

Comprehensive income generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable investments represents the only component of other comprehensive income that is excluded from net income. The changes in components of other comprehensive income for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Net income	$1,755	$1,107
Unrealized gain (loss) on marketable investments	13	(38)

Comprehensive income	$1,768	$1,069

Note 7. Income Tax

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for both the three months ended March 31, 2007 and 2006 was 34%. This rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits (in the three months ended March 31, 2007 only) and tax exempt interest income.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1,489,000 and $590,000 at March 31, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Impact of adoption of FIN 48

The Company implemented the provisions of FIN 48 as of January 1, 2007 and recorded the cumulative effect of applying the provisions of the Interpretation as an adjustment to the Company’s retained earnings balance as of January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was approximately $943,000. The Company reduced its January 1, 2007 retained earnings by approximately $91,000.

Included in the balance of unrecognized tax benefits at January 1, 2007, are approximately $542,000 of tax benefits that, if recognized, would affect the effective tax rate; and approximately $401,000 of tax benefits that, if recognized, would result in an adjustment to deferred tax assets.

Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of March 31, 2007 and January 1, 2007, was approximately $107,000 and $93,000, respectively, with approximately $14,000 being included as a component of provision for income taxes in the quarter ended March 31, 2007.

In general, the Company’s income tax returns are subject to examination by U.S. federal, state and foreign tax authorities for tax years 2002 forward. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Note 8. Commitments and Contingencies

Litigation

The Company received notice that a purported securities class action lawsuit was filed on April 17, 2007 against it and two of its officers in the U.S. District Court for the Northern District of California. The plaintiff claims to represent purchasers of the Company’s common stock from January 31, 2007 through April 4, 2007. The complaint generally alleges that materially false statements were made regarding its financial prospects, and seeks unspecified monetary damages. The Company intends to defend this case vigorously. Since the outcome of the litigation is unpredictable, and since the Company believes that a significant adverse result is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. The Company retains director and officer liability insurance but there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims.

Other Legal Matters

In addition to the foregoing lawsuit, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of March 31, 2007, the Company is not a party to any material pending litigation.

Facility Leases

The Company leases its office and manufacturing facility in Brisbane, California, and also leases offices in Japan, Switzerland and France under operating leases. These leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheets.

The following is a schedule of operating leases payments (in thousands):

Year Ending December 31,
2007 (remainder)	$760
2008	933
2009	1,027
2010	1,151
2011	1,307
Thereafter	2,970

Future minimum rental payments	$8,148

Warranty Obligations.

The Company provides a standard one to two year warranty coverage on its systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to costs of revenue, when revenue is recognized. The estimated warranty cost is based on historical product performance and expenses to repair systems. Utilizing actual service records, the Company calculates the average service labor, overhead and parts expense per system and applies those averages to the actual units “exposed” to future warranty claims. The Company updates these estimates on a quarterly basis.

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2007 and 2006 (in thousands):

	March 31, 2007	March 31, 2006
Balance at December 31, 2006 and 2005	$3,055	$2,043
Accruals for warranties issued during the period	1,323	1,178
Settlements made during the period	(1,385)	(876)

Balance at March 31, 2007 and 2006	$2,993	$2,345

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2006 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2007. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include, but are not limited to, statements relating to our expectations as to growth in our revenue due to the launch of new products, growth of our operations, success of improved sales productivity, future capital expenditures and requirements and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page [xx], identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical accounting policies and estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent accounting pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2007.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research, regulatory, sales, service, marketing and administrative activities. In the United States, we market, sell and service our products primarily through direct sales and service employees and through a distribution relationship with PSS World Medical Shared Services, Inc., a wholly owned subsidiary of PSS World Medical, or PSS, which has over 700 sales representatives serving physician offices throughout the United States. In addition, we also sell certain items, like Titan handpiece refills and marketing brochures, via the web.

International sales are generally made through a direct sales force and through independent sales representatives and distributors in over 30 countries worldwide. Outside the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom.

Products. Our revenue is derived from the sale of products, product upgrades, service and Titan handpiece refills. Product revenue represents the sale of a system console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software, high voltage electronics and one or more handpieces. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as product upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for services on out-of-warranty products. Titan handpiece refill revenue is associated with our Titan handpiece, which requires a periodic “refilling” process, which includes the replacement of the optical source after a set number of pulses have been performed.

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

During the three months ended March 31, 2007, compared to the same period in 2006, our U.S. revenue increased by 6% and our international revenue increased by 27%. During the three months ended March 31, 2006, compared to the same period in 2005, our U.S. revenue increased by 44% and our international revenue increased by 23%. The significant decrease in the U.S. revenue growth rate was primarily attributable to lower sales productivity of our junior sales representatives, reduced revenue from our PSS and other national accounts, which contributed to lower productivity for many of our U.S. sales people, and higher than expected turnover of sales representatives that absorbed significant amounts of sales-management time. In an effort to improve our revenue, we have implemented several strategic initiatives, including discontinuing the junior-sales program, planned expansion of our North American direct sales force with more experienced and senior representatives and dedicating additional senior sales representatives to work closely with, and increase the focus and attention on, our PSS relationship.

For the three months ended March 31, 2007, our gross margin declined to 67%, compared to 72% in the same period of 2006. This decrease was primarily attributable to patent royalty expense of $944,000, or 4% of revenue, that was included in our cost of goods sold for the three months ended March 31, 2007 but was not there in the same period in 2006. We resolved our patent litigation settlement in the second quarter of 2006. Given our royalty expense will now continue in the future and we expect our revenue growth rate compared to the prior year to improve in the second half of 2007, we expect our quarterly gross margin to be approximately 66% to 70% for the remainder of the year.

General and administrative expenses for the three months ended March 31, 2007, compared to the same period in 2006, decreased by $1.4 million, or 31%, to $3.0 million and were 13% of net revenue. This decrease was primarily attributable to decreased legal expenses of approximately $1.5 million primarily relating to the patent litigation, which was settled in the second quarter of 2006. In April 2007, there was a securities class action lawsuit filed against us- see Part II, Item 1 “Legal Proceedings.” However, given we retain director and officer liability insurance, we expect the impact from this litigation to be not material for the remainder of 2007 and therefore expect our G&A expenses to remain in the range of $3.0 million to $3.5 million per quarter for the remainder of 2007.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our success depends on our ability to compete successfully. Additionally, the growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost effectively, and successfully market and distribute our products in a profitable manner. If we fail to compete effectively, fail to continue to develop new products and technologies, fail to obtain regulatory clearances, fail to protect our intellectual property, fail to produce our products cost effectively, or fail to market and distribute our products in a profitable manner, our business could suffer. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A — “Risk Factors” section.

Critical Accounting Policies and Estimates.

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with SEC on March 16, 2007. Other than the adoption of FIN 48, there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2006.

Income Taxes — We operate in multiple taxing jurisdictions, both within the United States and outside the United States. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, transfer pricing, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity. Effective January 1, 2007, we adopted FIN 48 (refer to Note 7)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” or SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for

Certain Investments in Debt and Equity Securities,” which applies to all entities with available-for-sale and trading securities. This statement is required to be adopted in our fiscal year ended December 31, 2008. We are currently assessing the potential impact of implementing this standard on our consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the quarter ended March 31, 2008 and are currently assessing the impact that this may have on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue.

	Three Months Ended March 31,
	2007	2006
Operating Ratio:
Net revenue	100%	100%
Cost of revenue	33%	28%

Gross margin	67%	72%

Operating expenses:
Sales and marketing	39%	41%
Research and development	8%	6%
General and administrative	13%	21%

Total operating expenses	60%	68%

Income from operations	7%	3%
Interest and other income, net	4%	5%

Income before income taxes	11%	8%
Provision for income taxes	3%	3%

Net income	8%	5%

Total Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2007	% Change	2006
Revenue mix by geography:
United States	$15,845	6%	$14,908
International	7,412	27%	5,849

Consolidated total revenue	$23,257	12%	$20,757

United States as a percentage of total revenue	68%		72%
International as a percentage of total revenue	32%		28%

Revenue mix by product category:
Products	$18,316	4%	$17,556
Product upgrades	1,922	69%	1,136
Service	1,917	71%	1,121
Titan handpiece refills	1,102	17%	944

Consolidated total revenue	$23,257	12%	$20,757

During the three months ended March 31, 2007, compared to the same period in 2006, our U.S. revenue increased by 6% and our international revenue increased by 27%. During the three months ended March 31, 2006, compared to the same period in 2005, our U.S. revenue increased by 44% and our international revenue increased by 23%. The improved international revenue growth in 2007 was primarily attributable to strong revenue growth from Canada, Australia and many European countries. From a product category perspective, we experienced significant revenue growth in product upgrades primarily due to customers upgrading from our CoolGlide platform to our multi-application Xeo platform and additional ProWave and Limelight handpiece upgrades. In addition, our service revenue continued to grow as a result of an increase in our installed base of customers purchasing extended service contracts. Growth in Titan handpiece refills reflected increased adoption of the Titan product by new and existing customers as well as an increased consumer demand for Titan procedures.

The significant decrease in the U.S. revenue growth rate to 6% in the first quarter of 2007, compared with a growth rate of 44% in the first quarter of 2006, was primarily attributable to reduced sales productivity of our junior sales representatives, sales employee turnover and reduced revenue from our national accounts. We have implemented initiatives to improve the productivity of our sales force and plan to expand our direct sales headcount in the remainder of 2007. Due to these factors, and the expected shipments of our new application- Pearl- starting from the second quarter of 2007, we expect our revenue growth rates to be favorably impacted in the second half of 2007, compared with the first half of 2007.

Gross Margin

	Three Months Ended March 31,
(Dollars in thousands)	2007	% Change	2006
Gross margin	$15,476	4%	$14,946
As a percentage of total revenue	67%		72%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty, and manufacturing overhead expenses. The decrease in gross margin in the first quarter of 2007 to 67%, compared to 72% in the same period of 2006, was primarily attributable to patent royalty expense of $944,000, or 4% of revenue, that was included in our cost of revenue for the three months ended March 31, 2007 but was not there in the same period in 2006. We resolved our patent litigation settlement in the second quarter of 2006. Given our royalty expense will now continue in the future and we expect our revenue growth rate compared to the prior year to improve in the second half of 2007, we expect our quarterly gross margin to be approximately 66% to 70% for the remainder of the year.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2007	% Change	2006
Sales and marketing	$9,063	6%	$8,546
As a percentage of total revenue	39%		41%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. The increase in sales and marketing expenses in the three months ended March 31, 2007, compared to the same period in 2006, was primarily attributable to $524,000 of higher personnel related expenses. The decrease in our sales and marketing expenses as a percentage of revenue in the quarter ended March 31, 2007, was primarily attributable to revenue increasing at a faster pace than our expenses. Due to the planned increase of our direct sales employees in the U.S., we expect our sales and marketing expenses to increase from their current levels for the remainder of 2007. However, with the expected increase in our revenue in the second half of 2007, we expect our sales and marketing expenses to decrease as a percentage of revenue in that period.

Research and Development (R&D)

	Three Months Ended March 31,
(Dollars in thousands)	2007	% Change	2006
Research and development	$1,747	34%	$1,307
As a percentage of total revenue	8%		6%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. In the three months ended March 31, 2007, R&D expenses increased by $440,000 to 8% of total revenue, compared with 6% in the same period in 2006. This increase was primarily attributable to $153,000 of higher material costs, $112,000 of higher personnel expenses and $100,000 of higher outside services related to clinical studies and consulting expenses. For the remainder of 2007, as we continue to invest in our R&D efforts and perform clinical studies to gather additional data relating to our Pearl application, we expect our R&D expenses to increase from their current levels for the remainder of 2007. However, with the expected increase in our revenue in the second half of 2007, we expect our R&D expenses to decrease as a percentage of revenue in that period.

General and Administrative (G&A)

	Three Months Ended March 31,
(Dollars in thousands)	2007	% Change	2006
General and administrative	$3,018	-31%	$4,375
As a percentage of total revenue	13%		21%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses for the three months ended March 31, 2007, compared to the same period in 2006, decreased by $1.4 million, or 31%, to $3.0 million and were 13% of net revenue. This decrease was primarily attributable to decreased legal expenses of approximately $1.5 million primarily relating to the patent litigation, which was settled in the second quarter of 2006. In April 2007, there was a securities class action lawsuit filed against us- see Part II, Item 1 “Legal Proceedings.” However, given we retain director and officer liability insurance, we expect the impact from this litigation to be not material for the remainder of 2007 and therefore expect our G&A expenses to remain in the range of $3.0 million to $3.5 million, per quarter, for the remainder of 2007.

Interest and Other Income, Net

	Three Months Ended March 31,
(Dollars in thousands)	2007	% Change	2006
Interest and other income, net	$1,002	5%	$956

The increase in interest and other income, net, in the three months ended March 31, 2007, compared to the same period in 2006, was primarily attributable to improved tax-exempt interest yields on investments and an increased amount invested. Our cash, cash equivalents and marketable investment balances was at $111.2 million as of March 31, 2007 compared with $95.5 million as of March 31, 2006.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2007	Change	2006
Income before income taxes	$2,650	$976	$1,674
Provision (benefit) for income taxes	895	328	567
Effective tax rate	34%		34%

Our effective tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits (in the three months ended March 31, 2007 only) and tax exempt interest income.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations, marketable investments, stock option exercises and employee stock purchases. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	March 31, 2007	December 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$16,876	$11,800	$5,076
Marketable investments	94,363	96,285	$(1,922)

Total	$111,239	$108,085	$3,154

The net increase in cash, cash equivalents and marketable investments of $3.2 million in the three months ended March 31, 2007, was primarily a result of $2.2 million of cash provided by the issuance of common stock related to stock option exercises and employee stock purchases, and $1.1 million of cash generated by operations. As of March 31, 2007, we had cash, cash equivalents and marketable investments of $111.2 million, which we believe are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Net cash flow provided by (used in):
Operating activities	$1,063	$2,112
Investing activities	1,574	(5,976)
Financing activities	2,439	1,555

Net increase (decrease) in cash and cash equivalents	$5,076	$(2,309)

Net Cash Provided by Operating Activities

We generated net cash from operating activities of $1.1 million in the three months ended March 31, 2007, compared to $2.1 million for the same period in 2006. For the three months ended March 31, 2007, $3.8 million was generated by net income after adjusting for non-cash related items (primarily $1.3 million of stock-based compensation and $710,000 of tax benefit from stock option exercises), which was offset by $2.8 million of net cash used to decrease our net operating assets and liabilities (primarily $1.3 million decrease due to an increase in inventories and a $1.6 million decrease due to a reduction in accrued liabilities from the higher December 31, 2006 year-end balances that resulted from the strong fourth quarter 2006 operations).

For the three months ended March 31, 2006, the net cash provided by operations was $2.1 million. This was primarily attributable to $2.5 million of net income after adjusting for non-cash related items (primarily $1.1 million of stock-based compensation, $1.0 million of tax benefit from stock option exercises, reduced by $1.0 million of excess tax benefits reclassed to financing activities). This was offset by $392,000 net cash used to decrease our net operating assets and liabilities (primarily $1.4 million cash used to increase inventories offset by $1.0 million of cash provided by an increase in accounts payable).

Net Cash Provided by / Used in Investing Activities

We generated $1.6 million of cash from investing activities for the three months ended March 31, 2007 primarily attributable to $1.9 million net proceeds from the sales and maturities of marketable investments, which was partially offset by $341,000 used to purchase property and equipment for primarily marketing and R&D functions.

For the three months ended March 31, 2006, we used $6.0 million, net, for primarily investing in tax-exempt marketable investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2007 and the same period in 2006, was $2.4 million and $1.6 million, respectively. This was primarily attributable to the proceeds from the issuance of stock through our stock option and employee stock purchase plans and the excess tax benefits from the sale of these options.

Contractual Cash Obligations

The following summarizes our contractual obligations as of March 31, 2007 for minimum lease payments related to facility leases in California, Japan, Switzerland and France.

	Payments Due by Period ($’000’s)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,148	$1,020	$1,989	$2,525	$2,614

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2007 would have potentially declined by $727,000.

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

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

We received notice that a purported securities class action lawsuit was filed on April 17, 2007 against us and two of our officers in the U.S. District Court for the Northern District of California. The plaintiff claims to represent purchasers of our common stock from January 31, 2007 through April 4, 2007. The complaint generally alleges that materially false statements were made regarding our financial prospects, and seeks unspecified monetary damages. We intend to defend this case vigorously. Since the outcome of the litigation is unpredictable, and since we believe that a significant adverse result for us is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. We retain director and officer liability insurance but there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims.

ITEM 1A.	RISK FACTORS

Our first quarter 2007 revenue growth and earnings were below the earlier guidance provided to the investor community on January 31, 2007. The initiatives that we are implementing in an effort to improve our revenue and income could be unsuccessful, and the instability we may experience while attempting to improve sales productivity could harm our business and may further depress the price of our stock.

During the three months ended March 31, 2007, compared to the same period in 2006, our U.S. revenue increased by 6% and during the three months ended March 31, 2006, compared to the same period in 2005, our U.S. revenue increased by 44%. This significant decrease in the U.S. revenue growth rate was primarily attributable to:

•	Reduced sales productivity of our junior sales representatives.

•	Reduced revenue from PSS and other national accounts. This contributed to lower productivity for many of our U.S. sales people.

•	Higher than expected turnover of sales representatives that absorbed significant amounts of sales-management time.

In an effort to improve our revenue and income levels, we have implemented several strategic initiatives, including:

•	The junior-sales program has been discontinued.

•	We have dedicated additional senior sales representatives to work closely with, and increase the focus and attention on, our PSS relationship.

•	We plan to expand our North American direct sales force with more experienced and senior representatives.

We believe these initiatives should improve our revenue and income. However, these initiatives may not be successful. The reorganization may lead to employee turnover. There are no assurances that we can adequately hire and train new sales employees. The instability we may experience while attempting to improve sales productivity could harm our business. Each of these factors could harm our business and may cause a further decline in our stock price.

There was a purported securities class action lawsuit filed against us in April 2007 due to a substantial decrease in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings per share data which was below our earlier guidance. Defending ourselves against this class action lawsuit could distract management and harm our business.

On April 5, 2007, our stock price declined by approximately 31% following the announcement of our preliminary revenue and net income per share information, which was lower than the guidance we had given on January 31, 2007. A purported securities class action lawsuit was filed against us in response to that decline in our stock price. We will incur legal costs as a result of this securities litigation. We retain director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. This litigation may distract our management and consume resources that would otherwise have been directed toward running our business. Each of these factors could harm our business.

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

In addition, some of our current and potential competitors have significantly greater financial, research and development, business development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product lines. Our competitors could form strategic alliances with other companies to develop products and solutions that effectively compete with our products. For example, Palomar and Syneron have each entered into agreements with Proctor and Gamble for the proposed development of home-use aesthetic devices. And Syneron entered into an agreement with Obagi Medical Products to study the effects of using Obagi’s skin care products during treatments with Syneron aesthetic devices. Business combinations and alliances by our competitors could increase competition, which could harm our business.

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by rapid innovation, and we must continuously develop new products or our revenue may decline.

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while our CoolGlide product was the first long-pulse Nd:YAG, or long wavelength, laser system cleared by the FDA for permanent hair reduction on all skin types, competitors have subsequently introduced systems that utilize Nd:YAG lasers, and received FDA clearances to market these products as treating all skin types. We expect that any competitive advantage we may enjoy from other current and future innovations, such as combining multiple handpieces in a single system to perform a variety of applications, may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue will decline as our potential customers base purchases our competitors’ products.

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

Every year since 2000, we have introduced at least one new product. Historically, these introductions have been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make annual product introductions that we can sell to new customers and to existing customers as upgrades. For the three months ended March 31, 2007, we invested $1.7 million or 8% of net revenue, in our research and development department. Even with a significant investment in research and development, we may be unable, however, to continue to develop new products and technologies annually, or at all, which could adversely affect our projected growth rate.

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

We have a distribution agreement with PSS World Medical Shared Services, Inc., or PSS, a wholly-owned subsidiary of PSS World Medical. PSS sales representatives work in coordination with our sales force to locate new potential customers for our products throughout the United States. For the year ended December 31, 2006, approximately 15% of our revenue came from PSS. For the quarter ended March 31, 2007, revenue from PSS transactions was below what we had anticipated. We have dedicated additional senior sales representatives to work closely with, and increase the focus and attention on, our PSS relationship.

We can provide no guarantee that the increased focus on PSS will translate into increased revenue from them. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition, results of operations or future cash flows.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

We provide guidance to the investing community regarding our anticipated future operating performance, both for the coming quarters and fiscal year. Our business typically has a short sales cycle, we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed herein. In light of those factors, it is difficult for us to estimate with accuracy our future results. In the past, our actual performance had turned out to be significantly different from our prior guidance. For example, in January 2007, we indicated that we expected revenue for the first quarter of 2007 to be $26 million. Actual revenue for that quarter was $23.3 million. Upon our announcement in April 2007 of that news, our stock price declined by 31%. If in the future our actual results do not meet our public guidance, or our results or guidance as to the future were to be below the expectations of third party financial analysts, our stock price could again decline significantly.

The price of our common stock may fluctuate substantially.

The public market price of our common stock has in the past fluctuated substantially and may continue to do so in the future. As stated above, our stock price declined by 31% on April 5, 2007, when we announced that our preliminary first quarter 2007 revenue and earnings per share will not meet our earlier guidance provided to the investor community. The market price for our common stock will be affected by a number of factors, including:

•	quarterly variations in our, or our competitors,’ results of operations;

•	changes in earnings estimates or guidance, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	the announcement of the departure of a key employee or executive officer;

•	regulatory developments or delays concerning our, or our competitors’, products;

•	the initiation of litigation by us or one of our competitors; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2007, we had seven issued U.S. patents. Some of our other components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, recall or seizure of our products;

•	operating restrictions or partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

•	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

•	criminal prosecution.

•	If any of these events were to occur, they could harm our business.

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

For the three months ended March 31, 2007, approximately 32% of our revenue was derived from international customers, which are a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel under-perform, we may be unable to increase or maintain our level of international revenue. We will need to expand the territories in which we sell our products and attract additional international distributors to grow our business. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to engage distributors in particular geographic areas, we may not realize projected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

Federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We, and our distributors, generally offer but do not require purchasers or operators of our products to attend training sessions. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and expose us to costly product liability litigation.

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

Beginning with the annual report for our fiscal year ended on December 31, 2005, Section 404 of the Sarbanes-Oxley Act of 2002 required us to include a report by our management on our internal control over financial reporting in each of our Annual Reports on Form 10-K. Such reports contain an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal control was effective. Also required to be included in our Annual Report on Form 10-K was an opinion by our Independent Registered Public Accounting Firm on management’s assessment of such internal control.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, and take up a significant amount of management’s time and operational resources. Though we have not historically identified any significant deficiency or material weakness in our internal control over financial reporting, if we are unable to assert that our internal control over financial reporting is effective in our 2007 Annual Repot on Form 10-K and future years, our stock price may decline and it could have an adverse effect on our business.

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

The quarterly royalty payments under our patent license with Palomar are subject to an annual audit. Any material adjustments from this audit could result in a material adverse effect on our business and our stock price.

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

ITEM 5.	OTHER INFORMATION

Change in Composition of Compensation Committee

At our April 13, 2007 meeting of our Board of Directors, Annette J. Campbell-White was appointed by its members to its Compensation Committee, resulting in a Compensation Committee comprised of Ms. Campbell-White, Jerry P. Widman and David B. Apfelberg. Ms. Campbell-White replaced Mr. Mark W. Lortz who resigned as a member of our Compensation Committee effective as of April 13, 2007. Mr. Apfelberg will remain as the Chairperson of our Compensation Committee.

Amendment to 2004 Equity Incentive Plan

At our April 13, 2007 meeting of our Board of Directors, an amendment to our 2004 Equity Incentive Plan to reduce the contractual term of future director option grants, from ten years to seven years was approved. We expect that this modification will result in future reductions to compensation expense related to such option grants. An amended and restated 2004 Equity Incentive Plan is attached hereto on Exhibit 10.14.

Item 6.	Exhibits

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4 (1)	Bylaws of the Registrant.

4.1 (2)	Specimen Common Stock certificate of the Registrant.

10.14	Cutera, Inc. 2004 Equity Incentive Plan, as amended on April 13, 2007

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of May 2007.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli Chief Financial Officer (Principal Financial Officer and Authorized Signatory)