Form 10-Q
period 2007-06-30
CUTERA INC
filed 2007-08-06
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2007 was 13,323,118.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$10,411	$11,800
Marketable investments	105,004	96,285
Accounts receivable, net	9,254	9,601
Inventories	6,717	5,220
Deferred tax asset	5,689	5,792
Other current assets	2,815	2,702

Total current assets	139,890	131,400
Property and equipment, net	1,471	1,029
Intangibles, net	1,328	1,446
Deferred tax asset, net of current portion	357	—

Total assets	$143,046	$133,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,927	$2,212
Accrued liabilities	13,191	13,675
Deferred revenue	4,167	3,514

Total current liabilities	19,285	19,401
Deferred rent	1,531	1,424
Deferred revenue, net of current portion	3,789	3,258
Income tax liability	988	60

Total liabilities	25,593	24,143

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	90,036	86,242
Deferred stock-based compensation	(62)	(331)
Retained earnings	27,564	23,866
Accumulated other comprehensive loss	(99)	(58)

Total stockholders’ equity	117,453	109,732

Total liabilities and stockholders’ equity	$143,046	$133,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net revenue	$23,873	$24,395	$47,130	$45,152
Cost of revenue	7,910	7,768	15,691	13,579

Gross margin	15,963	16,627	31,439	31,573

Operating expenses:
Sales and marketing	9,190	8,305	18,253	16,851
Research and development	1,923	1,552	3,671	2,859
General and administrative	2,900	4,248	5,918	8,623
Litigation settlement	—	18,391	—	18,391

Total operating expenses	14,013	32,496	27,842	46,724

Income (loss) from operations	1,950	(15,869)	3,597	(15,151)
Interest and other income, net	1,108	830	2,110	1,786

Income (loss) before income taxes	3,058	(15,039)	5,707	(13,365)
Provision (benefit) for income taxes	1,024	(5,990)	1,918	(5,423)

Net income (loss)	$2,034	$(9,049)	$3,789	$(7,942)

Net income (loss) per share:
Basic	$0.15	$(0.73)	$0.28	$(0.64)

Diluted	$0.14	$(0.73)	$0.26	$(0.64)

Weighted-average number of shares used in per share calculations:
Basic	13,610	12,444	13,413	12,352

Diluted	14,666	12,444	14,655	12,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$3,789	$(7,942)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	454	413
Change in allowance for doubtful accounts	(31)	(4)
Provision for excess and obsolete inventories	184	32
Change in deferred tax asset	184	(4,584)
Stock-based compensation	2,788	1,997
Tax benefit from employee stock options	1,497	—
Excess tax benefit related to stock-based compensation expense	(833)	—
Changes in assets and liabilities:
Accounts receivable	378	831
Inventories	(1,681)	(1,236)
Other current assets	(113)	(1,933)
Accounts payable	(285)	(36)
Accrued liabilities	(807)	1,279
Deferred rent	107	164
Deferred revenue	1,184	1,238
Income tax liability	(56)	—

Net cash provided by (used in) operating activities	6,759	(9,781)

Cash flows from investing activities:
Acquisition of property and equipment	(758)	(251)
Acquisition of intangibles	(20)	(1,170)
Proceeds from sales of marketable investments	18,669	11,460
Proceeds from maturities of marketable investments	17,253	47,405
Purchase of marketable investments, net	(44,682)	(52,210)

Net cash provided by (used in) investing activities	(9,538)	5,234

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,073	1,210
Repurchase of common stock	(2,516)	—
Excess tax benefit related to stock-based compensation expense	833	—

Net cash provided by financing activities	1,390	1,210

Net decrease in cash and cash equivalents	(1,389)	(3,337)
Cash and cash equivalents at beginning of period	11,800	5,260

Cash and cash equivalents at end of period	$10,411	$1,923

Non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$(8)	$(1,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations

Cutera, Inc., or Cutera or the Company, is a Delaware corporation headquartered in Brisbane, California. The Company is a medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetic systems for practitioners worldwide. The Company offers easy-to-use products on three platforms - CoolGlide, Xeo and Solera - which enable dermatologists, plastic surgeons, gynecologists, primary care physicians, and other qualified practitioners to offer safe, effective and non- and minimally-invasive aesthetic treatments to their customers. The Company has wholly-owned subsidiaries in Australia, Canada, France, Germany, Japan, Spain, Switzerland and United Kingdom. The purpose of these subsidiaries is to market, sell and service the Company’s products outside of the United States.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Unaudited Interim Financial Information

The financial information furnished is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2006 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission, or SEC, on March 16, 2007.

Use of Estimates

The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to the accounts receivable and sales allowances, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and have not changed significantly as of June 30, 2007, except for the following:

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instrument would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. This Statement is effective January 1, 2008. The Company is currently evaluating the impact of adopting this standard on the consolidated financial statements.

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

The following is a summary of cash, cash equivalents and marketable investments (in thousands):

June 30, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,411	$—	$—	$10,411
Marketable investments	105,103	—	(99)	105,004

	$115,514	$—	$(99)	$115,415

December 31, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,800	$—	$—	$11,800
Marketable investments	96,343	—	(58)	96,285

	$108,143	$—	$(58)	$108,085

Inventories:

Inventories consist of the following (in thousands):

	June 30, 2007	December 31, 2006
Raw materials	$3,732	$2,816
Finished goods	2,985	2,404

	$6,717	$5,220

Intangible Assets:

Intangible assets are principally comprised of a technology sublicense acquired in 2002; a patent sublicense acquired in 2006; and other intangibles. The components of intangible assets were as follows (in thousands):

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$173	$1,045
Technology sublicense	538	274	264
Other intangibles	185	166	19

Total	$1,941	$613	$1,328

	December 31, 2006
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$104	$1,114
Technology sublicense	538	247	291
Other intangibles	165	124	41

Total	$1,921	$475	$1,446

For the six months ended June 30, 2007 and 2006, amortization expense for intangible assets was $138,000 and $103,000, respectively.

Based on intangible assets recorded at June 30, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2007 remainder	$101
2008	202
2009	196
2010	192
2011	192
Thereafter	445

Total	$1,328

Note 3. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of June 30, 2007 and 2006, were as follows (in thousands):

	June 30, 2007	June 30, 2006
Balance at December 31, 2006 and 2005	$6,652	$3,117
Add: Payments received	4,012	2,948
Less: Revenue recognized	(2,821)	(1,702)

Balance at June 30, 2007 and 2006	$7,843	$4,363

Costs incurred under service contracts during the three months ended June 30, 2007 and 2006 amounted to $566,000 and $449,000, respectively. For the six months ended June 30, 2007 and 2006, costs incurred under service contracts amounted to $1,030,000 and $851,000, respectively. All service contract costs are recognized as incurred.

Note 4. Stock Repurchase Program and Stock-based Compensation

Stock Repurchase Program

On May 15, 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to use up to $25 million to repurchase shares of its common stock. The Company entered into a pre-arranged Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its shares. Acquisitions are made in accordance with the trading plan, at prevailing prices, subject to market conditions and other factors. Purchases under the trading plan may be modified at any time by giving the broker sixty days’ notice. This repurchase program shall terminate at the earliest of: (i) the Company acquiring $25 million worth of shares of its common stock, or (ii) May 15, 2008. The stock repurchased under the plan will be cancelled and returned to authorized share status.

During the quarter ended June 30, 2007, the Company used $3.0 million to purchase 123,800 shares of its common stock at an average price of $24.36. As of June 30, 2007, share repurchase transactions for $500,000 had not been paid for as the trades had not yet settled.

Stock-based Compensation Expenses

The pre-tax stock-based compensation expense recognized during the three and six months ended June 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of sales	$217	$171	$449	$342
Sales and marketing	401	276	848	677
Research and development	156	201	363	360
General and administrative	671	263	1,128	618

Total stock-based compensation expense	$1,445	$911	$2,788	$1,997

Note 5. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, Employee Stock Purchase Plan, or ESPP, shares and restricted stock units is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS 123(R), and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted net income and the weighted average number of shares used in computing basic and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) available to common stockholders – Basic and Diluted	$2,034	$(9,049)	$3,789	$(7,942)

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	13,610	12,444	13,413	12,352
Dilutive potential common shares used in computing diluted net income (loss) per share	1,056	—	1,242	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	14,666	12,444	14,655	12,352

Anti-dilutive securities

The following number of outstanding options and restricted stock units, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Options to purchase common stock	625	3,192	591	3,205
Restricted stock units	—	64	—	67

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized loss on marketable investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$2,034	$(9,049)	$3,789	$(7,942)
Unrealized loss on marketable investments	(54)	(1)	(41)	(39)

Comprehensive income (loss)	$1,980	$(9,050)	$3,748	$(7,981)

Note 7. Income Taxes

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rates for the three and six months ended June 30, 2007 were 33% and 34%, respectively, and for the three and six months ended June 30, 2006 were 40% and 41%, respectively. These rates reflect applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits and tax exempt interest income. The higher effective tax rate for the three and six months ended June 30, 2006, compared with the same periods in 2007, was primarily attributable to the impact of the $18.4 million litigation settlement expense that was included at the marginal rate of 39.75%; to the expiration of federal research and development tax credits; and the reduction of the section 199 deduction and Extraterritorial Income exclusion as a result of the net loss before income taxes that resulted from the inclusion of the $18.4 million litigation settlement expense.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1,799,000 and $752,000 at June 30, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

Included in the balance of unrecognized tax benefits at January 1, 2007 were approximately $542,000 of tax benefits that, if recognized, would affect the effective tax rate; and approximately $401,000 of tax benefits that, if recognized, would result in an adjustment to deferred tax assets.

Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of June 30, 2007 and January 1, 2007 were approximately $110,000 and $93,000, respectively, with approximately $17,000 being included as a component of provision for income taxes in the six months ended June 30, 2007.

In general, the Company’s income tax returns are subject to examination by U.S. federal, state and foreign tax authorities for tax years 2002 forward. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Note 8. Commitments and Contingencies

Litigation

Two securities class action lawsuits were filed against the Company and two of its executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. The Company intends to defend these cases vigorously. Since the outcome of the litigation is unpredictable, and since the Company believes that a significant adverse result is not probable, no expense has been recorded with respect to the contingent liability associated with these matters. The Company retains director and officer liability insurance but there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of June 30, 2007, the Company is not a party to any material pending litigation.

Facility Leases

The Company leases its office and manufacturing facility in Brisbane, California, and also leases offices in Japan, Switzerland and France under operating leases. These leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheets.

The following is a schedule of operating leases payments (in thousands):

Fiscal Year Ending December 31,
2007 remainder	$546
2008	1,039
2009	1,076
2010	1,154
2011	1,307
Thereafter	2,970

Future minimum rental payments	$8,092

Warranty Obligations.

The Company provides standard one to two year warranty coverage on its systems. Warranty coverage is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost as a charge to cost of revenue, when revenue is recognized. The estimated warranty cost is based on historical product performance and expenses to repair systems. Utilizing actual service records, the Company calculates the average service labor, overhead and parts expense per system and applies those averages to the actual units exposed to future warranty claims. The Company updates these estimates on a quarterly basis.

The following table provides the changes in the product warranty accrual for the six months ended June 30, 2007 and 2006 (in thousands):

	June 30, 2007	June 30, 2006
Balance at December 31, 2006 and 2005	$3,055	$2,043
Accruals for warranties issued during the period	2,361	2,694
Settlements made during the period	(2,676)	(2,096)

Balance at June 30, 2007 and 2006	$2,740	$2,641

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2006 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2007. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include, but are not limited to, statements relating to future financial performance, the planned expansion of and improvements in our sales force, distribution networks and customer base, the success of new product launches, future capital expenditures and requirements and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 16, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical accounting policies and estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent accounting pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2007.

Executive Summary

Company Description. We are a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems to the professional aesthetic market. Our easy-to-use platforms—CoolGlide, Xeo and Solera—enable dermatologists, plastic surgeons, gynecologists, primary care physicians and other qualified practitioners to perform safe, effective and non- or minimally-invasive aesthetic procedures for their customers.

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

International sales are generally made through a direct sales force and through independent sales representatives and distributors in over 30 countries. Outside the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom.

Products. Our revenue is derived from the sale of products, product upgrades, service and Titan handpiece refills. Product revenue represents the sale of a system console that includes a universal graphic user interface, a laser and/or other light-based module, control system software, high voltage electronics and one or more handpieces. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as product upgrade revenue. Service revenue relates to amortization of prepaid service contract revenue and receipts for services on out-of-warranty products. Titan handpiece refill revenue is associated with our Titan handpiece, which requires a periodic “refilling” process, which includes the replacement of the optical source after a set number of pulses has been performed.

Significant Business Trends. We believe that our revenue growth has been, and will continue to be, primarily attributable to the following:

•	Investments made in our global sales and marketing infrastructure, including the expansion of our sales force to increase our market penetration in an expanding aesthetic laser market.

•	Continuing introduction of new aesthetic products and applications.

•	Marketing to physicians outside the core dermatology and plastic surgeon specialties.

•	Generating service-, upgrade-, and Titan handpiece refill revenue from our growing installed base of customers.

During the six months ended June 30, 2007, compared to the same period in 2006, our total revenue increased by 4%, our U.S. revenue decreased by 1% and our international revenue increased by 17%. During the three months ended June 30, 2007, compared to the same period in 2006, our total revenue decreased by 2%, our U.S. revenue decreased by 8% and our international revenue increased by 10%. The decrease in U.S. revenue growth rates for the three and six months ended June 30, 2007, compared to the same periods in 2006, was primarily attributable to U.S. sales-productivity issues. The increase in the international revenue growth rate was primarily attributable to continuing investments we have been making toward building our international sales channels. These efforts have resulted in increased revenue from Australia, Canada, Japan and with our international-distributor network.

In the second quarter ended June 30, 2007, we started shipping a new product called Pearl. Pearl represents the first application of the 2790 nm wavelength for cosmetic dermatology, and is designed to provide a more-pronounced clinical outcome than non-invasive light-based treatments, with minimal patient downtime. Primarily due to upgrades to our multi-application Xeo systems and upgrades for out new Pearl product, our product upgrade revenue increased by 84% in the second quarter ended June 30, 2007, compared to the same period in 2006. We anticipate that, during the second half of 2007, many of our customers will upgrade their existing systems with Pearl, and many new customers will acquire Pearl as part of their purchase of multi-application Xeo systems. Partially due to this reason, and due to the continuing expansion of our sales force, we expect our upgrade and total revenue to increase during the second half of 2007.

For the six months ended June 30, 2007, our gross margin declined to 67%, compared to 70% in the same period of 2006. This percentage decrease was primarily attributable to $963,000, or 2% of revenue, of higher patent royalty expense in the six months ended June 30, 2007, compared to the same period in 2006. We settled our patent litigation in the second quarter of 2006, and as a result, the first quarter of 2006 did not include patent royalty expense. The reduction in margin was also partially attributable to $2.0 million of lower revenue in the six months ended June 30, 2007, compared to the same period in 2006, which resulted in reduced contributions to increased manufacturing and service costs. Given that our royalty expense will continue in the future, and that we expect our revenue to increase in the second half of 2007, we expect our gross margin to improve to approximately 68% to 70% of revenue in the second half of 2007.

General and administrative expenses for the six months ended June 30, 2007, compared to the same period in 2006, decreased by $2.7 million or 31%. This decrease was primarily attributable to $3.5 million of reduced legal expenses due to the patent litigation settlement in the second quarter of 2006. This reduction in expenses was partially offset by an increase in stock-based compensation expenses by $510,000. In April and May 2007, two securities class action lawsuits were filed against us, respectively- see Part II, Item 1 “Legal Proceedings.” However, given that we retain director and officer liability insurance with a deductible, we expect the impact from this litigation to not be material for the remainder of 2007. As a percentage of total revenue, general and administrative expenses for the six months ended June 30, 2007 were at 12%. In the second half of 2007, we expect our general and administrative expenses to remain in the range of $3.0 million to $3.5 million per quarter.

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

Critical Accounting Policies and Estimates

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007. Other than the adoption of FIN 48, there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2006.

Income Taxes — We operate in multiple taxing jurisdictions, both within the United States and outside the United States. We have filed tax returns with positions that may be challenged by the tax authorities. These positions relate to, among others, deductibility of certain expenses, transfer pricing, expenses included in our research and development tax credit computations, as well as other matters. Although the outcome of tax audits is uncertain, in management’s opinion, adequate provisions for income taxes have been made for potential liabilities resulting from such matters. We regularly assess the tax positions for such matters and include reserves for those differences in position. The reserves are utilized or reversed once the statute of limitations has expired and/or at the conclusion of the tax examination. We believe that the ultimate outcome of these matters will not have a material impact on our financial position, financial operations or liquidity. Effective January 1, 2007, we adopted FIN 48 (refer to Note 7).

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115.” This Statement permits an entity to choose to measure financial instruments and certain other items similar to financial instruments at fair value. All subsequent changes in fair value for the financial instrument would be reported in earnings. By electing the fair value option, an entity can also achieve consistent accounting for related assets and liabilities without having to apply complex hedge accounting. This Statement is effective January 1, 2008. We are currently evaluating the impact of adopting this standard on the consolidated financial statements.

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

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Consolidated Statement of Operations- Operating Ratios:
Net revenue	100%	100%	100%	100%
Cost of revenue	33%	32%	33%	30%

Gross margin	67%	68%	67%	70%

Operating expenses:
Sales and marketing	39%	34%	39%	38%
Research and development	8%	6%	8%	6%
General and administrative	12%	17%	12%	19%
Litigation settlement	—%	76%	0%	41%

Total operating expenses	59%	133%	59%	104%

Income (loss) from operations	8%	(65)%	8%	(34)%
Interest and other income, net	5%	3%	4%	4%

Income (loss) before income taxes	13%	(62)%	12%	(30)%
Provision (benefit) for income taxes	4%	(25)%	4%	(12)%

Net income (loss)	9%	(37)%	8%	(18)%

Total Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Revenue mix by geography:
United States	$15,124	(8)%	$16,428	$30,970	(1)%	$31,337
International	8,749	10%	7,967	16,160	17%	13,815

Consolidated total revenue	$23,873	(2)%	$24,395	$47,130	4%	$45,152

United States as a percentage of total revenue	63%		67%	66%		69%
International as a percentage of total revenue	37%		33%	34%		31%
Revenue mix by product category:
Products	$17,694	(13)%	$20,311	$36,011	(5)%	$37,867
Product upgrades	2,897	84%	1,573	4,819	78%	2,709
Service	2,060	47%	1,401	3,976	58%	2,522
Titan handpiece refills	1,222	10%	1,110	2,324	13%	2,054

Consolidated total revenue	$23,873	(2)%	$24,395	$47,130	4%	$45,152

During the three and six months ended June 30, 2007, compared to the same period in 2006, our U.S. revenue decreased by 8% and 1%, respectively, and our international revenue increased by 10% and 17%, respectively. The increase in international revenue growth was primarily attributable to continuing investments we have been making toward building our international sales channel. These efforts have resulted in increased revenue from Canada, Japan, Australia and with our international-distributor network. The decrease in U.S. revenue growth in the second quarter and six months ended June 30, 2007, when compared to the same period in 2006, was primarily attributable to U.S. sales productivity issues identified at the start of the second quarter of 2007, and for which strategic initiatives have been implemented.

From a product category perspective, during the three and six months ended June 30, 2007, compared to the same period in 2006, our product revenue decreased by 13% and 5%, respectively. This was primarily attributable to U.S. sales productivity issues. Our upgrade revenue in the second quarter and six months ended June 30, 2007, compared to the same period in 2006, increased by 84% and 78%, respectively. This was primarily attributable to upgrades to our multi-application Xeo systems, and upgrades for our new product, Pearl. Our Service revenue also continued to grow due to the increasing installed base of customers purchasing extended service contracts. Growth in Titan handpiece refills reflected the continuing sales of the Titan product as well as an increased consumer demand for Titan procedures.

We anticipate that, during the second half of 2007, many of our customers will upgrade their existing systems with Pearl, and many new customers will acquire Pearl as part of their purchase of multi-application Xeo systems. Partially due to this reason, and also due to the continuing expansion of our sales force, we expect our upgrade and total revenue to increase during the second half of 2007.

Gross Margin

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Gross margin	$15,963	(4)%	$16,627	$31,439	0%	$31,573
As a percentage of total revenue	67%		68%	67%		70%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. The decrease in gross margin in the second quarter of 2007 to 67%, compared to 68% in the same period in 2006, was primarily attributable to $522,000 of lower revenue, which resulted in reduced contributions to increased manufacturing and service costs. For the six months ended June 30, 2007, our gross margin declined to 67%, compared to 70% in the same period in 2006. This decrease in margin rates was primarily attributable to $963,000, or 2% of revenue, of higher patent royalty expenses in the six months ended June 30, 2007, compared to the same period in 2006. We settled our patent litigation in the second quarter of 2006, and as a result, the first quarter of 2006 did not include patent royalty expenses. In addition, the reduction in margin was partially attributable to $2.0 million of lower revenue in the six months ended June 30, 2007, compared to the same period in 2006, which resulted in reduced contributions to increased manufacturing and service costs. Given that our royalty expense will continue in the future, and that we expect our revenue to increase in the second half of 2007, we expect our gross margin to improve to approximately 68% to 70% of revenue in the second half of 2007.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Sales and marketing	$9,190	11%	$8,305	$18,253	8%	$16,851
As a percentage of total revenue	39%		34%	39%		38%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. The increase in sales and marketing expenses in the three months ended June 30, 2007, compared to the same period in 2006, was primarily attributable to the continued investments made in expanding our international distribution network and in expanding our U.S. sales force. The primary contributors to the $885,000 increase in sales and marketing expenses were higher employee-related expenses of $534,000, due partially to increased headcount, and increased advertising and promotional expenses of $354,000.

The increase in sales and marketing expenses in the six months ended June 30, 2007, compared to the same period in 2006, was primarily attributable to the continued investments made in expanding our international distribution network and in expanding of our U.S. sales force. The primary contributors to the $1.4 million, or 8%, increase in sales and marketing expenses was higher employee-related expenses of $1.1 million, due partially to increased headcount, and increased advertising and promotional expenses of $329,000.

In the second half of 2007, primarily due to an increase in our personnel expenses that would result from the planned sales force expansion, we expect our sales and marketing expenses to increase in absolute dollar terms but decrease as a percentage of revenue, as revenue is expected to grow at a rate faster than the growth rate of expenses.

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Research and development	$1,923	24%	$1,552	$3,671	28%	$2,859
As a percentage of total revenue	8%		6%	8%		6%

R&D expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. In the three months ended June 30, 2007, R&D expenses increased by $371,000 to 8% of total revenue. This increase was partially related to the research and development efforts associated with our new Pearl product released in the second quarter of 2007. The $371,000 increase was primarily attributable to $255,000 of higher material costs and $126,000 of higher outside services related to clinical studies and product development activities.

During the six months ended June 30, 2007, compared to the same period in 2006, R&D expenses increased by $812,000, or 28%, which was primarily attributable to higher employee-related expenses of $191,000, $379,000 of higher material costs and $180,000 of higher outside services related to clinical studies and product development activities, including the development of our new Pearl product.

For the remainder of 2007, we will continue to invest our R&D efforts and perform clinical studies to gather additional data relating to our Pearl application, as well as continue developing other products, and we expect our R&D expenses to increase in the second half of 2007, compared with the first half of 2007. However, with the expected increase in revenue in the second half of 2007, we expect our R&D expenses to decrease as a percentage of revenue.

General and Administrative (G&A)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
General and Administrative	$2,900	(32)%	$4,248	$5,918	(31)%	$8,623
As a percentage of total revenue	12%		17%	12%		19%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses for the three months ended June 30, 2007, compared to the same period in 2006, decreased by $1.3 million, or 32%, and were 12% of net revenue. This decrease was primarily attributable to decreased legal expenses of approximately $2.0 million, primarily relating to the patent litigation, which was settled in the second quarter of 2006. This was partially offset by an increase in stock compensation charges of $409,000. In April and May 2007, two securities class action lawsuits were filed against us- see Part II, Item 1 “Legal Proceedings.” However, given that we retain director and officer liability insurance with a deductible, we expect the impact from this litigation to be not material for the remainder of 2007.

General and administrative expenses for the six months ended June 30, 2007, compared to the same period in 2006, decreased by $2.7 million or 31%. This decrease was primarily attributable to $3.5 million of reduced legal expenses due to the patent litigation settlement in the second quarter of 2006. This reduction in expenses was partially offset by an increase in stock-based compensation expenses by $510,000.

In the second half of 2007, we expect our G&A expenses to remain in the range of $3.0 million to $3.5 million per quarter.

Interest and Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Interest and other income, net	$1,108	34%	$830	$2,110	18%	$1,786

The increase in interest and other income, net, in the three and six months ended June 30, 2007, compared to the same period in 2006, was primarily attributable to improved tax-exempt interest yields on investments and an increased amount invested. Our cash, cash equivalents and marketable investment balances was at $115.4 million as of June 30, 2007 compared with $82.0 million as of June 30, 2006.

Provision (benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2007	Change	2006	2007	Change	2006
Income (loss) before income taxes	$3,057	$18,096	$(15,039)	$5,707	19,072	$(13,365)
Provision (benefit) for income taxes	1,024	7,014	(5,990)	1,918	7,341	(5,423)
Effective tax rate	33%		40%	34%		41%

Our effective tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits and tax exempt interest income.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	June 30, 2007	December 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$10,411	$11,800	$(1,389)
Marketable investments	105,004	96,285	$8,719

Total	$115,415	$108,085	$7,330

The net increase in cash, cash equivalents and marketable investments of $7.3 million in the six months ended June 30, 2007 was primarily a result of $6.8 million of cash generated by operations, $3.1 million of cash generated from the exercise of common stock option exercises and employee stock purchases and $833,000 for excess tax benefits on employee stock option exercises, which were partially offset by $2.5 million used to repurchase our common stock and $758,000 used to purchase property and equipment. As of June 30, 2007, we believe we have sufficient cash resources for at least the next twelve months to meet our anticipated needs for working capital, capital expenditures and the $22.0 million of shares of our common stock that may be repurchased pursuant to our stock repurchase program.

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Net cash flow provided by (used in):
Operating activities	$6,759	$(9,781)
Investing activities	(9,538)	5,234
Financing activities	1,390	1,210

Net decrease in cash and cash equivalents	$(1,389)	$(3,337)

Net Cash Provided by Operating Activities

We generated net cash from operating activities of $6.8 million in the six months ended June 30, 2007, compared to $9.8 million used in operating activities for the same period in 2006. Of the $6.8 million generated from operations in the six months ended June 30, 2007, $3.8 million was generated by net income adjusted for non-cash related items of $4.2 million, net, (primarily $2.8 million of stock-based compensation and $664,000, net, of tax benefit from stock option exercises) and $1.2 million was generated by an increase in deferred revenue due primarily to an increase in customers purchasing prepaid service contracts. This was partially offset by $1.7 million of cash used to increase inventories, in preparation for the higher anticipated product shipments in the second half of 2007, and $807,000 used to reduce our accrued liabilities balance, which resulted partially from increased revenue in the fourth quarter of 2006.

For the six months ended June 30, 2006, net cash used in operations was $9.8 million. This was primarily attributable to a net loss of $7.9 million, adjusted for non-cash related items of $2.1 million, net, (primarily $2.0 million add back for stock-based compensation expenses, offset by an increase in deferred tax assets by $4.6 million. The increase in deferred tax assets was primarily attributable to the tax benefit associated with the $18.4 million litigation settlement expense recorded in the second quarter ended June 30, 2006). In addition, we used $1.9 million due to a $2.4 million overpayment of the estimated patent litigation settlement in June 2006. These uses of cash in the six months ended June 30, 2006 were offset partially by the cash generated from an increase in accrued liabilities of $1.3 million, due partially to unpaid legal bills associated with the patent litigation, and an increase in deferred revenue of $1.2 million, due primarily to increased sales of extended service contracts.

Net Cash Provided by (Used in) Investing Activities

We used $9.5 million of cash in investing activities for the six months ended June 30, 2007. This was primarily attributable to $8.8 million of net purchases of marketable investments, which was partially offset by $758,000 used to purchase property and equipment primarily for R&D and purchase of a trade show booth.

For the six months ended June 30, 2006, net cash provided by investing activities was $5.2 million, which was primarily attributable to $6.7 million from the proceeds of sales and maturities of marketable investments, offset by $1.2 million used to purchase a patent license and $251,000 used to purchase property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2007 was $1.4 million. This was primarily attributable to $3.1 million cash generated from the issuance of stock pursuant to our stock option and stock purchase plans and $833,000 from the excess tax benefits related to the option exercises. This was partially offset by $2.5 million used to repurchase and retire shares of our common stock pursuant to our stock repurchase program approved by our Board of Directors on May 15, 2007. During the six months ended June 30, 2006, $1.2 million was generated by financing activities relating to the issuance of stock pursuant to our stock option and stock purchase plans.

Contractual Cash Obligations

The following summarizes our contractual obligations as of June 30, 2007 for minimum lease payments related to facility leases in California, Japan, Switzerland and France:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,092	$1,106	$2,135	$2,594	$2,257

FIN 48 Income Tax Liability

As of June 30, 2007, we have included in our condensed consolidated balance sheet $108,000 in Accrued Liabilities and $988,000 in long-term Income Tax Liability with respect to unrecognized tax benefits and accrued interest. As of June 30, 2007, the settlement period for our income tax liabilities cannot be determined, however, it is not expected to be due within the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2007 would have potentially declined by $913,200.

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

Limitations on the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Two securities class action lawsuits were filed against us and two of our executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the

Northern District of California following declines in our stock price. The plaintiffs claim to represent purchasers of our common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding our financial prospects, and seeks unspecified monetary damages. We intend to defend these cases vigorously. Since the outcome of this litigation is unpredictable, and since we believe that a significant adverse result for us is not probable, no expense has been recorded with respect to the contingent liability associated with these matters. We retain director and officer liability insurance but there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims.

ITEM 1A.	RISK FACTORS

Our first quarter 2007 revenue and earnings, and the revised guidance that we gave on May 7, 2007 for our 2007 fiscal year, were below the earlier guidance provided to the investment community on January 31, 2007. The initiatives that we are implementing in an effort to improve our revenue and income could be unsuccessful, and the instability we may experience while attempting to improve sales productivity could harm our business and may further depress the price of our stock.

During the six months ended June 30, 2007, compared to the same period in 2006, our total revenue increased by 4%, our international revenue increased by 17%, and our U.S. revenue decreased by 1%. This significant decrease in U.S. revenue growth was primarily attributable to:

•	Reduced sales productivity of our junior sales representatives.

•	Reduced revenue from PSS World Medical and other national accounts.

•	Higher-than-expected turnover of sales representatives.

In an effort to improve our revenue and income levels, we have implemented several strategic initiatives, including the following:

•	The junior-sales program has been discontinued.

•	We have dedicated additional sales representatives to work closely with, and increase the focus and attention on, our PSS relationship.

•	We plan to expand our North American direct sales force.

We believe these initiatives should improve our revenue and income. However, these initiatives may not be successful for several reasons: they may lead to employee turnover; there are no assurances that we can hire and train new sales employees; and our efforts to improve our sales productivity may result in instability to our operations, causing harm to our business and a further decline in our stock price.

Two securities class action lawsuits were filed against us in April and May 2007, respectively, based upon the decreases in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings, and the announcement of our revised 2007 guidance. Defending ourselves against these class action lawsuits could distract management and harm our business.

Two class action lawsuits were filed against us following declines in our stock price in the spring of 2007. We will incur legal costs as a result of this litigation. We retain director and officer liability insurance but there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. This litigation may distract our management and consume resources that would otherwise have been directed toward running our business. Each of these factors could harm our business.

We compete against companies that have longer operating histories, more established products and greater resources, which may prevent us from achieving significant market penetration or increased operating results.

Our products compete against similar products offered by public companies, such as Candela, Cynosure, Elen (in Italy), Iridex, Palomar, Syneron and Thermage, as well as private companies such as Alma, Aesthera, Lumenis, Reliant Technologies, Sciton and several other companies. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

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

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by rapid innovation, and we must continuously develop or acquire new products or our revenue may decline.

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while our CoolGlide product was the first long-pulse Nd:YAG, or long wavelength, laser system cleared by the FDA for permanent hair reduction on all skin types, competitors have subsequently introduced systems that utilize Nd:YAG lasers, and received FDA clearances to market these products as treating all skin types. We expect that any competitive advantage we may enjoy from other current and future innovations, such as combining multiple handpieces in a single system to perform a variety of applications, may diminish over time, as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue could decline as our customers and prospects purchase our competitors’ products.

Our ability to compete effectively depends upon our ability to innovate, to develop, acquire and commercialize new products and product enhancements, and to identify new markets for our technology.

We have created products to apply our technology to hair removal, treatment of veins, skin rejuvenation, treatment of pigmented lesions and treatment of wrinkles. Currently, these applications represent the majority of laser and other energy-based aesthetic procedures. To be successful in the future, we must develop and acquire new and innovative aesthetic applications, identify new markets for our existing technology, and develop and acquire new technology from various platforms. To successfully expand our product offerings, we must, among other things:

•	develop or acquire new products that either add to or significantly improve our current products;

•	convince our customers and prospective customers that our new products or product upgrades would be an attractive revenue-generating addition to their practices;

•	sell our products to a broad customer base;

•	identify new markets and alternative applications for our technology;

•	protect our existing and future products with defensible intellectual property; and

•	satisfy and maintain all regulatory requirements for commercialization.

Every year since 2000, we have introduced at least one new product. Historically, these introductions have been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make annual product introductions that we can sell to new customers and to existing customers as upgrades. Even with a significant investment in research and development, we may be unable to continue to develop or acquire new products and technologies annually, or at all, which could adversely affect our projected growth rate.

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

We have a distribution agreement with PSS World Medical Shared Services, Inc., or PSS, a wholly-owned subsidiary of PSS World Medical. PSS sales representatives work in coordination with our sales force to locate new customers for our products throughout the United States. For the year ended December 31, 2006, approximately 15% of our revenue came from PSS. For the three months ended March 31, 2007, revenue from PSS transactions was below what we had anticipated. We have dedicated additional sales representatives to work closely with, and increase the focus and attention on, our PSS relationship, but it may take time for the increase in resources to result in an improvement in revenue from our PSS relationship. In addition, we can provide no assurances that the increased focus on PSS will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

If our public guidance or our future operating performance does not meet investor expectations, our stock price could decline.

We provide guidance to the investment community regarding our anticipated future operating performance, both for the coming quarters and fiscal year. Our business typically has a short sales cycle, we do not have significant backlog of orders at the start of a quarter, and our ability to sell our products successfully is subject to many uncertainties, as discussed herein. In light of those factors, it is difficult for us to estimate with accuracy our future results. In the past, our actual performance had turned out to be significantly different from our prior guidance. For example, on January 31, 2007, we indicated that we expected revenue for the first quarter of 2007 to be $26 million and revenue for 2007 to be $126 million. Actual revenue for the first quarter of 2007 was $23.3 million, and we have since lowered our guidance for 2007 to $110 million. If in the future our actual results do not meet our public guidance, or our results or guidance as to the future were to be below the expectations of third party financial analysts, our stock price could again decline significantly.

The price of our common stock may fluctuate substantially.

The public market price of our common stock has in the past fluctuated substantially and may continue to do so in the future. The market price for our common stock could be affected by a number of factors, including:

•	quarterly variations in our, or our competitors’, results of operations;

•	changes in earnings estimates or guidance, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	the announcement of the departure of a key employee or executive officer;

•	regulatory developments or delays concerning our, or our competitors’, products;

•	the initiation of litigation by us or one of our competitors; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

Actual or perceived instability in our stock price could reduce demand from potential buyers of our stock, thereby causing our stock price to decline.

We may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.

Our competitors or other patent holders may assert that our present or future products and the methods we employ are covered by their patents. In addition, we do not know whether our competitors will apply for and obtain patents that will prevent, limit or interfere with our ability to make, use, sell or import our products. Although we may seek to resolve any potential future claims or actions, we may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, we cannot obtain a license or redesign our products, we may have to stop manufacturing and selling the applicable products and our business would suffer as a result.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2007, we had eight issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

The absence of complete intellectual property protection exposes us to a greater risk of direct competition. Competitors could purchase one of our products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, design around our protected technology, or develop their own competitive technologies that fall outside of our intellectual property rights. If our intellectual property is not adequately protected against competitors’ products and methods, our competitive position and our business could be adversely affected.

If we fail to obtain clearance from the U.S. Food and Drug Administration to market our Titan product for additional indications, our revenue from this product may be adversely affected.

Our Titan product, introduced in 2004, is a material component of our growth strategy. We currently have FDA clearance to market Titan in the United States for deep dermal heating. The FDA has denied our initial 510(k) application to market Titan for wrinkle reduction on the basis that Titan is not substantially equivalent to predicate devices for the treatment of wrinkles. We cannot promote or advertise our Titan product in the United States for any indications other than deep dermal heating until we receive additional FDA clearances, but there are no assurances as to when, or whether, we will ever obtain such clearances. In the event that we do not obtain additional FDA clearances, our ability to market Titan in the United States and revenue derived therefrom, including revenue from both Titan unit sales and hand piece refills, may be adversely affected.

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

For the quarter ended June 30, 2007, approximately 37% of our revenue was derived from international customers, which is a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform, we may be unable to increase or maintain our level of international revenue. We will need to expand the territories in which we sell our products and attract additional international distributors to grow our business. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or we are unable to engage distributors in particular geographic areas, we may not realize projected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing laser and other energy-based products due to the cost of, or inability to, procure insurance coverage. The unavailability of insurance coverage for our customers and prospects could adversely affect our ability to sell our products, and that could harm our financial condition.

Because we do not require training for users of our products, and sell our products at times to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business.

Federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors generally offer but do not require product training to the purchasers or operators of our products. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and our business, and, in the event these result in product liability litigation, distract management and subject us to liability, including legal expenses.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	a lack of long-term supply arrangements for key components with our suppliers;

•	inability to obtain adequate supply in a timely manner, or on reasonable terms;

•	difficulty locating and qualifying alternative suppliers for our components in a timely manner;

•	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications; and,

•	delay in supplier deliveries.

Any interruption in the supply of components or materials, or our inability to obtain substitute components or materials from alternate sources at acceptable prices in a timely manner, could impair our ability to meet the demand of our customers, which would have an adverse effect on our business.

Components used in our products are complex in design, and any defects may not be discovered prior to shipment to customers, which could result in warranty obligations that would reduce our revenue and increase our cost.

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

Most of our revenue in the United States is derived from sales to customers outside of the core dermatologist and plastic surgeon specialties, such as family practitioners, primary care physicians, gynecologists and medi-spas. Continuing to achieve further penetration into this new market is a material assumption of our growth strategy. Demand for our products in the non-core market could be weakened by several factors including poor financial performance of businesses introducing aesthetic procedures to their practice or medi-spas, reduced patient demand for alternative treatments and services being provided by non-core practitioners and an increase in malpractice lawsuits against non-core practitioners. If we do not achieve anticipated demand for our products in the non-core market, our expected revenue growth may not be achieved.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees will be critical factors in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include a report by our management on our internal control over financial reporting in each of our Annual Reports on Form 10-K. Such reports contain an assessment by management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year and a statement as to whether such internal control was effective.

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, and take up a significant amount of management’s time and resources. Though we have not historically identified any significant deficiency or material weakness in our internal control over financial reporting, if we are ever unable to assert that our internal control over financial reporting is effective for any given period, our stock price may decline and it could have an adverse effect on our business.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. We do not have any experience with acquiring companies or products. If we decide to expand our product offerings beyond laser and other energy-based products, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish our available cash balances to us for other uses, and any stock acquisition would be dilutive to our stockholders.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, future levels of research and development spending, deductions for employee stock option exercises being different to what we projected, and changes in overall levels of income before taxes.

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

As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure and record stock-based compensation expense using a fair value method, which can adversely affect our results of operations by increasing our cost by the amount of such stock-based compensation charges. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Actual stock-based compensation expenses that are significantly higher than our expectations would materially decrease our net income and adversely affects our reported financial results, which could cause the price of our stock to decline and harm our business.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of our stock.

We have never paid cash dividends on our common stock and do not currently anticipate paying cash dividends on our common stock. The payment of dividends on our common stock will depend on our earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our stock may be less valuable because a return on investment will only occur if our stock price appreciates.

ITEM 2(c).	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

				Millions of Dollars
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1 -30, 2007	123,800	$24.36	123,800	$21,984

*	On May 15, 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company is authorized to use up to $25 million to repurchase shares of its common stock. The Company entered into a pre-arranged, Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its shares. Acquisitions are made in accordance with the trading plan, at prevailing prices, subject to market conditions and other factors. Purchases under the trading plan may be modified at any time by giving the broker sixty days’ notice. This repurchase program shall terminate at the earliest of: (i) the Company acquiring $25 million worth of its stock, or (ii) May 15, 2008. The stock repurchased under the plan will be cancelled and returned to authorized share status.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed on March 25, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 6th day of August, 2007.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Authorized Signatory)