Form 10-Q
period 2007-09-30
CUTERA INC
filed 2007-11-05
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2007 was approximately 12,691,000.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$11,376	$11,800
Marketable investments	88,160	96,285
Accounts receivable, net	11,512	9,601
Inventories	6,524	5,220
Deferred tax asset	5,736	5,792
Other current assets	3,063	2,702

Total current assets	126,371	131,400
Property and equipment, net	1,417	1,029
Intangibles, net	1,278	1,446
Deferred tax asset, net of current portion	227	—

Total assets	$129,293	$133,875

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,739	$2,212
Accrued liabilities	14,113	13,675
Deferred revenue	4,861	3,514

Total current liabilities	20,713	19,401
Deferred rent	1,586	1,424
Deferred revenue, net of current portion	4,429	3,258
Income tax liability	704	60

Total liabilities	27,432	24,143

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	71,135	86,242
Deferred stock-based compensation	—	(331)
Retained earnings	30,655	23,866
Accumulated other comprehensive gain/(loss)	58	(58)

Total stockholders’ equity	101,861	109,732

Total liabilities and stockholders’ equity	$129,293	$133,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net revenue	$28,143	$25,059	$75,273	$70,211
Cost of revenue	9,607	7,931	25,298	21,510

Gross margin	18,536	17,128	49,975	48,701

Operating expenses:
Sales and marketing	10,586	8,174	28,839	25,025
Research and development	1,764	1,679	5,435	4,538
General and administrative	3,078	2,992	8,996	11,615
Litigation settlement	—	544	—	18,935

Total operating expenses	15,428	13,389	43,270	60,113

Income (loss) from operations	3,108	3,739	6,705	(11,412)
Interest and other income, net	1,096	829	3,206	2,615

Income (loss) before income taxes	4,204	4,568	9,911	(8,797)
Provision (benefit) for income taxes	1,112	1,618	3,031	(3,805)

Net income (loss)	$3,092	$2,950	$6,880	$(4,992)

Net income (loss) per share:
Basic	$0.24	$0.23	$0.52	$(0.40)

Diluted	$0.22	$0.21	$0.48	$(0.40)

Weighted-average number of shares used in per share calculations:
Basic	13,026	12,675	13,283	12,460

Diluted	13,970	14,238	14,422	12,460

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$6,880	$(4,992)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	681	636
Allowance for doubtful accounts	(26)	(63)
Provision for excess and obsolete inventories	228	90
Change in deferred tax asset	267	(3,684)
Stock-based compensation	4,305	3,231
Tax benefit from employee stock options	2,408	—
Excess tax benefit related to stock-based compensation expense	(1,863)	—
Gain on disposal of assets	(6)	—
Changes in assets and liabilities:
Accounts receivable	(1,885)	(2,583)
Inventories	(1,532)	(403)
Other current assets	(361)	(270)
Accounts payable	(473)	44
Accrued liabilities	893	3,414
Deferred rent	162	246
Deferred revenue	2,518	2,226
Income tax liability	(340)	—

Net cash provided by (used in) operating activities	11,856	(2,108)

Cash flows from investing activities:
Acquisition of property and equipment	(881)	(441)
Acquisition of intangibles	(20)	(1,218)
Proceeds from sale of property and equipment	6	—
Proceeds from sales of marketable investments	48,643	12,303
Proceeds from maturities of marketable investments	26,558	76,693
Purchase of marketable investments, net	(66,960)	(89,807)

Net cash provided by (used in) investing activities	7,346	(2,470)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,511	2,376
Repurchase of common stock	(25,000)	—
Excess tax benefit related to stock-based compensation expense	1,863	—

Net cash (used in) provided by financing activities	(19,626)	2,376

Net decrease in cash and cash equivalents	(424)	(2,202)
Cash and cash equivalents at beginning of period	11,800	5,260

Cash and cash equivalents at end of period	$11,376	$3,058

Non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$(9)	$(1,261)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations

Cutera, Inc., or Cutera or the Company, is a Delaware corporation headquartered in Brisbane, California. The Company is a medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetic systems for practitioners worldwide. The Company offers easy-to-use products on three platforms - CoolGlide, Solera and Xeo- which enable physicians and other qualified practitioners to offer safe and effective aesthetic treatments to their customers. The Company’s wholly-owned subsidiaries in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom market, sell and service its products outside of the United States.

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

Use of Estimates

The preparation of the interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates its estimates, including those related to the fair values of marketable investments, accounts receivable and sales allowances, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, accrued product warranty costs, accrued commission expense, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2006 and have not changed significantly as of September 30, 2007, except for the following:

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

The following is a summary of cash, cash equivalents and marketable investments (in thousands):

	September 30, 2007
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,376	$—	$—	$11,376
Marketable investments	88,102	58	—	88,160

	$99,478	$58	$—	$99,536

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,800	$—	$—	$11,800
Marketable investments	96,343	—	(58)	96,285

	$108,143	$—	$(58)	$108,085

Inventories:

Inventories consist of the following (in thousands):

			September 30, 2007	December 31, 2006
Raw materials			$3,518	$2,816
Finished goods			3,006	2,404

			$6,524	$5,220

Intangible Assets:

Intangible assets are principally comprised of a technology sublicense acquired in 2002; a patent sublicense acquired in 2006; and other intangibles. The components of intangible assets were as follows (in thousands):

		September 30, 2007
		Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense		$1,218	$207	$1,011
Technology sublicense		538	288	250
Other intangibles		185	168	17

Total		$1,941	$663	$1,278

		December 31, 2006
		Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense		$1,218	$104	$1,114
Technology sublicense		538	247	291
Other intangibles		165	124	41

Total		$1,921	$475	$1,446

For the nine months ended September 30, 2007 and 2006, amortization expense for intangible assets was $188,000 and $172,000, respectively.

Based on intangible assets recorded at September 30, 2007, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2007 remainder	$50
2008	202
2009	196
2010	192
2011	192
Thereafter	446

Total	$1,278

Note 3. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of September 30, 2007 and 2006, were as follows (in thousands):

	September 30, 2007	September 30, 2006
Balance at December 31, 2006 and 2005	$6,652	$3,117
Add: Payments received	6,996	4,836
Less: Revenue recognized	(4,468)	(2,740)

Balance at September 30, 2007 and 2006	$9,180	$5,213

Costs incurred under service contracts during the nine months ended September 30, 2007 and 2006, amounted to $1.6 million and $1.3 million, respectively. All service contract costs are recognized as incurred.

Note 4. Stock Repurchase Program and Stock-based Compensation

Stock Repurchase Program

On May 15, 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to use up to $25 million over a period of up to one year to repurchase shares of its common stock. Per this program, the Company entered into a pre-arranged Rule 10b5-1 trading plan with a broker to facilitate the repurchase of its shares. Acquisitions were made in accordance with the trading plan, at prevailing prices, subject to market conditions and other factors. This repurchase program terminated on August 31, 2007, when the Company had acquired $25 million worth of shares of its common stock. During the nine months ended September 30, 2007, the Company repurchased 1,107,856 shares of its common stock at an average price of $22.57. The stock repurchased under the plan will be cancelled and returned to authorized share status.

Stock-based Compensation Expenses

The pre-tax stock-based compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of sales	$225	$170	$674	$512
Sales and marketing	419	406	1,268	1,083
Research and development	209	189	571	549
General and administrative	664	468	1,792	1,087

Total stock-based compensation expense	$1,517	$1,233	$4,305	$3,231

Note 5. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, the Employee Stock Purchase Plan, or ESPP, shares and restricted stock units is reflected in diluted net income (loss) per share by application of the treasury stock method, which includes consideration of stock-based compensation required by Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (revised 2004),” or SFAS 123(R), and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted net income and the weighted average number of shares used in computing basic and diluted net income per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income (loss) available to common stockholders – Basic and Diluted	$3,092	$2,950	$6,880	$(4,992)

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	13,026	12,675	13,283	12,460
Dilutive potential common shares used in computing diluted net income (loss) per share	944	1,563	1,139	—

Total weighted-average number of shares used in computing diluted net income (loss) per share	13,970	14,238	14,422	12,460

Anti-dilutive securities

The following number of outstanding options and restricted stock units, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Options to purchase common stock	969	783	735	2,691
Restricted stock units	—	—	—	61
Employee stock purchase plan shares	18	—	18	51

	987	783	753	2,803

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain on marketable investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income (loss)	$3,092	$2,950	$6,880	$(4,992)
Unrealized income on marketable investments	157	106	116	67

Comprehensive income (loss)	$3,249	$3,056	$6,996	$(4,925)

Note 7. Income Taxes

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rates for the three and nine months ended September 30, 2007 were 26% and 31%, respectively, and for the three and nine months ended September 30, 2006 were 35% and 43%, respectively. These rates reflect applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits in the nine months ended September 30, 2007 and tax exempt interest income in both the nine months ended September 30, 2007 and 2006. The effective income tax rate for the three and nine months ended September 30, 2007 was significantly lower than same period in the prior year, due primarily to higher projected income before taxes, tax exempt interest income, research and development tax credits, and Section 199 deductions.

For the three and nine months ended September 30, 2006, given the litigation settlement expense of $18.9 million resulted in a significantly lower level of income (loss) before income taxes, the impact of deductible permanent items—tax-exempt interest income, deductions for disqualifying incentive stock option exercises – resulted in a substantially more pronounced impact on our effective income tax rate, as they represented a larger percentage of our loss before income taxes. In addition, our effective tax rate for 2006 was adversely impacted by the reduction of the Section 199 deduction and Extraterritorial Income exclusion, due to our loss position, and because of the expiration of the research and development tax credit on December 31, 2005. The research and development tax credit was re-approved in December 2006.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1.5 million and $901,000 at September 30, 2007 and 2006, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

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

Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of September 30, 2007 and January 1, 2007 were approximately $113,000 and $93,000, respectively, with approximately $12,000 being included as a component of the provision for income taxes for the nine months ended September 30, 2007. In general, the Company’s income tax returns are subject to examination by U.S. federal, state and foreign tax authorities for tax years 2003 onward and by various U.S. state tax authorities for tax years 2002 onward. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

Note 8. Commitments, Contingencies and Litigation

Litigation

Two securities class action lawsuits were filed against the Company and two of its executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated, and gave the plaintiffs until December 17, 2007 to file a consolidated, amended complaint. The Company intends to defend this consolidated case vigorously. Although the Company retains director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. During the quarter and nine months ended September 30, 2007, the Company has not incurred a material amount of legal fees in defending these cases. Since the outcome of the litigation is unpredictable, and since the Company believes that a significant adverse result is not probable, no expense has been recorded with respect to the contingent liability associated with this matter.

Litigation Settlement

In 2006, the Company settled its patent litigation with Palomar Medical Technologies and Massachusetts General Hospital- with Palomar granting the Company an irrevocable sublicense to the subject patents. In connection with this settlement, the Company recorded a litigation settlement charge of $18.9 million relating to past royalties, interest and legal settlement costs.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of September 30, 2007, the Company was not a party to any material pending litigation.

Facility Leases

The Company leases its office and manufacturing facility in Brisbane, California, and also leases offices in Japan, Switzerland and France under operating leases. These leases qualify for operating lease accounting treatment under SFAS No. 13, “Accounting for Leases,” and, as such, these facilities are not included on its Condensed Consolidated Balance Sheets.

The following is a schedule of payments under operating leases (in thousands):

Fiscal Year Ending December 31,
2007 remainder	$310
2008	1,192
2009	1,213
2010	1,231
2011	1,309
Thereafter	2,972

Future minimum rental payments	$8,227

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

The following table provides the changes in the product warranty accrual for the nine months ended September 30, 2007 and 2006 (in thousands):

	September 30, 2007	September 30, 2006
Balance at December 31, 2006 and 2005	$3,055	$2,043
Accruals for warranties issued during the period	3,667	4,383
Settlements made during the period	(4,044)	(3,325)

Balance at September 30, 2007 and 2006	$2,678	$3,101

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2006 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2007. This quarterly report, including the following sections, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. These statements include, but are not limited to, statements relating to future financial performance, the planned expansion of and improvements in our sales force, distribution networks and customer base, the success of new product launches, future capital expenditures and requirements and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 16, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q. Cutera’s financial performance for the quarter and nine months September 30, 2007, as discussed in this report on Form 10-Q, is preliminary and unaudited, and subject to adjustment.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical accounting policies and estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent accounting pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and capital resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2007.

Executive Summary

Company Description. We are a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products on three platforms—CoolGlide, Solera and Xeo— which enable physicians and other qualified practitioners to offer safe and effective aesthetic treatments to their customers.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research, regulatory, sales, service, marketing and administrative activities. In the United States, we market, sell and service our products primarily through direct sales and service employees and through a distribution relationship with PSS World Medical Shared Services, Inc., a wholly-owned subsidiary of PSS World Medical, or PSS, which has over 700 sales professionals serving physician offices throughout the United States. In addition, we also sell certain items, like Titan handpiece refills and marketing brochures, via the web.

International sales are generally made through a direct sales force and through independent sales professionals and distributors in over 30 countries. Outside the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom.

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

Significant Business Trends. We believe that our revenue growth has been, and will continue to be, primarily attributable to the following:

•	Investments made in our global sales and marketing infrastructure, including the expansion of our sales force to increase our market penetration in the aesthetic laser market.

•	Continuing introduction of new aesthetic products and applications.

•	Marketing to physicians outside the core dermatology and plastic surgeon specialties.

•	Generating service, upgrade, and Titan handpiece refill revenue from our growing installed base of customers.

During the three months ended September 30, 2007, compared to the same period in 2006, our total revenue increased by 12%, our U.S. revenue increased by 2% and our international revenue increased by 35%. During the nine months ended September 30, 2007, compared to the same period in 2006, our total revenue increased by 7%, our U.S. revenue remained flat and our international revenue increased by 24%. The increase in our international revenue growth rate was primarily attributable to investments in building our international sales channels. These efforts have resulted in increased revenue from Australia and Canada, and from our international-distributor network. The decrease in our U.S. revenue growth rates for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to slower-than-expected adoption of our new Pearl product by new customers and to lower sales productivity of our recently-hired U.S. sales professionals. Also, some of our public competitors have reported reduced growth rates for the three months ended September 30, 2007, which may indicate signs of a slowing market growth rate that could have contributed to a decrease in our U.S. revenue growth rate.

In the second quarter ended June 30, 2007, we started shipping our new Pearl product. Pearl uses a unique wavelength, and is designed to renew the skin’s surface and to provide a more-pronounced clinical outcome, compared to non-invasive light-based treatments, with minimal patient downtime. Primarily due to sales of Pearl upgrades to our existing customer base, our product upgrade revenue increased by 217% and 129% in the third quarter and nine months ended September 30, 2007, compared to the same periods in 2006, respectively. However, sales of Pearl to new customers did not meet our expectations for the third quarter ended September 30, 2007. Also, due to the recent expansion of our U.S. direct sales force, more than half of its members were hired within the nine months ended September 30, 2007. As such, productivity of these recently-hired sales professionals had not increased to our expected level.

Though our fourth quarter revenue has been cyclically the highest revenue quarter of the year in the past, due to the slower-than-expected adoption of our Pearl product by new customers, a potential slowing of market growth rate, the lower sales productivity of our recently-hired U.S. sales professionals, short sales cycles in our business and the fact that many of our customer orders in any given quarter are received during the last month of a quarter, we are unable to accurately forecast our revenue for the fourth quarter ending December 31, 2007.

Our gross margin for the three months ended September 30, 2007 was 66%, compared to 68% in the same period of 2006. This decrease in gross margin percentage was primarily due to lower introductory margins for our Pearl-enabled systems and upgrades. For the nine months ended September 30, 2007, our gross margin declined to 66%, compared to 69% in the same period of 2006. This reduction in gross margin percentage was primarily attributable to lower introductory margins for our upgrades, and $1,049,000 of higher patent royalty expense. We settled our patent litigation in the second quarter of 2006, and as a result, the first quarter of 2006 did not include patent royalty expenses. For the fourth quarter ending December 31, 2007, we anticipate our gross margin will improve slightly due to improved Pearl margins.

For the three and nine months ended September 30, 2007, compared to the same period in 2006, sales and marketing expenses increased by 30% and 15%, respectively. These increases were primarily attributable to higher employee and travel related expenses associated with the continued investments in expanding our U.S. and international direct sales force. We expect that sales and marketing expenses for the fourth quarter ending December 31, 2007, will be higher than the third quarter ended September 30, 2007.

General and administrative expenses for the nine months ended September 30, 2007, compared to the same period in 2006, decreased by $2.6 million or 23%. This decrease was primarily attributable to $3.5 million of lower legal expenses – due primarily to the patent litigation settlement in the second quarter of 2006 – which was partly offset by a $705,000 increase in stock-based compensation expenses. In April and May 2007, two securities class action lawsuits were filed against us – see Part II, Item 1 “Legal Proceedings.” However, given that we retain director and officer liability insurance with a deductible, we expect the impact from this litigation to not be material for the remainder of 2007. As a percentage of total revenue, general and administrative expenses for the three and nine months ended September 30, 2007, were 11% and 12%, respectively.

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

Critical Accounting Policies and Estimates

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on March 16, 2007. Other than the adoption of FIN 48, there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. This standard defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America, and expands disclosure about fair value measurements. This pronouncement applies under other accounting standards that require or permit fair value measurements. Accordingly, this statement does not require any new fair value measurement. This statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will be required to adopt SFAS No. 157 in the quarter ending March 31, 2008 and are currently assessing the impact that this may have on our consolidated financial position, results of operations and cash flows.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Consolidated Statement of Operations- Operating Ratios:
Net revenue	100%	100%	100%	100%
Cost of revenue	34%	32%	34%	31%

Gross margin	66%	68%	66%	69%

Operating expenses:
Sales and marketing	38%	32%	38%	36%
Research and development	6%	7%	7%	6%
General and administrative	11%	12%	12%	16%
Litigation settlement	—%	2%	—%	27%

Total operating expenses	55%	53%	57%	85%

Income (loss) from operations	11%	15%	9%	(16)%
Interest and other income, net	4%	3%	4%	4%

Income (loss) before income taxes	15%	18%	13%	(12)%
Provision (benefit) for income taxes	4%	6%	4%	(5)%

Net income (loss)	11%	12%	9%	(7)%

Total Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Revenue mix by geography:
United States	$17,747	2%	$17,380	$48,717	0%	$48,716
International	10,396	35%	7,679	26,556	24%	21,495

Consolidated total revenue	$28,143	12%	$25,059	$75,273	7%	$70,211

United States revenue as a percentage of total revenue	63%		69%	65%		69%
International revenue as a percentage of total revenue	37%		31%	35%		31%
Revenue mix by product category:
Products	$19,633	(6)%	$20,859	$55,644	(5)%	$58,726
Product upgrades	5,019	217%	1,584	9,839	129%	4,293
Service	2,333	46%	1,596	6,308	53%	4,118
Titan handpiece refills	1,158	14%	1,020	3,482	13%	3,074

Consolidated total revenue	$28,143	12%	$25,059	$75,273	7%	$70,211

During the three and nine months ended September 30, 2007, compared to the same period in 2006, our U.S. revenue increased by 2% in the three month period and remained flat for the nine month period and our international revenue increased by 35% and 24%, respectively. The increase in our international revenue growth rate was primarily attributable to continuing investments made in building our international sales channels. These efforts have resulted in increased revenue from Australia and Canada, and from our international-distributor network. The decrease in our U.S. revenue growth rates for the three and nine months ended September 30, 2007, compared to the same periods in 2006, was primarily due to slower-than-expected adoption of our Pearl product by new customers and lower sales-productivity of our recently-hired U.S. sales professionals. Due to the recent expansion of our U.S. direct sales force, more than half of its members were hired within the nine months ended September 30, 2007. As such, productivity of these recently-hired sales professionals had not increased to their expected level.

During the three and nine months ended September 30, 2007, compared to the same period in 2006, our product revenue decreased by 6% and 5%, respectively. This was primarily due to slower-than-expected adoption of our Pearl product by new customers and to lower sales productivity of our recently-hired U.S. sales professionals. Our upgrade revenue in the third quarter and nine months ended September 30, 2007, compared to the same period in 2006, increased by 217% and 129%, respectively. This was primarily attributable to upgrade sales of our new Pearl application to our multi-application Xeo systems. Our Service revenue also continued to grow due to the increasing installed base of customers purchasing extended service contracts. Growth in Titan handpiece refills reflected the continuing sales of the Titan product as well as an increased consumer demand for Titan procedures.

Though our fourth quarter revenue has been cyclically the highest revenue quarter of the year in the past, due to the slower-than-expected adoption of our Pearl product by new customers, a potential slowing of market growth rate, the lower sales productivity of our recently hired U.S. sales professionals, short sales cycles in our business and the fact that many of our customer orders in any given quarter are received during the last month of a quarter, we are unable to accurately forecast our revenue for the fourth quarter ending December 31, 2007.

Gross Margin

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Gross margin	$18,536	8%	$17,128	$49,975	3%	$48,701
As a percentage of total revenue	66%		68%	66%		69%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. Our gross margin in the third quarter of 2007 was 66%, compared to 68% in the third quarter of 2006. This decrease in gross margin percentage was primarily due to lower introductory margins for our Pearl-enabled systems and upgrades. For the nine months ended September 30, 2007, our gross margin declined to 66%, compared to 69% in the same period of 2006. This reduction in gross margin percentages was primarily attributable to lower introductory margins for our Pearl upgrades, and $1,049,000 of higher patent royalty expenses. We settled our patent litigation in the second quarter of 2006, and as a result, the first quarter of 2006 did not include patent royalty expense. For the fourth quarter ending on December 31, 2007, we anticipate our gross margin will improve slightly due to improved Pearl margins.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Sales and marketing	$10,586	30%	$8,174	$28,839	15%	$25,025
As a percentage of total revenue	38%		32%	38%		36%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. The $2.4 million, or 30%, increase in sales and marketing expenses for the three months ended September 30, 2007, compared to the same period in 2006, was primarily attributable to higher employee and travel related expenses of $1.9 million, which resulted from our continued investments in expanding our U.S. and international direct sales force.

The $3.8 million, or 15%, increase in sales and marketing expenses for the nine months ended September 30, 2007, compared to the same period in 2006, was primarily attributable to higher employee and travel related expenses of $3.0 million, which resulted from our continued investments in expanding our U.S. and international direct sales force.

Sales and marketing expenses were 38% of revenue for the three and nine months ended September 30, 2007. Due to the recent sales headcount expansion, we expect that sales and marketing expenses for the fourth quarter ending on December 31, 2007 will be higher than the third quarter ended September 30, 2007.

Research and Development (R&D)

	Three Months Ended September 30,			Nine Months Ended September 30
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Research and development	$1,764	5%	$1,679	$5,435	20%	$4,538
As a percentage of total revenue	6%		7%	7%		6%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. In the three months ended September 30, 2007, Research and development expenses increased by $85,000 due primarily to an increase in outside services related to clinical studies and product development activities, including the development of our new Pearl product.

During the nine months ended September 30, 2007, compared to the same period in 2006, Research and development expenses increased by $898,000, which was primarily attributable to $359,000 of higher material and equipment costs and $270,000 of higher outside service costs, both related to clinical studies and product development activities associated with our new Pearl product, and $203,000 of higher employee-related expenses.

Research and development expenses were 6% and 7% of revenue for the three and nine months ended September 30, 2007. For the fourth quarter ending on December 31, 2007, compared with the third quarter ended September 30, 2007, we expect our research and development expenses will increase as we expect to continue investing in our research and development efforts to develop new products and perform clinical studies to gather additional data relating to our new Pearl product.

General and Administrative

	Three Months Ended September 30,			Nine Months Ended September 30
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
General and administrative	$3,078	3%	$2,992	$8,996	(23)%	$11,615
As a percentage of total revenue	11%		12%	12%		16%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. General and administrative expenses for the three months ended September 30, 2007, compared to the same period in 2006, increased by $86,000, or 3%, and were 11% of net revenue. This increase was partly attributable to $196,000 of higher stock-based compensation expense, resulting primarily from an increasing amount of higher valued stock options that were issued after our Initial Public Offering, or IPO, compared to pre-IPO options that are becoming fully vested. This was partially offset by a $44,000 decrease in audit, accounting and tax consulting services.

General and administrative expenses for the nine months ended September 30, 2007, compared to the same period in 2006, decreased by $2.6 million or 23%. This decrease was primarily attributable to $3.5 million of lower legal expenses – due primarily to the patent litigation settlement in the second quarter of 2006 – which was partly offset by a $705,000 increase in stock-based compensation expenses due primarily from an increasing amount of higher valued stock options that were issued after our IPO, compared to pre-IPO options that are becoming fully vested. In April and May 2007, two securities class action lawsuits were filed against us – see Part II, Item 1 “Legal Proceedings.” However, given that we retain director and officer liability insurance with a deductible, our general and administrative expenses have not been, and are not expected to be, significantly impacted.

General and administrative expenses were 11% and 12% of revenue for the three and nine months ended September 30, 2007 respectively.

Interest and Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	% Change	2006	2007	% Change	2006
Interest and other income, net	$1,096	32%	$829	$3,206	23%	$2,615

The $267,000 and $591,000 increase in interest and other income, net, in the three and nine months ended September 30, 2007, compared to the same period in 2006, respectively, was primarily attributable to improved tax-exempt interest yields on investments and an increased amount invested for the three and nine months ended September 30, 2007, compared to the respective periods in 2006. Our cash, cash equivalents and marketable investment balance was at $99.5 million as of September 30, 2007, compared with $90.7 million as of September 30, 2006.

Provision (benefit) for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2007	Change	2006	2007	Change	2006
Income (loss) before income taxes	$4,204	$(364)	$4,568	$9,911	18,708	$(8,797)
Provision (benefit) for income taxes	1,112	(506)	1,618	3,031	6,836	(3,805)
Effective tax rate	26%		35%	31%		43%

Our effective tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits and tax exempt interest income. The effective tax rates for the three and nine months ended September 30, 2007 were 26% and 31%, respectively, and for the three and nine months ended September 30, 2006 were 35% and 43%, respectively. The effective income tax rate for the three and nine months ended September 30, 2007 was significantly lower than same period in the prior year, due primarily to higher projected income before taxes, tax exempt interest income, research and development tax credits, and Section 199 deductions. For the three and nine months ended September 30, 2006, given the litigation settlement expense of $18.9 million resulted in a significantly lower level of income (loss) before income taxes, the impact of deductible permanent items—tax-exempt interest income, deductions for disqualifying incentive stock option exercises – resulted in a substantially more pronounced impact on our effective income tax rate, as they represented a larger percentage of our loss before income taxes. In addition, our effective tax rate for 2006 was adversely impacted by the reduction of the Section 199 deduction and extraterritorial income exclusion, due to our loss position, and because of the expiration of the research and development tax credit on December 31, 2005. The research and development tax credit was re-approved in December 2006.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable securities (in thousands):

	September 30, 2007	December 31, 2006	Increase/ (Decrease)
Cash and cash equivalents	$11,376	$11,800	$(424)
Marketable investments	88,160	96,285	$(8,125)

Total	$99,536	$108,085	$(8,549)

The $8.5 million net decrease in cash, cash equivalents and marketable investments in the nine months ended September 30, 2007 was primarily a result of $25 million being used to repurchase our common stock, $901,000 for the purchase of property, equipment and an intangible asset, which was partially offset by $11.9 million of cash generated by operations, $3.5 million of cash generated from the exercise of common stock options and employee stock purchases and $1.9 million of excess tax benefits on employee stock option exercises. As of September 30, 2007, we believe we have sufficient cash resources for at least the next twelve months to meet our anticipated needs for working capital and capital expenditures.

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Net cash flow provided by (used in):
Operating activities	$11,856	$(2,108)
Investing activities	7,346	(2,470)
Financing activities	(19,626)	2,376

Net decrease in cash and cash equivalents	$(424)	$(2,202)

Net Cash Provided by (Used in) Operating Activities

We generated $11.9 million of net cash from operating activities in the nine months ended September 30, 2007, compared to $2.1 million used in operating activities for the same period in 2006. Of the $11.9 million generated from operations in the nine months ended September 30, 2007, $6.9 million was generated by net income adjusted for non-cash related items of $6.0 million, net, (primarily $4.3 million of stock-based compensation, $681,000 of depreciation and amortization and $545,000, net, of tax benefit from stock option exercises) and $2.5 million was generated by an increase in deferred revenue due primarily to an increase in customers purchasing prepaid service contracts. This was partially offset by $1.5 million of cash used to increase inventories, primarily to ramp up production of our new Pearl product and an increase in demonstration units that included the Pearl product, and $1.9 million cash used to finance an increase in accounts receivable because a large percentage of our third quarter revenue shipped in the last month of the quarter.

For the nine months ended September 30, 2006, net cash used in operations was $2.1 million. This was primarily attributable to a net loss of $5.0 million; an increase in the deferred tax asset by $3.7 million, resulting from the income tax loss carry forward; and cash used to finance an increase in accounts receivable by $2.6 million due to higher revenue. These uses of cash were offset by the adjustment for non-cash stock-based compensation expenses of $3.2 million; cash provided by an increase in accrued liabilities of $3.4 million, due to a $1.1 million higher warranty reserve and higher sales and marketing accruals associated with the higher revenue; and cash generated by a $2.2 million increase in deferred revenue associated with a larger number of customers purchasing extended service contracts.

Net Cash Provided by (Used in) Investing Activities

Investing activities provided $7.3 million of cash for the nine months ended September 30, 2007. This was primarily attributable to $8.2 million of net proceeds from the sale and maturities of marketable investments, which was partially offset by $881,000 used to purchase property and equipment for research, development, manufacturing operations as well as a trade show booth for marketing, and $20,000 was used to purchase an intangible asset.

For the nine months ended September 30, 2006, net cash used in investing activities was $2.5 million, of which $1.2 million related to the purchase of a license to a patent, a net of $811,000 was used to purchase marketable investments as a result of the increase in cash and cash equivalent balance and $441,000 was used to purchase additional property and equipment primarily for research, development and manufacturing operations.

Net Cash Provided by (Used in) Financing Activities

Net cash used by financing activities in the nine months ended September 30, 2007 was $19.6 million. This was primarily attributable to $25.0 million used to repurchase shares of our common stock pursuant to our stock repurchase program, which was partially offset by $3.5 million of cash generated from the issuance of stock pursuant to our stock option and stock purchase plans and $1.9 million of cash generated from the excess tax benefits related to the option exercises.

For the nine months ended September 30, 2006, net cash provided by financing activities was $2.4 million, which was attributable to proceeds from the issuance of stock through our stock option and employee stock purchase plans.

Contractual Cash Obligations

The following summarizes our contractual obligations as of September 30, 2007 for minimum lease payments related to facility leases in California, Japan, Switzerland and France:

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,227	$1,229	$2,429	$2,668	$1,901

FIN 48 Income Tax Liability

As of September 30, 2007, we have included in our condensed consolidated balance sheet $338,000 in Accrued Liabilities and $704,000 in long-term Income Tax Liability with respect to unrecognized tax benefits and accrued interest. As of September 30, 2007, the settlement period for our income tax liabilities cannot be determined, however, it is not expected to be due within the next twelve months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2007 would have potentially declined by $527,000.

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

The Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of the Company’s management, including the CEO and CFO. Based on this evaluation, the CEO and our CFO have concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

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

Two securities class action lawsuits were filed against us and two of our executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in our stock price. The plaintiffs claim to represent purchasers of our common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding our financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated, and gave the plaintiffs until December 17, 2007 to file a consolidated, amended complaint. We intend to defend this consolidated case vigorously. Since the outcome of this litigation is unpredictable, and since we believe that a significant adverse result for us is not probable, no expense has been recorded with respect to the contingent liability associated with this matter. Although we retain director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims.

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

In an effort to improve our revenue and income levels, we have implemented several strategic initiatives, including the following:

•	We increased the number of our North American sales professionals and added additional sales managers.

•	We launched our new Pearl product worldwide.

•	We dedicated additional sales professionals to work in conjunction with PSS, and increased our focus and attention on our PSS relationship.

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

Two securities class action lawsuits were filed against us in April and May 2007, respectively, based upon the decreases in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings, and the announcement of our revised 2007 guidance. Defending ourselves against this litigation could distract management and harm our business.

Two class action lawsuits were filed against us following declines in our stock price in the spring of 2007. On November 1, 2007, the court ordered the two cases consolidated. We will incur legal costs as a result of this litigation. Although we retain director and officer liability insurance, there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. This litigation may distract our management and consume resources that would otherwise have been directed toward running our business. Each of these factors could harm our business.

Our revenue and earnings are difficult to predict and our inability to provide public guidance could harm our business, and our stock price might become more volatile and could decline.

We historically provided guidance to the investment community regarding our anticipated future operating performance, both for the coming quarters and fiscal year. However, for the fourth quarter ending December 31, 2007, due to the following factors, we were unable to accurately forecast our revenue and earnings, therefore, have decided to discontinue giving financial guidance and have withdrawn our previously-provided financial guidance:

•	Some of our publicly-traded competitors have reported reduced growth rates for the third quarter ended September 30, 2007, which could indicate signs of a slowing market growth rate;

•	There has been a slower-than-expected adoption of our new Pearl product by new customers;

•	The sales productivity of our recently-hired U.S. sales professionals has not increased to our expected level;

•	We have short sales cycles in our business; and

•	Many of our customer orders in any given quarter are received during the last month of a quarter, which results in uncertainties in our ability to ship our products by the end of the quarter.

Due to our inability to provide public guidance, and if in the future our actual results are below the expectations of third party financial analysts, our business could be harmed, the volatility of our stock price could increase, and our stock price could decline significantly as a result.

Our North American sales team has many new sales professionals and managers. If we are unable to effectively train, retain and manage these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

As of September 30, 2007, as a result of our sales-expansion efforts, more than half of our sales professionals on our North American sales team had been with us for less than nine months, and most of our sales managers have been in their respective roles for less than a year. Our experience is that new sales professionals are at higher risk for employee turnover, and generally take two to three quarters to achieve effective productivity levels. Our success largely depends on our ability to manage, and improve the productivity levels of, our sales professionals and worldwide distribution network. If we fail to manage, or do not improve the productivity of, any material part of that network, including the North American sales team, this could lead to reduced revenue and employee turnover, which could materially harm our business. If we experience significant levels of attrition among our sales professionals or our sales managers, our revenue may be adversely affected as a result.

To successfully market and sell our products internationally, we must address many issues with which we have little or no experience.

For the quarter and nine months ended September 30, 2007, approximately 37% and 35%, respectively, of our revenue was derived from international customers, which is a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel under perform, we may be unable to increase or maintain our level of international revenue. We will need to expand the territories in which we sell our products and attract additional international distributors to grow our business. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, we may not realize our projected international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation, and if we were unsuccessful at finding a solution, our revenue may decline.

We compete against companies that have longer operating histories, more established products and greater resources, each of which may prevent us from achieving significant market penetration or increased operating results.

Our products compete against similar products offered by public companies, such as Candela, Cynosure, Elen (in Italy), Iridex, Palomar, Syneron and Thermage, as well as private companies such as Alma, Aesthera, Lumenis, Reliant, Sciton and several other companies. Competition with these companies could result in price-cutting, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

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

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by rapid innovation, and we must continuously develop or acquire new products and successfully introduce them or our revenue may decline.

Some of our competitors release new products more often and more successfully than we do. For example, third-quarter 2007 sales of our new Pearl product to new customers did not meet our expectations, although sales of Pearl upgrades to existing customers that quarter helped us achieve record upgrade revenue. We believe that, to increase new-customer sales of Pearl, we need to continue developing our clinical support and increasing market awareness of the benefits of this new product. If we fail to successfully commercialize any of our products, our business could be harmed.

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

We have created products to apply our technology to hair removal, treatment of veins, skin rejuvenation, treatment of pigmented lesions and treatment of wrinkles. Currently, these applications represent the majority of laser and other energy-based aesthetic procedures. To continue growing in the future, we must develop and acquire new and innovative aesthetic applications, identify new markets for our existing technology, and develop and acquire new technology from various platforms. To successfully expand our product offerings, we must, among other things:

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

Continued expansion of the global market for laser- and other energy-based aesthetic procedures is a material assumption of our growth strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•	the cost of procedures performed using our products;

•	the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser- or other energy-based technologies and treatments which use pharmaceutical products;

•	the success of our sales and marketing efforts;

•	consumer confidence, which may be impacted by economic and political conditions; and,

•	the education of our customers and patients on the benefits and uses of our products, compared to competitors’ products and technologies.

If, as a result of these factors, there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could be reduced, which could have a material adverse effect on our business, financial condition and result of operations.

If PSS World Medical fails to perform to our expectations, we may fail to achieve anticipated operating results.

We have a distribution agreement with PSS World Medical Shared Services, Inc., or PSS, a wholly-owned subsidiary of PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. For the year ended December 31, 2006, approximately 15% of our revenue came from PSS. For the nine months ended September 30, 2007, 14% of our revenue was from PSS transactions. Although we have dedicated additional sales professionals to work closely with, and increase the focus and attention on, our PSS relationship, it may take time for the increase in resources to result in an improvement in revenue from our PSS relationship. In addition, we can provide no assurances that the increased focus on PSS will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

The price of our common stock may fluctuate substantially. We have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of June 30, 2007, approximately 43.1% of our outstanding shares of common stock were held by ten institutional investors. As of September 30, 2007, we had repurchased 1,107,856 shares of our common stock, with a remaining balance of 12,682,000 shares outstanding. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

The public market price of our common stock has in the past fluctuated substantially and, given the current concentration of stockholders, may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

•	sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;

•	quarterly variations in our, or our competitors’, results of operations;

•	changes in earnings estimates or guidance, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ earning estimates;

•	the announcement of new products or service enhancements by us or our competitors;

•	the announcement of the departure of a key employee or executive officer;

•	regulatory developments or delays concerning our, or our competitors’ products;

•	the initiation of litigation by us or one of our competitors; and

•	general market conditions and other factors unrelated to our operating performance or the operating performance of our competitors.

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

We may become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect our own intellectual property. For example, we have been, and may hereafter become, involved in litigation to protect the trademark rights associated with our company name or the names of our products. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and could divert management’s attention from our core business. We do not know whether necessary licenses would be available to us on satisfactory terms, or whether we could redesign our products or processes to avoid infringement. If we do not prevail in this kind of litigation, a court could require us to pay substantial damages, and prohibit us from using technologies essential to our products, any of which would have a material adverse effect on our business, results of operations and financial condition.

Intellectual property rights may not provide adequate protection for some or all of our products, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2007, we had eight issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We have clearance from the U.S. Food and Drug Administration to market our Titan product in the U.S. only for deep dermal heating. Failing to obtain additional FDA clearances, or violating applicable FDA marketing rules, may adversely affect us and our revenue from this product.

Our Titan product, introduced in 2004, is a material component of our growth strategy. We have FDA clearance to market Titan in the United States only for deep dermal heating. The FDA has denied our 510(k) application to market Titan for wrinkle reduction, and we do not plan on resubmitting any further applications. FDA regulations prevent us from promoting or advertising our Titan product in the United States for any indications other than deep dermal heating. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity and third-party civil litigation, each of which could adversely affect us. Also, our failing to seek or obtain additional FDA clearances for Titan limits our ability to market Titan in the United States and therefore, revenue derived therefrom, including revenue from both Titan unit sales and hand piece refills, will be adversely affected.

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

Medical devices may be marketed only for the indications for which they are approved or cleared and if we are found to be marketing our products for off-label, or non-approved, uses we might be subject to an FDA or criminal enforcement action or have other resulting liability. We have obtained 510(k) clearance for the indications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which are, in many instances, in flux. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase our products. However, a state could change its regulations at any time, thereby disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

The FDA and state authorities have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

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

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant eye and skin damage, and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been involved, and may in the future be involved, in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce product sales. In addition, we have been experiencing steep increases in our product liability insurance premiums. If our premiums continue to rise, we may no longer be able to afford adequate insurance coverage.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees are critical factors in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We will face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

Our efforts to comply with Section 404 have resulted in, and are likely to continue to result in, significant costs, and take up a significant amount of management’s time and resources. Though we have not historically identified any significant deficiency or material weakness in our internal control over financial reporting, if we were ever unable to assert that our internal control over financial reporting is effective for any given period, our stock price may decline and it could have an adverse effect on our business.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations. We do not have any experience as a team with acquiring companies or products. If we decide to expand our product offerings beyond laser and other energy-based products, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish our available cash balances to us for other uses, and any stock acquisition would be dilutive to our stockholders.

While we from time to time evaluate potential collaborative projects and acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any material acquisitions or collaborative projects.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, future levels of research and development spending, deductions for employee stock option exercises being different from what we projected, and changes in overall levels of income before taxes.

The quarterly royalty payments under our patent license with Palomar are subject to an annual audit. Any material adjustments from this audit could result in a material adverse effect on our business and our stock price.

We pay royalties to Palomar after each fiscal quarter for applicable product sales made in that quarter. These royalty amounts are subject to an annual review by an independent public accountant hired by Palomar. The independent public accountant’s interpretation of the applicable royalty rate for any new products, or combination of products, and the net revenue from which to calculate the royalty, could be different from ours. In the event that the independent public accountant’s assessment of the accuracy of our estimated royalty payments to Palomar is materially different from our calculations, we could owe a higher amount to Palomar than we accrued for, and would then have to report it as an additional expense in our financial statements for the applicable period. This could result in a material adverse effect on our business and stock price.

Stock-based compensation expense adjustments could adversely affects our reported financial results, which could cause the price of our stock to decline.

As of January 1, 2006, we adopted SFAS 123(R), which requires us to measure and record stock-based compensation expense using a fair value method, which could adversely affect our results of operations by increasing our cost by the amount of such stock-based compensation charges. Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, which involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Actual stock-based compensation expenses that are significantly higher than our expectations would materially decrease our net income and adversely affects our reported financial results, which could cause the price of our stock to decline and harm our business.

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

ITEM 2(c).	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (Dollars in thousands)
June 1 – 30, 2007	123,800	$24.36	123,800	21,984
July 1 – 31, 2007	234,283	$23.94	234,283	16,376
August 1 – 31, 2007	749,773	$21.84	749,773	0

*	On May 15, 2007, the Company’s Board of Directors approved a stock repurchase program under which the Company was authorized to use up to $25 million to repurchase shares of its common stock. The Company entered into a pre-arranged, Rule 10b5-1 trading plan with a broker to facilitate the repurchases of its shares. Acquisitions were made in accordance with the trading plan, at prevailing prices, subject to market conditions and other factors. This repurchase program terminated on August 31, 2007, when the Company had acquired $25 million worth of shares of its common stock. The stock repurchased under the plan will be cancelled and returned to authorized share status.

ITEM 6.	EXHIBITS

Exhibit No.	Description

3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed on March 25, 2005.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 5th day of November, 2007.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Authorized Signatory)