Form 10-Q
period 2008-03-31
CUTERA INC
filed 2008-05-06
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐            Accelerated filer  ☒            Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2008 was 12,744,053.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$38,110	$11,054
Marketable investments	54,877	88,510
Accounts receivable, net	8,273	10,692
Inventories	9,384	7,533
Deferred tax asset	7,905	8,058
Other current assets	2,395	1,955

Total current assets	120,944	127,802
Property and equipment, net	1,374	1,361
Marketable investments, long term portion	11,503	7,429
Intangibles, net	1,177	1,227
Deferred tax asset, net of current portion	1,002	834

Total assets	$136,000	$138,653

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,418	$2,350
Accrued liabilities	10,504	13,587
Deferred revenue	5,601	4,971

Total current liabilities	18,523	20,908
Deferred rent	1,673	1,639
Deferred revenue, net of current portion	5,751	5,593
Income tax liability	1,519	1,160

Total liabilities	27,466	29,300

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	76,236	74,871
Retained earnings	33,737	34,279
Accumulated other comprehensive income (loss)	(1,452)	190

Total stockholders’ equity	108,534	109,353

Total liabilities and stockholders’ equity	$136,000	$138,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net revenue	$21,618	$23,257
Cost of revenue	8,219	7,781

Gross profit	13,399	15,476

Operating expenses:
Sales and marketing	10,349	9,063
Research and development	1,785	1,747
General and administrative	2,941	3,018

Total operating expenses	15,075	13,828

Income (loss) from operations	(1,676)	1,648
Interest and other income, net	901	1,002

Income (loss) before income taxes	(775)	2,650
Provision (benefit) for income taxes	(233)	895

Net income (loss)	$(542)	$1,755

Net income (loss) per share:
Basic	$(0.04)	$0.13

Diluted	$(0.04)	$0.12

Weighted-average number of shares used in per share calculations:
Basic	12,740	13,216

Diluted	12,740	14,629

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(542)	$1,755
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	223	226
Change in deferred tax asset / liability	(15)	60
Stock-based compensation	1,330	1,342
Tax benefit from employee stock options	—	710
Excess tax benefit related to stock-based compensation expense	—	(288)
Other	76	80
Changes in assets and liabilities:
Accounts receivable	2,343	974
Inventories	(1,851)	(1,314)
Other current assets	(240)	(786)
Accounts payable	68	(319)
Accrued liabilities	(3,083)	(1,605)
Deferred rent	34	54
Deferred revenue	788	200
Income tax liability	359	(26)

Net cash provided by (used in) operating activities	(510)	1,063

Cash flows from investing activities:
Acquisition of property and equipment	(186)	(341)
Acquisition of intangibles	—	(20)
Proceeds from sales of marketable investments	37,360	15,149
Proceeds from maturities of marketable investments	2,562	7,630
Purchase of marketable investments	(12,205)	(20,844)

Net cash provided by investing activities	27,531	1,574

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	35	2,151
Excess tax benefit related to stock-based compensation expense	—	288

Net cash provided by financing activities	35	2,439

Net increase in cash and cash equivalents	27,056	5,076
Cash and cash equivalents at beginning of period	11,054	11,800

Cash and cash equivalents at end of period	$38,110	$16,876

Non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$—	$(8)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo and Solera product platforms for use by physicians and other qualified practitioners to offer safe and effective aesthetic treatments to their customers.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, France, Japan, Spain, Switzerland and United Kingdom that market, sell and service its products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The financial information furnished is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosure required by accounting principles generally accepted in the United States of America. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on March 13, 2008.

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

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and have not changed significantly as of March 31, 2008, except for the following:

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States of America, or GAAP, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS No. 13, “Accounting for Leases.” SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

•

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.

•

Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The following section describes the valuation methodologies used by the Company to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is generally classified.

At March 31, 2008, the Company held $13.4 million (par value), with an estimated fair value of $11.5 million, of triple-A rated municipal note investments with an auction interest rate reset feature, known as auction rate securities, or ARS. The ARS held by the Company are guaranteed either by the Federal Family Education Loan Program (FFELP) or the Maine Education Loan Authority, or MELA, and were issued for the purpose of financing student loans. ARS have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Until February 2008, the market for the Company’s ARS was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by the Company in ARS which are the subject of a failed auction, the Company may not be able to access the funds without a loss of principal, unless a future auction of these investments is successful or the issuer redeems the security. As of March 31, 2008, the Company reclassified the entire ARS investment balance from short-term investments to long-term investments on its Condensed Consolidated Balance Sheet because of the Company’s inability to determine when its investments in ARS would be sold. The Company has also modified its current investment strategy and increased its investments in more liquid money market funds.

At March 31, 2008, observable ARS market information was not available to determine the fair value of the Company’s investments. Therefore, the Company estimated fair value using valuation models that relied on Level 3 inputs to value these securities including, those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation in the future include, changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

As of March 31, 2008, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$38,110	$—	$—	$38,110
Short-term marketable investments:
Available-for-sales securities	—	54,877	—	54,877
Long-term marketable investments:
Available for sale ARS– long term	—	—	11,503	11,503

Total assets at fair value	$38,110	$54,877	$11,503	$104,490

The table presented below summarizes the change in carrying value associated with Level 3 financial assets for the three months ended March 31, 2008.

Long-term Investments
(in thousands)
Balance at December 31, 2007	$—
Transfers into Level 3	13,400
Sales, settlements and purchases, net, during the period	—
Total gains or losses (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	(1,897)

Balance at March 31, 2008	$11,503

In accordance with the guidance provided in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SAB Topic 5M, “Accounting for Noncurrent Marketable Equity Securities,” the Company determines when an investment is other-than-temporarily impaired by performing quarterly reviews of its investments. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other than temporary impairment, the Company considers available quantitative and qualitative evidence, including, among other factors, the Company’s intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. For the quarter ended March 31, 2008, the Company determined the loss in value of its ARS to be temporary and accordingly recorded $1,897,000 as a component of “accumulated other comprehensive loss.” If the current market conditions deteriorate further, or a recovery in market values does not occur, the Company may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital available to the Company, excluding the funds held in ARS, will be sufficient to meet its cash requirements for at least the next 12 months.

Recent Accounting Pronouncements

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

Note 2. Balance Sheet Details

Cash, Cash Equivalents and Marketable Investments:

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities, carried at fair value with unrealized gains and losses reported in other comprehensive income (loss), held for use in current operations and classified in current and long term assets as “Marketable Investments.”

The following is a summary of cash, cash equivalents and marketable investments:

March 31, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$38,110	$—	$—	$38,110
Marketable investments	54,432	445	—	54,877
Marketable investments, long term portion	13,400	—	(1,897)	11,503

	$105,942	$445	$(1,897)	$104,490

December 31, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,054	$—	$—	$11,054
Marketable investments	88,320	190	—	88,510
Marketable investments, long term portion	7,429	—	—	7,429

	$106,803	$190	$—	$106,993

Inventories:

Inventories consist of the following (in thousands):

	March 31, 2008	December 31, 2007
Raw materials	$4,456	$3,313
Finished goods	4,928	4,220

	$9,384	$7,533

Intangible Assets:

Intangible assets are principally comprised of a technology sublicense acquired in 2002; a patent sublicense acquired in 2006; and other intangibles. The components of intangible assets were as follows (in thousands):

	March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent sublicense	$1,218	$276	$942
Technology sublicense	538	315	223
Other intangibles	185	173	12

Total	$1,941	$764	$1,177

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
Patent sublicense	$1,218	$241	$977
Technology sublicense	538	302	236
Other intangibles	185	171	14

Total	$1,941	$714	$1,227

For the three months ended March 31, 2008 and 2007, amortization expense for intangible assets was $50,000 and $68,000, respectively.

Based on intangible assets recorded at March 31, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2008 remainder	$152
2009	196
2010	192
2011	192
2012	158
Thereafter	287

Total	$1,177

Note 3. Share-based Compensation

The pre-tax stock-based compensation expense recognized during the quarter ended March 31, 2008 and 2007 was as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of sales	$224	$232
Sales and marketing	440	447
Research and development	154	207
General and administrative	512	456

Total stock-based compensation expense	$1,330	$1,342

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, Employee Stock Purchase Plan, or ESPP, shares and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), “Share-Based Payment (revised 2004),” or SFAS 123(R), and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands):

	Three Months Ended March 31,
	2008	2007
Numerator:
Net income (loss) – Basic and Diluted	$(542)	$1,755

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	12,740	13,216
Dilutive potential common shares used in computing diluted net income per share	—	1,413

Total weighted-average number of shares used in computing diluted net income per share	12,740	14,629

Anti-dilutive securities

The following number of outstanding options, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2008	2007
Options to purchase common stock	2,484	—
Restricted stock units	27	—
ESPP shares	38	—

Total	2,549	—

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of March 31, 2008 and March 31, 2007, were as follows (in thousands):

	March 31, 2008	March 31, 2007
Balance at December 31, 2007 and 2006	$10,564	$6,652
Add: Payments received	2,721	1,551
Less: Revenue recognized	(1,933)	(1,352)

Balance at March 31, 2008 and 2007	$11,352	$6,851

Costs incurred under service contracts during the three months ended March 31, 2008 and 2007, amounted to $1.0 million and $464,000, respectively. All service contract costs are recognized as incurred.

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	$(542)	$1,755
Unrealized gain (loss) on marketable investments	(1,642)	13

Comprehensive income (loss)	$(2,184)	$1,768

Note 7. Income Taxes

The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three months ended March 31, 2008 and 2007 was 30% and 34%, respectively. This rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by federal (in the first quarter of 2007 only) and state research and development tax credits and tax exempt interest income.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $1,835,000 and $1,489,000 at March 31, 2008 and 2007, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of March 31, 2008, the Company had included in its Condensed Consolidated Balance Sheet $1.5 million in long-term income tax liability with respect to unrecognized tax benefits and accrued interest. In general, the Company’s income tax returns are subject to examination by U.S. federal tax authorities for tax years 2004 onward and by various U.S. state and foreign tax authorities for tax years 2003 onward. The Company is currently under audit by the Internal Revenue Service for the year ended December 31, 2005 and by some other state tax authorities for other year(s). The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period it determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of March 31, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur.

Note 8. Commitments and Contingencies

Litigation

Two securities class action lawsuits were filed against the Company and two of its executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. A hearing on the motion is scheduled with the Court for May 22, 2008. The Company retains director and officer liability insurance, though there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. The Company intends to defend this case vigorously. Since the outcome of this litigation is unpredictable, not reasonably estimable, and since the Company does not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, LTD., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois, and filed its response to the complaint on February 29, 2008. Although the Company is continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, the Company expects that the number of unsolicited facsimiles could be large and potential liability may be substantial as a result. The Company intends to defend this case vigorously, including the plaintiff’s allegations seeking class certification. Since the outcome of this litigation is unpredictable, and since the amount that could be payable is not reasonably estimable, the Company has not recorded any expense with respect to the contingent liability associated with this matter. However, the Company may determine in the future that an accrual is required, and it may be required to pay damages in respect of this lawsuit, any of which could materially and adversely affect its results of operations, cash flows and financial condition. The Company has not tendered this lawsuit to its insurance carrier, may not do so, and, even if it does so, coverage may be disputed. Even if coverage is determined to apply, since the potential liability under this lawsuit could be substantial, the insurance coverage may not be sufficient to satisfy any damages or expenses that the Company may be required to pay.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and other lawsuits in the normal course of its business. As of March 31, 2008, the Company is not a party to any other material pending litigation.

Facility Leases

The Company leases its office and manufacturing facility in Brisbane, California, and also leases offices in Japan, Switzerland and France under operating leases. These leases qualify for operating lease accounting treatment under SFAS No. 13. The following is a schedule of non-cancellable operating lease payments (in thousands):

Year Ending December 31,
2008 (remainder)	$934
2009	1,269
2010	1,261
2011	1,314
2012	1,427
2013 and thereafter	1,544

Future minimum rental payments	$7,749

Warranty Obligations.

The Company provides standard one-year or two-year warranty coverage on its systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to costs of revenue when revenue is recognized. The estimated warranty cost is based on historical product performance. Utilizing actual service records, the Company calculates the average service hours and parts expense per system, and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges every quarter.

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2008 and 2007 (in thousands):

	March 31, 2008	March 31, 2007
Balance at December 31, 2007 and 2006	$2,725	$3,055
Add: Accruals for warranties issued during the period	1,177	1,323
Less: Settlements made during the period	(1,598)	(1,385)

Balance at March 31, 2008 and 2007	$2,304	$2,993

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2008.

Income Taxes

The Company is currently under audit for the year ended December 31, 2005 by the Internal Revenue Service and other state tax authorities. It has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period the Company determines the liabilities are no longer necessary. If the Company’s estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of March 31, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of its directors and executive officers. In 2007, two of the Company’s executive officers were named as defendants in securities class action litigation—see Litigation section above. The Company’s exposure under its various indemnification obligations, including those under the indemnification agreements with its directors and executive officers, is unknown since the outcome of that securities litigation is unpredictable and the amount that could be payable thereunder is not reasonably estimable, and since other indemnification obligations involve future claims that may be made against the Company. The Company has not accrued or paid any amounts for any such indemnification obligations. However, the Company may record charges in the future as a result of these potential indemnification obligations, including those related to the securities class action litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2007 as contained in our annual report on Form 10-K filed with the SEC on March 13, 2008. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, expectations regarding new products and applications, expectations for improvements in our sales and distribution network, future capital expenditures and requirements and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 19, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2008.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research, regulatory, sales, service, marketing and administrative activities. In the United States, we market, sell and service our products primarily through direct sales and service employees and through a distribution relationship with PSS World Medical Shared Services, Inc., a wholly owned subsidiary of PSS World Medical, or PSS, which has over 700 sales representatives serving physician offices throughout the United States. In addition, we also sell certain items, like Titan hand piece refills and marketing brochures, via the internet.

International sales are generally made through direct sales employees and through a worldwide distributor network in approximately 35 countries worldwide. Outside the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom.

Products. Our revenue is derived from the sale of Products, Upgrades, Service and Titan hand piece refills. Product revenue represents the sale of a system which consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software and high voltage electronics. However, depending on the application, the laser or other light-based module is sometimes contained in the hand piece instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece, which requires a periodic “refilling” process, which includes the replacement of the optical source after a set number of pulses have been used.

Significant Business Trends. We believe that our revenue growth has been, and will continue to be, primarily attributable to the following:

•	Investments made in our global sales and marketing infrastructure.

•	Continuing introduction of new aesthetic products and applications.

•	Marketing to physicians outside the core dermatologist and plastic surgeon specialties.

•	Generating service and Titan hand piece refill revenue from our growing installed base of customers.

During the three months ended March 31, 2008, compared to the same period in 2007, our U.S. revenue decreased by 22% and our international revenue increased by 25%. During the three months ended March 31, 2007, compared to the same period in 2006, our U.S. revenue increased by 6% and our international revenue increased by 27%. The decrease in U.S. revenue growth rate was primarily attributable to lower performance levels from our North American business, caused in part by a slower domestic industry growth rate. These sales professionals are taking longer than expected to achieve target performance levels. Further, we believe that the current U.S. economic market is causing physicians to delay their decisions to make significant capital equipment purchases. The international revenue growth was primarily attributable to continuing investments in our international sales distribution channels. These efforts have resulted in increased revenue from several of our geographic locations, with growth primarily sourced from Japan, Australia and many emerging global markets.

For the three months ended March 31, 2008, our gross margin declined to 62%, compared to 67% in the same period of 2007. The decrease in gross margin in the quarter ended March 31, 2008 was primarily attributable to: (i) higher Service revenue, as a percentage of total revenue, which has a lower gross margin than our other revenue categories; and (ii) reduced leverage of our fixed operating costs, due to lower than expected revenue.

Sales and marketing expenses for the three months ended March 31, 2008, compared to the same period in 2007, increased by $1.3 million due primarily to $867,000 of higher personnel and travel expenses, resulting primarily from the increased international sales and marketing headcount, and $398,000 of higher advertising and promotions expenses resulting from the increased investments made in marketing and distribution of our products globally. As a percentage of revenue, sales and marketing expenses increased to 48%, compared to 39% in the same period in 2007, due to the lower than expected revenue in the quarter ended March 31, 2008.

Our general and administrative expenses remained flat in the first quarter ended March 31, 2008, compared to the same period in 2007. In April and May 2007, two securities class action lawsuits were filed against us and were later consolidated into one lawsuit. Given we retain director and officer liability insurance with a deductible, this litigation is not expected to have a material impact on our general and administrative expenses in 2008. In addition, in January 2008, a TCPA class action lawsuit was filed against us. We have not accrued for any potential liability associated with these lawsuits. For additional details relating to these lawsuits see Part II, Item 1 “Legal Proceedings.”

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our success depends on our ability to compete successfully. Additionally, the growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost effectively, and successfully market and distribute our products in a profitable manner. If we fail to compete effectively, fail to continue to develop new products and technologies, fail to obtain regulatory clearances, fail to protect our intellectual property, fail to produce our products cost effectively, or fail to market and distribute our products in a profitable manner, our business could suffer. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section.

Critical Accounting Policies and Estimates.

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on March 13, 2008. There have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.

Fair Value Measurements

With effect from January 1, 2008, we adopted the fair value measurement provisions of SFAS, No. 157. This statement does not require any new fair value measurements. More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair value. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. For details on the adoption of SFAS No. 157 for financial assets and liabilities, see Note 1 “Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements. We are currently evaluating the effect, if any, of the adoption of this statement for non-financial assets and liabilities on our financial condition and results of operations.

At March 31, 2008, we held $13.4 million (par value), with an estimated fair value of $11.5 million, of triple-A rated ARS. The ARS held, were guaranteed either by the Federal Family Education Loan Program (FFELP) or the Maine Education Loan Authority, or MELA, and were issued for the purpose of financing student loans. ARS’s have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semiannually. Until February 2008, the market for the Company’s ARS was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction of these investments is successful or the issuer redeems the security. As of March 31, 2008 we reclassified the entire ARS investment balance from short-term investments to long-term investments because of our inability to determine when these investments would be sold. In addition, we also modified our current investment strategy and increased our investments in more liquid money market funds.

Given observable ARS market information was not available to determine the fair value of our ARS, we estimated the fair value using valuation models based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates and ranges of expected periods of illiquidity. See Note 1 “Summary of Significant Accounting Policies” to Notes to Condensed Consolidated Financial Statements for definitions of Level 2 and Level 3 inputs. The valuation model also reflected our intention to hold our ARS until they can be liquidated in a market that facilitates orderly transactions and our belief that we have the ability to maintain our investment indefinitely. Based on the results of our fair value measurement, the net carrying value of our ARS as of March 31, 2008 was $11.5 million, which was classified as ‘Marketable investments, long term portion’ on our Condensed Consolidated Balance Sheets.

The valuation of the ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation of our ARS portfolio in the future include, changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

Based on the results of our fair value measurement relating to our ARS, we recognized an unrealized loss of $1.9 million for the three-month period ended March 31, 2008, which was included in “accumulated other comprehensive income (loss).” We determine when an investment is other-than-temporarily impaired by performing quarterly reviews of our portfolio of investments. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, we record an impairment charge to our statement of operations and a new cost basis in the investment is established. For the quarter ended March 31, 2008, we determined the loss in value of our ARS’s to be temporary, given it resulted primarily from the liquidity risk (rather than credit risk), and we anticipate realizing the par value of our ARS’s because we intend to hold them until they are redeemed or until they can be sold in a market that facilitates orderly transactions.

Recent Accounting Pronouncements

In February 2008, the FASB, issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating what impact the adoption of the provisions of FSP 157-2 will have on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” (“SFAS 160”). This issuance amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if it were to acquire another entity, we would be required to account for it in accordance with this pronouncement.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue.

	Three Months Ended March 31,
	2008	2007
Operating Ratio:
Net revenue	100%	100%
Cost of revenue	38%	33%

Gross margin	62%	67%

Operating expenses:
Sales and marketing	48%	39%
Research and development	8%	8%
General and administrative	14%	13%

Total operating expenses	70%	60%

Income (loss) from operations	(8)%	7%
Interest and other income, net	4%	4%

Income (loss) before income taxes	(4)%	11%
Provision (benefit) for income taxes	(1)%	3%

Net income (loss)	(3)%	8%

Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2008	% Change	2007
Revenue mix by geography:
United States	$12,384	(22)%	$15,845
International	9,234	25%	7,412

Consolidated total revenue	$21,618	(7)%	$23,257

United States as a percentage of total revenue	57%		68%
International as a percentage of total revenue	43%		32%
Revenue mix by product category:
Products	$15,327	(16)%	$18,316
Upgrades	2,232	16%	1,922
Service	2,704	41%	1,917
Titan hand piece refills	1,355	23%	1,102

Consolidated total revenue	$21,618	(7)%	$23,257

During the three months ended March 31, 2008, compared to the same period in 2007, our U.S. revenue decreased by 22% and our international revenue increased by 25%. During the three months ended March 31, 2007, compared to the same period in 2006, our U.S. revenue increased by 6% and our international revenue increased by 27%. The decrease in U.S. revenue growth rate was primarily attributable to lower performance levels from of our North American business, caused in part by a slower domestic industry growth rate. These sales professionals are taking longer than expected to achieve target performance levels. Further, we believe that the current U.S. economic market is causing physicians to delay their decisions to make significant capital equipment purchases. The international revenue growth was primarily attributable to continuing investments in our international sales distribution channels. These efforts have resulted in increased revenue from several of our geographic locations, with growth primarily sourced from Japan, Australia and many emerging global markets.

From a product category perspective, in the first quarter ended March 31, 2008, compared to the same period in the prior year, we continued to experience revenue growth in sales of Upgrades of 16%, Service of 41% and Titan hand piece refills of 23%, however, revenue from Product sales, which represents sales of systems to new customers, declined by 16%. The 16% increase in Upgrade revenue was primarily attributable to customers upgrading their Xeo systems with our recently launched Pearl application. Our Service and Titan hand piece refills revenue growth was attributable to an increasing number of our installed base of customers purchasing extended service contracts and Titan hand piece refills. The 16% decrease in Product revenue, was primarily attributable to lower performance levels from of our North American business, caused in part by a slower domestic industry growth rate.

Gross Margin

	Three Months Ended March 31,
(Dollars in thousands)	2008	% Change	2007
Gross margin	$13,399	(13)%	$15,476
As a percentage of net revenue	62%		67%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. For the three months ended March 31, 2008, our gross margin declined to 62%, compared to 67% in the same period of 2007. This decrease in gross margin in the quarter ended March 31, 2008 was primarily attributable to: (i) higher Service revenue, as a percentage of total revenue, which has a lower gross margin than our other revenue categories; and (ii) reduced leverage of our fixed operating costs, due to lower than expected revenue.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2008	% Change	2007
Sales and marketing	$10,349	14%	$9,063
As a percentage of net revenue	48%		39%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. For the three months ended March 31, 2008, compared to the same period in 2007, the $1.3 million increase in sales and marketing expenses was attributable primarily to $867,000 of higher personnel and travel expenses, resulting primarily from the increased international sales and marketing headcount, and $398,000 of higher advertising and promotions expenses resulting from the increased investments made in marketing and distribution of our products globally. As a percentage of revenue, sales and marketing expenses increased to 48%, compared to 39% in the same period in 2007, due to the lower than expected revenue in the first quarter of 2008.

Research and Development (R&D)

	Three Months Ended March 31,
(Dollars in thousands)	2008	% Change	2007
Research and development	$1,785	2%	$1,747
As a percentage of net revenue	8%		8%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. In the three months ended March 31, 2008, R&D expenses remained flat and were 8% of net revenue.

General and Administrative (G&A)

	Three Months Ended March 31,
(Dollars in thousands)	2008	% Change	2007
General and administrative	$2,941	(3)%	$3,018
As a percentage of net revenue	14%		13%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. In the three months ended March 31, 2008, G&A expenses decreased by 3% due primarily to $140,000 of lower expensed sales taxes for jurisdiction where we had not previously filed returns, $120,000 of reduced accounting, audit and tax consulting fees due primarily to lower costs associated with our Sarbanes Oxley internal control maintenance and testing, offset by $218,000 of higher legal fees and settlement costs due partly to defending our lawsuits.

In April and May 2007, two securities class action lawsuits were filed against us and were later consolidated into one lawsuit. Given we retain director and officer liability insurance with a deductible, this litigation is not expected to have a material impact on our general and administrative expenses in 2008. In addition, in January 2008, a TCPA class action lawsuit was filed against us. We have not accrued for any potential liability associated with these lawsuits. For additional details relating to these lawsuits see Part II, Item 1 “Legal Proceedings.”

Interest and Other Income, Net

	Three Months Ended March 31,
(Dollars in thousands)	2008	% Change	2007
Interest and other income, net	$901	(10)%	$1,002

Interest and other income, net, decreased by 10% in the first quarter of 2008, compared to the same period in 2007, due primarily to reduced tax-exempt interest yields resulting from the federal reserve cutting interest rates in the first quarter of 2008. Additionally, we had a lower average invested balance, which was $104.5 million as of March 31, 2008, compared with $111.2 million as of March 31, 2007.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2008	Change	2007
Income (loss) before income taxes	$(775)	$(3,425)	$2,650
Provision (benefit) for income taxes	(233)	(1,128)	895
Effective tax rate	30%		34%

Our effective tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits (in the three months ended March 31, 2007 only) and tax exempt interest income. The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The decrease in the effective tax rate for the three months ended March 31, 2008 to 30%, compared to 34% in the same period in 2007, was primarily attributable to tax exempt interest income being a larger percentage of the projected pre-tax income for fiscal year 2008, compared to fiscal year 2007.

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

Cash, Cash Equivalents and Marketable Investments Summary

The following table summarizes our cash, cash equivalents and marketable investments (in thousands):

	March 31, 2008	December 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$38,110	$11,054	$27,056
Marketable investments	54,877	88,510	(33,633)
Marketable investments, long term portion	11,503	7,429	4,074

Total	$104,490	$106,993	$(2,503)

The net decrease in cash, cash equivalents and marketable investments of $2.5 million in the three months ended March 31, 2008, was primarily attributable to:

•

Unrealized losses in fair values of our failed ARS (see Note 1 “Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements for additional information on our ARS) of $1.9 million;

•	Net cash used in operations of $510,000;

•	Cash used to purchase property and equipment of $186,000; offset by

•	An increase in unrealized gains on our short-term marketable investments of $255,000; and

•	Cash provided by the issuance of common stock related to stock option exercises and employee stock purchases of $35,000.

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Net cash flow provided by (used in):
Operating activities	$(510)	$1,063
Investing activities	27,531	1,574
Financing activities	35	2,439

Net increase in cash and cash equivalents	$27,056	$5,076

Cash Flows from Operating Activities

We used $510,000 of cash in operating activities for the three months ended March 31, 2008, which was primarily attributable to:

•

$3.1 million used to pay down the higher year-end accrued liabilities relating primarily to personnel expenses of $1.2 million, $991,000 of the 2007 year-end income tax liability, reduction in accrued warranty costs by $421,000 due primarily to fewer units remaining under warranty, and a net decrease in accrued patent royalties by $302,000 due to the pay down of the higher liability from the fourth quarter of 2007;

•	$1.9 million cash used as a result of the increase in inventories due to the lower than expected revenue in the first quarter of 2008; offset by

•	$2.3 million cash generated from the collection of the higher accounts receivable balance as of December 31, 2007;

•	$788,000 of cash generated due to an increase in deferred revenue resulting primarily from higher service contract revenue; and

•

$1.1 million generated from the net loss of $542,000 after adjusting for non-cash related items primarily consisting of $1.3 million of stock-based compensation and $223,000 of depreciation and amortization.

We generated net cash from operating activities of $1.1 million in the three months ended March 31, 2007, which was primarily attributable to:

•

$3.8 million generated by net income after adjusting for non-cash related items primarily consisting of $1.3 million of stock-based compensation and $710,000 of tax benefit from stock option exercises; offset by

•

$2.8 million of net cash used to decrease our net operating assets and liabilities primarily consisting of $1.3 million decrease due to an increase in inventories and a $1.6 million decrease due to a reduction in accrued liabilities from the higher December 31, 2006 year-end balances that resulted from the strong fourth quarter 2006 operations.

Cash Flows from Investing Activities

We generated $27.5 million of cash from investing activities in the three months ended March 31, 2008, which was primarily generated from $39.9 million in net proceeds from the sales and maturities of marketable investments due to an attempt to reduce our exposure to the auction rate and variable rate demand note markets during the quarter, offset by $12.2 million of cash used to purchase marketable investments; and $186,000 cash used to purchase property and equipment primarily for the research and development function.

We generated $1.6 million of cash from investing activities for the three months ended March 31, 2008, which was primarily attributable to $1.9 million net proceeds from the sales and maturities of marketable investments, which was partially offset by $341,000 used to purchase property and equipment for primarily marketing and R&D functions.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three months ended March 31, 2008 was $35,000, which was from the proceeds from the issuance of stock through our stock option and employee stock purchase plans.

Net cash generated by financing activities in the three months ended March 31, 2007 was $2.4 million and was primarily attributable to the proceeds from the issuance of stock through our stock option and employee stock purchase plans and the excess tax benefits from the sale of these options.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $104.5 million as of March 31, 2008. Of this amount, we had $11.5 million invested in student loan, auction rate, securities that were rated AAA or better by a major credit rating agency and are either commercially insured or guaranteed by the FFELP or MELA. These securities were classified under the caption of ‘Marketable investments- long term portion’ in the Condensed Consolidated Balance Sheet. These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days — though auctions for our MELA securities are held every 360 days. Auctions for these securities have been failing since February 2008 due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security prospectus, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. Based on our ability to access our cash and other short-term investments and our expected operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual over the next twelve months.

Contractual Cash Obligations

The following summarizes our contractual obligations as of March 31, 2008 for minimum lease payments related to facility leases in California, Japan, Switzerland and France.

	Payments Due by Period ($’000’s)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,749	$1,273	$2,522	$2,796	$1,158

Income Tax Liability

As of March 31, 2008, we have included in our Condensed Consolidated Balance Sheet $1.5 million in long-term income tax liability with respect to unrecognized tax benefits and accrued interest. As of March 31, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur. As a result, this amount is not included in the Contractual Obligations table above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of March 31, 2008, we were not involved in any unconsolidated transactions.

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, we have entered into indemnification agreements with each of our directors and executive officers. In 2007, two of our executive officers were named as defendants in securities class action litigation—see Part II, Item 2—Legal Proceedings. Our exposure under the various indemnification obligations, including those under the indemnification agreements with our directors and executive officers, is unknown since the outcome of the securities litigation is unpredictable and the amount that could be payable thereunder is not reasonably estimable, and since other indemnification obligations involve future claims that may be made against us. We have not accrued or paid any amounts for any such indemnification obligations. However, we may record charges in the future as a result of these potential indemnification obligations, including those related to the securities class action litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2008 would have potentially declined by $610,000.

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

Two securities class action lawsuits were filed against us and two of our executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in our stock price. The plaintiffs claim to represent purchasers of our common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding our financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, we filed a motion to dismiss that complaint. A hearing on our motion is scheduled with the Court for May 22, 2008. We intend to defend this consolidated case vigorously. Although we retain director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Since the outcome of this litigation is unpredictable, and the amount that could be payable is not reasonably estimable, since we do not believe that a significant adverse result for us is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, LTD., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, we removed the case to federal court in the Northern District of Illinois, and filed our response to the complaint on February 29, 2008. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect that the number of unsolicited facsimiles could be large and potential liability may be substantial as a result. We intend to defend this case vigorously, including the plaintiff’s allegations seeking class certification. Since the outcome of this litigation is unpredictable, and since the amount that could be payable is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter. However, we may determine in the future that an accrual is required, and we may be required to pay damages in respect of this lawsuit, any of which could materially and adversely affect our results of operations, cash flows and financial condition. We have not tendered this lawsuit to our insurance carrier, may not do so, and, even if we do so, coverage may be disputed. Even if coverage is determined to apply, since the potential liability under this lawsuit could be substantial, our insurance coverage may not be sufficient to satisfy any damages or expenses that we may be required to pay.

ITEM 1A.	RISK FACTORS

The initiatives that we are implementing in an effort to improve our sales productivity, revenue and income could be unsuccessful, which could harm our business and may further depress the price of our stock.

In an effort to improve our revenue and income levels, we have implemented several strategic initiatives, including the restructuring of our North American sales professionals, launching our new Pearl product worldwide, and dedicating additional sales professionals to work in conjunction with PSS.

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

We historically provided guidance to the investment community regarding our anticipated future operating performance, both for the coming quarters and fiscal year. However, beginning with the release of our earnings for the quarter ended September 30, 2007, we have discontinued our practice of providing financial guidance.

Due to our decision to not provide public guidance, if, in the future, our actual results are below the expectations of third party financial analysts, our business could be harmed, the volatility of our stock price could increase, and our stock price could decline significantly as a result.

Our North American sales team has many new sales professionals. If we are unable to effectively train, retain and manage these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

As a result of our sales-expansion efforts and sales employee turnover in 2007, a significant number of our sales professionals and sales managers on our North American sales team had been in their respective roles for about a year or less. Our experience is that new sales professionals are at higher risk for employee turnover and generally take two to three quarters to achieve effective productivity levels. Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals and worldwide distribution network. If we fail to manage, or do not improve the productivity of, any material part of that network, including the North American sales team, this could lead to reduced revenue and employee turnover, which could materially harm our business. If we experience significant levels of attrition among our sales professionals or our sales managers, our revenue and profitability may be adversely affected as a result.

To successfully market and sell our products internationally, we must address many issues with which we have little or no experience.

For the quarter ended March 31, 2008, approximately 43% of our revenue was derived from international customers, which is a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform, we may be unable to increase or maintain our level of international revenue. We will need to expand the territories in which we sell our products and attract additional international distributors to grow our business. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, we may not be able to realize international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

In January 2008, a TCPA class action lawsuit was filed against us in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, LTD., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients without the prior express invitation or permission of the recipients. On February 22, 2008, we removed the case to federal court in the Northern District of Illinois, and filed our response to the complaint on February 29, 2008. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff in the lawsuit seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles could be large and potential liability may be substantial as a result.

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

Some of our competitors release new products more often and more successfully than we do. For example, in the second half of 2007, revenue from sales of our new Pearl product to new customers did not meet our expectations, although revenue from sales of Pearl upgrades to existing customers grew significantly. We believe that, to increase revenue from sales of new products and related upgrades, we need to continue developing our clinical support and increasing market awareness of the benefits of those new products. If we fail to successfully commercialize any of our products, our business could be harmed.

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

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, skin texture, pore size and pigmented lesions. Currently, these applications represent the majority of laser and other energy-based aesthetic procedures. To continue growing in the future, we must develop and acquire new and innovative aesthetic applications, identify new markets for our existing technology, and develop and acquire new technology from various platforms. To successfully expand our product offerings, we must, among other things:

•	Develop or acquire new products that either add to or significantly improve our current products;

•	Convince our customers and prospective customers that our new products or upgrades would be an attractive revenue-generating addition to their practices;

•	Sell our products to a broad customer base;

•	Identify new markets and alternative applications for our technology;

•	Protect our existing and future products with defensible intellectual property; and

•	Satisfy and maintain all regulatory requirements for commercialization.

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

•

Consumer confidence and disposable income, which may be impacted by political and macroeconomic conditions, such as recession, continuing increases in energy and food prices, high unemployment rates, increased interest rates and subprime mortgage failures; and

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. For the years ended December 31, 2007 and 2006, approximately 14% and 15% of our revenue came from PSS, respectively. Although we have dedicated additional sales professionals to work closely with, and increase the focus and attention on, our PSS relationship, it may take time for the increase in resources to result in an improvement in revenue from our PSS relationship. In addition, we can provide no assurances that the increased focus on PSS will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

Two securities class action lawsuits were filed against us in April and May 2007, respectively, based upon the decreases in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings, and the announcement of our revised 2007 guidance. Defending ourselves against this litigation could distract management and harm our business.

Two class action lawsuits were filed against us following declines in our stock price in the spring of 2007. On November 1, 2007, the court ordered the two cases consolidated. We will incur legal costs as a result of this litigation. Although we retain director and officer liability insurance, there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. This litigation may distract our management and consume resources that would otherwise have been directed toward operating our business. Each of these factors could harm our business.

We hold auction-rate securities (ARS) in our portfolio of investments. Due to failed auctions for some of our auction rate investments since February 2008, we are unable to readily liquidate our ARS into cash, future earnings could be reduced if we have to take an impairment charge, our business could be harmed and our stock price could decline significantly as a result.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, U.S. municipalities, and in bonds of high-quality corporate issuers. At March 31, 2008, we had marketable securities of $66.4 million, of which $11.5 million was invested in ARS, which are classified under the caption of ‘Marketable investments- long term portion’ in the Condensed Consolidated Balance Sheet. These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days — though auctions for some of the securities are held every 360 days. However, in the quarter ended March 31, 2008, auctions for each of our investments in ARS have failed due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument.

If in the future we are unable to liquidate our investments in ARS and / or there is an other-than-temporary impairment in their market value, our future earnings could be reduced if we have to take an impairment charge, our business could be harmed and our stock price could decline significantly as a result.

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

As of December 31, 2007, approximately 50% of our outstanding shares of common stock were held by ten institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2008, we had ten issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our investment portfolio consists of both high investment grade corporate and municipal securities that have a maximum effective maturity of up to two years. In addition to bonds, we invest in variable rate demand notes and auction-rate-securities whose interest rates reset generally every 35 days — though auctions for some of the securities are held every 360 days. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2008 would have potentially decreased by $610,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Amendment to 2004 Equity Incentive Plan

At our April 25, 2008 meeting of our Board of Directors, the Board approved amendments to our 2004 Equity Incentive Plan, and our stockholders will vote on whether to approve the amended 2004 Equity Incentive Plan at our June 12, 2008 Annual Meeting of Stockholders.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 6th day of May, 2008.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.