Form 10-Q
period 2008-06-30
CUTERA INC
filed 2008-08-04
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2008 was 12,779,692.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$20,464	$11,054
Marketable investments	75,872	88,510
Accounts receivable, net	9,157	10,692
Inventories	8,609	7,533
Deferred tax asset	7,899	8,058
Other current assets	2,137	1,955

Total current assets	124,138	127,802
Property and equipment, net	1,232	1,361
Long term investments	11,478	7,429
Intangibles, net	1,126	1,227
Deferred tax asset, net of current portion	1,021	834

Total assets	$138,995	$138,653

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,914	$2,350
Accrued liabilities	11,664	13,587
Deferred revenue	5,943	4,971

Total current liabilities	19,521	20,908
Deferred rent	1,676	1,639
Deferred revenue, net of current portion	5,891	5,593
Income tax liability	1,558	1,160

Total liabilities	28,646	29,300

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	77,737	74,871
Retained earnings	34,398	34,279
Accumulated other comprehensive income (loss)	(1,799)	190

Total stockholders’ equity	110,349	109,353

Total liabilities and stockholders’ equity	$138,995	$138,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net revenue	$24,754	$23,873	$46,372	$47,130
Cost of revenue	9,271	7,910	17,490	15,691

Gross profit	15,483	15,963	28,882	31,439

Operating expenses:
Sales and marketing	10,361	9,190	20,710	18,253
Research and development	2,004	1,923	3,789	3,671
General and administrative	3,023	2,900	5,964	5,918

Total operating expenses	15,388	14,013	30,463	27,842

Income (loss) from operations	95	1,950	(1,581)	3,597
Interest and other income, net	857	1,108	1,758	2,110

Income before income taxes	952	3,058	177	5,707
Provision for income taxes	291	1,024	58	1,918

Net income	$661	$2,034	$119	$3,789

Net income per share:
Basic	$0.05	$0.15	$0.01	$0.28

Diluted	$0.05	$0.14	$0.01	$0.26

Weighted-average number of shares used in per share calculations:
Basic	12,764	13,610	12,753	13,413

Diluted	13,465	14,666	13,457	14,655

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$119	$3,789
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,657	2,788
Tax benefit (shortfall) related to employee stock options	(51)	1,497
Excess tax benefit related to stock-based compensation expense	—	(833)
Depreciation and amortization	451	454
Change in deferred tax asset	(28)	184
Other	106	153
Changes in assets and liabilities:
Accounts receivable	1,446	378
Inventories	(1,093)	(1,681)
Other current assets	48	(113)
Accounts payable	(436)	(285)
Accrued liabilities	(1,923)	(807)
Deferred rent	37	107
Deferred revenue	1,270	1,184
Income tax liability	398	(56)

Net cash provided by operating activities	3,001	6,759

Cash flows from investing activities:
Acquisition of property and equipment	(221)	(758)
Acquisition of intangibles	—	(20)
Proceeds from sales of marketable investments	41,195	18,669
Proceeds from maturities of marketable investments	9,670	17,253
Purchase of marketable and long term investments	(44,495)	(44,682)

Net cash provided by (used in) investing activities	6,149	(9,538)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	260	3,073
Repurchase of common stock	—	(2,516)
Excess tax benefit related to stock-based compensation expense	—	833

Net cash provided by financing activities	260	1,390

Net increase (decrease) in cash and cash equivalents	9,410	(1,389)
Cash and cash equivalents at beginning of period	11,054	11,800

Cash and cash equivalents at end of period	$20,464	$10,411

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

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and long term investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and have not changed significantly as of June 30, 2008, except for the following:

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

At June 30, 2008, the Company held $13.4 million (par value), with an estimated fair value of $11.5 million, of either AAA or Aa3 rated municipal bonds with an auction interest rate reset feature, known as auction rate securities, or ARS. The ARS held by the Company are guaranteed either by the Federal Family Education Loan

Program or the Maine Education Loan Authority and were issued for the purpose of financing student loans. ARS have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. Until February 2008, the market for the Company’s ARS was highly liquid. Since February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by the Company in ARS which are the subject of a failed auction, the Company may not be able to access the funds without a loss of principal, unless a future auction of these investments is successful or the issuer redeems the security. As of June 30, 2008, the Company has classified its ARS investment balance as long term investments because of the Company’s belief that it could take more than one year before they are readily marketable. The Company has also modified its current investment strategy and increased its investments in more liquid money market funds.

At June 30, 2008, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated their fair values using valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

As of June 30, 2008, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,464	$—	$—	$20,464
Short term marketable investments:
Available-for-sale securities	—	75,872	—	75,872
Long term investments:
Available for sale ARS	—	—	11,478	11,478

Total assets at fair value	$20,464	$75,872	$11,478	$107,814

The table presented below summarizes the change in carrying value associated with Level 3 financial assets (long term investments) for the three and six months ended June 30, 2008 (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
Balance at March 31, 2008 and December 31, 2007	$11,503	$—
Transfers into Level 3	—	13,400
Sales, settlements and purchases, net, during the period	—	—
Total gains or losses (realized or unrealized)
Included in earnings	—	—
Included in other comprehensive loss	(25)	(1,897)

Balance at March 31, 2008 and June 30, 2008	$11,478	$11,503

In accordance with the guidance provided in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SAB Topic 5M, “Accounting for Noncurrent Marketable Equity Securities “ the Company determines when an investment is other-than-temporarily impaired by performing quarterly reviews of its investments. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other than temporary impairment, the Company considers available quantitative and qualitative evidence, including, among other factors, the Company’s intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. For the six months ended June 30, 2008, the Company determined the loss in value of its ARS to be temporary and accordingly recorded $1.9 million as a component of “Accumulated other comprehensive income (loss).” If the current market conditions deteriorate further, or a recovery in market values does not occur, the Company may be required to record additional unrealized or realized losses in future quarters.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material impact on its Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the potential impact of adopting FSP FAS 142-3.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating what impact the adoption of the provisions of FSP 157-2 will have on its financial statements.

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

Note 2. Balance Sheet Details

Cash, Cash Equivalents, Marketable Investments and Long Term Investments:

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities, carried at fair value with unrealized gains and losses reported in other comprehensive income (loss), held for use in current operations and classified in current assets as “Marketable investments” and in long term assets as “Long term investments.”

The following is a summary of cash, cash equivalents, marketable investments and long term investments:

June 30, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$20,464	$—	$—	$20,464
Marketable investments	75,749	123	—	75,872
Long term investments	13,400	—	(1,922)	11,478

	$109,613	$123	$(1,922)	$107,814

December 31, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Unrealized Losses	Fair Market Value
Cash and cash equivalents	$11,054	$—	$—	$11,054
Marketable investments	88,320	190	—	88,510
Long term investments	7,429	—	—	7,429

	$106,803	$190	$—	$106,993

Inventories:

Inventories consist of the following (in thousands):

	June 30, 2008	December 31, 2007
Raw materials	$4,936	$3,313
Finished goods	3,673	4,220

	$8,609	$7,533

Intangible Assets:

Intangible assets are principally comprised of a technology sublicense acquired in 2002, a patent sublicense acquired in 2006 and other intangibles. The components of intangible assets were as follows (in thousands):

	June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent sublicense	$1,218	$311	$907
Technology sublicense	538	328	210
Other intangibles	185	176	9

Total	$1,941	$815	$1,126

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent sublicense	$1,218	$241	$977
Technology sublicense	538	302	236
Other intangibles	185	171	14

Total	$1,941	$714	$1,227

For the six months ended June 30, 2008 and 2007, amortization expense for intangible assets was $101,000 and $138,000, respectively.

Based on intangible assets recorded at June 30, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2008 remainder	$101
2009	196
2010	192
2011	192
2012	158
2013 and thereafter	287

Total	$1,126

Note 3. Stock-based Compensation

The pre-tax stock-based compensation expense recognized during the three and six months ended June 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of sales	$202	$217	$426	$449
Sales and marketing	410	401	850	848
Research and development	119	156	273	363
General and administrative	596	671	1,108	1,128

Total stock-based compensation expense	$1,327	$1,445	$2,657	$2,788

Note 4. Net Income Per Share

Basic net income per share is calculated by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, Employee Stock Purchase Plan, or ESPP, shares and restricted stock units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), “Share-Based Payment (revised 2004) ,” or SFAS 123(R), and SFAS No. 128, “Earnings Per Share.”

The following table sets forth the computation of basic and diluted net income and the weighted average number of shares used in computing basic and diluted net income per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Numerator:
Net income available to common stockholders – Basic and Diluted	$661	$2,034	$119	$3,789

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income per share	12,764	13,610	12,753	13,413
Dilutive potential common shares used in computing diluted net income per share	701	1,056	704	1,242

Total weighted-average number of shares used in computing diluted net income per share	13,465	14,666	13,457	14,655

Anti-dilutive securities

The following number of outstanding options, prior to the application of the treasury stock method, were excluded from the computation of diluted net income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Options to purchase common stock	1,942	625	1,786	591

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of June 30, 2008 and June 30, 2007, were as follows (in thousands):

	June 30, 2008	June 30, 2007
Balance at December 31, 2007 and 2006	$10,564	$6,652
Add: Payments received	5,253	4,012
Less: Revenue recognized	(3,982)	(2,821)

Balance at June 30, 2008 and 2007	$11,835	$7,843

Costs incurred under service contracts during the three months ended June 30, 2008 and 2007, amounted to $1.2 million and $566,000, respectively. Costs incurred under service contracts during the six months ended June 30, 2008 and 2007, amounted to $2.2 million and $1.0 million, respectively. All service contract costs are recognized as incurred.

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable and long term investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of other comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$661	$2,034	$119	$3,789
Unrealized loss on marketable and long term investments	(347)	(54)	(1,989)	(41)

Comprehensive income (loss)	$314	$1,980	$(1,870)	$3,748

Note 7. Income Taxes

The interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, reduced primarily by research and development tax credits (U.S. federal income tax credits in 2007 but not in 2008) and tax exempt interest income. The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The decrease in the effective tax rate for the three and six months ended June 30, 2008, to 31% and 33%, compared to 33% and 34% for the same periods in 2007, respectively, was primarily attributable to tax exempt interest income being a larger percentage of the projected pre-tax income for fiscal year 2008, compared to fiscal year 2007.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.0 million and $1.8 million at June 30, 2008 and 2007, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of June 30, 2008, the Company had included in its Condensed Consolidated Balance Sheet $1.6 million in long term income tax liability with respect to unrecognized tax benefits and accrued interest. In general, the Company’s income tax returns are subject to examination by U.S. federal tax authorities for tax years 2004 onward and by various U.S. state and foreign tax authorities for tax years 2003 onward. The Company is currently under audit by the Internal Revenue Service (IRS) for federal income tax years ended December 31, 2005 and 2006. In addition, other state and international tax authorities audit the Company’s tax returns from time to time. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period it determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of June 30, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur.

Note 8. Commitments and Contingencies

Litigation

Two securities class action lawsuits were filed against the Company and two of its executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. The Court held a hearing on this motion on May 22, 2008 but has not yet issued its ruling. The Company retains director and officer liability insurance, though there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. The Company intends to defend this case vigorously. Since the outcome of this litigation is unpredictable and not reasonably estimable, and since the Company does not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois, and filed its response to the complaint on February 29, 2008. Although the Company is continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, the Company expects that the number of unsolicited facsimiles could be large and potential liability may be substantial as a result. The Company retains general liability insurance, with one insurer covering the first two years of the four-year period preceding the lawsuit, and a second insurer covering the latter two years of that four-year period. The first carrier has agreed to defend the Company subject to a reservation of rights. The second carrier has declined coverage. The Company intends to defend this case vigorously. Since the outcome of this litigation is unpredictable and not reasonably estimable, and since the Company does not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and other lawsuits in the normal course of its business. As of June 30, 2008, the Company is not a party to any other material pending litigation.

Facility Leases

The Company leases its office and manufacturing facility in Brisbane, California, and also leases offices in Japan, Switzerland and France under operating leases. These leases qualify for operating lease accounting treatment under SFAS No. 13. The following is a schedule of non-cancellable operating lease payments (in thousands):

Fiscal Year Ending December 31,
2008 (remainder)	$635
2009	1,267
2010	1,258
2011	1,317
2012	1,429
2013 and thereafter	1,544

Future minimum rental payments	$7,450

Warranty Obligations

The Company provides standard one-year or two-year warranty coverage on its systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to cost of revenue when revenue is recognized. The estimated warranty cost is based on historical product performance. Utilizing actual service records, the Company calculates the average service hours and parts expense per system, and applies the actual labor and overhead rates to determine the estimated warranty charge. The Company updates these estimated charges every quarter.

The following table provides the changes in the product warranty accrual for the six months ended June 30, 2008 and 2007 (in thousands):

	June 30, 2008	June 30, 2007
Balance at December 31, 2007 and 2006	$2,725	$3,055
Accruals for warranties issued during the period	2,613	2,361
Settlements made during the period	(3,001)	(2,676)

Balance at June 30, 2008 and 2007	$2,337	$2,740

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2008.

Income Taxes

The Company is currently under audit for the years ended December 31, 2005 and 2006 by the Internal Revenue Service. In addition, other state and international tax authorities audit the Company’s tax returns from time to time. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period the Company determines the liabilities are no longer necessary. If the Company’s estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of June 30, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur.

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

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2007 as contained in our annual report on Form 10-K filed with the SEC on March 13, 2008. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, expectations regarding new products and applications, expectations for improvements in our sales and distribution network, future capital expenditures and requirements and the impact of exchange rate volatility. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 18, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2008.

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

During the three and six months ended June 30, 2008, compared to the same periods in 2007, our U.S. revenue decreased by 18% and 20%, respectively. In comparison, in the three and six months ended June 30, 2007, compared to the same periods in 2006, our U.S. revenue decreased by 8% and 1%, respectively. We believe the decrease in U.S. revenue growth rates during the first half of 2008 was primarily attributable to an economic slowdown, which caused physicians to delay their decisions to purchase capital equipment and which led to lower-than-expected productivity from our North American sales team.

For the three and six months ended June 30, 2008, compared to the respective periods in the prior year, our international revenue increased by 41% and 34%, respectively. During the three and six months ended June 30, 2007, compared to the same periods in 2006, our international revenue increased by 10% and 17%. The increase in international revenue growth was primarily attributable to the continuing investments in our international sales distribution channels. These efforts have resulted in increased revenue from several of our geographic locations, with growth primarily sourced from Australia, Canada and emerging global markets.

For the three and six months ended June 30, 2008, our gross margin declined to 63% and 62%, compared to 67% in the same periods of 2007. This decrease in gross margin was primarily attributable to:

•	Higher Service revenue, as a percentage of total revenue, which has a lower gross margin than our other revenue categories;

•	Increased international revenue from countries where we sell through distributors, which has a lower gross margin than our direct revenue; and

•	Reduced leverage of our fixed operating costs in the first quarter of 2008, due to lower than expected revenue.

Sales and marketing expenses for the three and six months ended June 30, 2008, compared to the same periods in 2007, increased by $1.2 million and $2.5 million, respectively. This increase was primarily attributable to higher personnel related expenses related to our international sales and distribution network and higher international advertising and promotions expenses. As a percentage of revenue, sales and marketing expenses for the three and six months ended June 30, 2008, increased to 42% and 45%, respectively, compared to 39% in the same periods in 2007. This increase in sales and marketing expenses as a percentage of revenue was primarily attributable to lower than expected revenue in the U.S.

Our general and administrative expenses increased slightly in the three and six months ended June 30, 2008, compared to the respective periods in 2007, due primarily to higher legal fees associated with defending the class action lawsuits. For details relating to these lawsuits, see Part II, Item 1 “Legal Proceedings.”

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

Critical Accounting Policies and Estimates

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 13, 2008. There have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.

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

At June 30, 2008, total financial assets measured and recognized at fair value were $107.8 million and of these assets, $11.5 million, or 11%, were financial assets that were measured and recognized using significant unobservable inputs (Level 3). There were no non-financial assets or liabilities measured at fair value as of June 30, 2008. Our financial assets were either AAA or Aa3 rated municipal bonds with an auction interest rate reset feature, known as auction rate securities, or ARS.

The ARS held, were guaranteed either by the Federal Family Education Loan Program, or FFELP, or the Maine Education Loan Authority, or MELA, and were issued for the purpose of financing student loans. ARS have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period. Until February 2008, the market for the Company’s ARS was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction of these investments are successful or the issuers redeem the securities. As of June 30, 2008, we classified the ARS investment balance as long term investments because of our belief that it could take more than one year before they are readily marketable. In addition, we also modified our current investment strategy and increased our investments in more liquid money market funds.

Given observable ARS market information was not available to determine the fair value of our ARS, we compared the fair value of our securities to a model using the discount rate adjustment technique as well as transaction data and bid-ask spread data for other similar illiquid securities from a secondary market. In determining the fair value using the discount rate adjustment technique, there were several significant assumptions, including:

•	Projected interest income (3.0% to 3.85%) and principal payments through the legal maturity of the securities.

•

Market risk adjusted discount rate, which was based on the ‘London Inter-Bank Offered Rate’ of 2.5% as of June 30, 2008 adjusted for an expected yield premium of approximately 200 basis points to compensate for the current lack of liquidity resulting from failing auctions for such securities.

•

No default or credit risk adjustments to the discount rate, given the ARS in our portfolio were all AAA or Aa3 rated by a nationally recognized rating agency, collateralized by student loans and repayment of the underlying obligations guaranteed by either a U.S. federal or municipal government institution.

While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates. See Note 1 “Summary of Significant Accounting Policies” to Notes to Condensed Consolidated Financial Statements for definitions of Level 2 and Level 3 inputs. Based on the results of our fair value measurement, the net carrying value of our ARS as of March 31, 2008 was $11.5 million, which was classified as “Long term investments” on our Condensed Consolidated Balance Sheets.

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

Based on the results of our fair value measurement relating to our ARS, we recognized an unrealized loss of $1.9 million for the six months ended June 30, 2008, which was included in “Accumulated other comprehensive income (loss).” We determine when an investment is other-than-temporarily impaired by performing quarterly reviews of our portfolio of investments. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, we record an impairment charge to our statement of operations and a new cost basis in the investment is established. As of June 30, 2008, we determined the loss in value of our ARS to be temporary, given it resulted primarily from the liquidity risk (rather than credit risk), and we anticipate realizing the par value of our ARS because we intend to hold them until they are redeemed or until they can be sold in a market that facilitates orderly transactions.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” or SFAS 162. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles in the United States. This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect SFAS 162 to have a material impact on our Consolidated Financial Statements.

In April 2008, the FASB issued FASB Staff Position, or FSP, FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 removes the requirement of SFAS 142, “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of an acquired intangible asset, whether the intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions associated with the intangible asset. FSP FAS 142-3 replaces the previous useful-life assessment criteria with a requirement that an entity considers its own experience in renewing similar arrangements. If the entity has no relevant experience, it would consider market participant assumptions regarding renewal. FSP FAS 142-3 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the potential impact of adopting FSP FAS 142-3.

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating what impact the adoption of the provisions of FSP 157-2 will have on our Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” or SFAS 160. This issuance amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for the Company beginning January 1, 2009. Though this pronouncement is not expected to have an effect on our consolidated financial position, annual results of operations or cash flows, if it were to acquire another entity, we would be required to account for it in accordance with this pronouncement.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Consolidated Statement of Operations- Operating Ratios:
Net revenue	100%	100%	100%	100%
Cost of revenue	37%	33%	38%	33%

Gross margin	63%	67%	62%	67%

Operating expenses:
Sales and marketing	42%	39%	45%	39%
Research and development	8%	8%	8%	8%
General and administrative	12%	12%	13%	12%

Total operating expenses	62%	59%	66%	59%

Income (loss) from operations	1%	8%	(4)%	8%
Interest and other income, net	3%	5%	4%	4%

Income before income taxes	4%	13%	0%	12%
Provision for income taxes	1%	4%	0%	4%

Net income	3%	9%	0%	8%

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Revenue mix by geography:
United States	$12,383	(18)%	$15,124	$24,768	(20)%	$30,970
International	12,371	41%	8,749	21,604	34%	16,160

Consolidated total revenue	$24,754	4%	$23,873	$46,372	(2)%	$47,130

United States as a percentage of total revenue	50%		63%	53%		66%
International as a percentage of total revenue	50%		37%	47%		34%
Revenue mix by product category:
Products	$18,364	4%	$17,694	$33,690	(6)%	$36,011
Product upgrades	2,154	(26)%	2,897	4,385	(9)%	4,819
Service	2,686	30%	2,060	5,391	36%	3,976
Titan handpiece refills	1,550	27%	1,222	2,906	25%	2,324

Consolidated total revenue	$24,754	4%	$23,873	$46,372	(2)%	$47,130

During the three and six months ended June 30, 2008, compared to the same periods in 2007, our U.S. revenue decreased by 18% and 20%, respectively. In comparison, in the three and six months ended June 30, 2007, compared to the same periods in 2006, our U.S. revenue decreased by 8% and 1%, respectively. We believe the decrease in U.S. revenue growth rates during the first half of 2008 was primarily attributable to an economic slowdown, which caused physicians to delay their decisions to purchase capital equipment and which led to lower-than-expected productivity from our North American sales team. For the three and six months ended June 30, 2008, compared to the respective periods in the prior year, our international revenue increased by 41% and 34%, respectively. During the three and six months ended June 30, 2007, compared to the same periods in 2006, our international revenue increased by 10% and 17%. The increase in international revenue growth was primarily attributable to the continuing investments in our international sales distribution channels. These efforts have resulted in increased revenue from several of our geographic locations, with growth primarily sourced from Australia, Canada and emerging global markets.

During the three and six months ended June 30, 2008, compared to the same periods in 2007, our Product revenue increased by 4% and decreased by 6%, respectively. This reflects the higher international sales of our multi-application Xeo and CoolGlide products, increased revenue from our Pearl application included in systems sold, offset by slower revenue growth in the U.S. due to an economic slowdown. Our Product upgrade revenue in the second quarter and six months ended June 30, 2008, compared to the same periods in 2007, decreased by 26% and 9%, respectively. This was primarily attributable to reduced Product upgrade revenue from our Pearl product, which was launched in the second quarter ended June 30, 2006 which was the result of the increased revenue in that period. Our Service revenue increased by 30% and 36% in the three and six months ended June 30, 2008, compared to the same periods in 2007, due primarily to the increased installed base of customers purchasing extended service contracts. Our Titan handpiece refills revenue growth of 27% and 25% in the three and six months ended June 30, 2008, compared to the same periods in 2007, was due primarily to an increase in sales of Titan XL refills and because this has a higher average selling price than our Titan V and S.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Gross profit	$15,483	(3)%	$15,963	$28,882	(8)%	$31,439
As a percentage of total revenue	63%		67%	62%		67%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. For the three and six months ended June 30, 2008, our gross margin declined to 63% and 62%, respectively, compared to 67% in the respective periods of 2007. This decrease in gross margin was primarily attributable to:

•	Higher Service revenue, as a percentage of total revenue, which has a lower gross margin than our other revenue categories;

•	Increased international revenue from countries where we sell through distributors, which has a lower gross margin than our direct revenue; and

•	Reduced leverage of our fixed operating costs in the first quarter of 2008, due to lower than expected revenue.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Sales and marketing	$10,361	13%	$9,190	$20,710	13%	$18,253
As a percentage of total revenue	42%		39%	45%		39%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. For the three and six months ended June 30, 2008, compared to the respective periods in 2007, sales and marketing expenses increased by $1.2 million and $2.5 million, respectively. This increase in expenses was primarily attributable to $772,000 and $1.4 million of higher personnel and travel related expenses resulting from the increased headcount in international sales and marketing in the three and six months ended June 30, 2008, compared to the same periods in the prior year, respectively. As a percentage of revenue, sales and marketing expenses for the three and six months ended June 30, 2008, increased to 42% and 45%, respectively, compared to 39% in the same periods in 2007. This increase in sales and marketing expenses as a percentage of revenue was primarily attributable to lower than expected revenue in the U.S.

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Research and development	$2,004	4%	$1,923	$3,789	3%	$3,671
As a percentage of total revenue	8%		8%	8%		8%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. In the three and six months ended June 30, 2008, R&D expenses increased slightly from the same periods in the prior year and were 8% of net revenue for each of those periods. The slight increase in R&D expenses was a result of $114,000 and $75,000 of higher employee expenses, due to increased engineering headcount, and consultant fees incurred in the three and six months ended June 30, 2008, compared to the same periods in the prior year.

General and Administrative (G&A)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
General and Administrative	$3,023	4%	$2,900	$5,964	1%	$5,918
As a percentage of total revenue	12%		12%	13%		12%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. In the three and six months ended June 30, 2008, compared to the respective periods in 2007, G&A expenses increased by $123,000 and $46,000. This increase was primarily attributable to higher professional consulting fees related to legal, accounting and tax related matters of $381,000 and $538,000, offset by lower personnel related expenses of $208,000 and $328,000, in the three and six months ended June 30, 2008, compared to the same periods in the prior years, respectively.

In April and May 2007, two securities class action lawsuits were filed against us and were later consolidated into one lawsuit. Given that we retain director and officer liability insurance with a deductible, this litigation is not expected to have a material impact on our general and administrative expenses in the second half of 2008. In addition, in January 2008, a federal Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us. We have not accrued for any potential liability associated with these lawsuits. For additional details relating to these lawsuits see Part II, Item 1 “Legal Proceedings.”

Interest and Other Income, Net

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Interest and other income, net	$857	(23)%	$1,108	$1,758	(17)%	$2,110

Interest and other income, net, decreased by 23% and 17% in the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, due primarily to reduced tax-exempt interest yields resulting primarily from the federal reserve cutting interest rates in 2007 and 2008. Additionally, we had a lower average invested balance in the three and six months ended June 30, 2008, of $108.1 million and $108.4 million, compared to $113.3 million and $111.8 million in the same periods in 2007, respectively.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2008	Change	2007	2008	Change	2007
Income before income taxes	$952	$(2,106)	$3,058	$177	$(5,530)	$5,707
Provision for income taxes	291	(733)	1,024	58	(1,860)	1,918
Effective tax rate	31%		33%	33%		34%

Our interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits (U.S. federal income tax credits in 2007 but not in 2008) and tax exempt interest income. The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The decrease in the effective tax rate for the three and six months ended June 30, 2008, to 31% and 33%, compared to 33% and 34% for the same periods in 2007, respectively, was primarily attributable to tax exempt interest income being a larger percentage of the projected pre-tax income for fiscal year 2008, compared to fiscal year 2007.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations, marketable investments, long term investments, stock option exercises and employee stock purchases. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs.

Cash, Cash Equivalents, Marketable Investments and Long Term Investments Summary

The following table summarizes our cash, cash equivalents, marketable investments and long term investments (in thousands):

	June 30, 2008	December 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$20,464	$11,054	$9,410
Marketable investments	75,872	88,510	(12,638)
Long term investments	11,478	7,429	4,049

Total	$107,814	$106,993	$821

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Net cash flow provided by (used in):
Operating activities	$3,001	$6,759
Investing activities	6,149	(9,538)
Financing activities	260	1,390

Net increase/(decrease) in cash and cash equivalents	$9,410	$(1,389)

Cash Flows from Operating Activities

We generated net cash from operating activities of $3.0 million for the six months ended June 30, 2008, which was primarily attributable to:

•

$3.3 million generated from net income of $119,000 after adjusting for non-cash related items primarily consisting of $2.7 million of stock-based compensation, depreciation and amortization of $451,000 and other items of $27,000, net;

•	$1.4 million of cash generated from the collection of the higher accounts receivable balance as of December 31, 2007;

•	$1.3 million of cash generated due to an increase in deferred revenue resulting primarily from higher service contract revenue; offset by

•

$1.9 million used to pay down the higher year-end accrued liabilities relating primarily to personnel expenses of $304,000, net reduction of $959,000 of the income tax payable due to the payment of the 2007 year-end income tax liability, and $563,000 relating to the reduction in accrued warranty costs due primarily to fewer units remaining under warranty;

•	$1.1 million cash used as a result of an increase in inventories due to the lower than expected revenue in the first half of 2008 and to ramp up production of new products.

We generated net cash from operating activities of $6.8 million in the six months ended June 30, 2007, which was primarily attributable to:

•

$3.8 million generated by net income adjusted for non-cash related items of $4.2 million, net, (primarily $2.8 million of stock-based compensation and $664,000, net, of tax benefit from stock option exercises);

•	$1.2 million generated by an increase in deferred revenue, due primarily to an increase in customers purchasing prepaid service contracts; offset by

•	$1.7 million of cash used to increase inventories, in preparation for the higher anticipated product shipments in the second half of 2007; and

•	$807,000 used to pay down the higher year-end accrued liabilities, which resulted partially from increased revenue in the fourth quarter of 2006.

Cash Flows from Investing Activities

We generated $6.1 million of cash from investing activities in the six months ended June 30, 2008, which was primarily generated from:

•

$50.9 million in net proceeds from the sales and maturities of marketable investments due to an attempt to reduce our exposure to the auction rate and variable rate demand note markets during the six months ended June 30, 2008; offset by

•	$44.5 million of cash used to purchase marketable and long term investments; and

•	$221,000 cash used to purchase property and equipment primarily for the research and development function.

We used $9.5 million of cash in investing activities for the six months ended June 30, 2007. This was primarily attributable to:

•	$44.7 million of cash used to purchase marketable investments from the cash generated by operations, sales and maturities of investments;

•

$758,000 cash used to purchase property and equipment for primarily marketing and research and development functions; offset by $35.9 million of net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2008 was $260,000, which resulted from the proceeds of the issuance of stock through our stock option and employee stock purchase plans.

Net cash generated by financing activities in the six months ended June 30, 2007 was $1.4 million, which was attributable to $3.1 million proceeds from the issuance of stock through our stock option and employee stock purchase plans, $833,000 from the excess tax benefits relating to the sale of these options, partially offset by $2.5 million of cash used to repurchase and retire shares of our common stock pursuant to a stock repurchase program.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments and long term investments of $107.8 million as of June 30, 2008. Of this amount, we had $11.5 million invested in student loan ARS that were rated AAA or Aa3 by a major credit rating agency and are either commercially insured or guaranteed by the FFELP or MELA. These securities were classified under the caption of “Long term investments” in the Condensed Consolidated Balance Sheet. These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days — though auctions for our MELA securities are held every 360 days. Auctions for these securities have been failing since February 2008 due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security prospectus, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. Based on our ability to access our cash, cash equivalents and other short term marketable investments and our expected operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual over the next twelve months.

Contractual Cash Obligations

The following summarizes our contractual obligations as of June 30, 2008 for minimum lease payments related to facility leases in California, Japan, Switzerland and France.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,450	$1,303	$2,517	$2,858	$772

Income Tax Liability

As of June 30, 2008, we have included in our Condensed Consolidated Balance Sheet $1.6 million in long term income tax liability with respect to unrecognized tax benefits and accrued interest. As of June 30, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur. As a result, this amount is not included in the Contractual Obligations table above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of June 30, 2008, we were not involved in any unconsolidated transactions.

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

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2008 would have potentially declined by $1.9 million.

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

Two securities class action lawsuits were filed against us and two of our executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in our stock price. The plaintiffs claim to represent purchasers of our common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding our financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, we filed a motion to dismiss that complaint. The Court held a hearing on our motion on May 22, 2008 but has not yet issued its ruling. We intend to defend this case vigorously. Although we retain director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Since the outcome of this litigation is unpredictable and is not reasonably estimable, and since we do not believe that a significant adverse result for us is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, we removed the case to federal court in the Northern District of Illinois, and filed our response to the complaint on February 29, 2008. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect that the number of unsolicited facsimiles could be large and potential liability may be substantial as a result. We retain general liability insurance, with one insurer covering the first two years of the four-year period preceding the lawsuit, and a second insurer covering the latter two years of that four-year period. The first carrier has agreed to defend us subject to a reservation of rights. The second carrier has declined coverage. We intend to defend this case vigorously. Since the outcome of this litigation is unpredictable and not reasonably estimable, and since we do not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

ITEM 1A.	RISK FACTORS

The initiatives that we are implementing in an effort to improve our sales productivity, revenue and income could be unsuccessful, which could harm our business and may further depress the price of our stock.

In an effort to improve our revenue and income levels, we have implemented several strategic initiatives, including the restructuring of our North American sales professionals.

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

We have many new sales professionals in our sales team. If we are unable to effectively train, retain and manage these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Many of our sales professionals and sales managers on our sales team have been in their respective roles for about a year or less. Our experience is that new sales professionals are at higher risk for employee turnover and generally take two to three quarters to achieve effective productivity levels. Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals and worldwide distribution network. If we fail to manage, or do not improve the productivity of, any material part of that network, including the North American sales team, this could lead to reduced revenue and employee turnover, which could materially harm our business. If we experience significant levels of attrition among our sales professionals or our sales managers, our revenue and profitability may be adversely affected as a result.

To successfully market and sell our products internationally, we must address many issues with which we have little or no experience.

Our international revenue has increased as a percentage of our total revenue and represented approximately 50% and 47% of our revenue for the three and six months ended June 30, 2008, respectively, in contrast to 37% and 34% for the three and six months ended June 30, 2007, respectively. Increasing our revenue from international customers, is a material component of our growth strategy. We depend on third-party distributors and a relatively new direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform, we may be unable to increase or maintain our level of international revenue. We will need to expand the territories in which we sell our products and attract additional international distributors to grow our business. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, we may not be able to realize international revenue growth. Additionally, we expect to expand our direct sales force in Europe and Asia. If we are unable to hire, retain and obtain satisfactory performance from such additional personnel, our revenue from international operations may be adversely affected.

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

Under the federal Telephone Consumer Protection Act recipients of unsolicited facsimile “advertisements” may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations.

In January 2008, a TCPA class action lawsuit was filed against us in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. On February 22, 2008, we removed the case to federal court in the Northern District of Illinois, and filed our response to the complaint on February 29, 2008. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect the number of unsolicited facsimiles could be large and potential liability may be substantial as a result.

We retain general liability insurance, with one carrier covering the first two years of the four-year period preceding the lawsuit, and a second carrier covering the latter two years of that four-year period. The first carrier has agreed to defend us subject to a reservation of rights. The second carrier has declined coverage. There is no assurance that these insurance policies will cover the claims that are made or will insure us fully for all losses.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, U.S. municipalities, and in bonds of high-quality corporate issuers. At June 30, 2008, we had marketable securities of $75.9 million and $11.5 million of ARS, which are classified under the caption of ‘Long term investments’ in the Condensed Consolidated Balance Sheets. These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days — though auctions for some of the securities are held every 360 days. However, since February 2008, auctions for each of our investments in ARS have failed due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument.

If in the future we are unable to liquidate our investments in ARS or there is an other-than-temporary impairment in their market value, our future earnings would be reduced if we have to take an impairment charge, our business could be harmed and our stock price could decline significantly as a result.

Any acquisitions that we make could disrupt our business and harm our financial condition.

We expect to evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations and we may incur significant legal, accounting ad banking fees in connection with such a transaction. In addition, if we purchase a company that is not profitable, our cash balances may be reduced or depleted, to fund such company’s business. We do not have any experience as a team with acquiring companies or products. If we decide to expand our product offerings beyond laser and other energy-based products, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish our available cash balances to us for other uses, and any stock acquisition could be dilutive to our stockholders.

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

As of June 30, 2008, approximately 58% of our outstanding shares of common stock were held by ten institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2008, we had ten issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	A lack of long term supply arrangements for key components with our suppliers;

•	Inability to obtain adequate supply in a timely manner, or on reasonable terms;

•	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;

•	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and,

•	Delay in supplier deliveries.

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

Our profit margins may vary over time.

Our profit margins may be adversely affected by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of, our inventory, shifts in our product mix and increased expenses associated with repairing defective products covered by our warranty program. In addition, the competitive market environment in which we operate may adversely affect pricing for our products. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed. If we experience a decrease in shipment volume, or have to reduce our pricing to remain competitive, or experience a greater than expected failure rate for any of our products, our gross and operating margins will be adversely impacted.

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

Our investment portfolio consists of both high investment grade corporate and municipal securities that have a maximum effective maturity of up to two years. In addition to bonds, we have investments in ARS whose interest rates reset generally every 35 days — though auctions for some of the ARS are held every 360 days. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2008 would have potentially decreased by $1.9 million, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income.

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

Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates could be unfavorably affected by changing interpretations of existing tax laws or regulations, changes in estimates of prior years’ items, unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, changes in the valuation of our deferred tax assets and liabilities, future levels of research and development spending, approval of the law by the U.S. Congress with respect to the federal research and development tax credit, deductions for employee stock option exercises being different from what we projected, and changes in overall levels of income before taxes.

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

The Annual Meeting of Stockholders of Cutera, Inc. was held on June 12, 2008 at the Company’s offices in Brisbane, California. Of the 12,743,553 shares of Common Stock outstanding as of April 18, 2008 (the record date), 11,996,782 shares, or 94%, were present or represented by proxy at the meeting.

1.	The table below presents the results of the election to the Company’s board of directors.

	Votes for	Votes Withheld
Kevin P. Connors	8,280,087	3,716,695
David A. Gollnick	8,276,087	3,720,695

The name of each director other than Messrs. Connors and Gollnick, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

•	David B. Apfelberg

•	Annette J. Campbell-White

•	W. Mark Lortz

•	Timothy J. O’Shea

•	Jerry P. Widman

2.	The stockholders approved the adoption of the Company’s 2004 Equity Incentive Plan (as amended). This proposal received 8,158,595 votes for, 1,691,887 votes against, 15,946 abstentions and 2,130,354 non votes.

3.	The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008. This proposal received 11,972,657 votes for, 16,504 votes against and 7,621 abstentions.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 4th day of August, 2008.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.