Form 10-Q
period 2008-09-30
CUTERA INC
filed 2008-11-03
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of Registrant’s common stock issued and outstanding as of October 24, 2008 was 12,779,692.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$26,683	$11,054
Marketable investments	71,662	88,510
Accounts receivable, net	6,486	10,692
Inventories	8,753	7,533
Deferred tax asset	7,938	8,058
Other current assets	2,322	1,955

Total current assets	123,844	127,802
Property and equipment, net	1,378	1,361
Long term investments	11,028	7,429
Intangible assets, net	1,076	1,227
Deferred tax asset, net of current portion	814	834

Total assets	$138,140	$138,653

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,120	$2,350
Accrued liabilities	10,030	13,587
Deferred revenue	6,518	4,971

Total current liabilities	18,668	20,908
Deferred rent	1,695	1,639
Deferred revenue, net of current portion	5,652	5,593
Income tax liability	1,367	1,160

Total liabilities	27,382	29,300

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	79,166	74,871
Retained earnings	31,645	34,279
Accumulated other comprehensive income (loss)	(66)	190

Total stockholders’ equity	110,758	109,353

Total liabilities and stockholders’ equity	$138,140	$138,653

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net revenue	$19,110	$28,143	$65,482	$75,273
Cost of revenue	7,823	9,607	25,313	25,298

Gross profit	11,287	18,536	40,169	49,975

Operating expenses:
Sales and marketing	8,076	10,586	28,786	28,839
Research and development	1,828	1,764	5,617	5,435
General and administrative	2,583	3,078	8,547	8,996

Total operating expenses	12,487	15,428	42,950	43,270

Income (loss) from operations	(1,200)	3,108	(2,781)	6,705
Interest and other income, net	733	1,096	2,491	3,206
Other-than-temporary impairment of long term investments	(2,372)	—	(2,372)	—

Income (loss) before income taxes	(2,839)	4,204	(2,662)	9,911
Provision (benefit) for income taxes	(86)	1,112	(28)	3,031

Net income (loss)	$(2,753)	$3,092	$(2,634)	$6,880

Net income (loss) per share:
Basic	$(0.22)	$0.24	$(0.21)	$0.52

Diluted	$(0.22)	$0.22	$(0.21)	$0.48

Weighted-average number of shares used in per share calculations:
Basic	12,780	13,026	12,762	13,283

Diluted	12,780	13,970	12,762	14,422

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,634)	$6,880
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	3,983	4,305
Tax benefit from employee stock options	49	2,408
Excess tax benefit related to stock-based compensation expense	—	(1,863)
Depreciation and amortization	671	681
Other-than-temporary impairment of long term investments	2,372	—
Change in deferred tax asset	140	267
Other	89	196
Changes in assets and liabilities:
Accounts receivable	4,057	(1,885)
Inventories	(1,159)	(1,532)
Other current assets	220	(361)
Accounts payable	(230)	(473)
Accrued liabilities	(3,557)	893
Deferred rent	56	162
Deferred revenue	1,606	2,518
Income tax liability	207	(340)

Net cash provided by operating activities	5,870	11,856

Cash flows from investing activities:
Acquisition of property and equipment	(538)	(881)
Proceeds from sales of marketable investments	49,969	48,643
Proceeds from maturities of marketable investments	18,150	26,558
Purchase of marketable and long term investments	(58,085)	(66,960)
Other	—	(14)

Net cash provided by investing activities	9,496	7,346

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	263	3,511
Repurchase of common stock	—	(25,000)
Excess tax benefit related to stock-based compensation expense	—	1,863

Net cash provided by (used in) financing activities	263	(19,626)

Net increase (decrease) in cash and cash equivalents	15,629	(424)
Cash and cash equivalents at beginning of period	11,054	11,800

Cash and cash equivalents at end of period	$26,683	$11,376

Non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$—	$(9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo and Solera product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers.

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

Unaudited Interim Financial Information

The financial information furnished is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2007 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America, or GAAP. The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission, or SEC, on March 13, 2008.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and long term investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2007 and have not changed significantly as of September 30, 2008, except for the following:

Fair Value Measurements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” or SFAS 157, as it relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

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

At September 30, 2008, the Company held $13.4 million (par value), with an estimated fair value of $11.0 million, of AAA to Aa3 rated municipal bonds with an auction interest rate reset feature, known as auction rate securities, or ARS. The ARS held by the Company are guaranteed either by the Federal Family Education Loan Program or the Maine Education Loan Authority, and were issued for the purpose of financing student loans. ARS have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period or semi-annually. Until February 2008, the market for the Company’s ARS was highly liquid. Since February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by the Company in ARS which are the subject of a failed auction, the Company may not be able to access the funds without a loss of principal, unless a future auction of these investments is successful or the issuer redeems the security. As of September 30, 2008, the Company has classified its ARS investment balance as long term investments because of the Company’s belief that it could take more than one year before they are readily marketable. The Company has also modified its current investment strategy and increased its investments in more liquid money market funds.

At September 30, 2008, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the Company estimated their fair values using valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the Company’s valuation in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

As of September 30, 2008, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$24,728	$—	$—	$24,728
Short term marketable investments:
Available-for-sale securities	—	71,662	—	71,662
Long term investments:
Available-for-sale ARS	—	—	11,028	11,028

Total assets at fair value	$24,728	$71,662	$11,028	$107,418

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents our investment in ARS and classified as long term investments, for the three and nine months ended September 30, 2008 (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Balance at June 30, 2008 and December 31, 2007	$11,478	$—
Transfers into Level 3	—	13,400
Sales, settlements and purchases, net, during the period	—	—
Total gains or losses (realized or unrealized)
Included in earnings (other-than-temporary impairment of non-current ARS investments)	(2,372)	(2,372)
Transferred from other comprehensive loss	1,922	—

Balance at September 30, 2008	$11,028	$11,028

In accordance with the guidance provided in SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and SEC Staff Accounting Bulletin (SAB) Topic 5M, “Accounting for Noncurrent Marketable Equity Securities “ the Company determines when an investment is other-than-temporarily impaired by performing quarterly reviews of its investments. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, the Company considers available quantitative and qualitative evidence, including, among other factors, the Company’s intent and ability to hold the investment to recovery, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Since February 2008, due to the lack of liquidity experienced in the global credit and capital markets, and specifically in the ARS market, the Company’s ARS have experienced failed auctions and the estimated market values continue to decline. As a result, as of September 30, 2008 the Company concluded that the previously unrealized loss on their ARS investments was other-than-temporary and therefore recognized approximately $2.4 million as an impairment of long term investments, with a corresponding decrease in ‘Accumulated Other Comprehensive Loss,’ during the third quarter ended September 30, 2008.

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

In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” or FSP 157-2, to partially defer SFAS 157. FSP 157-2 defers the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company is currently evaluating what impact the adoption of the provisions of FSP 157-2 will have on its Consolidated Financial Statements.

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

Note 2. Balance Sheet Details

Cash and Cash Equivalents, Marketable Investments and Long Term Investments:

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

The following is a summary of cash and cash equivalents, marketable investments and long term investments:

September 30, 2008 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash and money market funds	$16,501	$—	$—	$16,501
Municipal bonds	10,178	4	—	10.182

Total cash and cash equivalents	26,679	4	—	26,683
Marketable debt investments in municipal securities	71,732	107	(177)	71,662
Long term investments in ARS	11,028	—	—	11,028

	$109,439	$111	$(177)	$109,373

December 31, 2007 (in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash and money market funds	$6,405	$—	$—	$6,405
Municipal bonds	4,649	—	—	4,649

Total cash and cash equivalents	11,054	—	—	11,054
Marketable debt investments:
Municipal securities	74,229	190	—	74,419
ARS	14,091	—	—	14,091

Total marketable debt investments:	88,320	190	—	88,510
Long term investments in ARS	7,429	—	—	7,429

	$106,803	$190	$—	$106,993

Inventories:

Inventories consist of the following (in thousands):

	September 30, 2008	December 31, 2007
Raw materials	$4,984	$3,313
Finished goods	3,769	4,220

	$8,753	$7,533

Intangible Assets:

Intangible assets are principally comprised of a technology sublicense acquired in 2002, a patent sublicense acquired in 2006 and other intangibles. The components of intangible assets were as follows (in thousands):

	September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent sublicense	$1,218	$345	$873
Technology sublicense	538	342	196
Other intangibles	185	178	7

Total	$1,941	$865	$1,076

	December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patent sublicense	$1,218	$241	$977
Technology sublicense	538	302	236
Other intangibles	185	171	14

Total	$1,941	$714	$1,227

For the nine months ended September 30, 2008 and 2007, amortization expense for intangible assets was approximately $151,000 and $188,000, respectively.

Based on intangible assets recorded at September 30, 2008, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal year ending December 31:
2008 remainder	$51
2009	196
2010	192
2011	192
2012	158
2013	138
Thereafter	149

Total	$1,076

Note 3. Stock-based Compensation and Stock Repurchase Program

Stock-based Compensation Expenses

The pre-tax stock-based compensation expense recognized during the three and nine months ended September 30, 2008 and 2007 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue	$222	$225	$648	$674
Sales and marketing	440	419	1,290	1,268
Research and development	170	209	443	571
General and administrative	494	664	1,602	1,792

Total stock-based compensation expense	$1,326	$1,517	$3,983	$4,305

Stock Repurchase Program

During the nine months ended September 30, 2007, the Company repurchased 1,107,856 shares of its common stock at an average price of $22.57 for a total of $25.0 million. The stock repurchased under the plan was cancelled and returned to authorized share status.

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, Employee Stock Purchase Plan, shares and restricted stock units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation required by SFAS No. 123(R), “Share-Based Payment (revised 2004) ,” and SFAS No. 128, “Earnings Per Share.”

For periods presented with a net loss available to common stockholders, diluted net loss per common share is the same as basic net loss per common share, as the effect of the potential common stock equivalents is anti-dilutive and as such is excluded from the calculations of the diluted net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders – Basic and Diluted	$(2,753)	$3,092	$(2,634)	$6,880

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	12,780	13,026	12,762	13,283
Dilutive potential common shares used in computing diluted net income (loss) per share	—	944	—	1,139

Total weighted-average number of shares used in computing diluted net income (loss) per share	12,780	13,970	12,762	14,422

Anti-dilutive securities

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Options to purchase common stock	3,160	969	2,812	735
Restricted stock units	13	—	21	—
Employee stock purchase plan shares	31	18	63	18

	3,204	987	2,896	753

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of September 30, 2008 and September 30, 2007, were as follows (in thousands):

	September 30, 2008	September 30, 2007
Balance at December 31, 2007 and 2006	$10,564	$6,652
Add: Payments received	7,987	6,996
Less: Revenue recognized	(6,381)	(4,468)

Balance at September 30, 2008 and 2007	$12,170	$9,180

Costs incurred under service contracts during the nine months ended September 30, 2008 and 2007, amounted to $3.4 million and $1.6 million respectively. All service contract costs are recognized as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(2,753)	$3,092	$(2,634)	$6,880
Unrealized gain (loss) on marketable and long term investments	(639)	157	(2,628)	116
Recognized loss on non-current ARS included in earnings	2,372	—	2,372	—

Comprehensive income (loss)	$(1,020)	$3,249	$(2,890)	$6,996

Note 7. Income Taxes

The interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, reduced primarily by research and development tax credits (U.S. federal income tax credits in 2007 but not in the nine months ended September 30, 2008) and tax exempt interest income. The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The decrease in the effective tax rate for the three and nine months ended September 30, 2008, to 3% and 1%, compared to 26% and 31% for the same periods in 2007, respectively, was primarily attributable to tax exempt interest income being a larger percentage of the lower projected pre-tax income for fiscal year 2008, compared to fiscal year 2007.

With respect to the $2.4 million impairment charge for ARS investments recognized in the third quarter ended September 30, 2008, the Company treated this for income tax purposes as a discrete item in the quarter. Given this impairment charge is a capital loss, the Company recorded a deferred tax asset but because it did not believe it is more likely than not realizable, it recorded a valuation allowance against the deferred tax asset. As a result, there was no effect on the Company’s total tax provision for the quarter and nine months ended September 30, 2008 for this charge.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in the Company’s fourth quarter 2008, which is the quarter in which the law was enacted. The Company is still assessing the impact of this new legislation but does not expect the effect to its fourth quarter provision for income taxes to be material.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.0 million and $1.5 million at September 30, 2008 and 2007, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of September 30, 2008, the Company had included in its Condensed Consolidated Balance Sheet $1.4 million in long term income tax liability with respect to unrecognized tax benefits and accrued interest. In general, the Company’s income tax returns are subject to examination by U.S. federal tax authorities for tax years 2005 onward and by various U.S. state and foreign tax authorities for tax years 2002 onward. The Company is currently under audit by the Internal Revenue Service for federal income tax years ended December 31, 2005 and 2006. In addition, other state and international tax authorities audit the Company’s tax returns from time to time. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period it determines the liabilities are no longer necessary. If the Company’s estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of September 30, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur.

Note 8. Commitments and Contingencies

Litigation

Two securities class action lawsuits were filed against the Company and two of its executive officers in April 2007 and May 2007, respectively, in the U.S. District

Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. On September 30, 2008, in response to the Company’s motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice, and allowed the plaintiffs thirty days to file a second amended complaint. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. No final judgment has yet been entered in this case, and, upon entry of such a judgment, plaintiffs may choose to appeal the Court’s prior order dismissing their first amended complaint. The Company intends to continue to defend this case vigorously, regardless of the stage of litigation. The Company retains director and officer liability insurance, though there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. Since the outcome of this litigation is unpredictable and not reasonably estimable, and since the Company does not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois, and filed its response to the complaint on February 29, 2008. Although the Company is continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, the Company expects that the number of unsolicited facsimiles could be large and potential liability may be substantial as a result. The Company retains general liability insurance, with one insurer covering the first two years of the four-year period preceding the lawsuit, and a second insurer covering the latter two years of that four-year period. The first carrier has agreed to defend the Company subject to a reservation of rights. The second carrier has declined coverage. The Company intends to defend this case vigorously, including the plaintiff’s allegations seeking class certification, and regardless of the stage of litigation. Since the outcome of this litigation is unpredictable and not reasonably estimable, and since the Company does not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and other lawsuits in the normal course of its business. As of September 30, 2008, the Company is not a party to any other material pending litigation.

Facility Leases

The Company leases its office and manufacturing facility in Brisbane, California, and also leases offices in Japan, Switzerland and France under operating leases. These leases qualify for operating lease accounting treatment under SFAS No. 13. The following is a schedule of non-cancellable operating lease payments (in thousands):

Fiscal Year Ending December 31,
2008 (remainder)	$350
2009	1,407
2010	1,314
2011	1,317
2012	1,429
2013	1,545

Future minimum rental payments	$7,362

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

The following table provides the changes in the product warranty accrual for the nine months ended September 30, 2008 and 2007 (in thousands):

	September 30, 2008	September 30, 2007
Balance at December 31, 2007 and 2006	$2,725	$3,055
Accruals for warranties issued during the period	3,735	3,667
Settlements made during the period	(4,263)	(4,044)

Balance at September 30, 2008 and 2007	$2,197	$2,678

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as mutually agreed upon between the parties. This forecast time-horizon can vary among different suppliers. The Company’s open inventory purchase commitments were not material at September 30, 2008.

Income Taxes

The Company is currently under audit for the years ended December 31, 2005 and 2006 by the Internal Revenue Service. In addition, other state and international tax authorities audit the Company’s tax returns from time to time. The Company has reserved for potential adjustments to its provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and it believes that the final outcome of these examinations or agreements will not have a material effect on its results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period the Company determines the liabilities are no longer necessary. If the Company’s estimates of the federal and state income tax liabilities are less than the ultimate assessment, a further charge to expense would result. As of September 30, 2008, the Company does not expect any unrecognized tax benefits to be paid within the next twelve months, nor can it make a reliable estimate when cash settlement with a taxing authority may occur.

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

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2007 as contained in our annual report on Form 10-K filed with the SEC on March 13, 2008. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, but are not limited to, statements relating to the ability to grow our business, increase our revenue, manage expenses, generate additional cash, return to profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 19, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. The reader is cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2008.

Executive Summary

Company Description. We are a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems for practitioners worldwide. We offer products on three platforms—CoolGlide, Xeo and Solera— for use by physicians and other qualified practitioners to allow our customers to offer safe and effective aesthetic treatments to their customers.

Our corporate headquarters and U.S. operations are located in Brisbane, California. We conduct our manufacturing, warehousing, research, regulatory, sales, service, marketing and administrative activities from this facility. In the United States, we market, sell and service our products primarily through direct sales and service employees and through a distribution relationship with PSS World Medical Shared Services, Inc., a wholly owned subsidiary of PSS World Medical, or PSS, which has over 700 sales representatives serving physician offices throughout the United States. In addition, we also sell certain items, like Titan hand piece refills and marketing brochures, through the internet.

International sales are generally made through direct sales employees and through a worldwide distributor network in over 30 countries. Outside the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom.

Products. Our revenue is derived from the sale of Products, Upgrades, Service and Titan hand piece refills. Product revenue represents the sale of a system which consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software and high voltage electronics. However, depending on the application, the laser or other light-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional products, instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece, which requires replacement of the optical source after a set number of pulses have been used.

Significant Business Trends. We believe that our ability to grow revenue has been, and will continue to be, primarily dependent on the following:

•	Investments made in our global sales and marketing infrastructure.

•	Continuing introduction of new aesthetic products and applications.

•	Continuing customer demands for our products.

•	Marketing to physicians in the core dermatology and plastic surgeon specialties as well as outside those specialties.

•	Generating service and Titan hand piece refill revenue from our growing installed base of customers.

For the three and nine months ended September 30, 2008, compared to the same periods in 2007, our U.S. revenue decreased by 46% and 30%, respectively. We believe that the current market conditions may be causing our non-core physician prospects to defer a purchasing decision at this time, even though most of these physicians may not be limited by credit barriers. Further, we believe that a segment of our business – those aesthetic practices that operate in settings that are not medical offices – are being particularly affected by the economic environment and may be finding it more difficult to obtain credit financing. This may be resulting in them delaying their purchase decisions. Also, FDA clearance for our Pearl product was received in early 2007, which allowed us to begin shipping our Pearl product in June 2007 and provided significant Upgrade revenue for the third quarter of 2007. In contrast, our Pearl Fractional product started shipping at the end of the third quarter of 2008, which resulted in lower Upgrade revenue in that period.

For the three and nine months ended September 30, 2008, compared to the same period in 2007, our international revenue decreased by 8% and increased by 18%, respectively. The decrease in international revenue for the three months ended September 30, 2008, compared to the same period in 2007, was primarily due to difficult economic conditions. The increase in the first nine months of international revenue, compared to the same period in 2007, was primarily attributable to the continuing investments in developing our global infrastructure. These efforts resulted in increased revenue from several of our geographic locations, including Europe and emerging global markets.

For the three and nine months ended September 30, 2008, our gross margin declined to 59% and 61%, respectively, compared to 66% in the same periods of 2007. This decrease in gross margin was primarily attributable to:

•	Higher service and Titan refill revenue, as a percentage of total revenue, which have a lower gross margin than our Product and Upgrade revenue categories;

•	Increased level of international distributor business, which has slightly lower gross margins than our direct business; and

•	Lower than expected overall revenue, which reduced the leverage of our manufacturing and service department expenses and was dilutive to our gross margin percentage in the short term.

Sales and marketing expenses for the three months ended September 30, 2008, compared to the same period in 2007, decreased by $2.5 million, primarily due to reduced marketing and sales costs in North America, resulting from a reduction in head count and lower sales commission expenses. Sales and marketing expense for the nine months ended September 30, 2008, compared to the same period in 2007, remained flat. As a percentage of revenue, sales and marketing expenses for the three and nine months ended September 30, 2008, increased to 42% and 44%, respectively, compared to 38% in the same periods in 2007. This increase in sales and marketing expenses as a percentage of revenue was primarily attributable to lower than-expected U.S. revenue.

Our general and administrative expenses for the three and nine months ended September 30, 2008, compared to the same periods in 2007, decreased 16% and 5%, respectively, but increased slightly as a percentage of revenue due to lower levels of revenue.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our success depends on our ability to compete successfully. Additionally, the growth of our business relies on our ability to continue to develop new products and innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost effectively, and successfully market and distribute our products in a profitable manner. If we fail to compete effectively, fail to continue to develop new products and technologies, fail to obtain regulatory clearances, fail to protect our intellectual property, fail to produce our products cost effectively, or fail to market and distribute our products in a profitable manner, our business could suffer. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section in this Form 10-Q.

Critical Accounting Policies and Estimates.

The accounting policies that we consider to be critical, subjective, or requiring complex judgments in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2007 filed with SEC on March 13, 2008. There have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in our Annual Report on Form 10-K for the year ended December 31, 2007, except for the items discussed below.

Fair Value Measurements

With effect from January 1, 2008, we adopted the fair value measurement provisions of Statement of Financial Accounting Standards, or SFAS, No. 157 “Fair Value Measurements”. This statement does not require any new fair value measurements. More specifically, SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy, which ranks the quality and reliability of the information used to determine fair value. SFAS No. 157 was effective January 1, 2008 for financial assets and liabilities and will be effective January 1, 2009 for non-financial assets and liabilities. For details on the adoption of SFAS No. 157 for financial assets and liabilities, see Note 1 “Summary of Significant Accounting Policies” to our Condensed Consolidated Financial Statements. We are currently evaluating the effect, if any, of the adoption of this statement for non-financial assets and liabilities on our financial condition and results of operations.

At September 30, 2008, total financial assets measured and recognized at fair value were $109.4 million and of these assets, $11.0 million, or 10%, were financial assets that were measured and recognized using significant unobservable inputs (Level 3). These assets were AAA to Aa3 rated municipal bonds, with an auction interest rate reset feature, known as auction rate securities (ARS). There were no non-financial assets or liabilities measured at fair value as of September 30, 2008.

The ARS held in our investment portfolio, were guaranteed either by the Federal Family Education Loan Program (FFELP) or the Maine Education Loan Authority (MELA), and were issued for the purpose of financing student loans. ARS have historically traded at par and are redeemable at par plus accrued interest at the option of the issuer. Interest is typically paid at the end of each auction period. Until February 2008, the market for our ARS portfolio was highly liquid. Starting in February 2008, a substantial number of auctions “failed,” meaning that there was not enough demand to sell all of the securities that holders desired to sell at auction. The immediate effect of a failed auction is that such holders cannot sell the securities at auction and the interest rate on the security generally resets to a maximum interest rate. In the case of funds invested by us in ARS which are the subject of a failed auction, we may not be able to access the funds without a loss of principal, unless a future auction of these investments are successful or the issuers redeem the securities. As of September 30, 2008, all of our ARS investment balance is classified as long term investments because of our belief that it could take more than one year before they are readily marketable. In addition, we also modified our current investment strategy and increased our investments in more liquid money market funds.

Given observable ARS market information was not available to determine the fair value of our ARS portfolio, we compared the fair value of our securities to a model using the discount rate adjustment technique as well as transaction data and bid-ask spread data for other similar illiquid securities from a secondary market. In determining the fair value using the discount rate adjustment technique, there were several significant assumptions, including:

•	Projected interest income (2.85% to 4.08%) and principal payments through the legal maturity of the securities.

•

Market risk adjusted discount rate, which was based on the one month ‘London Inter-Bank Offered Rate’ of 3.93% as of September 30, 2008, adjusted for an expected yield premium of approximately 200 basis points to compensate for the current lack of liquidity resulting from failing auctions for such securities.

•

No default or credit risk adjustments to the discount rate, given the ARS in our portfolio were all AAA to Aa3 rated by a nationally recognized rating agency, collateralized by student loans and repayment of the underlying obligations is guaranteed by either a U.S. federal or municipal government institution.

While our valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates. For definitions of Level 2 and Level 3 inputs see ‘Note 1 Summary of Significant Accounting Policies’ of the Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q. Based on the results of our fair value measurement, the net carrying value of our ARS as of September 30, 2008 was $11.0 million, which was classified as “Long term investments” on our Condensed Consolidated Balance Sheet.

The valuation of the ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation of our ARS portfolio in the future include: changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity.

We determine if an investment is other-than-temporarily impaired by performing quarterly reviews of our portfolio of investments. If the cost of an investment exceeds its fair value, in making the judgment of whether there has been an other-than-temporary impairment, we consider available quantitative and qualitative evidence, including, among other factors, our intent and ability to hold the investment to maturity, the duration and extent to which the fair value is less than cost, specific adverse conditions related to the financial health of and business outlook for the investee and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, we record an impairment charge to our statement of operations and a new cost basis in the investment is established.

Since February 2008, due to the lack of liquidity experienced in the global credit and capital markets, and specifically in the ARS market, our ARS have experienced failed auctions and the estimated market values continue to decline. As a result, as of September 30, 2008 we concluded that the previously unrealized loss on our ARS investments was other-than-temporary and therefore recognized approximately $2.4 million as an impairment of long term investments, with a corresponding decrease in ‘Accumulated Other Comprehensive Loss,’ during the third quarter ended September 30, 2008.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, liquidity and ongoing strength and quality of credit markets. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may be required to record additional impairment charges in future quarters.

We continue to monitor the market for ARS and consider its impact, if any, on the fair value of our ARS investments.

Recent Accounting Pronouncements

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see ‘Note 2 Summary of Significant Accounting Policies – Recent Accounting Pronouncement’ of the Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Consolidated Statement of Operations- Operating Ratios:
Net revenue	100%	100%	100%	100%
Cost of revenue	41%	34%	39%	34%

Gross margin	59%	66%	61%	66%

Operating expenses:
Sales and marketing	42%	38%	44%	38%
Research and development	10%	6%	9%	7%
General and administrative	13%	11%	13%	12%

Total operating expenses	65%	55%	66%	57%

Income (loss) from operations	(6)%	11%	(5)%	9%
Interest and other income, net	3%	4%	4%	4%
Other-than-temporary impairment on long term investments	(12)%	0%	(3)%	0%

Income (loss) before income taxes	(15)%	15%	(4)%	13%
Provision (benefit) for income taxes	(1)%	4%	0%	4%

Net income (loss)	(14)%	11%	(4)%	9%

Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Revenue mix by geography:
United States	$9,498	(46)%	$17,747	$34,266	(30)%	$48,717
International	9,612	(8)%	10,396	31,216	18%	26,556

Consolidated total revenue	$19,110	(32)%	$28,143	$65,482	(13)%	$75,273

United States as a percentage of total revenue	50%		63%	52%		65%
International as a percentage of total revenue	50%		37%	48%		35%
Revenue mix by product category:
Products	$12,920	(34)%	$19,633	$46,610	(16)%	$55,644
Product Upgrades	1,948	(61)%	5,019	6,333	(36)%	9,839
Service	2,920	25%	2,333	8,311	32%	6,308
Titan handpiece refills	1,322	14%	1,158	4,228	21%	3,482

Consolidated total revenue	$19,110	(32)%	$28,143	$65,482	(13)%	$75,273

For the three and nine months ended September 30, 2008, compared to the same periods in 2007, our U.S. revenue decreased by 46% and 30%, respectively. We believe that the current market conditions may be causing our non-core physician prospects to defer a purchasing decision at this time, even though most of these physicians may not be limited by credit barriers. Further, we believe that a segment of our business – those aesthetic practices that operate in settings that are not medical offices – are being particularly affected by the economic environment and may be finding it more difficult to obtain credit financing. This may be resulting in them delaying their purchase decisions. Also, FDA clearance for our Pearl product was received in early 2007, which allowed us to begin shipping our Pearl product in July 2007 and provided significant Upgrade revenue for the third quarter of 2007. In contrast, our Pearl Fractional product started shipping at the end of the third quarter of 2008, which resulted in lower Upgrade revenue in that period.

For the three and nine months ended September 30, 2008, compared to the same period in 2007, our international revenue decreased by 8% and increased by 18%, respectively. The decrease in international revenue for the three months ended September 30, 2008, compared to the same period last year, was primarily due to difficult economic conditions in some of our overseas markets. The increase in international revenue for the nine months ended September 30, 2008, compared to the same period in 2007, was primarily attributable to the continuing investments in developing our global infrastructure. These efforts have resulted in increased revenue from several of our geographic locations, including Europe and emerging global markets.

For the three and nine months ended September 30, 2008, compared to the same periods in 2007, our Product revenue decreased by 34% and 16%, respectively. This reflects slower revenue growth in the U.S. due to an uncertain worldwide economy, partially offset by higher international sales of our multi-application Xeo and CoolGlide products. Our Upgrade revenue in the third quarter and nine months ended September 30, 2008, compared to the same periods in 2007, decreased by 61% and 36%, respectively. This decrease was primarily attributable to reduced Upgrade revenue from our Pearl product, which accounted for significant Upgrade revenue in the third quarter of 2007. In contrast, our Pearl Fractional product started shipping at the end of the third quarter of 2008, which resulted in lower Upgrade revenue in that period.

Our service revenue increased by 25% and 32% in the three and nine months ended September 30, 2008, compared to the same periods in 2007, due primarily to a larger installed base of customers who are eligible to purchase extended service contracts. However, our sequential service revenue growth rates are declining as a result of fewer customers electing to purchase service contracts. We believe this reduced customer demand for service contracts is due to the challenging economic environment. Our Titan hand piece refills revenue increased 14% and 21% in the three and nine months ended September 30, 2008, compared to the same periods in 2007, due primarily to an increase in the installed base and grater utilization. Although we experienced modest growth when compared to year-ago periods, we have experienced flat sequential revenue in this category during the past four quarters. This revenue trend indicates a declining utilization level which we believe is caused by a softening economy.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change		2007
Gross Profit	$11,287	(39)%	$18,536	$40,169	(20	) %	$49,975
As a percentage of total revenue	59%		66%	61%			66%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. For the three and nine months ended September 30, 2008, our gross margin declined to 59% and 61%, respectively, compared to 66% in the same periods of 2007. This decrease in gross margin was primarily attributable to:

•	Higher service and Titan refill revenue, as a percentage of total revenue, which have a lower gross margin than our Product and Upgrade revenue categories;

•	Increased level of international distributor business, which has slightly lower gross margins than our direct business; and

•	Lower than expected overall revenue, which reduced the leverage of our manufacturing and service department expenses and was dilutive to our gross margin percentage in the short term.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Sales and marketing	$8,076	(24)%	$10,586	$28,786	—%	$28,839
As a percentage of total revenue	42%		38%	44%		38%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. In the three months ended September 30, 2008, compared to the same period in 2007, sales and marketing expenses decreased by $2.5 million, and in the nine months ended September 30, 2008, compared to the same period in 2007, our sales and marketing expenses remained relatively flat. The decrease in expenses in the third quarter of 2008, compared to the same period in 2007, was primarily attributable to $1.8 million of lower personnel expenses for North America, resulting from a reduction in head count and lower sales commission expenses. In the nine months ended September 2008, compared to the same period in 2007, expenses remained flat as lower sales and marketing expense in North America were more than offset by higher expenses in international sales and marketing. As a percentage of revenue, sales and marketing expenses for the three and nine months ended September 30, 2008, increased to 42% and 44%, respectively, compared to 38% in the respective periods of 2007. This increase was primarily attributable to lower-than-expected revenue in the United States.

Research and Development (R&D)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Research and development	$1,828	4%	$1,764	$5,617	3%	$5,435
As a percentage of total revenue	10%		6%	9%		7%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. In the three and nine months ended

September 30, 2008, R&D expenses increased slightly from the same periods in the prior year and were 10% and 9% of net revenue, respectively, compared to 6% and 7% in the same periods in 2007. The slight increase in R&D expenses was a result of $139,000 and $217,000 of higher consultant fees incurred in the three and nine months ended September 30, 2008, compared to the same periods in 2007, respectively. This increase in R&D expenses as a percentage of revenue was primarily attributable to lower-than-expected revenue in the United States

General and Administrative (G&A)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
General and Administrative	$2,583	(16)%	$3,078	$8,547	(5)%	$8,996
As a percentage of total revenue	13%		11%	13%		12%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. In the three and nine months ended September 30, 2008, compared to the respective periods in 2007, G&A expenses decreased by $495,000 and $449,000, respectively. The decrease in G&A expenses in the three and nine months ended September 30, 2008, compared to the same periods in 2007, was primarily attributable to lower personnel related expenses of $517,000 and $845,000, partially offset by higher professional consulting fees related to legal, accounting and tax related matters of $108,000 and $628,000, respectively. The increase in G&A expenses as a percentage of revenue was primarily attributable to lower-than-expected revenue in the United States.

In April and May 2007, two securities class action lawsuits were filed against us and were later consolidated into one lawsuit. Given that we retain director and officer liability insurance with a deductible, this litigation is not expected to have a material impact on our general and administrative expenses in the fourth quarter of 2008. In addition, in January 2008, a TCPA class action lawsuit was filed against us. We have not accrued for any potential liability associated with these lawsuits. For additional details relating to these lawsuits see Part II, Item 1 “Legal Proceedings.”

Interest and Other Income, Net

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Interest and other income, net	$733	(33)%	$1,096	$2,491	(22)%	$3,206

Interest and other income, net, decreased by 33% and 22% in the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, due primarily to reduced tax-exempt interest yields resulting primarily from the federal reserve cutting interest rates in 2008 and 2007.

Other-Than-Temporary Impairment of Long Term Investments

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	% Change	2007	2008	% Change	2007
Other-than-temporary impairment of long term investments	$2,372	100%	$—	$2,372	100%	$—

As explained in detail in the ‘Critical Accounting Policies and Estimates’ section above, in the third quarter ended September 30, 2008, we recognized a $2.4 million impairment charge relating to our non-current investments in ARS.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2008	Change	2007	2008	Change	2007
Income (loss) before income taxes	$(2,839)	$(7,043)	$4,204	$(2,662)	(12,573)	$9,911
Provision (benefit) for income taxes	(86)	(1,198)	1,112	(28)	(3,059)	3,031
Effective tax rate	3%		26%	1%		31%

Our interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, offset primarily by research and development tax credits (U.S. federal income tax credits in 2007 but not in 2008) and tax exempt interest income. The interim effective income tax rate is based on our best estimate of the annual effective income tax rate. The decrease in the effective tax rate for the three and nine months ended September 30, 2008, to 3% and 1%, respectively, compared to 26% and 31% for the same periods in 2007, respectively, was primarily attributable to tax exempt interest income being a larger percentage of the lower projected pre-tax income for fiscal year 2008, compared to fiscal year 2007.

With respect to the $2.4 million impairment charge for ARS investments recognized in the third quarter ended September 30, 2008, we treated this for income tax purposes as a discrete item in the quarter. Given this impairment charge is a capital loss, we recorded a deferred tax asset but because we did not believe it is more likely than not realizable, we recorded a valuation allowance against the deferred tax asset. As a result, there was no effect on our total tax provision for the quarter and nine months ended September 30, 2008 for this charge.

The “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”, was signed into law on October 3, 2008. Under the Act, the research credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of the change in the tax law will be recognized in our fourth quarter 2008 provision, which is the quarter in which the law was enacted. We do not expect the research credit that will be available to reduce our fourth quarter provision to be material.

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

Cash and Cash Equivalents, Marketable Investments and Long Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long term investments (in thousands):

	September 30, 2008	December 31, 2007	Increase/ (Decrease)
Cash and cash equivalents	$26,683	$11,054	$15,629
Marketable investments	71,662	88,510	$(16,848)
Long term investments	11,028	7,429	3,599

Total cash and cash equivalents, marketable investments and long term investments	$109,373	$106,993	$2,380

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Net cash flow provided by (used in):
Operating activities	$5,870	$11,856
Investing activities	9,496	7,346
Financing activities	263	(19,626)

Net increase (decrease) in cash and cash equivalents	$15,629	$(424)

Cash Flows from Operating Activities

We generated net cash from operating activities of $5.9 million for the nine months ended September 30, 2008, which was primarily attributable to:

•

$4.7 million generated from net loss of $2.6 million after adjusting for non-cash related items primarily consisting of $4.0 million of stock-based compensation, other-than-temporary impairment of long term investments of $2.4 million, depreciation and amortization of $671,000, and other items of $278,000, net;

•	$4.1 million of cash generated from the collection of the higher accounts receivable balance as of December 31, 2007;

•	$1.6 million of cash generated due to an increase in deferred revenue resulting primarily from higher service contract revenue; offset by

•

$3.6 million used to pay down the higher year-end accrued liabilities relating primarily to personnel expenses of $410,000, net reduction of $1.1 million of the income tax payable due to the payment of the 2007 year-end income tax liability, net reduction of $1.0 million of royalty accrual, and $528,000 relating to the reduction in accrued warranty costs due primarily to fewer units remaining under warranty;

•

$1.2 million cash used as a result of the increase in inventories due to the lower than expected revenue in the first nine months of 2008 and to ramp up production for our new Pearl Fractional product that started shipping in September 2008.

We generated net cash from operating activities of $11.9 million in the nine months ended September 30, 2007, which was primarily attributable to:

•

$6.9 million generated by net income adjusted for non-cash related items of $6.0 million, net, (primarily $4.3 million of stock-based compensation, $681,000 of depreciation and amortization and $545,000, net, of tax benefit from stock option exercises);

•	$2.5 million generated by an increase in deferred revenue, due primarily to an increase in customers purchasing prepaid service contracts; offset by

•	$1.9 million used to increase accounts receivable because a large percentage of our third quarter revenue shipped in the last month of the quarter; and

•	$1.5 million of cash used to increase inventories, in preparation for the higher anticipated product shipments in the fourth quarter of 2007.

Cash Flows from Investing Activities

We generated $9.5 million of cash from investing activities in the nine months ended September 30, 2008, which was primarily generated from:

•

$68.1 million in net proceeds from the sales and maturities of marketable investments due to an attempt to reduce our exposure to the auction rate and variable rate demand note markets during the nine months ended September 30, 2008; offset by

•	$58.1 million of cash used to purchase marketable and long term investments; and

•	$538,000 cash used to purchase property and equipment primarily for the research and development function.

We generated $7.3 million of cash in investing activities for the nine months ended September 30, 2007. This was primarily attributable to:

•	$75.2 million in net proceeds from the sales and maturities of marketable investments due partly to fund the $25 million share repurchase program; offset by

•	$67.0 million of cash used to purchase marketable and long term investments; and

•	$881,000 cash used to purchase property and equipment primarily for the research, development and manufacturing operations.

Cash Flows from Financing Activities

Net cash provided by financing activities in the nine months ended September 30, 2008 was $263,000, which resulted from the proceeds of the issuance of stock through our stock option and employee stock purchase plans.

Net cash used by financing activities in the nine months ended September 30, 2007 was $19.6 million, which was primarily attributable to $25.0 million used to repurchase shares of our common stock pursuant to our stock repurchase program, partially offset by $3.5 million of cash generated from the issuance of stock pursuant to our stock option and stock purchase plans and $1.9 million of cash generated from the excess tax benefits related to the option exercises.

Adequacy of cash resources to meet future needs

We have cash, cash equivalents, marketable investments and long term investments of $109.4 million as of September 30, 2008. Of this amount, we have $11.0 million invested in student loan ARS that were rated AAA to Aa3 by a major credit rating agency and are either commercially insured or guaranteed by the FFELP or MELA. These securities were classified under the caption of ‘Long term investments’ in the Condensed Consolidated Balance Sheet as auctions for these securities have been failing since February 2008 due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security prospectus, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. Based on our ability to access our cash, cash equivalents and other short term marketable investments and our expected operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual over the next twelve months.

Contractual Cash Obligations

The following summarizes our contractual obligations as of September 30, 2008 for minimum lease payments related to facility leases in California, Japan, Switzerland and France.

	Payments Due by Period (in thousands)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,362	$1,429	$2,631	$2,916	$386

Income Tax Liability

As of September 30, 2008, we have included in our Condensed Consolidated Balance Sheet $1.4 million in long term income tax liability with respect to unrecognized tax benefits and accrued interest. As of September 30, 2008, we do not expect any unrecognized tax benefits to be paid within the next twelve months, nor can we make a reliable estimate when cash settlement with a taxing authority may occur. As a result, this amount is not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of September 30, 2008, we were not involved in any unconsolidated transactions.

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

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies, municipal bonds and high-quality corporate issuers, and, by policy, restrict our exposure to any single corporate issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS and variable rate demand notes) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2008 would have potentially declined by $670,000.

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

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. The Company’s Disclosure Controls include components of its internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. To the extent that components of the Company’s internal control over financial reporting are included within its Disclosure Controls, they are included in the scope of the Company’s annual controls evaluation.

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

Two securities class action lawsuits were filed against us and two of our executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in our stock price. The plaintiffs claim to represent purchasers of our common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding our financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, we filed a motion to dismiss that complaint. On September 30, 2008, in response to our motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice, and allowed the plaintiffs thirty days to file a second amended complaint. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. No final judgment has yet been entered in this case, and, upon entry of such a judgment, plaintiffs may choose to appeal the Court’s prior order dismissing their first amended complaint. We intend to continue to defend this case vigorously, regardless of the stage of litigation. Although we retain director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Since the outcome of this litigation is unpredictable and is not reasonably estimable, and since we do not believe that a significant adverse result for us is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, we removed the case to federal court in the Northern District of Illinois, and filed our response to the complaint on February 29, 2008. Although we are continuing to investigate the number of facsimiles transmitted during the period for which the plaintiff seeks class certification and the number of these facsimiles that were “unsolicited” within the meaning of the TCPA, we expect that the number of unsolicited facsimiles could be large and potential liability may be substantial as a result. We retain general liability insurance, with one insurer covering the first two years of the four-year period preceding the lawsuit, and a second insurer covering the latter two years of that four-year period. The first carrier has agreed to defend us subject to a reservation of rights. The second carrier has declined coverage. We intend to defend this case vigorously, including the plaintiff’s allegations seeking class certification, regardless of the stage of litigation. Since the outcome of this litigation is unpredictable and not reasonably estimable, and since we do not believe that a significant adverse result is probable, no expense has been recorded with respect to the contingent liability associated with this matter.

ITEM 1A.	RISK FACTORS

We are entering into a difficult economic period, and the uncertainty in the economy may increase stock price volatility, reduce customer demand for our products, and cause potential customers to delay their purchase decisions.

Current economic conditions have been unstable, and we may be entering, or already in, a global recession. In times of economic uncertainty or global recession individuals often reduce the amount of money that they spend on aesthetic procedures. This economic uncertainty may increase the volatility of our stock price, may reduce consumer demand for the elective procedures that are performed with our products, may cause potential customers to delay their capital equipment purchases, and may make it more difficult for potential customers to obtain credit financing necessary to purchase our products, each of which can have a material adverse effect on our revenue, profitability and business.

The initiatives that we are implementing in an effort to improve our sales productivity, revenue and income could be unsuccessful, which could harm our business and may further depress the price of our stock.

In an effort to improve our revenue and income levels, we have implemented during 2008 several strategic initiatives focusing on our worldwide sales and marketing infrastructure and product introductions.

We believe these initiatives should improve our revenue and income. However, these initiatives may not be successful for several reasons: they may lead to employee turnover; and our efforts to improve our sales productivity, marketing efforts and product launches generally may result in instability to our operations, causing harm to our business and a further decline in our stock price.

We have new sales professionals in our sales team. If we are unable to effectively train, retain and manage these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

Some of the sales professionals on our sales team have been in their respective roles for about a year or less. Our experience is that new sales professionals are at higher risk for employee turnover and generally take two to three quarters to achieve effective productivity levels. Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals and worldwide distribution network. If we fail to manage, or do not improve the productivity of, any material part of that network, including the North American sales team, this could lead to reduced revenue and employee turnover, which could materially harm our business. If we experience significant levels of attrition among our sales professionals or our sales managers, our revenue and profitability may be adversely affected as a result.

Lack of demand for our products in any of our markets would harm our anticipated revenue growth.

Most of our products are marketed to established dermatology and plastic surgeon medical offices, as well as the non-traditional businesses, such as family practitioners, primary care physicians, gynecologists, and non-medical models. Our most recent product introductions, Pearl and Pearl Fractional, are targeted at dermatology and plastic surgery offices. Continuing to achieve and maintain penetration into each of our markets is a material assumption of our growth strategy.

Demand for our products in any of our markets could be weakened by several factors including poor financial performance of market segments introducing aesthetic procedures to their businesses, reduced patient demand for elective aesthetic procedures, failure to build and maintain relationships with opinion leaders within the various market segments and an increase in malpractice lawsuits. If we do not achieve anticipated demand for our products in each of our market segments, our revenue may be adversely impacted.

To successfully market and sell our products internationally, we must address many issues that are unique to our overseas business.

Our international revenue represented approximately 50% and 48% of our revenue for the three and nine months ended September 30, 2008, respectively, in contrast to 37% and 35% for the three and nine months ended September 30, 2007, respectively. Increasing our percentage of revenue from international customers is a material component of our growth strategy. We depend on third-party distributors and a direct sales operation to sell our products internationally, and if these distributors or direct sales personnel underperform, we may be unable to increase or maintain our level of international revenue. We will need to expand the territories in which we sell our products and attract additional international distributors to grow our business. Distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If current or future distributors do not perform adequately, or if we are unable to engage distributors in particular geographic areas, we may not be able to realize international revenue growth. Additionally, if we are unable to retain and obtain satisfactory performance from our international direct sales personnel, our revenue from international operations may be adversely affected.

We believe that an increasing amount of our future revenue will come from international sales as we expand our overseas operations and develop opportunities in additional international territories. International sales are subject to a number of risks, including:

•	Difficulties in staffing and managing our foreign operations;

•	Difficulties in penetrating markets in which our competitors’ products are more established;

•	Export restrictions, trade regulations and foreign tax laws;

•	Fluctuating foreign currency exchange rates;

•	Foreign certification and regulatory requirements;

•	Lengthy payment cycles and difficulty in collecting accounts receivable;

•	Customs clearance and shipping delays;

•	Political and economic instability;

•	Lack of awareness of our brand in international markets;

•	Preference for locally-produced products; and

•	Reduced protection for intellectual property rights in some countries;

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

In addition, some of our current and potential competitors have significantly greater financial, research and development, business development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product lines. For example, Thermage announced a plan to acquire Reliant, and that planned merger is expected to close by the end of 2008. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, brand name, service and price, and this is difficult to do in a crowded market. Our competitors could form strategic alliances with other companies to develop products and solutions that effectively compete with our products. For example, Palomar and Syneron have each entered into agreements with Proctor and Gamble for the proposed development of home-use aesthetic devices. Business combinations and alliances by our competitors could increase competition, which could harm our business.

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

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. Currently, these applications represent the majority of laser and other energy-based aesthetic procedures. To continue growing in the future, we must develop and acquire new and innovative aesthetic applications, identify new markets for our existing technology, and develop and acquire new technology from various platforms. To successfully expand our product offerings, we must, among other things:

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

We may incur substantial expenses if our practices are shown to have violated the Telephone Consumer Protection Act, and defending ourselves against the related litigation could distract management and harm our business

A class action lawsuit was filed against us in January 2008 alleging violations under the federal Telephone Consumer Protection Act and related Illinois state laws. We will incur legal costs as a result of this litigation. Although we retain general liability insurance, one carrier has denied coverage, and the other has agreed to defend us subject to a reservation of rights. There can be no guarantee that any such insurance will cover the claims that are made, or will insure us for losses on covered claims.

We have not recorded a liability related to this lawsuit. However, we may determine in the future that an accrual is required, and we may be required to pay damages in respect of this lawsuit, any of which could materially and adversely affect our results of operations, cash flows and financial condition. Regardless of the outcome, this lawsuit may cause us to incur significant expenses, consume resources and divert the attention of our management and key personnel from our business operations. Each of these factors could harm our business

Two securities class action lawsuits were filed against us in April and May 2007, respectively, based upon the decreases in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings, and the announcement of our revised 2007 guidance. Defending ourselves against this litigation could distract management and harm our business.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, U.S. municipalities, and in bonds of high-quality corporate issuers. At September 30, 2008, we had marketable securities of $71.7 million and $11.0 million of ARS, which are classified under the caption of ‘Long term investments’ in the Condensed Consolidated Balance Sheets. These ARS provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days — though auctions for some of the securities are held every 360 days. However, since February 2008, auctions for each of our investments in ARS have failed due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument.

If in the future we are unable to liquidate our investments in ARS, or there are further other-than-temporary impairments in their market value, our future earnings would be reduced, our business could be harmed and our stock price could decline significantly as a result.

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

As of June 30, 2008, approximately 56% of our outstanding shares of common stock were held by ten institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2008, we had ten issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Our products are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or labeling claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. In the event that we do not obtain FDA clearances or approvals for our products, our ability to market and sell them in the United States and revenue derived there from may be adversely affected.

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

We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar, Canadian Dollar and British Pound Sterling. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our net income (loss).

We are exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our investment portfolio consists of both high investment grade corporate and municipal securities that have a maximum effective maturity of up to two years. In addition to bonds, we have investments in ARS whose interest rates reset generally every 35 days — though auctions for some of the ARS are held every 360 days. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2008 would have potentially decreased by $670,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 3rd day of November, 2008.

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