Form 10-Q
period 2009-03-31
CUTERA INC
filed 2009-05-04
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2009 was 13,289,018.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$35,793	$36,540
Marketable investments	58,131	60,653
Accounts receivable, net	5,262	5,792
Inventories	9,846	9,927
Deferred tax asset	4,652	4,257
Other current assets and prepaid expenses	2,997	1,771

Total current assets	116,681	118,940
Property and equipment, net	1,241	1,357
Long-term investments	9,463	9,627
Intangibles, net	975	1,025
Deferred tax asset, net of current portion	6,312	6,527

Total assets	$134,672	$137,476

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,535	$1,690
Accrued liabilities	8,166	8,848
Deferred revenue	6,596	6,758

Total current liabilities	16,297	17,296
Deferred rent	1,658	1,713
Deferred revenue, net of current portion	4,001	4,907
Income tax liability	1,421	1,452

Total liabilities	23,377	25,368

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	81,450	80,318
Retained earnings	29,582	31,410
Accumulated other comprehensive income	250	367

Total stockholders’ equity	111,295	112,108

Total liabilities and stockholders’ equity	$134,672	$137,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net revenue	$14,430	$21,618
Cost of revenue	5,936	8,219

Gross profit	8,494	13,399

Operating expenses:
Sales and marketing	7,003	10,349
Research and development	1,743	1,785
General and administrative	2,520	2,941
Litigation settlement	850	—

Total operating expenses	12,116	15,075

Loss from operations	(3,622)	(1,676)
Interest and other income, net	599	901

Loss before income taxes	(3,023)	(775)
Benefit from income taxes	(1,195)	(233)

Net loss	$(1,828)	$(542)

Net loss per share:
Basic	$(0.14)	$(0.04)

Diluted	$(0.14)	$(0.04)

Weighted-average number of shares used in per share calculations:
Basic	13,120	12,740

Diluted	13,120	12,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(1,828)	$(542)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,045	1,330
Tax deficit from stock-based compensation	(26)	—
Depreciation and amortization	228	223
Change in deferred tax asset	(105)	(15)
Other	396	76
Changes in assets and liabilities:
Accounts receivable	475	2,343
Inventories	(292)	(1,851)
Other current assets	(882)	(240)
Accounts payable	(155)	68
Accrued liabilities	(682)	(3,083)
Deferred rent	(55)	34
Deferred revenue	(1,068)	788
Income tax liability	(31)	359

Net cash used in operating activities	(2,980)	(510)

Cash flows from investing activities:
Acquisition of property and equipment	(62)	(186)
Proceeds from sales of marketable investments	6,578	37,360
Proceeds from maturities of marketable investments	1,145	2,562
Purchase of marketable investments	(5,542)	(12,205)

Net cash provided by investing activities	2,119	27,531

Cash flows from financing activities:
Proceeds from exercise of stock options	114	35

Net cash provided by financing activities	114	35

Net (decrease) increase in cash and cash equivalents	(747)	27,056
Cash and cash equivalents at beginning of period	36,540	11,054

Cash and cash equivalents at end of period	$35,793	$38,110

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2008 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission, or SEC, on March 16, 2009.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, fair values of long-term investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, and have not changed significantly as of March 31, 2009.

Recent Accounting Pronouncements

In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4), which provides additional guidance for estimating fair value in accordance with Statement of Financial Accounting Standard (SFAS) No. 157. FSP FAS 157-4 is effective for the Company’s quarter ending June 30, 2009 and could affect its accounting for its investment in student loan-related auction rate securities. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that adoption will have on its Condensed Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2), which provides new guidance on the recognition of other-than-temporary impairments of investments in debt securities and provides new presentation and disclosure requirements for other-than-temporary impairments of investments in debt and equity securities. FSP FAS 115-2 is effective for the Company’s quarter ending June 30, 2009. The Company is currently evaluating the requirements of this pronouncement and has not determined the impact, if any, that adoption will have on its Condensed Consolidated Financial Statements.

In April 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1). FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP FAS 107-1 is effective for the Company’s quarter ending June 30, 2009. FSP FAS 107-1 applies only to financial statement disclosures, the adoption will not have a material effect on the Company’s Condensed Consolidated Financial Statements.

Note 2. Balance Sheet Details

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments:

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities, carried at fair value with unrealized gains and losses reported in other comprehensive income, held for use in current operations and classified in current assets as “Marketable investments” and in long term assets as “Long-term investments.”

The following is a summary of cash and cash equivalents, marketable investments and long-term investments (in thousands):

March 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$35,793	$—	$—	$35,793
Marketable investments (municipal securities)	57,562	569	—	58,131
Long-term investments (auction rate securities)	9,627	—	(164)	9,463

	$102,982	$569	$(164)	$103,387

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$36,540	$—	$—	$36,540
Marketable investments:
Municipal securities	59,837	566	—	60,403
Auction rate securities	219	31	—	250

Total marketable investments	60,056	597	—	60,653
Long-term investments in auction rate securities	9,627	—	—	9,627

	$106,223	$597	$—	$106,820

Fair Value of Financial Instruments:

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

As of March 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$34,014	$—	$—	$34,014
Short term marketable investments:
Available-for-sale securities	—	58,131	—	58,131
Long-term investments:
Available-for-sale ARS	—	—	9,463	9,463

Total assets at fair value	$34,014	$58,131	$9,463	$101,608

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

At March 31, 2009, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets for the three months ended March 31, 2009.

March 31, 2009
Balance at December 31, 2008	$9,627
Transfers into Level 3	—
Total gains or losses (realized or unrealized)
Included in earnings (other-than-temporary impairment of non-current ARS investments)	—
Included in other comprehensive loss	(164)

Balance at March 31, 2009	$9,463

Other Current Assets and Prepaid Expenses:

Other current assets consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Tax receivable	$1,352	$235
Deposits	625	824
Prepaid expense	1,020	712

	$2,997	$1,771

Inventories:

Inventories consist of the following (in thousands):

	March 31, 2009	December 31, 2008
Raw materials	$5,327	$5,071
Finished goods	4,519	4,856

	$9,846	$9,927

Intangible Assets:

Intangible assets were principally comprised of a patent sublicense acquired from Palomar Medical Technologies in 2006, a patent sublicense acquired in 2002 and other intangible assets acquired in 2007. The components of intangible assets at March 31, 2009 and December 31, 2008 were as follows (in thousands):

	March 31, 2009
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$414	$804
Technology sublicense	538	369	169
Other intangibles	20	18	2

Total	$1,776	$801	$975

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$379	$839
Technology sublicense	538	356	182
Other intangibles	20	16	4

Total	$1,776	$751	$1,025

For the three months ended March 31, 2009 and 2008, amortization expense for intangible assets was $50,000.

Based on intangible assets recorded at March 31, 2009, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31:
2009 remainder	$146
2010	192
2011	192
2012	158
2013	138
Thereafter	149

Total	$975

Note 3. Stock-based Compensation Expense

Total pre-tax stock-based compensation expense by department recognized during the three months ended March 31, 2009 and 2008 was as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Cost of sales	$211	$224
Sales and marketing	291	440
Research and development	182	154
General and administrative	361	512

Total stock-based compensation expense	$1,045	$1,330

Note 4. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is the same as basic net loss per common share, as the effect of the potential common stock equivalents is anti-dilutive and as such is excluded from the calculations of the diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss – Basic and Diluted	$(1,828)	$(542)

Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,120	12,740

Anti-dilutive securities

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2009	2008
Options to purchase common stock	2,747	2,484
Restricted stock units	12	27
Employee stock purchase plan shares	45	38

Total	2,804	2,549

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of March 31, 2009 and March 31, 2008, were as follows (in thousands):

	March 31,
	2009	2008
Balance at December 31, 2008 and 2007	$11,665	$10,564
Add: Payments received	1,489	2,721
Less: Revenue recognized	(2,557)	(1,933)

Balance at March 31, 2009 and 2008	$10,597	$11,352

Costs incurred under service contracts during the three months ended March 31, 2009 and 2008, amounted to $1.1 million and $1.0 million, respectively, and are recognized as incurred.

Note 6. Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented are as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Net loss	$(1,828)	$(542)
Unrealized loss on marketable and long term investments, net of tax	(117)	(1,642)

Comprehensive loss	$(1,945)	$(2,184)

Note 7. Income Taxes

The interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, reduced primarily by tax exempt interest income and research and development (R&D) tax. The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The increase in the effective tax rate for the three months ended March 31, 2009, to 40% compared to 30% for the same period in 2008, was primarily attributable to the impact of deductible permanent items – such as tax exempt interest income and R&D tax credits – having a more pronounced impact on the Company’s effective income tax rate in 2009, compared with 2008. This was partially offset by a reduction in rate due to the discrete effect of a change in California tax regulation being included in the first quarter of 2009.

On February 20, 2009, California Governor Arnold Schwarzenegger signed budget legislation that contains significant California tax law changes including tax-related economic incentives and tax increases. The enacted legislation includes an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning after January 1, 2011. As a result of the legislation, Cutera has revalued its California deferred tax assets expected to be realized after December 31, 2010, which resulted in additional income tax expense of approximately $133,000 that has been recorded discretely during the first quarter of 2009.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.1 million and $1.8 million at March 31, 2009 and 2008, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of the end of the first quarter of 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB Interpretation No. 48 at the end of 2008.

Note 8. Commitments and Contingencies

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

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2009 and 2008 (in thousands):

	March 31,
	2009	2008
Balance at December 31, 2008 and 2007	$1,916	$2,725
Add: Accruals for warranties issued during the period	480	1,177
Less: Settlements made during the period	(791)	(1,598)

Balance at March 31, 2009 and 2008	$1,605	$2,304

Facility Leases

The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires in 2013. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of March 31, 2009, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,
2009 (remainder)	$1,100
2010	1,333
2011	1,324
2012	1,431
2013	1,544

Future minimum rental payments	$6,732

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2009.

Litigation

Two securities class action lawsuits were filed against the Company and two of the Company’s executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. On September 30, 2008, in response to the Company’s motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. On November 25, 2008, the Court closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, and on April 16, 2009, the plaintiffs filed their opening brief with that Court. The Company intends to continue to defend this case vigorously, regardless of the stage of litigation. Although the Company retains director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. Since the Company does not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois. On April 22, 2009, following negotiations between the parties, the plaintiff confirmed in writing that, subject to Court approval and the signing of a definitive agreement, the parties have agreed to settle this lawsuit. We have included in our Condensed Consolidated Statement of Operations $850,000 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that are expected to be recoverable from our insurance carrier, of this litigation matter. If this lawsuit does not settle on the foregoing proposed terms, the Company intends to defend this case vigorously.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and other lawsuits in the normal course of its business. As of March 31, 2009, the Company is not a party to any other material pending litigation.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of its directors and executive officers. The Company’s executive officers are named as defendants in securities class action litigation – see Litigation section above. The Company’s exposure under its various indemnification obligations, including those under the indemnification agreements with its directors and executive officers, is unknown since the outcome of that securities litigation is unpredictable and the amount that could be payable thereunder is not reasonably estimable, and since other indemnification obligations involve future claims that may be made against the Company. The Company has not accrued or paid any amounts for any such indemnification obligations. However, the Company may record charges in the future as a result of these potential indemnification obligations, including those related to the securities class action litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2008 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2009. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 19, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•

Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2009.

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

Products. Our revenue is derived from the sale of Products, Upgrades, Service and Titan hand piece refills. Product revenue represents the sale of a system, which consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software and high voltage electronics. However, depending on the application, the laser or other light-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional applications, instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses has been used.

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

Our U.S. revenue decreased 49% and our international revenue decreased 12% in the first quarter of 2009, compared to the first quarter of 2008. U.S. revenue decreased 22% and international revenue increased 25% in the first quarter of 2008 from the first quarter of 2007. We believe that the decline in U.S. and international revenue from the first quarter in 2008 to the first quarter in 2009, were primarily attributable to the global recession that is causing our prospective customers to delay their purchase decisions. We also believe that those prospects who do not have established medical offices are finding it more difficult to obtain credit financing. International revenue accounted for 56% of our total revenue for the three months ended March 31, 2009, compared with 43% in the same period in 2008.

Service revenue increased 20% to $3.3 million for the first quarter of 2009, compared to the first quarter of 2008. Service contract amortization is the primary component of our total service revenue. Due to an increasing installed base of customers, our revenue from contract amortization has consistently increased. However, our deferred service revenue balance declined by $1.1 million, to $10.6 million as of March 31, 2009, compared to December 31, 2008. This decline was primarily attributable to: (i) a decrease in unit sales volume in the U.S. that historically included an element of deferred revenue for a service contract beyond our standard warranty terms; (ii) a reconfiguring of our service contract offering which resulted in a reduction of our average service contract pricing in the first quarter of 2009; and (iii) a shift by customers towards purchasing quarterly, rather than annual, service contracts. With the reconfiguring of our service contracts, we expect that in the long term our service amortization will decline, which will be offset by an increase in revenue derived from handpiece sales that were previously included in the service contract amortization.

Our gross margin decreased to 59% in the first quarter of 2009, compared to 62% in the first quarter of 2008. The decrease in gross margin in the first quarter of 2009, compared to the same period in 2008, was due primarily to lower revenue volume that reduced the leverage of our manufacturing and service department expenses, lower average selling prices of our products, partially offset by reduced expenses resulting from improved product reliability.

Our sales and marketing expenses as a percentage of net revenue increased to 49% in the first quarter of 2009, compared to 48% in the first quarter of 2008. In absolute dollars, sales and marketing expenses decreased by $3.3 million to $7.0 million in the first quarter of 2009, compared to same period in 2008. The decrease in total dollars in the first quarter of 2009, compared to the same period in 2008, was primarily caused by reduced personnel expenses in the United States due to lower sales commissions, resulting from lower revenue, and lower headcount.

Our research and development (R&D) expenses as a percentage of net revenue increased to 12% in the first quarter of 2009, compared to 8% in the first quarter of 2008. The increase in expenses as a percentage of net revenue was due primarily to lower revenue in the first quarter of 2009, compared to the same period in 2008. In absolute dollars, R&D expenses remained relatively flat in the first quarter of 2009, compared to the same period in 2008.

Our general and administrative (G&A) expenses as a percentage of net revenue increased to 17% in the first quarter of 2009, compared to 14% in the first quarter of 2008. The increase in expenses as a percentage of net revenue was due primarily to lower revenue in the first quarter of 2009, compared to the same period in 2008. In absolute dollars, G&A expenses decreased by $421,000 to $2.5 million in the first quarter of 2009, compared to the same period in 2008, due primarily to lower personnel and legal expenses.

We are a defendant in a Telephone Consumer Protection Act class action lawsuit. See Part II, Item I – Legal Proceedings below. We have included in our Condensed Consolidated Statement of Operations $850,000 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that may be recoverable from our insurance carrier, of this litigation matter.

In response to the current economic environment, we reduced our company-wide workforce by approximately 12% in April, 2009. This reduction impacted all departments and functions. Due to the timing of this reduction in headcount, and because there are non-recurring charges associated with it, we expect our second quarter operating expenses to be similar to those in the first quarter of 2009. Starting from the third quarter of 2009, we expect our operating expenses to decline, compared to the first quarter of 2009, as we will experience the full impact of our cost cutting measures.

At March 31, 2009, we had recognized deferred tax assets of $11.0 million relating to other temporary differences between the financial reporting and tax bases of assets and liabilities, and tax credit carryforwards. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to realize the carrying value of these deferred tax assets. We review the deferred tax asset and valuation allowance on a quarterly basis and consider whether positive and negative evidence exists to effect the realization of deferred tax assets. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. Future changes is this evidence could have a significant impact of

Factors that May Impact Future Performance.

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to develop new products and innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section below.

Critical Accounting Policies and Estimates.

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with SEC on March 16, 2009. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Recent Accounting Pronouncements

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Pronouncement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q”.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net total revenue.

	Three Months Ended March 31,
	2009	2008
Operating Ratio:
Net revenue	100%	100%
Cost of revenue	41%	38%

Gross profit	59%	62%

Operating expenses:
Sales and marketing	49%	48%
Research and development	12%	8%
General and administrative	17%	14%
Litigation settlement	6%	—%

Total operating expenses	84%	70%

Loss from operations	(25)%	(8)%
Interest and other income, net	4%	4%

Loss before income taxes	(21)%	(4)%
Benefit from income taxes	(8)%	(1)%

Net loss	(13)%	(3)%

Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2009	% Change	2008
Revenue mix by geography:
United States	$6,345	(49)%	$12,384
International	8,085	(12)%	9,234

Consolidated total revenue	$14,430	(33)%	$21,618

United States as a percentage of total revenue	44%		57%
International as a percentage of total revenue	56%		43%
Revenue mix by product category:
Products	$8,038	(48)%	$15,327
Upgrades	1,754	(21)%	2,232
Service	3,253	20%	2,704
Titan hand piece refills	1,385	2%	1,355

Consolidated total revenue	$14,430	(33)%	$21,618

U.S. sales decreased 49% in the first quarter of 2009, compared to the same period in 2008. We believe the decrease in U.S. revenue in the first quarter of 2009 was primarily attributable to the continuing recession that is causing our prospective customers to delay their purchase decisions. We also believe that a segment of our business – those aesthetic practices that operate in settings that are not medical offices – are being particularly affected by the economic environment and may be finding it more difficult to obtain credit financing.

International sales decreased 12% in the first quarter of 2009, compared to the same period in 2008. We believe the decrease in international revenue in the first quarter of 2009 was primarily due to the global recession. International revenue as a percentage of total revenue increased to 56% in the first quarter of 2009, compared with 43% in the same period in 2008.

Product revenue decreased 48% and Upgrade revenue decreased 21% in the first quarter of 2009, compared to the same period in 2008. We believe the decrease in Product and Upgrade revenue in 2009 was primarily driven by prospective customers deferring their purchase decisions due to the current global recession.

Service revenue increased 20% to $3.3 million in the first quarter of 2009, compared to the same period in 2008. Service contract amortization is the primary component of our total service revenue. Due to an increasing installed base of customers, our revenue from contract amortization has consistently increased.

Our Titan hand piece refill revenue remained relatively flat in the first quarter of 2009, compared to the same period in 2008.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2009	% Change	2008
Gross profit	$8,494	(37)%	$13,399
As a percentage of net revenue	59%		62%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue was 59% in the first quarter of 2009, compared with 62% in the same period in 2008. We believe this decrease in gross margin in 2009, was primarily attributable to:

•

Lower overall revenue, due to lower volume and lower average selling prices. This resulted in reduced leverage of our manufacturing and service department expenses and was dilutive to our gross margin percentage;

•	Higher Service and Titan refill revenue, as a percentage of total revenue, which have a lower gross margin than our Product and Upgrade revenue categories; and

•	Increased level of international distributor business, which has slightly lower gross margins than our direct business.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2009	% Change	2008
Sales and marketing	$7,003	(32)%	$10,349
As a percentage of net revenue	49%		48%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. Sales and marketing expenses decreased $3.3 million in the first quarter of 2009, compared to same period in 2008. This decrease was mainly attributable to lower personnel expenses for North America of $2.0 million, resulting from lower sales commission expenses (resulting from lower revenue) and a reduction in headcount. Sales and marketing expenses as a percentage of net revenue increased slightly to 49% in the first quarter of 2009, compared with 48% in the first quarter of 2008, due primarily to lower revenue.

Research and Development

	Three Months Ended March 31,
(Dollars in thousands)	2009	% Change	2008
Research and development	$1,743	(2)%	$1,785
As a percentage of net revenue	12%		8%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. R&D expenses were relatively flat in the first quarter of 2009, compared to the same period in 2008. R&D expenses as a percentage of total revenue increased to 12% in the first quarter of 2009, compared with 8% in the same period in 2008, due primarily to lower revenue.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2009	% Change	2008
General and administrative	$2,520	(14)%	$2,941
As a percentage of net revenue	17%		14%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased $421,000 in the first quarter of 2009, compared to same period in 2008. This decrease was primarily attributable to lower personnel and legal expenses of $237,000. G&A expenses as a percentage of total revenue increased, to 17% in the first quarter of 2009, compared with 14% in the same period in 2008, due primarily to lower revenue.

Litigation Settlement

We are a defendant in a Telephone Consumer Protection Act class action lawsuit. See Part II, Item I – Legal Proceedings below. We have included in our Condensed Consolidated Statement of Operations $850,000 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that may be recoverable from our insurance carrier, of this litigation matter.

Interest and Other Income, Net

Interest and other income, net consist of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2009	% Change	2008
Interest income	$484	(48)%	$934
Other income (expense), net	115	NA	(33)

Total Interest and other income, net	$599	(34)%	$901

Interest income decreased 48% in the first quarter of 2009, compared to same period in 2008. The decrease in 2009 was due primarily to reduced tax-exempt interest yields resulting primarily from the Federal Reserve cutting interest rates. Our cash, cash equivalents, marketable investments and long-term investments measured and recognized at fair value were $103.4 million at March 31, 2009 and $104.5 million at March 31, 2008.

Benefit from Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2009	Change	2008
Loss before income taxes	$(3,023)	$(2,248)	$(775)
Benefit from income taxes	(1,195)	(962)	(233)
Effective tax rate	40%		30%

The interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, reduced primarily by tax exempt interest income and research and development (R&D) tax. The interim effective income tax rate is based on our best estimate of the annual effective income tax rate. The increase in the effective tax rate for the three months ended March 31, 2009, to 40% compared to 30% for the same period in 2008, was primarily attributable to the impact of deductible permanent items – such as tax exempt interest income and R&D tax credits – having a more pronounced impact on our effective income tax rate in 2009, compared with 2008. This was partially offset by a reduction in rate due to the discrete effect of a change in California tax regulation being included in the first quarter of 2009.

At March 31, 2009, we had recognized deferred tax assets of $11.0 million relating to other temporary differences between the financial reporting and tax bases of assets and liabilities, and tax credit carryforwards. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. We believe that it is more likely than not that we will be able to generate sufficient future taxable income to realize the carrying value of these deferred tax assets. We review the deferred tax asset and valuation allowance on a quarterly basis and consider whether positive and negative evidence exists to effect the realization of deferred tax assets. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. Future changes in this evidence could have a significant impact of the realization of the deferred tax asset.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations and stock option exercises. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

Cash, Cash Equivalents and Marketable Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments (in thousands):

	March 31, 2009	December 31, 2008	Decrease
Cash and cash equivalents	$35,793	$36,540	$(747)
Marketable investments	58,131	60,653	(2,522)
Long-term investments	9,463	9,627	(164)

Total	$103,387	$106,820	$(3,433)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2009	2008
Net cash flow provided by (used in):
Operating activities	$(2,980)	$(510)
Investing activities	2,119	27,531
Financing activities	114	35

Net increase (decrease) in cash and cash equivalents	$(747)	$27,056

Cash Flows from Operating Activities

We used $3.0 million of cash in operating activities for the first three months of 2009, which was primarily attributable to:

•

$290,000 used by the net loss of $1.8 million after adjusting for non-cash related items of $1.5 million consisting primarily of stock-based compensation expense of $1.0 million and other items of $493,000;

•

$1.1 million used due to a decrease in deferred revenue resulting primarily from a decrease in unit sales volume of Products and Upgrades in the U.S, a reduction in our service contract pricing in the first quarter of 2009, and a shift by customers towards purchasing shorter term contracts;

•	$882,000 used to increase other assets relating primarily to a higher tax receivable balance of $1.1 million; and

•

$682,000 used to pay down the higher 2008 year-end accrued liabilities relating primarily to: (i) personnel expenses of $583,000 (ii) reduction of accrued warranty expenses of $311,000 due primarily to fewer units remaining under warranty, (iii) reduction of the income taxes payable balance by $285,000, and (iv) net reduction of $213,000 of accrued royalties due to the reduced revenue in the first quarter of 2009. This was partially offset by higher accrued legal settlement expense of $850,000.

We used $510,000 of cash in operating activities for the first three months of 2008, which was primarily attributable to:

•

$3.1 million used to pay down the higher year-end accrued liabilities relating primarily to (i) personnel expenses of $1.2 million, (ii) $991,000 of the 2007 year-end income tax liability, (iii) reduction in accrued warranty costs by $421,000 due primarily to fewer units remaining under warranty, and (iv) a net decrease in accrued patent royalties by $302,000 due to the pay down of the higher liability from the fourth quarter of 2007; and

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

Cash Flows from Investing Activities

We generated net cash of $2.1 million from investing activities in the first three months of 2009, which was primarily attributable to:

•	$7.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$5.5 million of cash used to purchase marketable investments.

We generated net cash of $27.5 million from investing activities in the first three months of 2008, which was primarily attributable to:

•

$39.9 million in net proceeds from the sales and maturities of marketable investments due to an attempt to reduce our exposure to the auction rate and variable rate demand note markets during the quarter; partially offset by

•	$12.2 million of cash used to purchase marketable investments; and

•	$186,000 cash used to purchase property and equipment primarily for the research and development function.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first three months of 2009 was $114,000, which resulted from cash generated by the issuance of stock through our stock option.

Net cash provided by financing activities in the first three months of 2008 was $35,000, which was from the proceeds from the issuance of stock through our stock option.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $103.4 million as of March 31, 2009. Of this amount, we had $9.5 million invested in student loan auction rate securities that were rated AAA to Aa3 by a major credit rating agency and are either commercially insured or guaranteed by The Federal Family Education Loan Program (FFELP) or The Maine Educational Loan Authority (MELA). These securities were classified under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as auctions for these securities have been failing since February 2008 due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security prospectus, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. Based on our ability to access our cash, cash equivalents and other short term marketable investments and our expected operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual over the next twelve months.

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

Contractual Obligations

We believe that there were no significant changes during the first three months of 2009 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Contingencies

We are party to various legal proceedings. See Note 8, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, we have entered into indemnification agreements with each of our directors and executive officers. Our executive officers are named as defendants in securities class action litigation – See Part II, Item 2 – Legal Proceedings. Our exposure under the various indemnification obligations, including those under the indemnification agreements with our directors and officers, is unknown since the outcome of the securities litigation is unpredictable and the amount that could be payable thereunder is not reasonably estimable, and since other indemnification obligations involve future claims that may be made against us. We have not accrued or paid any amounts for any such indemnification obligations. However, we may record charges in the future as a result of these potential indemnification obligations, including those related to the securities class action litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $422,000 as of March 31, 2009.

We hold interest bearing ARS that represent investments in pools of student loans issued by either the Federal Family Education Loan Program or the Maine Education Loan Authority. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected all of our holdings in ARS investments and auctions for our investments in these securities have continued to fail. Consequently, the investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Condensed Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If the current market conditions deteriorate further, we may be required to record additional other-than-temporary impairment charges in future quarters.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a loss of $33,000 for the quarter ended March 31, 2009 and is included in operating loss in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

Two securities class action lawsuits were filed against the Company and two of the Company’s executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. On September 30, 2008, in response to the Company’s motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. On November 25, 2008, the Court closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, and on April 16, 2009, the plaintiffs filed their opening brief with that Court. The Company intends to continue to defend this case vigorously, regardless of the stage of litigation. Although the Company retains director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. Since the Company does not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois. On April 22, 2009, following negotiations between the parties, the plaintiff confirmed in writing that, subject to Court approval and the signing of a definitive agreement, the parties have agreed to settle this lawsuit. We have included in our Condensed Consolidated Statement of Operations $850,000 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that are expected to be recoverable from our insurance carrier, of this litigation matter. If this lawsuit does not settle on the foregoing proposed terms, the Company intends to defend this case vigorously.

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

Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals worldwide. Measures we implement in an effort to improve that productivity may not be successful. For example, in January 2009 and April 2009 we had a company-wide reduction of employees, including members of our direct sales force. Further, we restructured our sales commission program, and assigned some sales employees with new sales or management responsibilities. These measures may not improve productivity and may lead to reduced revenue and employee turnover, which could materially harm our business. If we experience significant levels of attrition or reductions in productivity among our sales professionals or our sales managers, our revenue and profitability may be adversely affected as a result.

The initiatives that we are implementing in an effort to improve revenue and profitability could be unsuccessful, which could harm our business.

In the three months ended March 31, 2009, compared to the same period in 2008, our revenue decreased 33%, U.S. sales decreased 49% and international sales decreased 12%. In an effort to improve our revenue and profitability, we have implemented several strategic initiatives focusing on our worldwide sales and marketing infrastructure, product introductions and expense management. For example, we had company-wide reductions in force in January 2009 and April 2009 resulting in a net reduction of approximately 22% of our workforce from December 31, 2008, and we reduced or eliminated certain employee benefit programs. These initiatives are intended to improve our revenue and profitability; however, they may instead result in employee turnover, instability to our operations and cause harm to our business.

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

Our international revenue was $8.1 million for the three months ended March 31, 2009, which represented 56% of our total revenue. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

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

Every year since 2000, we have introduced at least one new product. Historically, these introductions have generally been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to make regular product introductions that we can sell to new customers as systems and to existing customers as upgrades to their existing systems. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all, which could adversely affect our business.

In addition, our former Executive Vice President of Research & Development, who is also one of our founders, resigned from his employment with us effective March 2009 to pursue personal interests. Although we have appointed a new head of that department, his experience and leadership was critical to our historical product development initiatives. As a result, we may not be able to continue our trend of regular new product introductions. Also, we may need additional research and development resources to make product introductions, which may be more costly and time consuming to our organization.

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

Continued expansion of the global market for laser and other energy-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•	Consumer disposable income and access to consumer credit, which as a result of the current recession, have been significantly impacted;

•	The cost of procedures performed using our products;

•	The cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or other energy-based technologies and treatments which use pharmaceutical products;

•	The success of our sales and marketing efforts; and

•	The education of our customers and patients on the benefits and uses of our products, compared to competitors’ products and technologies.

If, as a result of these factors, there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could be reduced, which could have a material adverse effect on our business, financial condition, revenue and result of operations.

If PSS World Medical fails to perform to our expectations, we may fail to achieve anticipated operating results.

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS declined in 2008, compared with 2007, and represented approximately 14% of our worldwide revenue in both 2008 and 2007. Although we have dedicated sales professionals to work closely with, and increase the focus and attention on, our PSS relationship, there is no assurance that the focus on PSS will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

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

A class action lawsuit was filed against us in January 2008 alleging violations under the federal Telephone Consumer Protection Act and related Illinois state laws. On April 22, 2009, following negotiations between the parties, the plaintiff confirmed in writing that, subject to Court approval and the signing of a definitive agreement, the parties have agreed to settle this lawsuit upon payment by the Company of $850,000, net of administrative costs and any amount recoverable from the Company’s insurance relating to this proposed settlement. Unless those contingencies have been satisfied, there are no assurances that this lawsuit will settle on these proposed terms, or on any terms. If this lawsuit does not settle, then it may cause us to incur additional significant expenses, consume resources and continue to divert the attention of our management from our business operations. Each of these factors could harm our business.

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

We are exposed to fluctuations in the market values of our portfolio of investments, specifically auction rate securities (ARS), and due to interest rates changes. Due to failed auctions of our auction rate investments since February 2008, we are unable to readily liquidate our ARS into cash, and in 2008, we took impairment charges. If these auctions continue to fail and the market value of our ARS declines further, we may have to take additional impairment charges, which could reduce future earnings, harm our business and cause our stock price to decline.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, U.S. municipalities (including ARS). As of March 31, 2009, our balance in marketable securities was $67.6 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2009 would have potentially decreased by approximately $422,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

Our marketable securities included $9.5 million of ARS, which are classified under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheets. These ARS are designed to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days—though auctions for some of the securities are held every 360 days. However, since February 2008, auctions for each of our investments in ARS have failed due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument.

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

Actual or perceived instability in our stock price could reduce demand from potential buyers of our stock, thereby causing our stock price to either remain depressed or to decline further.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2009, we had eleven issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

•	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

•	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

•	A lack of long term supply arrangements for key components with our suppliers;

•	Inability to obtain adequate supply in a timely manner, or on reasonable terms;

•	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;

•	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

•	Delay in supplier deliveries.

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

We keep limited materials and components on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to twelve months in advance and enter into purchase orders on the basis of these requirements. Our experience of materials usage may not provide us with enough data to accurately predict future demand. If our sales demand decreases significantly, or if we overestimate our component and material requirements, we will have excess inventories and incur costs associated with the termination of existing purchase order obligations, which would increase our expenses. If our business expands, or if we underestimate our component and material requirements, we may have inadequate inventories, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

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

We may have exposure to additional tax liabilities which could negatively impact our income tax provision, net income and cash flow.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 4th day of May, 2009.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)