Form 10-Q
period 2009-06-30
CUTERA INC
filed 2009-08-03
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2009 was 13,375,430.

CUTERA, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$35,445	$36,540
Marketable investments	61,857	60,653
Accounts receivable, net	2,828	5,792
Inventories	8,702	9,927
Deferred tax asset	4,652	4,257
Other current assets and prepaid expenses	4,548	1,771
Total current assets	118,032	118,940

Property and equipment, net	1,101	1,357
Long-term investments	7,640	9,627
Intangibles, net	926	1,025
Deferred tax asset, net of current portion	6,165	6,527
Total assets	$133,864	$137,476

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,127	$1,690
Accrued liabilities	7,737	8,848
Deferred revenue	6,506	6,758
Total current liabilities	15,370	17,296

Deferred rent	1,603	1,713
Deferred revenue, net of current portion	3,134	4,907
Income tax liability	1,367	1,452
Total liabilities	21,474	25,368

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	82,985	80,318
Retained earnings	30,741	31,410
Accumulated other comprehensive income (loss)	(1,349)	367
Total stockholders’ equity	112,390	112,108
Total liabilities and stockholders’ equity	$133,864	$137,476

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net revenue	$11,665	$24,754	$26,095	$46,372
Cost of revenue	5,130	9,271	11,066	17,490
Gross profit	6,535	15,483	15,029	28,882

Operating expenses:
Sales and marketing	6,071	10,361	13,074	20,710
Research and development	1,495	2,004	3,238	3,789
General and administrative	3,616	3,023	6,136	5,964
Litigation settlement	-	-	850	-
Total operating expenses	11,182	15,388	23,298	30,463
Income (loss) from operations	(4,647)	95	(8,269)	(1,581)
Interest and other income, net	511	857	1,110	1,758
Income (loss) before income taxes	(4,136)	952	(7,159)	177
Provision (benefit) for income taxes	(1,772)	291	(2,967)	58
Net income (loss)	$(2,364)	$661	$(4,192)	$119

Net income (loss) per share:
Basic	$(0.18)	$0.05	$(0.32)	$0.01
Diluted	$(0.18)	$0.05	$(0.32)	$0.01

Weighted-average number of shares used in per share calculations:
Basic	13,317	12,764	13,219	12,753
Diluted	13,317	13,465	13,219	13,457

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$(4,192)	$119
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,501	2,657
Tax deficit from stock-based compensation	(113)	(51)
Depreciation and amortization	453	451
Change in deferred tax asset	34	(28)
Change in allowance for doubtful accounts	553	89
Provision for excess and obsolete inventories	503	17
Other	-	-
Changes in assets and liabilities:
Accounts receivable	2,411	1,446
Inventories	722	(1,093)
Other current assets and prepaid expenses	(1,967)	48
Accounts payable	(563)	(436)
Accrued liabilities	(1,111)	(1,923)
Deferred rent	(110)	37
Deferred revenue	(2,025)	1,270
Income tax liability	(85)	398
Net cash provided by (used in) operating activities	(2,989)	3,001

Cash flows from investing activities:
Acquisition of property and equipment	(98)	(221)
Proceeds from sales of marketable investments	16,352	41,195
Proceeds from maturities of marketable investments	2,245	9,670
Purchase of marketable investments	(16,884)	(44,495)
Net cash provided by (used in) investing activities	1,615	6,149

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	279	260
Net cash provided by financing activities	279	260

Net increase (decrease) in cash and cash equivalents	(1,095)	9,410
Cash and cash equivalents at beginning of period	36,540	11,054
Cash and cash equivalents at end of period	$35,445	$20,464

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

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom that market, sell and service its products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2008 filed with the SEC on March 16, 2009, and have not changed significantly as of June 30, 2009, except for the policies adopted in the second quarter ended June 30, 2009 and discussed in the section below on “Recent Accounting Pronouncements.”

Recent Accounting Pronouncements

Adopted

On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Company’s Consolidated Financial Statements.

On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157-4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FAS 157-4 had no significant impact on the valuation of the Company’s auction rate securities (“ARS”) investments due to the fact that the Company previously used a cash flow model that did not include any material impact from transactions that were not orderly.

With effect from April 1, 2009, the Company adopted FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The recognition provision within FSP FAS 115-2 applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell, or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into:

(i)	the portion of loss which represents the credit loss; and

(ii)	the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. FSP FAS 115-2 requires a cumulative effect adjustment to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income/ loss to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. FSP FAS 115-2 is effective for interim and annual periods ending after June 5, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted FSP FAS 115-2 effective April 1, 2009. As a result of the implementation of this pronouncement, the Company reclassified the cumulative effect of the non-credit portion of previously recognized other-than-temporarily impaired adjustments of $3.5 million by increasing accumulated earnings and decreasing accumulated other comprehensive income (loss).

On June 30, 2009, the Company adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (FSP FAS 107-1/APB 28-1). FSP FAS 107-1/APB 28-1 requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of FSP FAS 107-1/APB 28-1 had no impact on the Company’s Consolidated Financial Statements.

On January 1, 2009, the Company adopted SFAS No. 157, “Fair Value Measurements,” (SFAS 157) as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to nonfinancial assets and nonfinancial liabilities had no impact on the Company’s Consolidated Financial Statements. The provisions of SFAS 157 will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of SFAS 157.

On January 1, 2009, the Company adopted FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS 142-3). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets,” (SFAS 142) in order to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R) and other GAAP. The adoption of FSP FAS 142-3 had no impact on the Company’s Consolidated Financial Statements.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 3 had no impact on the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2009 and 2008.

Issued but not yet adopted

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company in the quarter ending September 30, 2009. The Company does not expect the adoption of SFAS 168 to have any impact on its Consolidated Financial Statements. However, because the Codification completely replaces existing standards, it will affect the way GAAP is referenced by the Company in its Consolidated Financial Statements.

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

The following is a summary of cash and cash equivalents, marketable investments and long-term investments (in thousands):

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$35,445	$—	$—	$35,445
Marketable investments- municipal securities	61,434	423	—	61,857
Long term investments in auction rate securities	9,250	—	1,610	7,640
	$106,129	$423	$1,610	$104,942

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$36,540	$—	$—	$36,540
Marketable investments:
Municipal securities	59,837	566	—	60,403
Auction rate securities	219	31	—	250
Total marketable investments	60,056	597	—	60,653
Long-term investments in auction rate securities	9,627	—	—	9,627
	$106,223	$597	$—	$106,820

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

As of June 30, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$32,345	$—	$—	$32,345
Marketable investments:
Available-for-sale securities	—	61,857	—	61,857
Long-term investments:
Available-for-sale ARS	—	—	7,640	7,640
Total assets at fair value	$32,345	$61,857	$7,640	$101,842

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

At June 30, 2009, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets for the six months ended June 30, 2009.

June 30, 2009
Balance at December 31, 2008	$9,627
Transfers out of Level 3	(2,030)
Total unrealized gains, net
Included in other comprehensive loss	43
Balance at June 30, 2009	$7,640

Other Current Assets and Prepaid Expenses:

Other current assets and prepaid expenses consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Tax receivable	$3,213	$235
Deposits	513	824
Prepaid expense	822	712
	$4,548	$1,771

Inventories:

Inventories consist of the following (in thousands):

	June 30, 2009	December 31, 2008
Raw materials	$6,235	$5,071
Finished goods	2,467	4,856
	$8,702	$9,927

Intangible Assets:

Intangible assets were principally comprised of a patent sublicense acquired from Palomar Medical Technologies in 2006, a patent sublicense acquired in 2002 and other intangible assets acquired in 2007. The components of intangible assets at June 30, 2009 and December 31, 2008 were as follows (in thousands):

	June 30, 2009
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$448	$770
Technology sublicense	538	382	156
Other intangibles	20	20	—
Total	$1,776	$850	$926

	December 31, 2008
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$379	$839
Technology sublicense	538	356	182
Other intangibles	20	16	4
Total	$1,776	$751	$1,025

For the six months ended June 30, 2009 and 2008, amortization expense for intangible assets was $99,000 and $101,000, respectively.

Based on intangible assets recorded at June 30, 2009, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,
2009 remainder	$96
2010	192
2011	192
2012	158
2013	138
Thereafter	150
Total	$926

Note 3. Stock-based Compensation Expense

Total pre-tax stock-based compensation expense by department recognized during the three and six months ended June 30, 2009 and 2008 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$196	$202	$407	$426
Sales and marketing	276	410	567	850
Research and development	66	119	248	273
General and administrative	918	596	1,2799	1,108
Total stock-based compensation expense	$1,456	$1,327	$2,501	$2,657

Note 4. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the year. Diluted net income per share is calculated by using the weighted-average number of common shares outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if the dilutive potential shares of common stock had been issued. The dilutive effect of outstanding options, Employee Stock Purchase Plan, or ESPP, shares and restricted stock units is reflected in diluted net income per share by application of the treasury stock method, which includes consideration of stock-based compensation. Diluted net loss per common share is the same as basic net loss per common share, as the effect of the potential common stock equivalents is anti-dilutive, and as such, is excluded from the calculations of the diluted net loss per share.

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net income (loss) available to common stockholders – Basic and Diluted	$(2,364)	$661	$(4,192)	$119

Denominator:
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	13,317	12,764	13,219	12,753
Dilutive potential common shares used in computing diluted net income (loss) per share	—	701	—	704
Total weighted-average number of shares used in computing diluted net income (loss) per share	13,317	13,465	13,219	13,457

Anti-dilutive securities

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Options to purchase common stock	2,712	1,942	2,729	1,786
Restricted stock units	11	—	11	—
Employee stock purchase plan shares	65	—	65	—
Total	2,788	1,942	2,805	1,786

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The deferred service contract revenue balances as of June 30, 2009 and June 30, 2008 were as follows (in thousands):

	June 30,
	2009	2008
Balance at December 31, 2008 and 2007	$11,665	$10,564
Add: Payments received	3,175	5,253
Less: Revenue recognized	(5,200)	(3,982)
Balance at June 30, 2009 and 2008	$9,640	$11,835

Costs incurred under service contracts during the six months ended June 30, 2009 and 2008, amounted to $2.4 million and $2.2 million, respectively, and are recognized as incurred.

Note 6. Comprehensive Income (Loss)

Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain (loss) on marketable and long term investments represents the only component of other comprehensive income (loss) that is excluded from net income (loss). The changes in components of comprehensive income (loss) for the periods presented are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(2,364)	$661	$(4,192)	$119
Realized gain on sale of long term investments, net of tax effects	1,870	-	1,839	-

Change in unrealized gain (loss) of marketable and long term investments	61	(347)	(99)	(1,989)
Change in income tax effect on unrealized gain (loss) on investments	(8)	-	67	-
Comprehensive income (loss)	$(441)	$314	$(2,385)	$(1,870)

Note 7. Income Taxes

The interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, reduced primarily by tax exempt interest income and research and development (R&D) tax. The interim effective income tax rate is based on management’s best estimate of the annual effective income tax rate. The effective tax rate for the three and six months ended June 30, 2009 increased to 43% and 41%, respectively, compared to 31% and 33% for the three and six months ended June 30, 2008, respectively.  The increase in the effective tax rates was primarily attributable to the impact of deductible permanent items – such as tax exempt interest income and R&D tax credits – having a more pronounced impact on the Company’s effective income tax rate in 2009, compared with 2008. This was partially offset by a reduction in rate due to the discrete effect of a change in California tax regulation being included in the six months ended June 30, 2009.

On February 20, 2009, California Governor Arnold Schwarzenegger signed budget legislation that contains significant California tax law changes including tax-related economic incentives and tax increases. The enacted legislation includes an election to apply a single sales factor apportionment formula for most businesses starting in tax years beginning after January 1, 2011. As a result of the legislation, the Company revalued its California deferred tax assets expected to be realized after December 31, 2010, which resulted in additional income tax expense of approximately $133,000 that was recorded discretely during the first quarter of 2009.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.3 million and $2.0 million at June 30, 2009 and 2008, respectively, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

As of the end of the second quarter of 2009, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed at the end of 2008.

Deferred taxes

At June 30, 2009, the Company had recognized deferred tax assets of $10.8 million. Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence.

As of June 30, 2009, the Company considered positive and negative evidence, including cumulative results in recent years, and did not record a valuation allowance against its deferred tax assets. Future changes in the positive and negative evidence, including the Company’s recent cumulative and expected results, could have a significant impact on the realization of the deferred tax assets and result in a full or partial valuation allowance against the deferred tax assets. This would result in an immediate material income tax charge in the Company’s Consolidated Statement of Operations.

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

The following table provides the changes in the product warranty accrual for the six months ended June 30, 2009 and 2008 (in thousands):

	June 30, 2009	June 30, 2008
Balance at December 31, 2008 and 2007	$1,916	$2,725
Accruals for warranties issued during the period	1,077	2,613
Settlements made during the period	(1,655)	(3,001)
Balance at June 30, 2009 and 2008	$1,338	$2,337

Facility Leases

The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires in 2013. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of June 30, 2009, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Fiscal Year Ending December 31,
2009 (remainder)	$814
2010	1,396
2011	1,325
2012	1,431
2013	1,544
Future minimum rental payments	$6,510

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2009.

Litigation

Two securities class action lawsuits were filed against the Company and two of the Company’s executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. On September 30, 2008, in response to the Company’s motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. On November 25, 2008, the Court closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, on April 16, 2009 the plaintiffs filed their opening brief with that Court, on June 17, 2009 the Company filed its response to Plaintiff’s brief, and on July 1, 2009 the plaintiffs filed their response to the Company’s brief. The Company intends to continue to defend this case vigorously, regardless of the stage of litigation. Although the Company retains director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. Since the Company does not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois. On April 22, 2009, following negotiations between the parties, the plaintiff confirmed in writing that, subject to Court approval and the signing of a definitive agreement, the parties have agreed to settle this lawsuit. On August 4, 2009, the Company expects to present the terms of a definitive agreement to the Court for preliminary approval. The Company included in its Condensed Consolidated Statement of Operations for the six months ended June 30, 2009, $850,000 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that are expected to be recoverable from its insurance carrier of this litigation matter. If this lawsuit does not settle on the foregoing proposed terms, the Company intends to defend this case vigorously.

An employment litigation lawsuit was filed against the Company in July 2009 in the United States District Court for the Northern District of California by a former sales representative at the Company. The complaint alleges that the employee was wrongfully terminated, that the Company violated Florida's Private Sector Whistleblower Act by retaliating against him and that the Company breached a contract that it had with him. The complaint seeks unspecified damages, reimbursement of costs, expenses and legal fees, and requests a jury trial. The Company denies the allegations in the complaint and intends to defend this case vigorously. Although the Company has insurance coverage for this matter, there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. Since the Company does not believe that a significant adverse result in this litigation is probable, and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded in the Company’s Condensed Consolidated Financial Statements with respect to the contingent liability associated with this matter.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and other lawsuits in the normal course of its business. As of June 30, 2009, the Company is not a party to any other material pending litigation.

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

Note 9.  Subsequent Events

Management evaluated all activity of the Company through August 3, 2009 (the issue date of these Condensed Consolidated Financial Statements) and concluded that except for the following, no material subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Option Exchange Program

In July 2009, the Company completed its Option Exchange Program for its employees to exchange certain options outstanding for new options to purchase shares of the Company’s common stock. As a result, options to purchase 864,373 shares of the Company’s common stock were cancelled and new options to purchase up to 447,841 shares of the Company’s common stock were issued in exchange. The new options have an exercise price per share of $8.49, the closing price of the Company’s common stock as reported on the Nasdaq Global Market on the date that the offer expired and Option Exchange Program was completed, are unvested as of the grant date, and subject to an additional six (6) months of vesting over and above the vesting schedule of the surrendered options.

Given the Option Exchange Program was designed to be approximately a “value-for-value” exchange, the Company will not be incurring any significant additional non-cash compensation charges as the fair value of the replacement options was approximately equal to or less than the fair value of the surrendered options. The Company determined the fair value of stock options using the Black Scholes valuation model.

Employment Litigation

See Note 8 above regarding an employment litigation lawsuit filed against the Company in July 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2008 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2009. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 27, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2009.

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

Significant Business Trends. We believe that our ability to grow revenue has been, and will continue to be, primarily dependent on the following:

•	Investments made in our global sales and marketing infrastructure.

•	Introduction and developing clinical results for new aesthetic products and applications.

•	Customer demand for our products and consumer demand for the applications they offer.

•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.

•	Generating Service, Upgrade and Titan hand piece refill revenue from our growing installed base of customers.

During the three and six months ended June 30, 2009, our U.S. revenue decreased 63% and 56%, respectively, and our international revenue decreased 42% and 30%, respectively, compared to the same periods in 2008. For the three and six months ended June 30, 2009, international revenue accounted for 61% and 58% of our total revenue, respectively, compared with 50% and 47% in the same periods in 2008, respectively. We believe that the decline in U.S. and international revenue was primarily attributable to the global recession that has caused our prospective customers to be reluctant on spending significant amounts of money on capital equipment during these unstable economic times. Historically a significant portion of our U.S. revenue was sourced from the non-core market of practitioners such as primary care physicians, gynecologists and physicians offering aesthetic treatments in spa environments. We believe our U.S. revenue declined greater than our international revenue, because the recession impacted our U.S. revenue ─ and particularly the non-core market ─ more severely than our international revenue. Further, we also believe that those prospects who do not have established medical offices, are finding it more difficult to obtain credit financing, which also contributed to the reduced U.S. revenue.

Service revenue increased 26% to $3.4 million and 23% to $6.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Service contract amortization is the primary component of our total service revenue. Due to an increasing installed base of customers, our revenue from contract amortization has consistently increased. However, our deferred service revenue balance declined by $2.0 million, or 17%, to $9.6 million as of June 30, 2009, compared to December 31, 2008. This decline was primarily attributable to: (i) a decrease in unit sales volume in the U.S. that historically included an element of deferred revenue for service contracts beyond our standard warranty terms; (ii) a reducing of our service contract pricing, but including prorate charges for hand piece usage, which resulted in a reduction of our deferred service revenue balance as of June 30, 2009; and (iii) a shift by customers towards purchasing more quarterly, rather than annual, service contracts. With the reconfiguring of our service contracts to include prorate charges for hand piece usage during the service coverage period, we expect that in the long term, there will be an increase in revenue derived from hand piece sales which would offset the service contract amortization decline resulting from lower priced contracts being sold.

For the three and six months ended June 30, 2009, our gross margin decreased to 56% and 58%, compared to 63% and 62% for the same periods in 2008, respectively. This decrease in gross margin was due primarily to: (i) lower overall revenue, due to lower volume, which resulted in reduced leverage of our manufacturing and service department expenses; (ii) higher Service and Titan refill revenue as a percentage of our total revenue, which has a lower gross margin than our total revenue; (iii) higher international distributor revenue as a percentage of total revenue, which has a lower gross margin than our direct business; partially offset by (iv) reduced expenses resulting from improved product reliability.

Our sales and marketing expenses for the three and six months ended June 30, 2009, as a percentage of net revenue, increased to 52% and 50%, respectively, compared to 42% and 45% in the same periods of 2008, respectively, due to a significant decline in our revenue. In absolute dollars, sales and marketing expenses decreased by $4.3 million to $6.1 million in the second quarter of 2009, compared to same period in 2008. This decrease in total dollars in the second quarter of 2009, compared to the same period in 2008, was primarily attributable to reduced personnel expenses in the United States due to lower headcount, and reduced sales commission expenses resulting from lower revenue.

For the three and six months ended June 30, 2009, our research and development (R&D) expenses as a percentage of net revenue increased to 13% and 12%, respectively, compared to 8% for both the three and six months ended June 30, 2008. The increase in expenses as a percentage of net revenue was due primarily to lower revenue in the three and six months ended June 30, 2009, compared to the same periods in 2008. In absolute dollars, in the second quarter of 2009, compared to the same period in 2008, R&D expenses decreased by $509,000 due primarily to lower material spending resulting from our current R&D project timing. During the initial phases of the development of a product, material expenditure is significantly higher due to the design and development of a prototype, however, in the later stages of the product development efforts are mostly labor intensive.

General and administrative (G&A) expenses as a percentage of net revenue for the three and six months ended June 30, 2009 increased to 31% and 24%, compared to 12% and 13% during the same periods in 2008, respectively, due primarily to lower revenue combined with an increase in expenses. In absolute dollars, G&A expenses increased in the three and six months ended Jun 30, 2009, compared to the same period in 2008, by $593,000 and $172,000, respectively. This increase was primarily associated with higher expenses in our second quarter ended June 30, 2009 associated with $499,000 of higher bad debt expense resulting primarily from one leasing company that has defaulted on its payment; $300,000 of stock-based compensation for fully vested stock granted to our independent board members; and $135,000 for restructuring charges related to our headcount reduction in April 2009. Given these expenses are not expected to recur, we expect our quarterly G&A expenses to decline in the second half of 2009, compared to the second quarter of 2009.

We are a defendant in a Telephone Consumer Protection Act class action lawsuit. See Part II, Item I – Legal Proceedings below. We have included $850,000 in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that may be recoverable from our insurance carrier.

In response to the current economic environment, we reduced our company-wide workforce by approximately 12% in April 2009 and implemented other cost-reduction measures in the first half of 2009. The headcount reductions impacted all departments and functions and resulted in restructuring charges of approximately $646,000 in our second quarter ended June 30, 2009. As of June 30, 2009, there were no service requirements outstanding from the employees who were affected. We expect our quarterly operating expenses in the second half of 2009 to decline, compared to our second quarter 2009 expenses, as we expect to experience the full impact of our cost cutting measures implemented in the first half of 2009.

At June 30, 2009, we had recognized deferred tax assets of $10.8 million. Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence. As of June 30, 2009, the Company considered positive and negative evidence, including cumulative results in recent years, and did not record a valuation allowance against its deferred tax assets. Future changes in the positive and negative evidence, including the Company’s recent cumulative and expected results, could have a significant impact on the realization of the deferred tax assets and result in a full or partial valuation allowance against the deferred tax assets. This would result in an immediate material income tax charge in the Company’s Consolidated Statement of Operations.

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

Recently Adopted and Recently Issued Accounting Standards

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Pronouncement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item I of this Form 10-Q”.

Critical Accounting Policies and Estimates

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2008 filed with SEC on March 16, 2009. There have been no significant changes to ,those accounting policies and estimates disclosed in our Form 10-K, except for the following policies that were adopted in 2009 and discussed below.

Fair Value Measurement of our Long Term Auction Rate Securities Investments

We hold a variety of interest bearing auction rate securities (ARS) that represent investments in pools of student loan assets. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our ARS investments and auctions for some of ARS have continued to fail to settle on their respective settlement dates while some have been redeemed in full at their respective par values. The current portfolio of investments shown as “Long term investments” in our Consolidated Financial Statements represents those investments that are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the issuer refinances their debt. Maturity dates for these ARS investments range from to 2028 to 2043.

At June 30, 2009, total financial assets measured and recognized at fair value were $101.8 million and of these assets, $7.6 million, or 8%, were ARS that were measured and recognized using significant unobservable inputs (Level 3). During the six months ended June 30, 2009, as a result of the redemption of $3.9 million par value ($2.0 million of fair value), we transferred $2.0 million of Level 3 assets into cash and cash equivalents. This redemption resulted in a gain of $1.9 million being recorded to accumulated comprehensive income (loss) for the six months ended June 30, 2009.

As of June 30, 2009, we had $9.3 million par value ($7.6 million fair value) of long-term ARS investments that remained outstanding. The aggregate loss in value is included as an unrealized loss in accumulated other comprehensive income (loss). Given observable market information was not available to determine the fair values of our ARS portfolio, we valued these investments based on a discounted cash flow model. While our ARS valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs, we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors.  See Note 2 “Balance Sheet Details- Fair Value of Financial Instruments” in the Notes to Condensed Consolidated Financial Statement in Part I, Item 1 of this Form 10-Q for more information.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, and ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in their valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk; and (iii) record an other-than-temporary-impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

We had no non-financial assets or liabilities measured at fair value as of June 30, 2009.

Recognition and Presentation of Other-Than-Temporary-Impairments

We review our impairments on a quarterly basis in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and FSP FAS 115-2/ 124-2 in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” The recognition provision within FSP FAS 115-2 applies only to fixed maturity investments that are subject to the other-than-temporary impairments. If an entity intends to sell or if it is more likely than not that it will be required to sell an impaired security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is required to be recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into:

(iii)	the portion of loss which represents the credit loss; and

(iv)	the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive loss, net of taxes and related amortization.

In accordance with the guidance provided in FSP FAS 115-2, with respect to the ARS that we held as of April 1, 2009, we determined that the cumulative effect adjustment required to reclassify the non-credit portion of previously recognized other-than-temporarily impaired adjustments was $3.5 million. Therefore, we increased our accumulated earnings and decreased our accumulated other comprehensive income (loss) by the $3.5 million cumulative effect adjustment. With respect to the $9.3 million of par value ARS investments held as of June 30, 2009, the unrealized losses included in accumulated comprehensive income (loss) was $1.6 million.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Ratio:
Net revenue	100%	100%	100%	100%
Cost of revenue	44%	37%	42%	38%
Gross profit	56%	63%	58%	62%

Operating expenses:
Sales and marketing	52%	42%	50%	45%
Research and development	13%	8%	12%	8%
General and administrative	31%	12%	24%	13%
Litigation settlement	—%	—%	3%	—%
Total operating expenses	96%	62%	89%	66%

Income (loss) from operations	(40)%	1%	(31)%	(4)%
Interest and other income, net	5%	3%	4%	4%
Income (loss) before income taxes	(35)%	4%	(27)%	0%
Provision (benefit) for income taxes	(15)%	1%	(11)%	0%
Net income (loss)	(20)%	3%	(16)%	0%

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	% Change	2008	2009	% Change	2008
Revenue mix by geography:
United States	$4,551	(63)%	$12,383	$10,896	(56)%	$24,768
International	7,114	(42)%	12,371	15,199	(30)%	21,604
Consolidated total revenue	$11,665	(53)%	$24,754	$26,095	(44)%	$46,372

United States as a percentage of total revenue	39%		50%	42%		53%
International as a percentage of total revenue	61%		50%	58%		47%
Revenue mix by product category:
Products	$5,664	(69)%	$18,364	$13,702	(59)%	$33,690
Upgrades	1,201	(44)%	2,154	2,955	(33)%	4,385
Service	3,397	+26%	2,686	6,650	+23%	5,391
Titan hand piece refills	1,403	(9)%	1,550	2,788	(4)%	2,906
Consolidated total revenue	$11,665	(53)%	$24,754	$26,095	(44)%	$46,372

During the three and six months ended June 30, 2009, our U.S. revenue decreased 63% and 56%, respectively, and our international revenue decreased 42% and 30%, respectively, compared to the same periods in 2008. For the three and six months ended June 30, 2009, international revenue accounted for 61% and 58% of our total revenue, respectively, compared with 50% and 47% in the same periods in 2008, respectively. We believe that the decline in U.S. and international revenue was primarily attributable to the global recession that has caused our prospective customers to be reluctant on spending significant amounts of money on capital equipment during these unstable economic times. Historically a significant portion of our U.S. revenue was sourced from the non-core market of practitioners such as primary care physicians, gynecologists and physicians offering aesthetic treatments in spa environments. We believe our U.S. revenue declined greater than our international revenue, because the recession impacted our U.S. revenue ─ and particularly the non-core market ─ more severely than our international revenue. Further, we also believe that those prospects who do not have established medical offices, are finding it more difficult to obtain credit financing, which also contributed to the reduced U.S. revenue.

During the three and six months ended June 30, 2009, Product revenue decreased 69% and 59% and Upgrade revenue decreased 44% and 33%, respectively, compared to the same periods in 2008. We believe the decrease in Product and Upgrade revenue in 2009 was primarily driven by the global recession that has caused our prospective customers to be reluctant on spending significant amounts of money on capital equipment during these unstable economic times. We also believe that those prospects who do not have established medical offices are finding it more difficult to obtain credit financing.

Service revenue increased 26% to $3.4 million and 23% to $6.7 million for the three and six months ended June 30, 2009, respectively, compared to the same periods in 2008. Service contract amortization is the primary component of our total service revenue. Due to an increasing installed base of customers, our revenue from contract amortization has consistently increased. However, our deferred service revenue balance declined by $2.0 million, or 17%, to $9.6 million as of June 30, 2009, compared to December 31, 2008. This decline was primarily attributable to: (i) a decrease in unit sales volume in the U.S. that historically included an element of deferred revenue for service contracts beyond our standard warranty terms; (ii) a reducing of our service contract pricing, but including prorate charges for hand piece usage, which resulted in a reduction of our deferred service revenue balance as of June 30, 2009; and (iii) a shift by customers towards purchasing more quarterly, rather than annual, service contracts. With the reconfiguring of our service contracts to include prorate charges for hand piece usage during the service coverage period, we expect that in the long term, there will be an increase in revenue derived from hand piece sales which would offset the service contract amortization decline resulting from lower priced contracts being sold.

Titan hand piece refill revenue decreased 9% and 4% in the three and six months ended June 30, 2009, compared to the same periods in 2008. We believe that this slight decrease was primarily attributable to a decline in consumer spending on Titan procedures in response to the global recession.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	% Change	2008	2009	% Change	2008
Gross profit	$6,535	(58)%	$15,483	$15,029	(48)%	$28,882
As a percentage of total revenue	56%		63%	58%		62%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue was 56% and 58% for the three and six months ended June 30, 2009, respectively, compared with 63% and 62% in the same periods in 2008, respectively. We believe this decrease in gross margin in 2009, was primarily attributable to:

(i)	Lower overall revenue, due to lower volume, which resulted in reduced leverage of our manufacturing and service department expenses;

(ii)	Higher Service and Titan refill revenue, as a percentage of our total revenue, which has a lower gross margin than our total revenue;

(iii)	Higher international distributor revenue, as a percentage of total revenue, which has a lower gross margin than our direct business; partially offset by

(iv)	Reduced expenses resulting from improved product reliability.

 Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	% Change	2008	2009	% Change	2008
Sales and marketing	$6,071	(41)%	$10,361	$13,074	(37)%	$20,710
As a percentage of total revenue	52%		42%	50%		45%

Sales and marketing expenses consist primarily of labor, stock-based compensation, expenses associated with customer-attended workshops and trade shows, and advertising. During the three and six months ended June 30, 2009, sales and marketing expenses decreased by $4.3 million and $7.6 million, respectively, compared to same periods in 2008. This decrease was mainly attributable to the following:

(i)
A decrease in personnel expenses in the three and six months ended June 30, 2009, compared to the same period in 2008, of $2.2 million and $4.3 million, respectively, due primarily to lower headcount and commission expenses resulting from the lower revenue;

(ii)
A decrease in marketing expenses associated with workshop, advertising and other promotional activities of $950,000 and $1.6 million in the three and six months ended June 30, 2009, compared with the same period in 2008;

(iii)	A decrease in travel and related expense of $634,000 and $1.1 million in the three and six months ended June 30, 2009, compared to the same period in 2008, due primarily to lower headcount.

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	% Change	2008	2009	% Change	2008
Research and development	$1,495	(25)%	$2,004	$3,238	(15)%	$3,789
As a percentage of total revenue	13%		8%	12%		8%

Research and development expenses consist primarily of labor, stock-based compensation, clinical, regulatory and material costs. For the three and six months ended June 30, 2009, compared with the same periods in 2008, R&D expenses decreased by $509,000 and $551,000, respectively. These decreases were primarily attributable to lower material spending resulting from the current stage of development of our current R&D projects. During the initial phases of the development of a product, material expenditure is significantly higher due to the design and development of a prototype, however, in the later stages of the product development, efforts are mostly labor intensive. R&D expenses as a percentage of net revenue, increased to 13% and 12%, respectively, compared to 8% for both the three and six months ended June 30, 2008. This increase was due primarily to lower revenue levels in the three and six months ended June 30, 2009, compared to the same periods in 2008.

General and Administrative (G&A)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	% Change	2008	2009	% Change	2008
General and Administrative	$3,616	+20%	$3,023	$6,136	+3%	$5,964
As a percentage of total revenue	31%		12%	24%		13%

General and administrative expenses consist primarily of labor, stock-based compensation, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased in the three and six months second quarter of 2009, compared to the same period in 2008, by $593,000 and $172,000, respectively, due primarily to:

(i)
Higher personnel expenses of $342,000 and $212,000 in the three and six months ended June 30, 2009, compared to the same period in 2008, resulting primarily from the granting of $300,000 of fully-vested stock to the independent members of our board of directors;

(ii)
An increase in bad debt expense of $499,000 and $455,000 in the three and six months ended June 30, 2009, compared to the same period in 2008, resulting primarily from one leasing company that has defaulted on its payment due to it having significant financial problems, offset partly by;

(iii)
Lower legal, audit and tax consulting fees of approximately $283,000 and $282,000 in the three and six months ended June 30, 2009, compared to the same period in 2008, due to reduced fees from the consulting firms.

G&A expenses as a percentage of net revenue for the three and six months ended June 30, 2009, increased to 31% and 24%, respectively, compared to 12% and 13% during the same periods in 2008, respectively, due primarily to lower revenue levels combined with the increase in expenses explained above.

Litigation Settlement

We are a defendant in a Telephone Consumer Protection Act class action lawsuit. See Part II, Item I – Legal Proceedings below. We have included $850,000 in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that may be recoverable from our insurance carrier.

Interest and Other Income, Net

Interest and other income, net consist of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	% Change	2008	2009	% Change	2008
Interest and other income, net	$511	(40)%	$857	$1,110	(37)%	$1,758

During the three and six months ended June 30, 2009, compared to the same period in 2008, interest and other income decreased by $346,000 and $648,000, respectively. This net was a result of:

(i)
Lower interest income of $446,000 and $809,000 in the three and six months ended June 30, 2009, compared to the same periods in 2008, due primarily to reduced tax-exempt interest yields as a result of the Federal Reserve cutting interest rates; which was offset by

(ii)
Higher net foreign exchange gains of $100,000 and $161,000 in the three and six months ended June 30, 2009, compared to the same period in 2008, due primarily to translation gains resulting form the devaluation of the US dollar relative to the currencies of our foreign subsidiaries.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2009	Change	2008	2009	Change	2008
Income (loss) before income taxes	$(4,136)	$(5,088)	$952	$(7,159)	$(7,336)	$177
Provision (benefit) for income taxes	(1,772)	(2,063)	291	(2,967)	(3,025)	58
Effective tax rate	43%		31%	41%		33%

The interim effective income tax rate reflects applicable United States federal and state tax rates and the tax impact of foreign operations, reduced primarily by tax exempt interest income and R&D tax credits. The interim effective income tax rate is based on our best estimate of the annual effective income tax rate. The effective tax rate for the three and six months ended June 30, 2009 increased to 43% and 41%, respectively, compared to 31% and 33% for the three and six months ended June 30, 2008, respectively. The increase in the effective tax rates was primarily attributable to the impact of deductible permanent items – such as tax exempt interest income and R&D tax credits – having a more pronounced impact on our effective income tax rate in 2009, compared with 2008. This was partially offset by a reduction in rate due to the discrete effect of a change in California tax regulation being included in the six months ended June 30, 2009.

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

Cash, Cash Equivalents and Marketable Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments (in thousands):

	June 30, 2009	December 31, 2008	Change
Cash and cash equivalents	$35,445	$36,540	$(1,095)
Marketable investments	61,857	60,653	1,204
Long-term investments	7,640	9,627	(1,987)
Total	$104,942	$106,820	$(1,878)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2009	2008
Net cash flow provided by (used in):
Operating activities	$(2,989)	$3,001
Investing activities	1,615	6,149
Financing activities	279	260
Net increase (decrease) in cash and cash equivalents	$(1,095)	$9,410

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2009 was $3.0 million, which was primarily attributable to:

•
$261,000 used by the net loss of $4.2 million after adjusting for non-cash related items of $3.9 million- consisting primarily of stock-based compensation expense of $2.5 million, net increase in the allowance for doubtful accounts of $553,000 due primarily to one leasing company that has defaulted on its payment and a $503,000 increase in the provision for excess and obsolete inventories resulting from the reduced future demand for our products;

•
$2.0 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing starting from 2009, and a shift by customers towards purchasing shorter term contracts;

•	$2.0 million used to increase other current assets and prepaid expenses, relating primarily to a $3.0 million increase in income tax receivable, offset by other net decreases of $1.0 million;

•
$1.1 million used to pay down the higher 2008 year-end accrued liabilities relating primarily to: (i) lower accrued personnel expenses of $912,000 due primarily to reduced accruals for commissions and employee benefit expenses; (ii) reduction of accrued warranty expenses of $578,000 due primarily to fewer units remaining under warranty, (iii) reduction of the income taxes payable balance by $285,000, and (iv) net reduction of $281,000 of accrued royalties due to the reduced revenue in the second quarter of 2009. This was partially offset by higher accrued legal settlement expense of $850,000 relating to our TCPA litigation matter (see Part II, Item 2 – Legal Proceedings);

•
Partially offset by $2.4 million of cash generated by the decrease in gross accounts receivable balance from December 31, 2008 to June 30, 2009 that resulted from the collection of the higher 2008 year-end accounts receivable balances.

Net cash generated by operating activities in the six months ended June 30, 2008 was $3.0 million, which was primarily attributable to:

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

•
$1.9 million used to pay down the higher 2007 year-end accrued liabilities relating primarily to: (i) personnel expenses of $304,000; (ii) net reduction of $959,000 of the income tax payable due to the payment of the 2007 year-end income tax liability; and (iii) $563,000 relating to the reduction in accrued warranty costs due primarily to fewer units remaining under warranty;

•	$1.1 million cash used to increase inventories due to the lower than expected revenue in the first half of 2008 and to ramp up production of new products.

Cash Flows from Investing Activities

We generated net cash of $1.6 million from investing activities in the six months ended June 30, 2009, which was primarily attributable to:

•	$18.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$16.9 million of cash used to purchase marketable investments.

We generated $6.1 million of cash from investing activities in the six months ended June 30, 2008, which was primarily attributable to:

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

Cash Flows from Financing Activities

Net cash provided by financing activities in the six months ended June 30, 2009 and 2008 was $279,000 and $260,000, respectively, which resulted from cash generated by the issuance of stock through our stock option and employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $104.9 million as of June 30, 2009. Of this amount, we had $7.6 million invested in student loan auction rate securities that were rated Aaa to A3 by a major credit rating agency and are guaranteed by The Federal Family Education Loan Program (FFELP). These securities were classified under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as auctions for these securities have been failing since February 2008 due to the current overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security prospectus, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. Based on our ability to access our cash, cash equivalents and other short term marketable investments and our expected operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual over the next twelve months.

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

Contractual Obligations

We believe that there were no significant changes during the three and six months ended June 30, 2009 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Commitments and Contingencies

We are party to various legal proceedings. For a discussion of these contingencies and a schedule of our minimum commitments, see Note 8, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $419,000 as of June 30, 2009.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our holdings in ARS investments and auctions for all of our investments in these securities failed until December 31, 2008. In the first half of 2009, approximately $4.1 million of our original $13.4 million par value portfolio, has been redeemed in full and as of June 30, 2009 we had $9.3 million par value (fair value of $7.6 million) of ARS, whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Condensed Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk; and (iii) record an other-than-temporary-impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. For the three and six months ended June 30, 2009, the net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain of $143,000 and a gain of $110,000, respectively, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

The information under the heading “Litigation” set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

We are in a difficult economic period, and the uncertainty in the economy may further reduce customer demand for our products, cause potential customers to delay their purchase decisions and make it more difficult for some potential customers to obtain credit financing, all of which would adversely affect our business and may increase the volatility of our stock price.

Current economic conditions are unstable and we are in a global recession. In the three and six months ended June 30, 2009, compared to the same periods in 2008, our revenue decreased by 53% and 44%. The general economic difficulties being experienced by our customers, reduced end consumer demand for procedures due to the recession, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times, are adversely affecting the market in which we operate. In times of economic uncertainty or recession, individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. This economic uncertainty may cause potential customers to further delay their capital equipment purchase decisions, and may make it more difficult for some potential customers to obtain credit financing necessary to purchase our products or make timely payments to us, each of which can have a material adverse effect on our revenue, profitability and business and may increase the volatility of our stock price.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to effectively train, retain and manage these employees, our ability to manage our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals worldwide. Measures we implement in an effort to retain, train and manage our sales professionals and improve their productivity may not be successful. Our direct sales professionals have a material portion of their compensation based on commissions. Unless revenue improves, their total compensation may remain low, which could result in higher turnover. Following the resignation of our Vice President of Sales in June 2009, we promoted our General Manager for our Japan operation to the Vice President of North American Sales position. If the North American sales team does not align with this management change, this could result in higher turnover.

If we experience significant levels of attrition, or reductions in productivity among our sales professionals or our sales managers, our revenue and profitability may be adversely affected and this could materially harm our business.

The initiatives that we are implementing in an effort to improve revenue and profitability could be unsuccessful, which could harm our business.

In the three and six months ended June 30, 2009, compared to the same periods in 2008, our total revenue decreased 53% and 44%, U.S. revenue decreased by 63% and 56% and international revenue decreased by 42% and 30%, respectively. In an effort to improve our revenue and profitability, we have implemented several strategic initiatives focusing on our worldwide sales and marketing infrastructure, product introductions and expense management. For example, we had company-wide reductions in force in January 2009 and April 2009 resulting in a total net reduction of approximately 22% of our workforce from December 31, 2008, and we reduced or eliminated certain employee benefit programs. Further, following the resignation of our Vice President of Sales in June 2009, we promoted our General Manager for our Japan operation to the Vice President of North American Sales position. These initiatives are intended to improve our revenue and profitability; however, they may instead result in employee turnover, instability to our operations, reduction in our revenue and cause harm to our business.

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

Demand for our products in any of our markets could be weakened by several factors, including:

•	The duration of the current worldwide recession;

•	Current lack of credit financing for some of our potential customers;

•	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;

•	The inability to differentiate our products from those of our competitors;

•	Reduced patient demand for elective aesthetic procedures;

•	Failure to build and maintain relationships with opinion leaders within the various market segments; and

•	An increase in malpractice lawsuits.

•	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons.

If we do not achieve anticipated demand for our products in each of our market segments, our revenue may be adversely impacted.

We may offer credit term (generally net 30 to 60 days) to some qualified customers and also to leasing companies financing purchases for our customers. In the event that there is a default on the amounts payable to us by any of these customers, this could affect our earnings.

While we qualify customers to whom we offer credit terms (generally net 30 to 60 days), we cannot assure that the financial positions of these customers will not change adversely before we receive payment. For example, in the second quarter ended June 30, 2009, one leasing company that owed us approximately $472,000 defaulted on its payment as they are having significant financial difficulties. As a result, our general and administrative expenses, and therefore net loss, for the three and six months ended June 30, 2009 was negatively impacted by the increase in the allowance for doubtful accounts. In the event that there is a default by any other customers to whom we have provided payment terms, this could further negatively affect our earnings and financial position.

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

At June 30, 2009, we had recognized deferred tax assets of $10.8 million. Deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that the Company will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We review our deferred tax assets and valuation allowance on a quarterly basis. As of June 30, 2009, we considered positive and negative evidence, including cumulative results in recent years, and did not record a valuation allowance against our deferred tax assets. Future changes in the positive and negative evidence, including our recent cumulative and expected results, could have a significant impact on the realization of our deferred tax assets and result in a full or partial valuation allowance against the deferred tax assets. This would result in an immediate material income tax charge, which would reduce our earnings and could and decrease of our stock price.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

Our international revenue was $7.1 million and $15.2 million for the three and six months ended June 30, 2009, respectively, which represented 61% and 58% of our total revenue, respectively. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS declined in 2008, compared with 2007, and represented approximately 14% of our worldwide revenue in both 2008 and 2007. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

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

Two class action lawsuits were filed against us following declines in our stock price in the spring of 2007. On November 1, 2007, the court ordered the two cases consolidated. These consolidated cases have been on appeal since November 2008 after our motion to dismiss the plaintiffs’ complaint was granted. See “Part II, Item 1- Legal Proceedings” for further details.

Although we retain director and officer liability insurance, there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. This litigation may distract our management and consume resources that would otherwise have been directed toward operating our business. Each of these factors could harm our business.

We are exposed to fluctuations in the market values of our portfolio of investments, specifically auction rate securities (ARS), and due to interest rates changes. Due to failed auctions for some of our ARS since February 2008, we are unable to readily liquidate them into cash, and in 2008, we took impairment charges. If the auctions for our ARS investments continue to fail, and there is a further decline in their valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk; and (iii) record an other-than-temporary-impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and cause our stock price to decline.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, U.S. municipalities (including ARS). As of June 30, 2009, our balance in marketable securities was $69.5 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2009 would have potentially decreased by approximately $419,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

Included under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as of June 30, 2009, are $7.6 million of ARS. These ARS are designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $4.1 million (par value) of our original holding of $13.4 million (par value) of ARS, got redeemed at full par value since December 31, 2008, auctions for the remaining ARS in our portfolio at June 30, 2009 have continued to fail since February 2008 due to the lack of liquidity and overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument.

If the auctions for our ARS investments continue to fail, and there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk; and (iii) record an other-than-temporary-impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and cause our stock price to decline.

The price of our common stock may fluctuate substantially. We have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of March 31, 2009, approximately 62% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

Since approximately September 2008, the global equities market declined sharply and our industry was adversely affected. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders and the continuing global recession, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2009, we had eleven issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

We have obtained 510(k) clearance for the indications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which are, in many instances frequently changing. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase our products. However, a state could change its regulations at any time, thereby disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

The Annual Meeting of Stockholders of Cutera, Inc. began on May 20, 2009, and was adjourned and reconvened on May 22, 2009, in each case at the Company’s offices in Brisbane, California. Of the 13,287,768 shares of common stock outstanding as of March 24, 2009 (the record date), 12,249,322 shares, or 92%, were present or represented by proxy at the meeting.

1. The table below presents the results of the election to the Company’s board of directors:

	Votes For	Votes Withheld
David B. Apfelberg	10,820,111	1,429,211
Timothy J. O’Shea	11,189,127	1,060,195

The name of each director other than Messrs. Apfelberg and O’Shea, whose term of office as a director continued after the annual meeting of stockholders is set forth below:

•	Annette J. Campbell-White
•	Kevin Connors
•	David A. Gollnick
•	W. Mark Lortz
•	Jerry P. Widman

2. The stockholders approved the Option Exchange Program for the Company’s employees. This proposal received 6,327,184 votes for, 5,885,344 votes against, 36,794 abstentions and 0 non votes.

3. The stockholders voted against the Option Exchange Program for the Company’s Executive Officers and the independent members of the Company’s board of directors. This proposal received 5,420,008 votes for, 6,789,538 votes against, 39,776 abstentions and 0 non votes.

4. The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2009. This proposal received 12,161,267 votes for, 71,531 votes against, 16,524 abstentions and 0 non votes.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 3rd day of August, 2009.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)