Form 10-K
period 2009-12-31
CUTERA INC
filed 2010-03-15
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer (Do not check if a smaller reporting company) ☒	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2009 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on that date, was $56 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 26, 2010 was 13,436,163.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

We are a global medical device company headquartered in Brisbane, California specializing in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on three platforms—CoolGlide ®, Xeo ® and Solera ® —which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers.

•
CoolGlide-    Our first product platform, CoolGlide, was launched in March 2000. This Platform offers laser applications for hair removal, treatment of a range of vascular lesions, including leg and facial veins, and Laser Genesis—a skin rejuvenation procedure that reduces fine lines, reduces pore size and improves skin texture.

•
Xeo-    In 2003, we introduced the Xeo platform, which can combine pulsed light and laser applications in a single system. The Xeo is a fully upgradeable platform on which a customer can use every application that we offer to remove unwanted hair, treat vascular lesions and rejuvenate the skin by treating discoloration, improving texture, reducing pore size and treating fine lines and laxity. This product platform represents the largest contributor to our Product and Upgrade revenue.

•
Solera-    In 2004, we introduced our Solera platform—a compact tabletop system designed to support a single technology platform. Solera systems use either infrared (Solera Titan) or pulsed light (Solera Opus) and can be used to remove unwanted hair, treat vascular lesions and rejuvenate the skin. The Solera Opus can support one or more pulsed light applications in a single system.

Each of our laser and light based platforms consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser or other light-based module, control system software and high voltage electronics. However, depending on the application, the laser or other light-based module is sometimes instead contained in the hand piece. A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, are contained in the section entitled “Products,” below.

We offer our customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows our customers to cost-effectively build their aesthetic practices and provides us with a source of recurring revenue.

In addition to systems and upgrades, we generate revenue from the sale of post warranty service and Titan hand piece refills.

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

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that in 2008 there were over 10 million minimally-invasive aesthetic procedures performed, a 5% increase over 2007 and a 90% increase over 2000. We believe there are several factors contributing to the growth of these aesthetic procedures, including:

•
Aging of the U.S. Population-    The “baby boomer” demographic segment, ages 45 to 63 in 2009, represented approximately 26% of the U.S. population as of July 1, 2005. The size of this aging segment, and its desire to retain a youthful appearance, has driven the growth for aesthetic procedures.

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

Leg and Facial Veins-    The current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and other light-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that nearly 375,000 sclerotherapy procedures were performed in 2008.

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

Some skin rejuvenation treatments, such as chemical peels and microdermabrasions, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2008, 5.0 million injections of Botox and over 1.5 million injections of collagen and other soft-tissue fillers were administered, and 1.0 million chemical peels and over 840,000 microdermabrasion procedures were performed.

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

Strategy

Our goal is to maintain and expand our position as a leading, worldwide, provider of light-based aesthetic devices and complementary aesthetic products by executing the following strategies:

•
Continue to Expand our Product Offering-  Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. In the fourth quarter of 2009, we indefinitely postponed the launch of our TruSculpt product for the body contouring market. We plan to continue to refine this product and obtain additional clinical data until we establish that the clinical protocols yield the desired outcome. In addition to products in the laser and light based aesthetic market, we are expanding our product offering into other complementary aesthetic applications, such as dermal fillers and cosmeceuticals. Such products will allow us to leverage our existing customer call points, and provide us with new customer call points, to generate additional revenue, which will enhance the productivity of our distribution channels.

•
Increasing Revenue  and Improving Productivity-  We believe that the market for aesthetic systems will continue to offer growth opportunities in the future even though our revenue declined by 36%  in 2009, compared with 2008, due to the global recession. We continue to build brand-recognition, add additional products to our international distribution channel and remain focused on enhancing our global distribution network, all of which we expect will increase our revenue. In addition, we plan to grow our U.S. revenue by leveraging our relationship with PSS World Medical Shared Services, Inc., or PSS─ a wholly-owned subsidiary of PSS World Medical ─ that operates medical supply distribution service centers with over 700 sales consultants serving physician offices throughout the United States. In 2009, we restructured our direct sales force with goals of managing expenses in line with our reduced business, and improving productivity by retaining our key performers and expanding their sales territories.

•
Increasing Focus on Practitioners with Established Medical Offices-  We believe there is growth opportunity in targeting our products to a broad customer base, however, due to the recent global recession, we have shifted our focus to the core practitioners and physicians with established medical offices. We believe that our customer success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their practice revenue.

•
Leveraging our Installed Base with Sales of Upgrades-  Each time we have introduced a major new product, we have designed it to allow existing customers to upgrade their previously purchased systems to offer additional capabilities. We believe that providing upgrades to our existing installed base of customers continues to represent a potentially significant opportunity for recurring revenue. We also believe that our upgrade program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of applications that can be performed with their existing systems. In 2010, we plan on continuing to market upgrades to our installed base, including our Pearl and Pearl Fractional applications introduced in 2007 and 2008, respectively.

•
Generating Revenue from Services and Refillable Hand Pieces-  Our Titan hand pieces and pulsed-light hand pieces are refillable products, which provide us with a source of recurring revenue from our existing customers. We offer post-warranty services to our customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of recurring revenue.

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

Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation

System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:
CoolGlide	CV	2000	a	x
	Excel	2001	a		x
	Vantage	2002	a				x
Xeo:	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
Solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x

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

VASER® Lipo System

In January 2010, we announced a strategic alliance with Sound Surgical Technologies, LLC to distribute their VASER Lipo System in Europe and Canada. The VASER System is an ultrasonic liposuction device that allows physicians to perform a wide array of body contouring applications.

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

Service

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

Fillers and Cosmeceuticals

In the fourth quarter of 2008, we began to distribute BioForm’s Radiesse® dermal filler product to physicians in the Japanese market. In January 2010, we announced a distribution agreement with Obagi Medical Product, Inc. to distribute their prescription-based, topical skin health systems in Japan.

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

Sales and Marketing

In the United States we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2009, we had a U.S. direct sales force of 24 employees. In addition to direct sales employees, we have a distribution relationship with PSS World Medical that operates medical supply distribution service centers with over 700 sales representatives serving physician offices throughout the United States. Revenue from PSS was $3.8 million in 2009, $12.1 million in 2008, and $14.6 million in 2007.

International sales are generally made through a direct international sales force of 26 employees, as well as a worldwide distributor network in over 30 countries as of December 31, 2009. As of December 31, 2009, we had direct sales offices in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom. Our international revenue as a percentage of total revenue represented 61% in 2009, 50% in 2008, and 37% in 2007.

We internally manage our U.S. and Canadian sales organization as one North American sales region with 30 territories as of December 31, 2009.

We also sell certain items like Titan hand piece refills and marketing brochures via the internet.

Although specific customer requirements can vary depending on applications, customers generally demand quality, performance, ease of use, and high productivity in relation to the cost of ownership. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on our customers’ existing systems. In addition, we provide attractive upgrade pricing to new product families and are responsive to our customers’ financing preferences. To increase market penetration, in addition to marketing to the core specialties of plastic surgeons and dermatologists, we also market to the non-core aesthetic practices consisting of gynecologists, primary care physicians, family practitioners, physicians offering aesthetic treatments in non-medical offices and other qualified practitioners.

We seek to establish strong ongoing relationships with our customers through the upgradeability of our products, sales of extended service contracts, the refilling of Titan hand pieces, ongoing training and support, and distributing (in Japan only) a dermal filler product. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment techniques using our products to further enhance customer loyalty and uncover new sales opportunities.

Competition

Our industry is subject to intense competition. Our products compete against conventional non-light-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other light-based products offered by public companies, such as Cynosure, Elen (in Italy), Iridex, Palomar, Solta and Syneron, as well as private companies, including, Alma, Lumenis, Sciton and several other companies.

Competition among providers of laser and other light-based devices for the aesthetic market is characterized by extensive research efforts and innovative technology. While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with ours. There are many companies, both public and private, that are developing innovative devices that use both light-based and alternative technologies. Some of these competitors have greater resources than we do or product applications for certain sub-markets in which we do not participate. Additional competitors may enter the market, and we are likely to compete with new companies in the future. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, brand name, service and price. We have encountered, and expect to continue to encounter, potential customers who, due to existing relationships with our competitors, are committed to, or prefer the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for our products.

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2009, our research and development activities were conducted by a staff of 19 employees with a broad base of experience in lasers and optoelectronics. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were $6.8 million in 2009, $7.6 million in 2008 and $7.2 million in 2007.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2009, we had a 35-person global service department. Internationally, we provide direct service support through our Australia, Canada, France, Japan, Spain and Switzerland offices, and also through the network of distributors in over 30 countries and third-party service providers. We provide initial warranties on our products to cover parts and service and offer extended service plans that vary by the type of product and the level of service desired. Our standard warranty on system consoles covers parts and service for a standard period of one or two years. From time to time, we also have promotions whereby we include a post-warranty service contract with the sale of our products. Customers are notified before their initial warranty expires and are able to choose from two different extended service plans covering preventative maintenance or replacement parts and labor. In the event a customer does not purchase an extended service plan, we will offer to service the customer’s system and charge the customer for time and materials. Our Titan hand pieces generally include a warranty for a set number of shots instead of for a period of time. We have invested substantial financial and management resources to develop a worldwide infrastructure to meet the service needs of our customers worldwide.

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

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2009, we had thirteen issued U.S. patents and thirty pending U.S. patent applications. Cutera, CoolGlide, Solera, Xeo, AcuTip, Limelight, Pearl, ProWave 770 and Titan are only some of our trademarks. We have trademark rights to these names and others in the United States and certain other countries. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We license certain patents from Palomar and pay ongoing royalties based on sales of applicable hair-removal products. The royalty rate on these products ranges from 3.75% to 7.50% of revenue. The patents are set to expire in February 2013 and February 2015. Our revenue from systems that do not include hair-removal capabilities (such as our Solera Titan) and revenue from service contracts are not subject to these royalties. In addition, in 2006 we capitalized $1.2 million as an intangible asset representing the ongoing license for these patents, which is being amortized on a straight-line basis over their expected useful life of 9-10 years. We also have a technology sublicense purchased in 2002, which is being amortized on a straight-line basis over its expected useful life of 10 years, and a trademark license purchased in 2007, that was amortized over its expected useful lives of two years.

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

Pre-Market Approval (PMA) Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. No device that we have developed to date has required pre-market approval, development of  future devices or indications may require pre-market approval.

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

In addition, in 2009, we began performing clinical trials for a new body contouring product called TruSculpt. Though the launch of this product was indefinitely postponed in the fourth quarter of 2009, we continue to develop this product and obtain clinical data to prove efficacy. Our clinical department continues to work with physicians and other experts in the medical aesthetic market to gather additional data that may provide the basis for physician-authored white papers, the promotion of our existing products, or seeking the approval for additional indications on our existing and any future products.

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

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services, or CDHS, to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. There were no findings that involved a material violation of regulatory requirements. Our responses to these observations have been accepted by the FDA and CDHS, and we believe that we are in substantial compliance with the QSR. Our current manufacturing facility has been inspected by the FDA and the CDHS. The FDA and the CDHS noted observations, but there were no findings that involved a material violation of regulatory requirements. Our responses to those observations have been accepted by the FDA and CDHS.

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

The primary regulatory environment in Europe is that of the European Union, which consists of a number of countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification, which is the most current ISO certification for medical device companies, and in March 2006 and 2009, we passed our ISO 13485 recertification audit.

Employees
As of December 31, 2009, we had 186 employees, compared to 244 employees as of December 31, 2008. This reduction in employees resulted primarily from a company-wide reduction in force in January and April 2009. Of the 186 employees at December 31, 2009, 78 were in sales and marketing, 31 in manufacturing operations, 35 in technical service, 19 in research and development and 23 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees is represented by a labor union, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at http://www.sec.gov. Such filings, as well as our charters for our Audit and Compensation Committees and our Code of Ethics are available on our website at http://www.cutera.com. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website.

ITEM 1A.	RISK FACTORS

We are in a difficult economic period, and the uncertainty in the economy may further reduce customer demand for our products, cause potential customers to delay their purchase decisions and make it more difficult for some potential customers to obtain credit financing, all of which would adversely affect our business and may increase the volatility of our stock price.

In 2009, our revenue decreased by 36%, compared to 2008. The general economic difficulties being experienced by our customers, reduced end consumer demand for procedures, the lack of availability of consumer credit for some of our customers, and the general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment during these unstable economic times, are adversely affecting the market in which we operate. In times of economic uncertainty individuals often reduce the amount of money that they spend on discretionary items, including aesthetic procedures. This economic uncertainty may cause potential customers to further delay their capital equipment purchase decisions, and may make it more difficult for some potential customers to obtain credit financing necessary to purchase our products or make timely payments to us, each of which can have a material adverse effect on our revenue, profitability and business and may increase the volatility of our stock price.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to effectively train, retain and manage the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals worldwide. Measures we implement in an effort to retain, train and manage our sales professionals and improve their productivity may not be successful. Our direct sales professionals earn a material portion of their compensation through commissions. Unless revenue improves, their total compensation may remain low, which could result in higher turnover. In response to reduced commission earnings resulting from the decrease in revenue, some of our sales professionals left the industry entirely or left our company to work for our competitors. We are selectively hiring new sales professionals in key territories to fill vacant positions. The replacement or absence of seasoned sales professionals may adversely affect our revenue. Following the resignation of our Vice President of Sales in June 2009, we promoted our General Manager for our Japan operations to the Vice President of North American Sales position in July 2009. If the North American sales team does not align with our new Vice President of North American Sales, we could experience more turnover in the future. If we experience significant levels of attrition, or reductions in productivity among our sales professionals or our sales managers, our revenue and profitability may be adversely affected and this could materially harm our business.

The initiatives that we are implementing in an effort to improve revenue and profitability could be unsuccessful, which could harm our business.

In 2009, our total revenue decreased 36%, U.S. revenue decreased by 50% and international revenue decreased by 22%, compared to 2008. In an effort to improve our revenue and profitability, we have implemented several strategic initiatives focusing on our worldwide sales and marketing infrastructure, product introductions and expense management. For example, we had company-wide reductions in force in January 2009 and April 2009 resulting in a total net reduction of approximately 22% of our workforce from December 31, 2008, and we reduced or eliminated certain employee benefit programs. Further, following the resignation of our Vice President of Sales in June 2009, we promoted our General Manager for our Japan operations to the position of Vice President of North American Sales in July 2009. These initiatives are intended to improve our revenue and profitability; however, they may instead contribute to employee turnover, instability to our operations, or further reduction in our revenue and harm to our business.

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

Demand for our products in any of our markets could be weakened by several factors, including:

•	Current lack of credit financing for some of our potential customers;

•	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;

•	The inability to differentiate our products from those of our competitors;

•	Reduced patient demand for elective aesthetic procedures;

•	Failure to build and maintain relationships with opinion leaders within the various market segments;

•	An increase in malpractice lawsuits that result in/or higher insurance costs; and

•	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons.

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

While we qualify customers to whom we offer credit terms (generally net 30 to 60 days), we cannot provide any assurance that the financial position of these customers will not change adversely before we receive payment. For example, in early 2009, one leasing company that we provided credit, based on their historical payment history and good credit standing, defaulted on their payment of $473,000 due to experiencing significant financial difficulties. As a result, our general and administrative expenses, and therefore net loss, for 2009, were negatively impacted by an increase in the allowance for doubtful accounts. In the event that there is a default by any other customers to whom we have provided credit terms, this could further negatively affect our earnings and results of operations in the future.

Product liability suits could be brought against us due to a defective design, material or workmanship or misuse of our products and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in our insurance rates.

If our products are defectively designed, manufactured or labeled, contain defective components or are misused, we may become subject to substantial and costly litigation by our customers or their patients. Misusing our products or failing to adhere to operating guidelines could cause significant eye and skin damage, and underlying tissue damage. In addition, if our operating guidelines are found to be inadequate, we may be subject to liability. We have been involved, and may in the future be involved, in litigation related to the use of our products. Product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizable damage awards against us. We may not have sufficient insurance coverage for all future claims. We may not be able to obtain insurance in amounts or scope sufficient to provide us with adequate coverage against all potential liabilities. Any product liability claims brought against us, with or without merit, could increase our product liability insurance rates or prevent us from securing continuing coverage, could harm our reputation in the industry and could reduce product sales. In addition, we historically experienced steep increases in our product liability insurance premiums as a percentage of revenue. If our premiums continue to rise, we may no longer be able to afford adequate insurance coverage.

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

In addition, there are several changes occurring at FDA that may lengthen the regulatory approval process for medical devices and require additional clinical data to support regulatory clearance for the sale and marketing of our new products. These changes in the FDA regulatory approval process may delay or prevent the approval of new products and could result in lost market opportunity. Changes in FDA regulations may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

The ultimate content or timing of any future healthcare reform legislation, and its impact on us, is impossible to predict. If significant reforms are made to the healthcare system in the United States, or in other jurisdictions, those reforms may have an adverse effect on our financial condition and results of operations.

We have recently entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impacting our profitability.

Recently, we have entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. We entered into an agreement with Obagi Medical Products, Inc. (Obagi), to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase a minimum dollar amount of Obagi products of $1.25 million in 2010, and the purchase commitments for 2011 and beyond have yet to be determined. In addition, we entered into an agreement with Sound Surgical Technologies, Inc. to distribute their VASER® Lipo System in certain European countries and Canada. Finally, we also have an agreement with BioForm Medical Inc., to distribute their Radiesse® dermal filler product in Japan. Each of these distribution agreements presents its own unique risks and challenges. For example, to sell products in partnership with Obagi we need to invest in creating a sales structure that is experienced in the sale of cosmeceuticals and not in capital equipment. We need to commit resources to training this sales force, obtaining regulatory licenses in Japan and developing new marketing materials to promote the sale of Obagi products. For each of these distribution arrangements, until we can develop our own experienced sales force, we may need to pay third party distributors to sell the products which will result in higher fees and lower margins than if we sell direct to customers. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products thereby reducing our available cash reserves and negatively impacting our profitability.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

Our international revenue was $32.7 million in 2009, which represented 61% of our total revenue. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

We believe as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Iridex, Palomar, Solta, and Syneron and as well as private companies such as Alma, Lumenis, Sciton and several other companies. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations. We also face competition from medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include sclerotherapy, a procedure involving the injection of a solution into the vein to collapse it, electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

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

In addition, some of our current and potential competitors have greater financial, research and development, business development, manufacturing, and sales and marketing resources than we have. Our competitors could utilize their greater financial resources to acquire other companies to gain enhanced name recognition and market share, as well as new technologies or products that could effectively compete with our existing product lines. Recently there has been some consolidation in the aesthetic industry leading to companies combining their resources. For example, Thermage acquired Reliant in December 2008 and renamed the combined company, Solta. In addition, in September 2009, Syneron acquired Candela. Our competitors could also form strategic alliances with other companies to develop products and solutions that effectively compete with our products. For example, Syneron has entered into agreements with Proctor and Gamble for the proposed development of home-use aesthetic devices. Business combinations and alliances by our competitors could increase competition, which could harm our business.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, market them successfully, and identify new markets for our technology.

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. We have recently started distributing topical skin creams and dermal fillers in the Japanese market and an ultrasonic liposuction device for the body contouring market in Europe and Canada. To grow in the future, we must develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

To successfully expand our product offerings, we must, among other things:

•	Develop and acquire new products that either add to or significantly improve our current product offerings;

•	Convince our existing and prospective customers that our product offerings would be an attractive revenue-generating addition to their practice;

•	Sell our product offerings to a broad customer base;

•	Identify new markets and alternative applications for our technology;

•	Protect our existing and future products with defensible intellectual property; and

•	Satisfy and maintain all regulatory requirements for commercialization.

With the exception of 2009, we have introduced at least one new product every year since 2000. In November 2009, we announced that we postponed indefinitely the release of our TruSculpt body contouring product. Historically, product introductions have generally been a significant component of our financial performance. Our business strategy is based, in part, on our expectation that we will continue to increase our product offerings that we can sell to new and existing customers. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all, which could adversely affect our business.

In addition, our former Executive Vice President of Research & Development, who is also one of our founders, resigned from his employment with us effective March 2009 to pursue personal interests. Although we have appointed a new Vice President of Research & Development and our founder continues to provide consulting services to us, our founder’s full-time employment, experience and leadership contributed to our historical product development initiatives. As a result, we may not be able to continue our trend of regular new product introductions. Also, we may need additional research and development resources to make new product introductions, which may be more costly and time consuming to our organization.

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

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. For example, while our CoolGlide product was the first long-pulse Nd:YAG, or long wavelength, laser system cleared by the FDA for permanent hair reduction on all skin types, competitors have subsequently introduced systems that utilize Nd:YAG lasers, and received FDA clearances to market these products as treating all skin types. We expect that any competitive advantage we may enjoy from other current and future innovations, such as combining multiple hand pieces in a single system to perform a variety of applications, may diminish over time as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue could decline as our customers and prospects purchase our competitors’ products.

If PSS World Medical fails to perform to our expectations, we may fail to achieve anticipated operating results.

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS declined significantly in 2009, compared to 2008. Our revenue from PSS as a percentage of U.S. revenue was 18% in 2009, 29% in 2008 and 23% in 2007. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

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

We may incur substantial expenses if our practices are shown to have violated the Telephone Consumer Protection Act, and defending ourselves against the related litigation could distract management and harm our business

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. On August 25, 2009, following negotiations between the parties, the parties entered into a settlement agreement that would resolve the case on a class-wide basis. The Court gave its preliminary approval to the proposed settlement on August 27, 2009, and a final hearing on the settlement is scheduled for April 6, 2010. Under the terms of the settlement, we will cause to be paid a total of $950,000 in exchange for a full release of facsimile-related claims. See “Item 3 – Legal Proceedings” set forth in Part III, Item 1 for further details.

If the proposed settlement does not receive final approval and the matter is certified as a class action and goes to trial, we may incur substantial additional expenses defending ourselves and, if our practices are shown to have violated the TCPA, this could result in an award of substantial damages, which may have a material adverse effect on our profitability and business.

Two securities class action lawsuits were filed against us in April and May 2007, respectively, based upon the decreases in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings, and the announcement of our revised 2007 guidance. Defending ourselves against this litigation could distract management and harm our business.

Two class action lawsuits were filed against us following declines in our stock price in the spring of 2007. On November 1, 2007, the court ordered the two cases consolidated. These consolidated cases have been on appeal since November 2008 and both parties presented oral arguments to the Court of Appeals in February 2010. No decision has yet been rendered by the Court of Appeals. See “Item 3 – Legal Proceedings” set forth in Part III, Item 1 of this annual report on Form 10-K for further details.

Although we retain director and officer liability insurance, there can be no guarantee that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. This litigation may distract our management and consume resources that would otherwise have been directed toward operating our business. Each of these factors could harm our business.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments (including auction rare securities) of the U.S. government and its agencies, and U.S. municipalities. As of December 31, 2009, our balance in marketable investment was $76.8 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2009 would have potentially decreased by approximately $421,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Consolidated Balance Sheet as of December 31, 2009, are $7.3 million of ARS. These ARS are designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $4.4 million (par value) of our original holdings of $13.4 million (par value) of ARS, have been redeemed at full par value in 2009, auctions for the majority of the remaining ARS in our portfolio at December 31, 2009 have continued to fail since February 2008 due to the lack of liquidity and overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument.

If the auctions for our ARS investments continue to fail, and there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and may cause our stock price to decline.

The price of our common stock may fluctuate substantially. We have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of December 31, 2009, approximately 58% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

•	The general market conditions unrelated to our operating performance;

•	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;

•	Quarterly variations in our, or our competitors’, results of operations;

•	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

•	The announcement of new products or service enhancements by us or our competitors;

•	The announcement of the departure of a key employee or executive officer by us or our competitor;

•	Regulatory developments or delays concerning our, or our competitors’ products; and

•	The initiation of litigation by us or against us.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2009, we had thirteen issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Medical devices may be marketed in the United States only for the indications for which they are approved or cleared by the FDA. For example, we have FDA clearance to market our Titan product in the United States only for deep heating for the temporary relief of muscle aches and pains; and to market our Pearl Fractional product in the United States only for skin resurfacing. Therefore we are prevented from promoting or advertising Titan in the United States and Pearl Fractional in the United States for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any material acquisitions or collaborative projects.

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

We keep limited materials and components on hand. To manage our manufacturing operations with our suppliers, we forecast anticipated product orders and material requirements to predict our inventory needs up to twelve months in advance and enter into purchase orders on the basis of these requirements. Our experience of materials usage may not provide us with enough data to accurately predict future demand. If our sales demand decreases significantly, or if we overestimate our component and material requirements, we will have excess inventories and incur costs associated with the termination of existing purchase order commitments, which would increase our expenses. If our business expands, or if we underestimate our component and material requirements, we may have inadequate inventories, which could interrupt, delay or prevent delivery of our products to our customers. Any of these occurrences would negatively affect our financial performance and the level of satisfaction our customers have with our business.

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

As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in U.S. dollars may be more expensive relative to products of our foreign competitors, which could result in lower revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar, Canadian Dollar and British Pound Sterling. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our net income (loss).

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

Our corporate headquarters and U.S. operations are located in a 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires in 2013. In addition, we have leased office facilities in certain international countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,790	Three leases of which two expire in May 2010, and one expires in July 2010.
Switzerland	Approximately 2,885	Two leases expire in March and April 2010. The company entered into a lease agreement for 3,174 square feet effective April 2010, which expires in March 2013.
France	Approximately 450	Lease expires in November 2011, but may be cancelled at any time with a three-month notice.
Spain	Approximately 175	Lease automatically renews at the end of each six-month period.

We believe that these facilities are adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

Two securities class action lawsuits were filed against us and two of our executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of our common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding our financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, we filed a motion to dismiss that complaint. On September 30, 2008, in response to our motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. On November 25, 2008, the Court closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, on April 16, 2009 the plaintiffs filed their opening brief with that Court, on June 17, 2009 we filed our response to plaintiffs' brief, on July 1, 2009 the plaintiffs filed their response to our brief, and on February 11, 2010 both parties presented oral argument to the Court of Appeals. No decision has yet been rendered by the Court of Appeals. We intend to continue to defend this case vigorously, regardless of the stage of litigation. Although we retain director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure us fully for all losses on covered claims. Since we do not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that we violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, we removed the case to federal court in the Northern District of Illinois. On August 25, 2009, following negotiations between the parties, the parties entered into a settlement agreement that would resolve the case on a class-wide basis. The Court gave its preliminary approval to the proposed settlement on August 27, 2009, and a final hearing on the settlement is scheduled for April 6, 2010. Under the terms of the settlement, we will cause to be paid a total of $950,000 in exchange for a full release of facsimile-related claims. We included $850,000 for the estimated cost of the settlement, net of administrative expenses and amounts that are expected to be recoverable from our insurance carrier, in our Consolidated Statement of Operations in 2009. If the proposed settlement does not receive final approval and the matter is certified as a class action and goes to trial, we may incur substantial additional expenses defending ourselves and, if our practices are shown to have violated the TCPA, this could result in an award of substantial damages, which may have a material adverse effect on our profitability and business. If the proposed settlement does not receive final approval, we intend to defend this case vigorously.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 26, 2010, the closing sale price of our common stock was $9.40 per share.

Common Stockholders

We had 10 stockholders of record as of February 26, 2010. Since many stockholders choose to hold their shares under the name of their brokerage firm, we believe, the actual number of stockholders was approximately 4,200.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2009		2008
	High	Low	High	Low
4th Quarter	$9.63	$7.97	$10.58	$7.47
3rd Quarter	9.40	7.85	12.28	9.10
2nd Quarter	9.03	5.93	13.91	8.98
1st Quarter	8.71	5.57	15.53	11.70

Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2004 through December 31, 2009 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period. (1) The results assume that $100 was invested on December 31, 2004.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2009	2008	2007	2006	2005
Net revenue	$53,682	$83,379	$101,726	$100,692	$75,620
Cost of revenue	21,759	32,358	35,002	29,859	19,792
Gross profit	31,923	51,021	66,724	70,833	55,828
Operating expenses:
Sales and marketing	24,286	35,354	38,277	32,890	25,021
Research and development	6,810	7,550	7,169	6,473	5,353
General and administrative	10,320	11,270	11,721	15,192	8,782
Litigation settlement	850	—	—	18,935	—
Total operating expenses	42,266	54,174	57,167	73,490	39,156
Income (loss) from operations	(10,343)	(3,153)	9,557	(2,657)	16,672
Interest and other income, net	1,572	3,046	4,207	3,596	2,034
Other-than-temporary impairments of long-term investments	—	(3,554)	—	—	—
Income (loss) before income taxes	(8,771)	(3,661)	13,764	939	18,706
Provision (benefit) for income taxes	8,908	(792)	3,260	(1,184)	4,905
Net income (loss)	$(17,679)	$(2,869)	$10,504	$2,123	$13,801
Net income (loss) available to common stockholders used in basic net income per share	$(17,679)	$(2,869)	$10,504	$2,123	$13,801
Net income (loss) per share:
Basic	$(1.33)	$(0.22)	$0.80	$0.17	$1.20
Diluted	$(1.33)	$(0.22)	$0.74	$0.15	$1.00
Weighted-average number of shares used in per share calculations:
Basic	13,279	12,770	13,153	12,558	11,535
Diluted	13,279	12,770	14,228	14,278	13,864

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2009	2008	2007	2006	2005
Cash and cash equivalents	$22,829	$36,540	$11,054	$11,800	$5,260
Marketable investments	76,780	60,653	88,510	96,285	86,736
Long-term investments	7,275	9,627	7,429	—	—
Working capital (current assets less current liabilities)	96,015	101,644	106,894	111,999	98,318
Total assets	121,352	137,476	138,653	133,875	111,958
Retained earnings	17,254	31,410	34,279	23,866	21,743
Total stockholders’ equity	100,853	112,108	109,353	109,732	97,177

I TEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2009. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause our results to differ materially from those in our forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors commencing on page 15. We encourage you to read that section carefully as well as other risks detailed from time to time in our filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2009.

Executive Summary

Company Description. We are a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems for practitioners worldwide. We offer aesthetic systems on three platforms—Xeo, CoolGlide, and Solera— for use by physicians and other qualified practitioners to allow our customers to offer safe and effective aesthetic treatments to their customers.

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

Products. Our revenue is derived from the sale of Products, Upgrades, Service and Titan hand piece refills. Product revenue represents the sale of a system, which consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software and high voltage electronics. However, depending on the application, the laser or other light-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional applications, instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses has been used. In addition, we distribute BioForm, Inc.’s (BioForm) Radiesse® dermal filler product in Japan.

Significant Business Trends. We believe that our ability to grow revenue has been, and will continue to be, primarily dependent on the following:

•	Continuing to expand our product offerings.

•	Investments made in our global sales and marketing infrastructure.

•	Use of clinical results to support new aesthetic products and applications.

•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).

•	Customer demand for our products and consumer demand for the applications they offer.

•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.

•	Generating Service, Upgrade, and Titan hand piece refill revenue from our growing installed base of customers.

Our U.S. revenue decreased 50% and our international revenue decreased 22% in 2009, compared to 2008. International revenue as a percent of total revenue was 61% in 2009 and 50% in 2008. We believe that the decline in U.S. and international revenue was primarily attributable to the global recession that has caused our prospective customers to be reluctant to spend significant amounts of money on capital equipment during these unstable economic times. Historically a significant portion of our U.S. revenue was sourced from the non-core market of practitioners such as primary care physicians, gynecologists and physicians offering aesthetic treatments in spa environments. We believe our U.S. revenue declined greater than our international revenue, because the recession impacted the U.S. market, and particularly the non-core market, more severely than our international market, which is primarily comprised of core physicians. Further, we also believe that those prospective customers who do not have established medical offices, are finding it more difficult to obtain credit financing, which also contributed to the reduced U.S. revenue.

Our service revenue increased 16% in 2009, compared to 2008. Service contract amortization is the primary component of our total service revenue. Due to an increasing installed base of customers, our revenue from contract amortization has consistently increased. However, our deferred service revenue balance decreased by $3.5 million, or 30%, to $8.1 million as of December 31, 2009, compared to December 31, 2008. We believe this decline was primarily attributable to: (i) fewer customers purchasing extended service contracts in response to improved product reliability and the tougher economy; (ii) a decrease in unit sales volume in the U.S. that historically included an element of deferred revenue for service contracts beyond our standard warranty terms; (iii) a shift by customers towards purchasing more quarterly, rather than annual or multi-year, service contracts; and (iv) a reduction of our service contract pricing, but including prorated charges for hand piece usage (only in the first nine months of 2009), which resulted in a reduction of our deferred service revenue balance as of December 31, 2009.

Our gross margin decreased slightly to 59% for 2009, compared to 61% in 2008. This decrease, was due primarily to: (i) lower overall revenue, due to lower volume, which resulted in reduced leverage of our manufacturing and service department expenses; (ii) higher Service and Titan refill revenue as a percentage of our total revenue, which has a lower gross margin than our total revenue; and (iii) higher international distributor revenue as a percentage of total revenue, which has a lower gross margin than our direct business; partially offset by (iv) reduced manufacturing expenses resulting primarily from headcount reductions and improved product reliability.

Our sales and marketing expenses, as a percentage of net revenue, increased to 45% in 2009, compared to 42% in 2008. This increase in expenses as a percentage of net revenue in 2009, was due primarily to lower revenue in 2009, compared to 2008. In absolute dollars, sales and marketing expenses decreased by $11.1 million to $24.3 million in 2009, compared to 2008. The decrease in absolute dollars was due primarily to reduced personnel expenses in the United States, attributable to lower headcount, and reduced sales commission expenses resulting from lower revenue.

Our research and development (R&D) expenses, as a percentage of net revenue, increased to 13% in 2009, compared to 9% in 2008. The increase in expenses as a percentage of net revenue was due primarily to lower revenue in 2009, compared to 2008. In absolute dollars, R&D expenses decreased by $740,000 to $6.8 million in 2009, compared to 2008. The decrease in absolute dollars was due primarily to lower headcount (partially resulting from a reduction-in-force that we implemented in the first-half of 2009) and consulting services of $689,000.

General and administrative (G&A) expenses, as a percentage of net revenue, increased to 19% in 2009, compared to 14% in 2008. The increase in expenses as a percentage of net revenue was due primarily to lower revenue in 2009, compared to 2008. In absolute dollars, G&A expenses decreased by $950,000 to $10.3 million in 2009, compared to 2008. The decrease in G&A expenses in 2009, was due primarily to a decrease in legal, audit, tax, and consulting fees.

We are a defendant in a Telephone Consumer Protection Act class action lawsuit. See “Item 3 - Legal Proceedings” in Part 1, of this Form 10-K. We have included $850,000 in our Consolidated Statement of Operations in 2009, for the estimated cost of the tentative settlement, net of administrative expenses and amounts that are expected be recoverable from our insurance carrier.

In response to the economic environment and our reduced revenue in 2008 and 2009, we reduced our company-wide workforce by approximately 18% and implemented other cost-reduction measures in the first half of 2009. The headcount reductions impacted all departments and functions and resulted in restructuring charges of approximately $880,000 in first half of 2009. As of June 30, 2009, there were no service requirements outstanding from the employees who were affected. As a result of these cost-reduction measures our operating expenses declined in 2009, compared to 2008.

We recognized an income tax provision of $8.9 million in 2009, despite losses before taxes. The provision is primarily due to the recording of a valuation allowance at the end of the third quarter of 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value, of which $10.2 million related to our U.S. deferred tax assets as of December 31, 2008. This valuation allowance was offset by $1.3 million of certain tax benefits resulting from losses generated during fiscal 2009 that can be carried-back to prior periods. See “Provision (Benefit) for Income Taxes” below for further discussion. We also performed an evaluation as of December 31, 2009, and determined the full valuation allowance was still required.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings and innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part I, Item 1A “Risk Factors.”

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States (GAAP) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates are as follows:

Revenue Recognition

We recognize Product revenue, including Upgrade revenue, and revenue from Titan hand piece refills, when title and risk of ownership has been transferred, provided that:

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

At December 31, 2009, total financial assets measured and recognized at fair value were $103.4 million and of these assets, $7.3 million, or 7%, were ARS that were measured and recognized using significant unobservable inputs (Level 3). During 2009, $4.4 million of ARS were redeemed at their full par value, as a result, we transferred $2.3 million from Level 3 assets to cash and $100,000 of Level 3 assets into marketable investments (Level 2). This redemption resulted in a gain of $1.9 million being recorded to accumulated comprehensive income (loss) in 2009.

As of December 31, 2009, we had $8.9 million par value ($7.3 million fair value) of long-term ARS investments and $100,000 par value of ARS recorded in marketable investments. The aggregate loss in value is included as an unrealized loss in accumulated other comprehensive income (loss). Given observable market information was not available to determine the fair values of our ARS portfolio, we valued these investments based on a discounted cash flow model. While our ARS valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs (pricing models), we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors. See Note 2 “Balance Sheet Details- Fair Value of Financial Instruments” in Notes to Consolidated Financial Statement in Part II, Item 8 of this Form 10-K for more information.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, and ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in their valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Recognition and Presentation of Other-Than-Temporary-Impairments

We review any impairments on a quarterly basis in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Beginning April 1, 2009, if an entity intends to sell or if it is more likely than not that it will be required to sell an impaired debt security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is required to be recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into: (i) the portion of loss which represents the credit loss; or (ii) the portion which is due to other factors. The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. Prior to April 1, 2009, all declines in fair value deemed to be other-than-temporary were reflected in earnings as realized losses.

With respect to the ARS that we held as of April 1, 2009, we determined that the cumulative effect adjustment required to reclassify the non-credit portion of previously recognized other-than-temporarily impaired adjustments was $3.5 million. Therefore, we increased our accumulated earnings and decreased our accumulated other comprehensive income (loss) by the $3.5 million cumulative effect adjustment. With respect to the $9.0 million of par value ARS investments held as of December 31, 2009, the unrealized losses included in accumulated comprehensive income (loss) was $1.6 million.

Stock-based Compensation Expense

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

As of December 31, 2009, the unrecognized compensation cost, net of expected forfeitures, related to stock options and employee stock purchase plan awards was $7.2 million and $40,000, respectively, which will be recognized using the straight-line attribution method over an estimated weighted-average amortization period of 2.73 years and 0.33 years, respectively. See Note 5 “Stockholders’ equity, Stock Plans and Stock-Based Compensation Expense,” in the Notes to Consolidated Financial Statement in Part II, Item 8 of this Form 10-K for more information.

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

Warranty Obligations

We historically provided a standard one-year or two-year warranty coverage on our systems. Beginning in September 2009, we changed our warranty policy to a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale, and as reviewed and updated quarterly, of the total costs that we expect to incur in repairing or replacing product parts that fail while still under warranty. Accrued warranty costs include costs of material, technical support labor and associated overhead. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs.. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update the historical warranty cost trends. If we were required to accrue additional warranty cost in the future due to actual product failure rates, material usage, service delivery costs or overhead costs differing from our estimates, revisions to the estimated warranty liability would be required, which would negatively impact our operating results.

Provision for Income Taxes

We are subject to taxes on earnings in both the United States and numerous foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our uncertain tax positions and determining our provision for income taxes on earnings. We perform a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of tax-exempt interest income, foreign operations, research and development tax credits, state taxes, certain benefits realized related to stock option activity, and changes in valuation allowance. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the United States. The effective tax rate was (102)% in 2009, 22% in 2008, and 24% in 2007. Our future effective tax rates could be affected by earnings being lower than anticipated in countries where we have lower statutory rates and being higher than anticipated in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. In general, positive evidence may include:

•
A strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition; and

•	An excess of appreciated asset value over the tax basis of our net assets in an amount sufficient to realize the deferred tax asset.

In general, negative evidence may include:

•	A history of operating loss or tax credit carryforwards expiring unused;

•	An expectation of being in a cumulative loss position in a future reporting period;

•	The existence of cumulative losses in recent years; and

•	A carryback or carryforward period that is so brief that it would limit the realization of tax benefits.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence.

In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence, giving greater weight to our recent cumulative losses and our ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At the end of the quarter ended September 30, 2009, changes in previously anticipated expectations and continued operating losses resulted in a valuation allowance against our tax benefits since we no longer considered them “more-likely-than-not” realizable. We also performed this evaluation as of the year ended December 31, 2009 and determined the full valuation allowance was still required.

Long-Lived Asset Impairment

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Through December 31, 2009, there have been no such impairments.

Litigation

We have been, and may in the future become, subject to legal proceedings related to securities litigation, intellectual property and other matters such as the TCPA litigation and the securities class Action Lawsuit described in Item 3—Legal Proceedings. Based on all available information at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable loss. If losses are probable and reasonably estimable, we record a reserve. See “Item 3 - Legal Proceedings” in Part I, of this Form 10-K.

Recent Accounting Pronouncements

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies—Recent Accounting Pronouncement” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net total revenue.

	Year Ended December 31,
	2009	2008	2007
Operating Ratios:
Net revenue	100%	100%	100%
Cost of revenue	41%	39%	34%
Gross profit	59%	61%	66%
Operating expenses:
Sales and marketing	45%	42%	38%
Research and development	13%	9%	7%
General and administrative	19%	14%	12%
Litigation settlement	1%	—%	—%
Total operating expenses	78%	65%	57%
Income (loss) from operations	(19)%	(4)%	9%
Interest and other income, net	3%	4%	4%
Other-than-temporary impairment of long-term investments	—%	(4)%	—%
Income (loss) before income taxes	(16)%	(4)%	13%
Provision (benefit) for income taxes	17%	(1)%	3%
Net income (loss)	(33)%	(3)%	10%

Total Revenue

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
Revenue mix by geography:
United States	$21,019	(50)%	$41,683	(35)%	$64,084
Japan	9,636	(12)%	10,929	29%	8,453
Asia, excluding Japan(1)	4,727	(17)%	5,713	(5)%	6,009
Europe	7,087	(33)%	10,522	14%	9,258
Rest of the world(1)	11,213	(23)%	14,532	4%	13,922
Total international revenue	32,663	(22)%	41,696	11%	37,642
Consolidated total revenue	$53,682	(36)%	$83,379	(18)%	$101,726
United States as a percentage of total revenue	39%		50%		63%
International as a percentage of total revenue	61%		50%		37%
Revenue mix by product category:
Products	$28,554	(51)%	$57,998	(22)%	$74,502
Upgrades	6,343	(24)%	8,361	(37)%	13,342
Service	13,186	16%	11,358	24%	9,128
Titan hand piece refills	5,599	(1)%	5,662	19%	4,754
Consolidated total revenue	$53,682	(36)%	$83,379	(18)%	$101,726

(1)
Beginning in 2009, we classified revenue from Australia and New Zealand in the geography category ‘Rest of the world’, previously we classified revenue from Australia and New Zealand in the geography category ‘Asia, excluding Japan’; as such we reclassified the 2008 and 2007 revenue from Australia and New Zealand from ‘Asia, excluding Japan’ to ‘Rest of the world’

Our U.S. revenue decreased 50% in 2009, compared to 2008, and 35% in 2008, compared to 2007. Our International revenue decreased 22% in 2009, compared to 2008. We believe that the decline in U.S. and international revenue was primarily attributable to the global recession that has caused our prospective customers to be reluctant to spend significant amounts of money on capital equipment during these unstable economic times. Historically a significant portion of our U.S. revenue was sourced from the non-core market of practitioners such as primary care physicians, gynecologists and physicians offering aesthetic treatments in spa environments. International sales increased 11% in 2008, compared to 2007. The increase in 2008 was primarily attributable to continuing investments in building our international sales distribution channels. International revenue as a percent of total revenue was 61% in 2009, 50% in 2008 and 37% in 2007. We believe our U.S. revenue declined greater than our international revenue, because the recession impacted the U.S. market, and particularly the non-core market, more severely than our international market. Further, we also believe that those prospective customers who do not have established medical offices, are finding it more difficult to obtain credit financing, which also contributed to the reduced U.S. revenue.

Our Product revenue decreased 51% in 2009, compared to 2008, and 22% in 2008, compared to 2007. Our Upgrade revenue decreased 24% in 2009, compared to 2008, and 37% in 2008, compared to 2007. We believe these decreases in Product and Upgrade revenue were primarily driven by the global recession that has caused our prospective customers to be reluctant on spending significant amounts of money on capital equipment during these unstable economic times. We also believe that those prospects who do not have established medical offices are finding it more difficult to obtain credit financing. Product revenue included BioForm’s Radiesse® dermal filler product sales in Japan.

Our Service revenue increased 16% in 2009, compared to 2008, and 24% in 2008, compared to 2007. Service contract amortization is the primary component of our total service revenue. These increases were due primarily to an increasing installed base of customers.

Our Titan hand piece refill revenue decreased 1% in 2009, compared to 2008. We believe that this slight decrease was due primarily to a decline in consumer spending in 2009 on Titan procedures as a result of the global recession. Our Titan hand piece refill revenue increased 19% in 2008, compared to 2007. We believe that this increase was due primarily to an increase in the installed base and as a result of greater utilization of this application.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
Gross Profit	$31,923	(37)%	$51,021	(24)%	$66,724
As a percentage of total revenue	59%		61%		66%

Our cost of revenue consists primarily of: material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue was 59% in 2009, 61% in 2008 and 66% in 2007. We believe the decrease in gross margin in 2009, compared to 2008, and the decrease in gross margin in 2008, compared to 2007 was primarily attributable to:

•	Lower overall revenue, which reduced the leverage of our manufacturing and service department expenses and was dilutive to our gross margin percentage;

•	Higher Service and Titan refill revenue, as a percentage of total revenue, which have a lower gross margin than our Product and Upgrade revenue categories; and

•	Increased level of international distributor revenue as a percent of total revenue, which has slightly lower gross margins than our direct business.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
Sales and marketing	$24,286	(31)%	$35,354	(8)%	$38,277
As a percentage of total revenue	45%		42%		38%

Sales and marketing expenses consist primarily of: personnel expenses, expenses associated with customer-attended workshops and trade shows, and advertising. Sales and marketing expenses decreased $11.1 million in 2009, compared to 2008. This decrease was due primarily to the following:

(i)
A decrease in personnel expenses of $5.4 million in 2009, compared to 2008, due primarily to lower headcount (partially resulting from a reduction-in-force that the we implemented in the first-half of 2009) and reduced sales commission expenses resulting from lower revenue;

(ii)	A decrease in travel and related expense of $1.8 million in 2009, compared to 2008, due primarily to lower headcount; and

(iii)	A decrease in marketing expenses of $983,000 in 2009, compared to 2008, associated with lower spending on workshops, advertising and other promotional activities.

Sales and marketing expenses as a percentage of total revenue, increased to 45% in 2009, compared with 42% in 2008, due primarily to lower revenue in 2009.

Sales and marketing expenses decreased $2.9 million in 2008, compared to 2007. This decrease was primarily attributable to lower personnel expenses for North America of $3.3 million, resulting from lower sales commission expenses (resulting from lower sales) and a reduction in head count. Sales and marketing expenses as a percentage of total revenue, increased to 42% in 2008, compared with 38% in 2007, due primarily to lower revenue in 2008.

Research and Development (R&D)

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
Research and development	$6,810	(10)%	$7,550	5%	$7,169
As a percentage of total revenue	13%		9%		7%

Research and development expenses consist primarily of’ personnel expenses, clinical, regulatory and material costs. R&D expenses decreased by $740,000 in 2009, compared to 2008. This decrease was due primarily to lower headcount (partially resulting from a reduction-in-force that we implemented in the first-half of 2009) and consulting services of $689,000. R&D expenses as a percentage of total revenue, increased to 13% in 2009, compared with 9% in 2008, due primarily to lower revenue in 2009.

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

General and Administrative (G&A)

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
General and administrative	$10,320	(8)%	$11,270	(4)%	$11,721
As a percentage of total revenue	19%		14%		12%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased by $950,000 in 2009, compared to 2008. This decrease was due mainly to the following:

(i)
A decrease in legal, audit and tax consulting fees of $587,000, due to reduced fees from the consulting firms, partially offset by higher consulting fees related to our 2009 Option Exchange Program; and

(ii)
A decrease in personnel expenses of $206,000 in 2009, compared to 2008, due primarily to lower headcount (resulting from a reduction-in-force that the we implemented in the first-half of 2009); partly offset by

(iv)	An increase in bad debt expense of $392,000, resulting primarily from one leasing company that defaulted on its payment in the second quarter of 2009 due to it having significant financial problems.

G&A expenses as a percentage of total revenue, increased to 19% in 2009, compared with 14% in 2008, due primarily to lower revenue in 2009.

G&A expenses decreased $451,000 in 2008, compared to 2007. This decrease was primarily attributable to lower personnel expenses for North America of $998,000, partially offset by higher North America professional consulting fees related to legal, accounting and tax related matters of $508,000. G&A expenses as a percentage of total revenue increased, to 14% in 2008, compared with 12% in 2007, due primarily to lower U.S. revenue in 2008.

Litigation Settlement

We are a defendant in a Telephone Consumer Protection Act class action lawsuit. See “Item 3 - Legal Proceedings,” in Part I, of this Form 10-K. We have included $850,000 in our Consolidated Statement of Operations in 2009 for the estimated cost of the tentative settlement, net of administrative expenses and amounts that may be recoverable from our insurance carrier.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
Interest income	$1,383	(56)%	$3,170	(22)%	$4,083
Other income (expense), net	189	NA %	(124)	NA	124
Total Interest and other income, net	$1,572	(48)%	$3,046	(28)%	$4,207

Interest income decreased 56 % in 2009, compared to 2008, and decreased 22% in 2008, compared to 2007. These decreases were due primarily to reduced tax-exempt interest yields as a result of the Federal Reserve cutting interest rates. Our cash, cash equivalents, marketable investments and long-term investments measured and recognized at fair value were $106.9 million at December 31, 2009, $106.8 million at December 31, 2008 and $107.0 million December 31, 2007.

Other-Than-Temporary Impairments of Long-Term Investments

	Year Ended December 31,
(Dollars in thousands)	2009	% Change	2008	% Change	2007
Other-than-temporary impairment of long-term investments	$—	(100)%	$3,554	NA	$—

For the year ended December 31, 2008, we determined there was a decline in the fair value of our ARS investments for which we recorded a $3.6 million other-than-temporary impairment charge. See the ‘Critical Accounting Estimates’ section above, for additional details relating to the charge.

Provision (Benefit) for Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2009	$ Change	2008	$ Change	2007
Income (loss) before income taxes	$(8,771)	$(5110)	$(3,661)	$(17,425)	$13,764
Provision (benefit) for income taxes	8,908	9,700	(792)	(4,052)	3,260
Effective tax rate	(102)%		22%		24%

We recognized an income tax provision of $8.9 million in 2009, despite losses before taxes. The provision is primarily due to the recording of a valuation allowance at the end of the third quarter of 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value, of which $10.2 million related to our U.S. deferred tax assets as of December 31, 2008. This valuation allowance was offset by $1.3 million of certain tax benefits resulting from losses generated during fiscal 2009 that can be carried-back to prior periods.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence, giving greater weight to our recent cumulative losses and our ability to carry-back losses against prior taxable income and lesser weight to our projected financial results due to the challenges of forecasting future periods. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At the end of the quarter ended September 30, 2009, revisions in previously anticipated expectations and continued operating losses resulted in a valuation allowance against our tax benefits  since they were no longer considered “more-likely-than-not” realizable. We also performed this evaluation as of the year ended December 31, 2009 and determined the full valuation allowance was still required. We also performed this evaluation as of December 31, 2009, and determined the full valuation allowance was still required. Under current tax laws, this valuation allowance will not limit our ability to utilize federal and state deferred tax assets provided we can generate sufficient future taxable income in the U.S.

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

Net Income (Loss) and Net Income (Loss) per Diluted Share

	Year Ended December 31,
(Dollars in thousands, except per share data)	2009	% Change	2008	% Change	2007
Net income (loss)	$(17,679)	516%	$(2,869)	NA	$10,504
Net income (loss) per diluted share	$(1.33)	505%	$(0.22)	NA	$0.74

The $14.8 million increase in net loss, and $1.11 increase in net loss per diluted share, in 2009, compared to 2008, was primarily attributable to lower revenue of $29.7 million, partially offset by a decrease of $11.9 million in operating expenses in 2009, compared to 2008.

The $13.4 million decrease in net income (loss), and $0.96 decrease in net income (loss) per diluted share, in 2008, compared with 2007, was primarily attributable to $22.4 million in lower U.S. revenue and $3.6 million in an other-than-temporary impairment of long-term investments.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations, stock option exercises, and employee stock purchases. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments (in thousands):

	As of December 31,
(Dollars in thousands)	2009	2008	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$22,829	$36,540	$(13,711)
Marketable investments	76,780	60,653	16,127
Long-term investments	7,275	9,627	(2,352)
Total	$106,884	$106,820	$64

Cash Flows

In summary, our cash flows were as flows:

	Year ended December 31,
(Dollars in thousands)	2009	2008	2007
Cash flows provided by (used in):
Operating activities	$41	$4,340	$16,890
Investing activities	(14,360)	20,644	(426)
Financing activities	608	502	(17,210)
Net increase (decrease) in cash and cash equivalents	$(13,711)	$25,486	$(746)

Cash Flows From Operating Activities

We generated net cash from operating activities of $41,000 in 2009, which was primarily attributable to:

•
$849,000 used from net loss of $17.7 million after adjusting for non-cash related items of $16.8 million, consisting primarily of a valuation allowance on our deferred tax asset of $10.5 million, stock-based compensation expense of $4.2 million, net increase in the allowance for doubtful accounts of $525,000 due primarily to one leasing company that has defaulted on its payment, and an increase in the provision for excess and obsolete inventories of $611,000 resulting from the reduced future demand for our products; and

•
$3.5 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing beginning in 2009, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts in response to improved product reliability and to a tougher economy; offset by

•
$2.9 million of cash generated by the decrease in gross inventory balance from December 31, 2008 to December 31, 2009, that resulted from slowing our inventory build to better match the reduced sales of our products; and

•
$1.9 of cash generated by the decrease in gross accounts receivable balance from December 31, 2008 to December 31, 2009 that resulted from the collection of the higher 2008 year-end accounts receivable balances.

We generated net cash from operating activities of $4.3 million in 2008, which was primarily attributable to:

•
$5.1 million generated from net loss of $2.9 million after adjusting for non-cash related items of $8.0 million, primarily consisting of $5.2 million of stock-based compensation and $3.6 million of other-than-temporary impairment of long-term investments, partially offset by $1.9 million increase in deferred tax assets resulting from unutilized deductions for stock-based compensation expenses; and

•	$4.8 million of cash generated from the collection of the higher accounts receivable balance as of December 31, 2007; offset by

•
$4.7 million used to pay down the higher 2007 year-end accrued liabilities relating primarily to personnel expenses of $2.0 million, reduction of the income taxes payable balance by $849,000, reduction of accrued warranty expenses by $809,000 due primarily to fewer units remaining under warranty, and net reduction of $424,000 of accrued royalties due to the reduced revenue in the fourth quarter of 2008, compared with the fourth quarter of 2007, and

•	$2.8 million cash used as a result of the increase in inventories following the lower than expected revenue in the fourth quarter of 2008.

Cash Flows From Investing Activities

We used net cash of $14.4 million from investing activities in 2009, which was primarily attributable to:

•	$53.7 million of cash used to purchase marketable investments; partially offset by

•	$39.4 million in net proceeds from the sales and maturities of marketable investments.

We generated net cash of $20.6 million from investing activities in 2008, which was primarily attributable to:

•
$85.2 million in net proceeds from the sales and maturities of marketable investments due to an attempt to reduce our exposure to the auction rate and variable rate demand note markets during 2008; partially offset by

•	$63.8 million of cash used to purchase marketable and long-term investments; and

•	$703,000 of cash used to purchase property and equipment primarily for research and development activities.

Cash Flows From Financing Activities

Net cash provided by financing activities in 2009 was $608,000, which resulted from $585,000 of cash generated by the issuance of stock through our stock option and employee stock purchase plans and $23,000 of excess tax benefits related to stock-based compensation expenses reclassified from operating activities to financing activities in accordance with FAS 123(R).

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

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable and long-term investments of $106.9 million as of December 31, 2009. Of this amount, we had $7.3 million invested in long-term ARS investments (see ‘Critical Accounting Policies and Estimates’ section above, for a full description of our long-term investments in ARS). We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

We have certain contractual arrangements that create potential risk for us and are not recognized in our Consolidated Balance Sheets. Discussed below are off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Commitments

In December 2009, we entered into an agreement with Obagi Medical Products, Inc., to distribute certain of their proprietary skin care products in Japan (Obagi Agreement). Our Obagi Agreement requires us to purchase a minimum of $1.25 million of Obagi products  in 2010. The minimum purchase requirement for 2011 and beyond has yet to be determined.

See also Note 11, “Commitments, and Contingencies,” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Contractual Obligations

The following are our obligations for future minimum lease commitments related to facility leases as of December 31, 2009:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$6,001	$1,520	$2,918	$1,563	$—
Purchase Obligations (1)	1,250	1,250	—	—	—
Total	$7,251	$2,770	$2,918	$1,563	$—

(1)
In December 2009, we entered into an agreement with Obagi Medical Products, Inc., to distribute certain of their proprietary skin care products in Japan (Obagi Agreement). Our Obagi Agreement requires us to purchase a minimum dollar amount of Obagi Medical Products, Inc. product of $1.25 million in 2010. The minimum purchase requirement for 2011 and beyond has yet to be determined.

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2009. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $749,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of December 31, 2009. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, we have entered into indemnification agreements with each of our directors and executive officers. In 2007, two of our officers were named as defendants in securities class action litigation—see also “Item 3 - Legal Proceedings,” in Part I, of this Form 10-K. Our exposure under the various indemnification obligations, including those under the indemnification agreements with our directors and officers, is unknown since the outcome of the securities litigation is unpredictable and the amount that could be payable thereunder is not reasonably estimable, and since other indemnification obligations involve future claims that may be made against us. We have not accrued or paid any amounts for any such indemnification obligations. However, we may record charges in the future as a result of these potential indemnification obligations, including those related to the securities class action litigation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $421,000 as of December 31, 2009.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our holdings in ARS investments and auctions for all of our investments in these securities failed until December 31, 2008. In 2009, approximately $4.4 million of our original $13.4 million par value portfolio has been redeemed in full and as of December 31, 2009 we had $8.9 million par value (fair value of $7.3 million) of long-term ARS, whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain of approximately $134,000 in 2009, which is included in our Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2009, 2008 and 2007 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	71

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Cutera, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cutera, Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments in 2009.

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

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
March 15, 2010

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$22,829	$36,540
Marketable investments	76,780	60,653
Accounts receivable, net of allowance for doubtful accounts in 2009 and 2008 of $586 and $61, respectively	3,327	5,792
Inventories	6,408	9,927
Deferred tax asset	175	4,257
Other current assets and prepaid expenses	2,785	1,771
Total current assets	112,304	118,940
Property and equipment, net	847	1,357
Long-term investments	7,275	9,627
Intangibles, net	829	1,025
Deferred tax asset, net of current portion	97	6,527
Total assets	$121,352	$137,476
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,081	$1,690
Accrued liabilities	9,048	8,848
Deferred revenue	6,160	6,758
Total current liabilities	16,289	17,296
Deferred rent	1,493	1,713
Deferred revenue, net of current portion	1,968	4,907
Income tax liability	749	1,452
Total liabilities	20,499	25,368
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 13,436,163 and 12,806,035 shares in 2009 and 2008, respectively	13	13
Additional paid-in capital	85,248	80,318
Retained earnings	17,254	31,410
Accumulated other comprehensive income (loss)	(1,662)	367
Total stockholders’ equity	100,853	112,108
Total liabilities and stockholders’ equity	$121,352	$137,476

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net revenue	$53,682	$83,379	$101,726
Cost of revenue	21,759	32,358	35,002
Gross profit	31,923	51,021	66,724
Operating expenses:
Sales and marketing	24,286	35,354	38,277
Research and development	6,810	7,550	7,169
General and administrative	10,320	11,270	11,721
Litigation settlement	850	—	—
Total operating expenses	42,266	54,174	57,167
Income (loss) from operations	(10,343)	(3,153)	9,557
Interest and other income, net	1,572	3,046	4,207
Other-than-temporary impairments of long-term investments	—	(3,554)	—
Income (loss) before income taxes	(8,771)	(3,661)	13,764
Provision (benefit) for income taxes	8,908	(792)	3,260
Net income (loss)	$(17,679)	$(2,869)	$10,504
Net income (loss) per share:
Basic	$(1.33)	$(0.22)	$0.80
Diluted	$(1.33)	$(0.22)	$0.74
Weighted-average number of shares used in per share calculations:
Basic	13,279	12,770	13,153
Diluted	13,279	12,770	14,228

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Deferred Stock-Based	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (loss)	Equity
Balance at December 31, 2006	12,939,389	13	86,242	(331)	23,866	(58)	109,732
Issuance of common stock for employee purchase plan	42,868	—	954	—	—	—	954
Exercise of stock options	854,147	1	3,321	—	—	—	3,322
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	9,901	—	(138)	—	—	—	(138)
Repurchase of common stock	(1,107,856)	(1)	(24,999)	—	—	—	(25,000)
Share-based compensation expense	—	—	5,305	322	—	—	5,627
Change in deferred stock-based compensation, net of terminations	—	—	(9)	9	—	—	—
Tax benefit from exercises of stock-based payment awards	—	—	4,195	—	—	—	4,195
Change in accounting principle (Uncertain Tax Positions)	—	—	—	—	(91)	—	(91)
Components of other comprehensive income:
Net income	—	—	—	—	10,504	—	10,504
Other comprehensive income	—	—	—	—	—	248	248
Comprehensive income	—	—	—	—	—	—	10,752
Balance at December 31, 2007	12,738,449	13	74,871	—	34,279	190	109,353
Issuance of common stock for employee purchase plan	50,693	—	464	—	—	—	464
Exercise of stock options	8,449	—	45	—	—	—	45
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	8,444	—	(51)	—	—	—	(51)
Share-based compensation expense	—	—	5,220	—	—	—	5,220
Tax benefit from exercises of stock-based payment awards	—	—	(231)	—	—	—	(231)
Components of other comprehensive loss:
Net loss	—	—	—	—	(2,869)	—	(2,869)
Other comprehensive income, net of tax of $230	—	—	—	—	—	177	177
Comprehensive loss	—	—	—	—	—	—	(2,692)
Balance at December 31, 2008	12,806,035	$13	$80,318	$—	$31,410	$367	$112,108
Issuance of common stock for employee purchase plan	59,365	—	326	—	—	—	326
Exercise of stock options	527,721	—	291	—	—	—	291
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	43,042	—	(32)	—	—	—	(32)
Share-based compensation expense	—	—	4,236	—	—	—	4,236
Tax benefit from exercises of stock-based payment awards	—	—	109	—	—	—	109
Change in accounting principle (see Note 1)	—	—	—	—	3,523	(3,523)	—
Components of other comprehensive loss:
Net loss	—	—	—	—	(17,679)	—	(17,679)
Other comprehensive income, net of tax of $230	—	—	—	—	—	1,494	1,494
Comprehensive loss	—	—	—	—	—	—	(16,185)
Balance at December 31, 2009	13,436,163	$13	$85,248	$—	$17,254	$(1,662)	$100,853

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(17,679)	$(2,869)	$10,504
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	4,236	5,220	5,627
Tax benefit (deficit) from stock-based compensation	109	(231)	4,195
Excess tax benefit related to stock-based compensation	(23)	(44)	(3,652)
Depreciation and amortization	860	904	913
Provision for excess and obsolete inventories	611	409	279
Other-than-temporary impairments of long-term investments	—	3,554	—
Change in allowance for doubtful accounts	525	52	(25)
Change in deferred tax asset net of valuation allowance	10,512	(1,892)	(2,662)
Other	—	6	(6)
Changes in assets and liabilities:
Accounts receivable	1,940	4,848	(1,066)
Inventories	2,908	(2,803)	(2,592)
Other current assets	911	1,348	747
Accounts payable	(609)	(660)	138
Accrued liabilities	42	(4,739)	367
Deferred rent	(62)	74	215
Deferred revenue	(3,537)	1,101	3,792
Income tax liability	(703)	62	116
Net cash provided by operating activities	41	4,340	16,890
Cash flows from investing activities:
Acquisition of property and equipment	(154)	(703)	(1,000)
Purchase of intangibles	—	—	(20)
Proceeds from sales of marketable and long-term investments	27,914	55,104	69,103
Proceeds from maturities of marketable investments	11,535	30,065	31,508
Purchase of marketable and long-term investments	(53,655)	(63,822)	(100,017)
Net cash provided by (used in) investing activities	(14,360)	20,644	(426)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	585	458	4,138
Repurchase of common stock	—	—	(25,000)
Excess tax benefit related to stock-based compensation	23	44	3,652
Net cash provided by (used in) financing activities	608	502	(17,210)
Net increase (decrease) in cash and cash equivalents	(13,711)	25,486	(746)
Cash and cash equivalents at beginning of year	36,540	11,054	11,800
Cash and cash equivalents at end of year	$22,829	$36,540	$11,054
Supplemental and non-cash disclosure of cash flow information:
Change in deferred stock-based compensation, net of terminations	$—	$—	$(9)
Cash paid (received) for income taxes	$(578)	$2,098	$(808)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation.

Cutera, Inc. (Cutera or the Company) is a global provider of laser and other light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo and Solera product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and dermal fillers.

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale. The Company may, or may not, hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, it occasionally sells these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, based on the provisions of the Financial Accounting Standards Board Accounting Standards Codification (ASC) topic 210, subtopic 10, securities with maturities beyond 12 months (such as variable rate demand notes) are classified as current assets under the caption marketable investments in the accompanying Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

The Company holds a variety of interest bearing auction rate securities (ARS) that represent investments in pools of student loan assets issued by the Federal Family Education Loan Program (FELP). At the time of acquisition, the majority of ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. However, in 2009 $4.4 million of ARS were redeemed at full par value. Maturity dates for the ARS investments in the Company’s portfolio range from 2028 to 2043.

As of December 31, 2009, the Company had $7.3 million of ARS classified as long-term investments and $100,000 included in marketable investments representing the ARS that were refinanced by the issuers at par in January 2010. The Company has classified its non-refinanced ARS investment balance as long-term investments in the accompanying Consolidated Balance Sheet because of the Company’s belief that it could take more than one year before they are readily marketable. The Company’s ARS have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. The estimated fair value of the Company’s ARS investments was $7.4 million at December 31, 2009 and $9.9 million at December 31, 2008.

The Company reviews the impairment of its investments on a quarterly basis in order to determine the classification of the impairment as “temporary” or “other-than-temporary.” Beginning April 1, 2009, if the fair value of a debt security is less than its amortized cost, the Company assesses whether the impairment is other-than-temporary. An impairment is considered other-than-temporary if: (i) the Company has the intent to sell the security; (ii) it is more likely than not that the Company will be required to sell the security before recovery of the entire amortized cost basis; or (iii) the Company does not expect to recover the entire amortized cost basis of the security. If an impairment is considered other than temporary based on condition (i) or (ii) described above, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii) described above, the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings and the amount relating to all other factors will be recognized in OCI. Prior to April 1, 2009, declines in the fair value of debt securities deemed to be other-than-temporary were reflected in earnings as realized losses. Once an other-than-temporary impairment is recorded, a new cost basis in the investment is established.

With respect to the ARS that were held as of April 1, 2009, The Company determined that the cumulative effect adjustment required to reclassify the non-credit portion of previously recognized other-than-temporarily impaired adjustments was $3.5 million. Therefore, the Company increased its accumulated earnings and decreased its accumulated other comprehensive income (loss) by the $3.5 million cumulative effect adjustment. With respect to the $9.0 million of par value ARS investments held as of December 31, 2009, the unrealized losses included in accumulated comprehensive income (loss) was $1.6 million.

Fair Value Measurements.

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

The Company invests in debt instruments—including bonds and ARS—of the U.S. Government, its agencies and municipalities. By policy, the Company restricts its exposure to any single issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months.

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, new technology innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability and compliance with government regulations. To continue profitable operations, the Company must continue to successfully design, develop, acquire, manufacture and market its products. There can be no assurance that current or recently acquired products will continue to be accepted in the marketplace. Nor can there be any assurance that any future products can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products will be successfully marketed, if at all. These factors could have a material adverse effect on the Company’s future financial results and cash flows.

Future products developed or acquired by the Company may require additional approvals from the Food and Drug Administration or international regulatory agencies prior to commercial sales. There can be no assurance that the Company’s products will continue to meet the necessary regulatory requirements. If the Company was denied such approvals or such approvals were delayed, it may have a materially adverse impact on the Company.

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

Impairment of Long-lived Assets.

The Company reviews long-lived assets, including property and equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company would recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2009, there have been no such impairments.

Warranty Obligations.

The Company historically provided a standard one-year or two-year warranty coverage on its systems. Beginning in September 2009, the Company changed its warranty policy to a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to costs of revenue when revenue is recognized. The estimated warranty cost is based on historical product performance. To determine the estimated warranty reserve, the Company utilizes actual service records to calculate the average service expense per system and applies this to the equivalent number of units exposed under warranty. The Company updates these estimated charges every quarter.

Revenue Recognition.

Product, Upgrade, and Titan hand piece refill revenue, is recognized when title and risk of ownership has been transferred, provided that:

•	Persuasive evidence of an arrangement exists;

•	The price is fixed or determinable;

•	Delivery has occurred or services have been rendered; and

•	Collectability is reasonably assured.

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

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2009, 2008, and 2007 was $13.2 million, $11.4 million, and $9.1 million, respectively

Research and Development Expenditures.

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs.

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expense were $891,000 in 2009, $1.9 million in 2008 and $2.1 million in 2007.

Stock-based Compensation.

The Company elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (RSUs) and stock awards are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates, net of the statutory withholding requirements to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, the Company records the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when the shares are issued. Also, the Company recognizes stock-based compensation using the straight-line method.

The Company includes as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. The amount of cash received from the exercise of stock options and employee stock purchases was $585,000 in 2009, $458,000 in 2008 and $4.1 million in 2007, and the total direct tax benefit (deficit) realized, including the excess tax benefit (deficit), from stock-based award activity was $109,000 in 2009, ($231,000) in 2008, and $4.2 million in 2007. The Company elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Statement of Operations.

Income Taxes.

The Company recognizes income taxes under the liability method. The Company recognizes deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. The Company has determined that its future taxable income will be sufficient to recover all of the deferred tax assets. However, should there be a change in their ability to recover the deferred tax assets, the Company could be required to record a valuation allowance against its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which they determined that the recovery was not probable.

The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. The deferred tax assets and liabilities reflect management’s assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that the Company expects to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of our income among the states in which the Company operates. These matters, and others, involve the exercise of significant judgment. Any changes in our practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact our financial condition or results of operations.

Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, the Company relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and its forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of September 30, 2009, the Company could not sustain a conclusion that it was more likely than not that the Company would realize any of its deferred tax assets resulting from its cumulative losses reported in the recent past as well as other factors. Consequently, the Company established a valuation allowance against those deferred tax assets. The Company also performed this evaluation as of December 31, 2009, and determined the full valuation allowance was still required.

The Company establishes reserves for uncertain tax positions in accordance with the Income Taxes subtopic of the ASC. The subtopic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, the subtopic provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. If the Company ultimately determines that payment of these amounts are not more-likely-than-not, the Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

Comprehensive Income (loss).
Comprehensive income (loss) generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on marketable investments represent the only component of other comprehensive income that is excluded from net income (loss).

On April 1, 2009, the Company adopted updates issued by the FASB to the recognition and presentation of other-than-temporary impairments. A cumulative effect adjustment was required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. As a result of the implementation of this pronouncement, the Company reclassified the cumulative effect of the non-credit portion of previously recognized other-than-temporarily impaired adjustments of $3.5 million by increasing accumulated earnings and decreasing accumulated other comprehensive income (loss).

Foreign Currency.

The U.S. dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2009. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2009.

Recent Accounting Pronouncements.
Updates issued and adopted
On September 30, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (ASC) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Consolidated Financial Statements.

In August 2009, the FASB issued updates to fair value accounting for liabilities. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes are effective for the Company’s Consolidated Financial Statements for the year ended December 31, 2009. The adoption of these changes had no impact on the Consolidated Financial Statements.

On June 30, 2009, the Company adopted updates issued by the FASB to accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, otherwise known as “subsequent events.” Specifically, these changes set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of these changes had no impact on the Consolidated Financial Statements.

On June 30, 2009, the Company adopted updates issued by the FASB to fair value accounting. These changes provide additional guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

On June 30, 2009, the Company adopted updates issued by the FASB to fair value disclosures of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to fair value accounting and reporting as it relates to nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value in the financial statements on at least an annual basis. These changes define fair value, establish a framework for measuring fair value in GAAP, and expand disclosures about fair value measurements. This guidance applies to other GAAP that require or permit fair value measurements and is to be applied prospectively with limited exceptions. The adoption of these changes, as it relates to nonfinancial assets and nonfinancial liabilities, had no impact on the Consolidated Financial Statements. These provisions will be applied at such time a fair value measurement of a nonfinancial asset or nonfinancial liability is required, which may result in a fair value that is materially different than would have been calculated prior to the adoption of these changes.

On January 1, 2009, the Company adopted updates issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2009, the Company adopted updates issued by the FASB to the calculation of earnings per share. These changes state that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method for all periods presented. The adoption of these changes had no impact on the Consolidated Financial Statements.

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

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

NOTE 2—INVESTMENT SECURITIES:

Cash and cash equivalents, marketable investments and long-term investments at December 31, 2009 and 2008 consist of the following (in thousands):

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$22,829	$—	$—	$22,829
Marketable investments:
Municipal securities	76,512	182	(14)	76,680
ARS	100	—	—	100
Total marketable investments	76,612	182	(14)	76,780
Long-term investments in ARS	8,875	—	(1,600)	7,275
	$108,316	$182	$(1,614)	$106,884

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$36,540	$—	$—	$36,540
Marketable investments:
Municipal securities	59,837	566	—	60,403
ARS	219	31	—	250
Total marketable investments	60,056	597	—	60,653
Long-term investments in ARS	9,627	—	—	9,627
	$106,223	$597	$—	$106,820

The municipal securities and auction rate securities, both debt securities, that are in an unrealized loss position for which other-than-temporary impairments have not been recognized at December 31, 2009, have been in an unrealized loss position for less than twelve months.

The contractual maturities of marketable investment in municipal securities and ARS classified as available for sale as of December 31, 2009, are as follows (in thousands):

December 31, 2009	Amount
Due in less than one year (fiscal year 2010)	$65,047
Due in 1 to 3 years (fiscal year 2011- 2012)	11,733
Due in 3 to 5 years (fiscal year 2013-2014)	—
Due in 5 to 10 years (fiscal year 2015-2024)	—
Due in greater than 10 years (fiscal year 2025 and beyond)	7,275
$84,055

Fair Value Measurements

As of December 31, 2009, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$19,346	$—	$—	$19,346
Short term marketable investments:
Available-for-sale securities	—	76,780	—	76,780
Long-term investments:
Available-for-sale ARS	—	—	7,275	7,275
Total assets at fair value	$19,346	$76,780	$7,275	$103,401

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

At December 31, 2009, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in ARS and classified as long-term investments, for the year ended December 31, 2009 (in thousands):

December 31, 2009
Balance at December 31, 2008	$9,627
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	19
Purchases, issuance, and settlements	(2,271)
Transfers in and/or out of Level 3	(100)
Balance at December 31, 2009	$7,275

NOTE 3—BALANCE SHEET DETAIL:

Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses existing in accounts receivable and is based on historical write-off experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company had one customer who accounted for 29% at December 31, 2009, and 25% at December 31, 2008, of the Company’s total accounts receivable balance.

Inventories:

Inventories consist of the following (in thousands):

	December 31,
	2009	2008
Raw materials	$3,775	$5,071
Finished goods	2,633	4,856
	$6,408	$9,927

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2009	2008
Leasehold improvements	$347	$347
Office equipment and furniture	2,610	2,572
Machinery and equipment	2,519	2,403
	5,476	5,322
Less: Accumulated depreciation	(4,629)	(3,965)
Property and equipment, net	$847	$1,357

Depreciation expense related to property and equipment was $664,000 in 2009, $702,000 in 2008, and $674,000 in 2007.

Intangible Assets:

Intangible assets were principally comprised of a patent sublicense acquired from Palomar in 2006, a technology sublicense acquired in 2002 and other intangible assets acquired in 2007. The components of intangible assets at December 31, 2009 and 2008 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
December 31, 2009
Patent sublicense	$1,218	$517	$701
Technology sublicense	538	410	128
Other intangibles	20	20	—
Total	$1,776	$947	$829
December 31, 2008
Patent sublicense	$1,218	$379	$839
Technology sublicense	538	356	182
Other intangibles	20	16	4
Total	$1,776	$751	$1,025

Amortization expense for intangible assets was $196,000 in 2009, $202,000 in 2008, and $239,000 in 2007.

Based on intangible assets recorded at December 31, 2009, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending December 31,	Amount
2009	$192
2010	192
2011	158
2012	138
2013	138
2014 and thereafter	11
Total	$829

Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	December 31,
	2009	2008
Payroll and related expenses	$3,216	$3,523
Warranty	1,049	1,916
Litigation accrual - Telephone Consumer Protection Act (see Note 11)	950	—
Other	884	838
Sales tax	748	806
Professional fees	733	432
Customer deposits	667	225
Royalty	476	623
Sales and marketing accruals	325	200
Income tax payable	—	285
	$9,048	$8,848

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

Warranty Accrual (in thousands):

	December 31,
	2009	2008
Balance at beginning of year	$1,916	$2,725
Add: Accruals for warranties issued during the year	2,059	4,560
Less: Settlements made during the year	(2,926)	(5,369)
Balance at end of year	$1,049	$1,916

Deferred Service Contract Revenue (in thousands):

	December 31,
	2009	2008
Balance at beginning of year	$11,665	$10,564
Add: Payments received	6,585	9,915
Less: Revenue recognized	(10,122)	(8,814)
Balance at end of year	$8,128	$11,665

Costs incurred under service contracts amounted to $4.7 million in 2009, $4.4 million in 2008, and $2.4 million in 2007, and are recognized as incurred.

NOTE 5—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE:

Stock Option Plans.

As of December 31, 2009, the Company had the following stock-based employee compensation plans.

2004 Employee Stock Purchase Plan.

On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, or 2004 ESPP, eligible employees are permitted to purchase common stock at a discount through payroll deductions. The 2004 ESPP offering and purchase periods are for approximately six months. Shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of (i) 600,000 shares, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. The Company’s Board of Directors voted not to increase the shares available for future grant on January 1, 2010. The Company added 256,121 reserved shares on January 1, 2009 and 254,769 reserved shares on January 1, 2008. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the offering period. Under the 2004 ESPP the Company issued 59,365 shares in 2009 and 50,693 shares in 2008. At December 31, 2009, 1,145,956 shares remained available for future issuance.

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

Shares of common stock approved under the 2004 Equity Incentive Plan was increased on the first day of each fiscal year, commencing in 2005, by an amount equal to the lesser of: (i) 5% of the outstanding shares on the first day of such year; (b) 2 million shares; or, (c) an amount determined by the Board of Directors. The Company added 636,922 shares to the 2004 Equity Incentive Plan on January 1, 2008. During 2008, the 2004 Equity Incentive Plan was amended to remove this feature beginning in 2009.

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable, however, except in the case of options granted to officers, directors and consultants, options shall become exercisable at a rate of no less than 20% per year over five years from the date the options are granted. Options are to be granted at an exercise price not less than the fair market value per share on the grant date for incentive options or 85% of fair market value for nonqualified stock options. For employees holding more than 10% of the voting rights of all classes of stock, the exercise price shall not be less than 110% of the fair market value per share on the grant date. Options granted under the Plan to employees generally become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th of the total number of shares subject to the option shares shall become exercisable on the last day of each calendar month thereafter until all of the shares have become exercisable. Unvested options that have been exercised are subject to repurchase upon termination of the holder’s status as an employee, director or consultant. The contractual term of the options granted is either five, seven or ten years. In June 2009, the Company granted stock awards to non-employee Board of Directors that vested upon grant. In June 2008, the Company granted options to non-employee Board of Directors that become exercisable 100% on the first anniversary of the vesting commencement date.

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

Option Exchange Program

In July 2009, the Company completed its Option Exchange Program for its employees to exchange certain options outstanding for new options to purchase shares of the Company’s common stock. As a result, options to purchase 864,373 shares of the Company’s common stock were cancelled and new options to purchase up to 447,841 shares of the Company’s common stock were issued in exchange. The new options have an exercise price per share of $8.49, the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on the date that the offer expired and Option Exchange Program was completed, are unvested as of the grant date, and subject to an additional six (6) months of vesting over and above the vesting schedule of the surrendered options.

Given the Option Exchange Program was designed to be approximately a “value-for-value” exchange, the Company did not incur any significant additional non-cash compensation charges as the fair value of the replacement options was approximately equal to or less than the fair value of the surrendered options. The Company determined the fair value of stock options using the Black Scholes valuation model.

Option Activity.

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2006	1,682,746	2,985,531	$10.16
Additional shares reserved	646,969	—	—
Options granted	(397,500)	397,500	$24.68
Options exercised	—	(854,147)	$3.89
Options cancelled or forfeited	111,309	(111,309)	$21.94
Restricted stock units cancelled or forfeited	4,125	—	—
Balances as of December 31, 2007	2,047,649	2,417,575	$14.22	5.03	12.6
Additional shares reserved	636,922	—	—
Options granted	(888,150)	888,150	$10.77
Options exercised	—	(8,449)	$5.39
Options cancelled or forfeited	215,543	(215,543)	$18.69
Restricted stock units cancelled or forfeited	1,125	—	—
Balances as of December 31, 2008	2,013,089	3,081,733	$12.94	4.58	$6.0
Additional shares reserved	—	—	—
Options granted (2)	(1,409,371)	1,409,371	$8.51
Options exercised	—	(527,721)	$0.55
Options cancelled (expired or forfeited) (2)	1,270,828	(1,270,828)	$17.55
Stock awards granted	(36,540)	—	—
Restricted stock units cancelled (expired or forfeited)	2,375	—	—
Balances as of December 31, 2009	1,840,381	2,692,555	$10.87	5.05	$1.6
Exercisable as of December 31, 2009		1,253,360	$12.54	4.12	$1.5

(1)
Based on the closing stock price of $8.51, $8.87 and $15.70 for the Company’s common stock on December 31, 2009, December 31, 2008, and December 31, 2007, respectively, the last day of trading for the 2009, 2008 and 2007 fiscal year, respectively.

(2)
Included in options granted and options cancelled are shares granted and cancelled in connection with the Company’s Option Exchange Program in 2009 (see ‘Option Exchange Program’ above for more details).

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised was $3.2 million in 2009, $57,000 in 2008, and $23.9 million in 2007.

The options outstanding and exercisable at December 31, 2009 were in the following exercise price ranges:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Number Outstanding	Weighted- Average Exercise Price
$0.50–$ 5.50	279,062	2.29	279,062	$3.35
$6.00–$ 8.02	107,267	5.58	31,340	6.88
$8.49–$ 8.49	498,234	4.91	255,382	8.49
$8.56–$ 8.56	3,750	6.56	—	—
$8.66–$ 8.66	809,167	6.43	—	—
$8.85–$10.43	315,600	5.48	78,791	10.11
$12.14–$14.78	279,408	4.63	259,221	13.89
$16.25–$24.46	352,942	4.08	305,418	22.47
$24.60–$26.32	45,125	4.80	42,688	25.48
$34.45–$34.45	2,000	7.09	1,458	34.45
$0.50–$34.45	2,692,555	5.05	1,253,360	$10.87

As of December 31, 2008 there were 1,842,485 options that were exercisable at a weighted average exercise price of $11.44.

Restricted Stock Units and Stock Awards.

Information with respect to restricted stock units and stock awards activity is as follows (in thousands):

	Number of Shares	Weighted Average Grant- Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2008	12,811	$20.25
Granted	36,540	$8.21
Vested (2)	(46,976)	$10.88	$385	(3)
Forfeited	(2,375)	$20.25
Outstanding at December 31, 2009	—	$—

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(2)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(3)	On the grant date, the fair value for these vested awards was $511,000.

Stock-Based Compensation.

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Stock options	$3,763	$4,783	$4,982
RSUs and Stock awards	360	257	294
ESPP	113	180	351
Total share-based compensation expense	4,236	5,220	5,627
Tax effect on share-based compensation at the marginal tax rates	(1,452)	(1,788)	(1,963)
Net share-based compensation expense	$2,784	$3,432	$3,664

Total pre-tax stock-based compensation expense by department recognized during the year ended December 31, 2009, 2008 and 2007 was as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cost of revenue	$717	$846	$891
Sales and marketing	1,044	1,657	1,678
Research and development	473	628	752
General and administrative	2,002	2,089	2,306
Total share-based compensation expense	$4,236	$5,220	$5,627

As of December 31, 2009, the unrecognized compensation cost, net of expected forfeitures, related to stock options and ESPP was $7.2 million and $40,000, respectively, which will be recognized using the straight- line attribution method over an estimated weighted-average amortization period of 2.73 years and 0.33 years, respectively.

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

	Stock Options			Stock Purchase Plan
	2009	2008	2007	2009	2008	2007
Estimated fair value of grants during the year	$3.93	$5.29	$11.42	$2.39	$4.52	$9.20
Expected term (in years)(1)	4.23	4.68	3.76	0.50	0.50	0.62
Risk-free interest rate(2)	2.6%	3.2%	4.9%	0.1%	1.9%	4.7%
Volatility(3)	55%	55%	56%	52%	51%	59%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

(1)
The expected term represents the period during which the Company’s stock-based awards are expected to be outstanding. The estimated term is based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. Prior to 2008, the Company used the simplified method of calculating expected life described in SAB 107,  Share Based Payment , due to significant differences in the vesting and contractual life of current option grants compared to its historical grants, as well as limited data of historical exercise patterns since the Initial Public Offering (IPO) of its common stock.

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

NOTE 6: COMMON STOCK REPURCHASES

Restricted Stock Unit Withholdings

The Company issues restricted stock units as part of its equity incentive plans, which are described more fully in “Note 5—Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense.” For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements paid on behalf of the employees. The Company withheld 3,934 in 2009, 4,992 in 2008, and 5,288 in 2007, shares of common stock to satisfy its employees’ tax obligations of $32,000 in 2009, $51,000 in 2008, and $139,000 in 2007. The Company paid this amount in cash to the appropriate taxing authorities.

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

NOTE 7—INCOME TAXES:

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$(1,973)	$1,009	$4,904
State	32	305	626
Foreign	338	382	260
	(1,603)	1,696	5,790
Deferred:
Federal	9,686	(2,313)	(2,052)
State	871	(78)	(416)
Foreign	(46)	(97)	(62)
	10,511	(2,488)	(2,530)
Provision (benefit) for income taxes	$8,908	$(792)	$3,260

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2009	2008
Credits	$1,184	$922
Accrued warranty	401	737
Other accruals and reserves	4,631	4,458
Stock-based compensation	4,499	4,056
Other	78	514
Foreign	272	226
Capital loss	539	1,133
Net operating loss	3,494	—
Deferred tax asset	15,098	12,046
Depreciation and amortization	103	105
Net deferred tax asset before valuation allowance	15,201	12,151
Valuation allowance	(14,929)	(1,367)
Net deferred tax asset after valuation allowance	$272	$10,784

The differences between the U.S. federal statutory income tax rate to the Company’s effective tax are as follows:

	Year Ended December 31,
	2009	2008	2007
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State tax rate, net of federal benefit	(0.86)	(2.38)	4.58
Meals and entertainment	(0.76)	(3.45)	0.92
Benefit for research and development credit	1.06	11.07	(10.62)
Stock-based compensation	(1.82)	(5.65)	1.90
Tax-exempt interest	5.42	27.85	(9.61)
Valuation allowance	(154.62)	(37.34)	—
Refund	11.00	—	—
Other	4.01	(3.47)	1.51
Effective tax rate	(101.57)%	21.63%	23.68%

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company reviews the deferred tax asset and valuation allowance on a quarterly basis, and considers whether positive and negative evidence exists to effect the realization of deferred tax assets. After considering both the positive and negative evidence as of September 30, 2009, the Company determined that it was not more-likely-than-not that it would realize the full value of its deferred tax assets. As a result, the Company established a valuation allowance of $10.2 million against the net deferred tax asset balance as of December 31, 2008. In addition, the Company recorded a valuation allowance against its deferred tax assets generated in 2009, which resulted in a valuation allowance of $14.9 million as of December 31, 2009.

As of December 31, 2009, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $6.6 million and $2.0 million, respectively. The federal net operating loss carry-forwards expire through the year 2029 and the state net operating loss carry-forwards expire at various dates through the year 2018. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record $3.4 million as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

As of December 31, 2009, the Company had research and development tax credits for federal and state income tax purposes of approximately $2.7 million and $671,000, respectively. These federal research and development tax credits expire through the year 2028. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company expanded a valuation allowance against these tax credits at December 31, 2009.

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.5 million at December 31, 2009, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

During 2008, the IRS completed its examination of the Company’s U.S. income tax returns for 2005 and 2006. The net adjustment resulting from the examination did not have a significant effect on the Company’s net loss or financial position and has been reflected in the 2008 tax provision.

Uncertain Tax Positions

The Company establishes reserves for uncertain tax positions in accordance with the ASC. The subtopic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, the subtopic provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. If the Company ultimately determines that payment of these amounts are not more-likely-than-not, the Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be. The Company’s policy to include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes did not change.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2008 to December 31, 2009 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Balance at beginning of year	$1,640	$1,500	$1,067
Increases related to prior year tax positions	88	—	588
Decreases related to prior year tax positions	(857)	(98)	(59)
Increases related to current year tax positions	29	258	—
Decreases related to settlements with taxing authorities	—	—	—
Decreases related to lapsing of statute of limitations	(113)	(20)	(96)
Balance at end of year	$787	$1,640	$1,500

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate were approximately $737,000 and $810,000 as of December 31, 2009 and 2008, respectively. The Company had accrued approximately $117,000 and $104,000 for payment of interest as of December 31, 2009 and 2008, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not change within the next 12 months.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Net income (loss)—Basic and Diluted	$(17,679)	$(2,869)	$10,504
Denominator:
Weighted-average number of common shares outstanding used in computing basic net income (loss) per share	13,279	12,770	13,153
Dilutive potential common shares used in computing diluted net income (loss) per share	—	—	1,075
Total weighted-average number of shares used in computing diluted net income (loss) per share	13,279	12,770	14,228

Anti-dilutive Securities

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the years presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2009	2008	2007
Options to purchase common stock	2,746	2,882	—
Restricted stock units	5	19	—
Employee stock purchase plan shares	84	94	829
	2,835	2,995	829

NOTE 9—DEFINED CONTRIBUTION PLAN:

In the United States, the Company has an employee savings plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. Since April 1999, the Company has made discretionary matching contributions of 50% to 75% of all employees’ contributions in each 401(k) Plan year. The Company did not make a discretionary contribution in 2009, under the 401(k) Plan and made discretionary contributions of $572,000 in 2008, and $597,000 in 2007, under the 401(k) Plan.

For the Company’s Japanese subsidiary, it has established an employee retirement plan at its discretion. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2009, and the related expense was not significant in each of the years ended December 31, 2009, 2008, and 2007.

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

The Company had one customer that represented net revenue of 7% in 2009 and 14% in 2008 and 2007, and accounted for 29% at December 31, 2009, and 25% at December 31, 2008, of the Company’s total accounts receivable balance.

The following table summarizes revenue by geographic region and product category (in thousands):

	Year Ended December 31,
	2009	2008	2007
Revenue mix by geography:
United States	$21,019	$41,683	$64,084
Japan	9,636	10,929	8,453
Asia, excluding Japan(1)	4,727	5,713	6,009
Europe	7,087	10,522	9,258
Rest of the world(1)	11,213	14,532	13,922
Consolidated total	$53,682	$83,379	$101,726
Revenue mix by product category:
Products	$28,554	$57,998	$74,502
Upgrades	6,343	8,361	13,342
Service	13,186	11,358	9,128
Titan hand piece refills	5,599	5,662	4,754
Consolidated total	$53,682	$83,379	$101,726

(1) Beginning in 2009, the Company classified revenue from Australia and New Zealand in the geography category ‘Rest of world’. Previously it classified revenue from Australia and New Zealand in the geography category ‘Asia, excluding Japan’; as such, the Company reclassified the 2008 and 2007 revenue from Australia and New Zealand from ‘Asia, excluding Japan’ to ‘Rest of world’.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

Facility Leases.

The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires in 2013. In addition, the Company has leased office facilities in certain international countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,790	Three leases, of which two expire in May 2010, and one expires in July 2010.
Switzerland	Approximately 2,885	Two leases expire in March and April 2010. The company entered into a lease agreement for 3,174 square feet effective April 2010, which expires in March 2013.
France	Approximately 450	Lease expires in November 2011, but may be cancelled at any time with a three-month notice.
Spain	Approximately 175	Lease automatically renews at the end of each six-month period.

As of December 31, 2009, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2010	$1,520
2011	1,413
2012	1,505
2013	1,563
2014 and thereafter	—
Future minimum rental payments	$6,001

Gross rent expense was $1.6 million in 2009, $1.7 million in 2008 and $1.5 million in 2007.

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2009.

In December 2009, the Company entered into an agreement with Obagi Medical Products, Inc., to distribute certain of their proprietary skin care products in Japan (Obagi Agreement). The Obagi Agreement requires the Company to purchase a minimum of $1.25 million of Obagi products in 2010. The minimum purchase requirement for 2011 and beyond has yet to be determined.

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

Litigation
Two securities class action lawsuits were filed against the Company and two of the Company’s executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claim to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally allege that materially false statements and omissions were made regarding the Company’s financial prospects, and seek unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. On September 30, 2008, in response to the Company’s motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. On November 25, 2008, the Court closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, on April 16, 2009 the plaintiffs filed their opening brief with that Court, on June 17, 2009 the Company filed its response to Plaintiff’s brief, on July 1, 2009 the plaintiffs filed their response to the Company’s brief, and on February 11, 2010 both parties presented oral argument to the Court of Appeals. No decision has yet been rendered by the Court of Appeals. The Company intends to continue to defend this case vigorously, regardless of the stage of litigation. Although the Company retains director and officer liability insurance, there is no assurance that such insurance will cover the claims that are made or will insure the Company fully for all losses on covered claims. Since the Company does not believe that a significant adverse result in this litigation is probable and since the amount of potential damages in the event of an adverse result is not reasonably estimable, no expense has been recorded in the Company’s Consolidated Financial Statements with respect to the contingent liability associated with this matter.

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleges that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, allege a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois. On August 25, 2009, following negotiations between the parties, the parties entered into a settlement agreement that would resolve the case on a class-wide basis. The Court gave its preliminary approval to the proposed settlement on August 27, 2009, and a final hearing on the settlement is scheduled for April 6, 2010. Under the terms of the settlement, the Company will cause to be paid a total of $950,000 in exchange for a full release of facsimile-related claims. The Company included $850,000 for the estimated cost of the settlement, net of administrative expenses and amounts that are expected to be recoverable from its insurance carrier, in the Company’s Consolidated Statement of Operations in 2009. If the proposed settlement does not receive final approval, the Company intends to defend this case vigorously.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of December 31, 2009, the Company was not a party to any material pending litigation other than those described above in the “Litigation” section.

NOTE 12—SUBSEQUENT EVENT:
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in Notes to Consolidated Financial Statements as of December 31, 2009.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009	Dec. 31, 2008	Sept. 30, 2008	June 30, 2008	March 31, 2008
Net revenue	$15,416	$12,171	$11,665	$14,430	$17,897	$19,110	$24,754	$21,618
Cost of revenue	5,783	4,910	5,130	5,936	7,045	7,823	9,271	8,219
Gross profit	9,633	7,261	6,535	8,494	10,852	11,287	15,483	13,399
Operating expenses:
Sales and marketing	6,100	5,112	6,071	7,003	6,568	8,076	10,361	10,349
Research and development	1,888	1,684	1,495	1,743	1,933	1,828	2,004	1,785
General and administrative	2,063	2,121	3,616	2,520	2,723	2,583	3,023	2,941
Litigation settlement	—	—	—	850	—	—	—	—
Total operating expense	10,051	8,917	11,182	12,116	11,224	12,487	15,388	15,075
Income (loss) from operations	(418)	(1,656)	(4,647)	(3,622)	(372)	(1,200)	95	(1,676)
Interest and other income, net	174	288	511	599	555	733	857	901
Other-than-temporary impairment of long-term investments	—	—	—	—	(1,182)	(2,372)	—	—
Income (loss) before income taxes	(244)	(1,368)	(4,136)	(3,023)	(999)	(2,839)	952	(775)
Provision (benefit) for income taxes	(251)	12,126	(1,772)	(1,195)	(764)	(86)	291	(233)
Net income (loss)	$7	$(13,494)	$(2,364)	$(1,828)	$(235)	$(2,735)	$661	$(542)
Net income (loss) per share—basic	$0.00	$(1.01)	$(0.18)	$(0.14)	$(0.02)	$(0.22)	$0.05	$(0.04)
Net income (loss) per share—diluted	$0.00	$(1.01)	$(0.18)	$(0.14)	$(0.02)	$(0.22)	$0.05	$(0.04)
Weight-average number of shares used in per share calculations:
Basic	13,427	13,317	13,317	13,120	12,797	12,780	12,764	12,740
Diluted	13,610	13,317	13,317	13,120	12,797	12,780	13,465	12,740

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Year Ended December 31, 2009, 2008 and 2007

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2009	$61	$675	$150	$586
Year ended December 31, 2008	$9	$191	$139	$61
Year ended December 31, 2007	$34	$222	$247	$9
Valuation allowance for deferred tax assets
Year ended December 31, 2009	$1,367	$14,222	$660	$14,929
Year ended December 31, 2008	$—	$1,367	$—	$1,367
Year ended December 31, 2007	$—	$—	$—	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

The Company has established that the 2010 Annual Meeting of Stockholders will be held at their principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on May 19, 2010 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be March 24, 2010.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2010 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2009.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement.

 PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2)	The financial statement schedule required by Item 15(a) filed as Item 8 of this annual report.

(3)	Exhibits.

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(4)	Specimen Common Stock certificate of the Registrant.

10.1(1)	Form of Indemnification Agreement for directors and executive officers.

10.2(1)	1998 Stock Plan.

10.3(1)	2004 Equity Incentive Plan.

10.4(5)	2004 Employee Stock Purchase Plan.

10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.

10.10(2)	Settlement Agreement and Non-Exclusive Patent License, each between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006.

10.11(3)	Form of Performance Unit Award Agreement.

10.13(4)†	Distribution Agreement between the Registrant and PSS World Medical Shared Services, Inc., a subsidiary of PSS World Medical dated October 1, 2006.

10.14(6)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.

10.18(7)	Consulting Agreement dated March 2, 2009 by and between the Company and David A. Gollnick.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 75).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 2, 2006.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2005.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 8, 2006.
(5)	Incorporated by reference from our 2006 Annual Report on Form 10-K filed on March 16, 2007.
(6)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.
(7)	Incorporated by reference from our Current Report on Form 8-K filed on March 4, 2009.
†	Confidential Treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 15th day of March, 2010.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS Kevin P. Connors	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2010

/s/ RONALD J. SANTILLI Ronald J. Santilli	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 15, 2010

/s/ DAVID A. GOLLNICK David A. Gollnick	Director	March 15, 2010

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	March 15, 2010

/s/ ANNETTE J. CAMPBELL-WHITE Annette J. Campbell-White	Director	March 15, 2010

/s/ MARK LORTZ Mark Lortz	Director	March 15, 2010

/s/ TIM O’SHEA Tim O’Shea	Director	March 15, 2010

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 15, 2010