Form 10-Q
period 2010-03-31
CUTERA INC
filed 2010-05-03
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐  No  ☒

The number of shares of Registrant’s common stock issued and outstanding as of April 26, 2010 was 13,466,617.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$22,519	$22,829
Marketable investments	73,733	76,780
Accounts receivable, net	3,488	3,327
Inventories	6,953	6,408
Deferred tax asset	178	175
Other current assets and prepaid expenses	3,190	2,785
Total current assets	110,061	112,304
Property and equipment, net	796	847
Long-term investments	7,153	7,275
Intangibles, net	781	829
Deferred tax asset, net of current portion	97	97
Total assets	$118,888	$121,352
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,898	$1,081
Accrued liabilities	7,328	9,048
Deferred revenue	6,270	6,160
Total current liabilities	15,496	16,289
Deferred rent	1,398	1,493
Deferred revenue, net of current portion	1,594	1,968
Income tax liability	729	749
Total liabilities	19,217	20,499
Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	13	13
Additional paid-in capital	86,150	85,248
Retained earnings	15,236	17,254
Accumulated other comprehensive loss	(1,728)	(1,662)
Total stockholders’ equity	99,671	100,853
Total liabilities and stockholders’ equity	$118,888	$121,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenue	$13,749	$14,430
Cost of revenue	5,829	5,936
Gross profit	7,920	8,494

Operating expenses:
Sales and marketing	6,361	7,003
Research and development	1,454	1,743
General and administrative	2,242	2,520
Litigation settlement	—	850
Total operating expenses	10,057	12,116

Loss from operations	(2,137)	(3,622)
Interest and other income, net	166	599
Loss before income taxes	(1,971)	(3,023)
Provision (benefit) from income taxes	47	(1,195)
Net loss	$(2,018)	$(1,828)
Net loss per share:
Basic	$(0.15)	$(0.14)
Diluted	$(0.15)	$(0.14)
Weighted-average number of shares used in per share calculations:
Basic	13,438	13,120
Diluted	13,438	13,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,018)	$(1,828)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	828	1,045
Tax deficit from stock-based compensation	—	(26)
Depreciation and amortization	194	228
Provision for excess and obsolete inventories	(23)	373
Provision for doubtful accounts receivable	(82)	55
Change in deferred tax asset	(3)	(105)
Changes in assets and liabilities:
Accounts receivable	(79)	475
Inventories	(522)	(292)
Other current assets and prepaid expenses	295	(914)
Accounts payable	817	(155)
Accrued liabilities	(1,760)	(682)
Deferred rent	(55)	(55)
Deferred revenue	(264)	(1,068)
Income tax liability	(20)	(31)
Net cash used in operating activities	(2,692)	(2,980)

Cash flows from investing activities:
Acquisition of property and equipment	(95)	(62)
Proceeds from sales of marketable investments	14,990	6,578
Proceeds from maturities of marketable investments	14,125	1,145
Purchase of marketable investments	(26,712)	(5,542)
Net cash provided by investing activities	2,308	2,119

Cash flows from financing activities:
Proceeds from exercise of stock options	74	114
Net cash provided by financing activities	74	114

Net decrease in cash and cash equivalents	(310)	(747)
Cash and cash equivalents at beginning of period	22,829	36,540
Cash and cash equivalents at end of period	$22,519	$35,793

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.

Cutera, Inc. (Cutera or the Company) is a global provider of laser and other light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo and Solera product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, provides services for products that are out of warranty, Titan hand piece refills, dermal filler, and cosmeceuticals.

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

Unaudited Interim Financial Information

The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2009 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on March 15, 2010.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, fair values of marketable and long-term investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, and have not changed significantly as of March 31, 2010.

Recent Accounting Pronouncements.

In October 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2009-13, "Mulitple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force" an update to Accounting Standards Codification (ASC) Topic 605, "Revenue Recognition."  This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices.  This update will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.” This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements. This update became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

Note 2. Balance Sheet Details

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments:

The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments in debt securities are accounted for as “available-for-sale” securities, carried at fair value with unrealized gains and losses reported in other comprehensive loss, held for use in current operations and classified in current assets as “Marketable investments” and in long term assets as “Long-term investments.”

The following is a summary of cash and cash equivalents, marketable investments and long-term investments (in thousands):

March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$22,519	$—	$—	$22,519
Securities available for sale:
Marketable investments–debt securities	73,710	52	(29)	73,733
Long-term investments–auction rate securities (ARS)	8,675	—	(1,522)	7,153
Total cash and cash equivalents, marketable investments and long-term investments	$104,904	$52	$(1,551)	$103,405

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Cash and cash equivalents	$22,829	$—	$—	$22,829
Securities available for sale:
Marketable investments:
Debt securities	76,512	182	(14)	76,680
ARS	100	—	—	100
Total marketable investments	76,612	182	(14)	76,780
Long-term investments–ARS	8,875	—	(1,600)	7,275
Total cash and cash equivalents, marketable investments and long-term investments	$108,316	$182	$(1,614)	$106,884

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

As of March 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$21,186	$—	$—	$21,186
Securities available for sale:
Marketable investments–debt securities	—	73,733	—	73,733
Long-term investments–ARS	—	—	7,153	7,153
Total assets at fair value	$21,186	$73,733	$7,153	$102,072

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

At March 31, 2010, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value of the Company’s financial assets (in thousands):

	Level 1	Level 2	Level 3	Total
Beginning balance	$19,346	$76,780	$7,275	$103,401
Transfers into Level	—	—	—	—
Transfers out of Level	—	—	—	—
Total gains or losses
Included in earnings (or changes in net assets)	1	(44)	—	(43)
Included in other comprehensive loss	(32)	(102)	78	(56)
Purchases, issuance, sales and settlements (net)	1,871	(2,901)	(200)	(1,230)
Ending balance	$21,186	$73,733	$7,153	$102,072

Other Current Assets and Prepaid Expenses:

Other current assets and prepaid expenses consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Tax receivable	$1,409	$1,517
Deposits	855	737
Prepaid expense	926	531
Total	$3,190	$2,785

Inventories:

Inventories consist of the following (in thousands):

	March 31, 2010	December 31, 2009
Raw materials	$4,009	$3,775
Finished goods	2,944	2,633
Total	$6,953	$6,408

Intangible Assets:

Intangible assets comprised of a patent sublicense acquired from Palomar in 2006, a technology sublicense acquired in 2002 and an other intangible asset acquired in 2007. The components of intangible assets were as follows (in thousands):

	March 31, 2010
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$552	$666
Technology sublicense	538	423	115
Total	$1,756	$975	$781

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$517	$701
Technology sublicense	538	410	128
Other intangible asset	20	20	—
Total	$1,776	$947	$829

Amortization expense for intangible assets was $48,000 for the three months ended March 31, 2010 and $50,000 for the three months ended March 31, 2009.

Based on intangible assets recorded at March 31, 2010, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31:
2010 - remainder	$144
2011	192
2012	158
2013	138
2014	138
2015	11
Total	$781

Note 3. Stock-based Compensation Expense

Total pre-tax stock-based compensation expense by department recognized during the three months ended March 31, 2010 and 2009 was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Cost of revenue	$147	$211
Sales and marketing	231	291
Research and development	96	182
General and administrative	354	361
Total stock-based compensation expense	$828	$1,045

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2010	2009
Numerator:
Net loss – Basic and Diluted	$(2,018)	$(1,828)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,438	13,120

Anti-dilutive securities

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2010	2009
Options to purchase common stock	2,703	2,747
Restricted stock units	—	12
Employee stock purchase plan shares	23	45
Total	2,726	2,804

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The following table provides changes in deferred service contract revenue for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Balance at January 1,	$8,128	$11,665
Add: Payments received	2,027	1,489
Less: Revenue recognized	(2,373)	(2,557)
Balance at March 31, 2010 and 2009	$7,782	$10,597

Costs incurred under service contracts were $1.1 million for the three months ended March 31, 2010 and 2009 and are recognized as incurred.

Note 6. Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized loss, net on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented were as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,018)	$(1,828)
Unrealized loss on securities available for sale, net of tax	(66)	(117)
Comprehensive loss	$(2,084)	$(1,945)

Note 7. Income Taxes

The Company’s income tax provision for the three months ended March 31, 2010 is primarily related to income taxes of the Company’s non-U.S. operations. The Company’s income tax benefit for the three months ended March 31, 2009 reflects applicable United States federal and state income tax and the tax impact of non-U.S. operations, reduced primarily by tax exempt interest income and research and development (R&D) tax credit. The Company recorded an income tax provision of $47,000 during the three months ended March 31, 2010 and a benefit of $1.2 million during the three months ended March 31, 2009.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At the end of the third quarter of 2009, changes in previously anticipated expectations necessitated a valuation allowance against the U.S. operations excess tax benefits to be recognized in that quarter and prior quarters since they were no longer more likely than not realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize federal and state deferred tax assets provided it can generate sufficient future taxable income.

As of the end of the first quarter of 2010, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to Financial Accounting Standards Board, Accounting Standards Codification Topic 740, at the end of 2009.

Note 8. Commitments and Contingencies

Warranty Obligations

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

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2010 and 2009 (in thousands):

	March 31,
	2010	2009
Balance at January 1,	$1,049	$1,916
Add: Accruals for warranties issued during the period	445	480
Less: Settlements made during the period	(597)	(791)
Balance at March 31, 2010 and 2009	$897	$1,605

Facility Leases

The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires in 2013. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of March 31, 2010, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,
2010 (remainder)	$1,080
2011	1,421
2012	1,513
2013	1,565
2014	—
Future minimum rental payments	$5,579

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2010.

Purchase Obligation

In December 2009, the Company entered into an agreement with Obagi Medical Products, Inc., to distribute certain of their proprietary skin care products in Japan (Obagi Agreement).  As of March 31, 2010, the Company had a remaining minimum purchase obligation of $662,000 for 2010. The minimum purchase requirement for 2011 and beyond has yet to be determined.

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

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleged that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, alleged a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois. On August 25, 2009, following negotiations between the parties, the parties entered into a settlement agreement that would resolve the case on a class-wide basis. On April 6, 2010, the Court gave its final approval for the settlement. Under the terms of the settlement, the Company paid a total of $950,000 in exchange for a full release of facsimile-related claims. The Company included $850,000 in its 2009 Condensed Consolidated Statements of Operations for the cost of the settlement, net of the estimated administrative expenses expected to be recoverable from its insurance carrier.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of March 31, 2010, the Company was not a party to any material pending litigation other than those described above in the “Litigation” section.

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

Note 9. Subsequent Event

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in Notes to Condensed Consolidated Financial Statements as of March 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with our audited financial statements and notes thereto for the fiscal year ended December 31, 2009 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2010. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 26, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Condensed Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2010.

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

Products. Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and dermal fillers and cosmeceuticals. Product revenue represents the sale of a system, which consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software and high voltage electronics. However, depending on the application, the laser or other light-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional applications, instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses has been used.

In addition, we have distribution agreements with BioForm, Inc.’s (BioForm) to distribute its Radiesse® dermal filler product in Japan, and with Obagi Medical Products, Inc.’s (Obagi) to distribute its cosmeceuticals, or skin care products in Japan. In addition, we offer Obagi products as part of an introductory promotion program pursued by us and Obagi in the U.S. and Canadian markets. Revenue from these arrangements is shown under the category of dermal filler and cosmeceuticals. We also have a distribution agreement with Sound Surgical Technologies, Inc. (SST) to distribute its VASER® Lipo System in certain European countries and Canada. Revenue from the sale of this product will be included in Product revenue.

Significant Business Trends. We believe that our ability to grow revenue will be primarily dependent on the following:

•	Continuing to expand our product offerings.

•	Investments made in our global sales and marketing infrastructure.

•	Use of clinical results to support new aesthetic products and applications.

•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).

•	Customer demand for our products and consumer demand for the applications they offer.

•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.

•	Generating Service, Upgrade, Titan hand piece refill, and dermal filler and cosmeceuticals revenue from our growing installed base of customers.

Our U.S. revenue decreased 28% in the first quarter of 2010, compared to the same period in 2009. Historically a significant portion of our U.S. revenue was sourced from the non-core market of practitioners such as primary care physicians, gynecologists and physicians offering aesthetic treatments in spa environments. We believe that our current and prospective customers that do not have established medical offices continue to be reluctant to purchase capital equipment. In addition, we are experiencing competition from third-party vendors selling used lasers at a significant discount. Our international revenue increased 14% in the first quarter of 2010, compared to the same period in 2009. The increase in international revenue was due primarily to a high number of systems sold in the first quarter of 2010, compared to the same period in 2009, albeit at a lower average selling price. We experienced lower average selling prices in both our U.S. and international markets resulting from customers purchasing fewer applications on systems which resulted in a lower purchase price. Furthermore, our revenue was negatively affected due to a higher percentage of sales by distributors which have a lower average selling price. International revenue as a percent of total revenue was 67% in the first quarter of 2010, compared to 56% for the same quarter in 2009.

Our service revenue increased 2% in the first quarter of 2010, compared to the same period in 2009. Service contract amortization is the primary component of our total service revenue. Service revenue has remained flat over the past several quarters due primarily to fewer customers purchasing extended service contracts.

Our Titan hand piece refill revenue decreased 5% in the first quarter of 2010, compared to the same period in 2009. We believe this decrease is due primarily to customers using fewer shots per procedure, which is allowing them to perform more procedures per hand piece before requiring a replacement.

Dermal filler and cosmeceuticals revenue includes revenue from distribution of BioForm’s Radiesse® dermal filler product and Obagi topical skin health systems products to physicians in the Japanese market. In addition, this revenue line includes revenue from introductory promotions jointly pursued by us and Obagi in the U.S. and Canadian markets. Our dermal fillers and cosmeceuticals revenue increased slightly in first quarter of 2010, compared to the same period in 2009. This increase is due to the sale of Obagi products in Japan, which commenced during the first quarter of 2010.

In response to the economic environment and our reduced revenue in 2008 and 2009, we reduced our company-wide workforce by approximately 18% and implemented other cost-reduction measures in the first half of 2009. The headcount reductions impacted all departments and functions and resulted in restructuring charges of approximately $880,000 in first half of 2009. As a result of these cost-reduction measures, our operating expenses declined in 2010, compared to 2009.

Our gross margin decreased slightly to 58% for the first quarter of 2010, compared to 59% for the same period in 2009. This decrease was due primarily to:

•	an increased level of international distributor revenue, as a percent of total revenue, which has slightly lower gross margins than our direct business; and

•	a non-recurring charge of $425,000 recorded in the first quarter ended March 31, 2010, for the voluntary replacement of certain components in our Titan XL hand piece; partially offset by

•	reduced manufacturing expenses resulting from our 2009 restructuring efforts.

Our sales and marketing expenses, as a percentage of net revenue, decreased to 46% in the first quarter of 2010, compared to 49% in the first quarter of 2009. The decrease in expenses as a percentage of net revenue in 2010 was due primarily to lower spending, compared to 2009. In absolute dollars, sales and marketing expenses decreased by $642,000 to $6.4 million in the first quarter of 2010, compared to the same period in 2009. The decrease resulted from:

•	lower personnel expenses of $410,000, due primarily to lower sales headcount, resulting from our 2009 restructuring efforts, and lower sales commission expenses resulting from lower revenue;

•	reduced customer-attended workshops and trade show expenses of $213,000, due primarily to fewer workshops as a result of lower sales headcount and due to cost cutting measures at trade shows; and

•
lower expenses relating to our annual sales meeting of $189,000, which reflects fewer sales professionals attending the meeting (due to the reduction in headcount) and reduced third party expenses associated with the meeting; partially offset by

•
expenses of $281,000 related to the creation of three new sales and marketing departments: clinical marketing (post marketing studies), business development and telesales to our existing customers, in their first quarter of 2010.

Our research and development (R&D) expenses, as a percentage of net revenue, decreased to 11% in the first quarter of 2010, compared to 12% in the same period in 2009. The decrease in expenses as a percentage of net revenue was due primarily to lower spending in the first quarter of 2010, compared to the first quarter of 2009. R&D expenses decreased by $289,000 to $1.5 million in the first quarter of 2010, compared to the same period in 2009. The decrease was due primarily to lower personnel expenses of $149,000, resulting from lower headcount due partly to our 2009 restructuring efforts and lower material spending of $119,000 reflecting a high level of spending on material for our TruSculpt product during the first quarter of 2009 that was not replicated in the first quarter of 2010.

General and administrative (G&A) expenses, as a percentage of net revenue, decreased to 16% in the first quarter of 2010, compared to 17% in the same period in 2009. The decrease in expenses as a percentage of net revenue was due primarily to lower spending in the first quarter of 2010, compared to the first quarter of 2009. G&A expenses decreased by $278,000 to $2.2 million in the first quarter of 2010, compared to the first quarter of 2009. The decrease was primarily attributable to lower professional fees of $253,000 and lower personnel expenses in the U.S. of $71,000, resulting from our 2009 restructuring efforts.

In March 2010, the President and members of Congress passed legislation relating to healthcare reform. Our products are not reimbursed by insurance companies or federal or state governments and some of this legislation will therefore not affect us. This legislation, however, includes a 2.3% tax on U.S. revenue on manufacturers of medical devices and diagnostic products which is applicable to us and which we expect will decrease our net income beginning in 2013.

Factors that May Impact Future Performance.

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings, develop innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section below.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with SEC on March 15, 2010. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Recent Accounting Pronouncements

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Pronouncement” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q”.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net total revenue.

	Three Months Ended March 31,
	2010	2009
Operating Ratio:
Net revenue	100%	100%
Cost of revenue	42%	41%
Gross margin	58%	59%
Operating expenses:
Sales and marketing	46%	49%
Research and development	11%	12%
General and administrative	16%	17%
Litigation settlement	—%	6%
Total operating expenses	73%	84%
Loss from operations	(15)%	(25)%
Interest and other income, net	1%	4%
Loss before income taxes	(14)%	(21)%
Provision (benefit) from income taxes	1%	(8)%
Net loss	(15)%	(13)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change	2009
Revenue mix by geography:
United States	$4,547	$(28)%	$6,345
International	9,202	14%	8,085
Consolidated total revenue	$13,749	(5)%	$14,430
United States as a percentage of total revenue	33%		44%
International as a percentage of total revenue	67%		56%
Revenue mix by product category:
Products	$7,445	(3)%	$7,652
Upgrades	1,203	(31)%	1,754
Service	3,314	2%	3,253
Titan hand piece refills	1,322	(5)%	1,385
Dermal filler and cosmeceuticals(1)	465	20%	386
Consolidated total revenue	$13,749	(5)%	$14,430

(1)
Beginning in 2010, we classified revenue from sales of BioForm’s Radiesse® dermal filler product in Japan and sales of Obagi cosmeceuticals product in the revenue category ‘Dermal filler and cosmeceuticals.’ Previously, we classified these sales in the revenue category ‘Products.’ As such, we reclassified the 2009 revenue from BioForm’s Radiesse® dermal filler product sales in Japan and Obagi cosmeceuticals product sales from ‘Products’ to ‘Dermal filler and cosmeceuticals.’

Our U.S. revenue decreased 28% in the first quarter of 2010, compared to the same period in 2009. Historically a significant portion of our U.S. revenue was sourced from the non-core market of practitioners such as primary care physicians, gynecologists and physicians offering aesthetic treatments in spa environments. We believe that our current and prospective customers that do not have established medical offices continue to be reluctant to purchase capital equipment. In addition, we are experiencing competition from third-party vendors selling used lasers at a significant discount. Our international revenue increased 14% in the first quarter of 2010, compared to the same period in 2009. The increase in international revenue was due primarily to a high number of systems sold in the first quarter of 2010, compared to the same period in 2009, albeit at a lower average selling price. We experienced lower average selling prices in both our U.S. and international markets resulting from customers purchasing fewer applications which resulted in a lower purchase price. Furthermore, our revenue was negatively affected due to a higher percentage of sales by distributors which have a lower average selling price. International revenue as a percent of total revenue was 67% in the first quarter of 2010, compared to 56% for the same quarter in 2009.

Our service revenue increased 2% in the first quarter of 2010, compared to the same period in 2009. Service contract amortization is the primary component of our total service revenue. Service revenue has remained flat over the past several quarters due primarily to fewer customers purchasing extended service contracts.

Our Titan hand piece refill revenue decreased 5% in the first quarter of 2010, compared to the same period in 2009. We believe this decrease is due primarily to customers using fewer shots per procedure, which is allowing them to perform more procedures per hand piece before requiring a replacement.

Dermal filler and cosmeceuticals revenue includes revenue from distribution of BioForm’s Radiesse® dermal filler product and Obagi topical skin health systems products to physicians in the Japanese market. In addition, this revenue line includes revenue from introductory promotions jointly pursued by us and Obagi in the U.S. and Canadian markets. Our dermal fillers and cosmeceuticals revenue increased slightly in first quarter of 2010, compared to the same period in 2009. This increase is due to the sale of Obagi products in Japan, which commenced during the first quarter of 2010.

Gross Profit
	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change		2009
Gross profit	$7,920	(7%	)	$8,494
As a percentage of net revenue (gross margin)	58%			59%

Our cost of revenue consists primarily of material, labor, stock-based compensation, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue was 58% in the first quarter of 2010, compared with 59% in the same period in 2009. This decrease in gross margin was due primarily to:

•	an increased level of international distributor revenue, as a percent of total revenue, which has slightly lower gross margins than our direct business; and

•	a non-recurring charge of $425,000 recorded in the first quarter ended March 31, 2010, for the voluntary replacement of certain components in our Titan XL hand piece; partially offset by

•	reduced manufacturing expenses resulting from our 2009 restructuring efforts.

Sales and Marketing
	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change		2009
Sales and marketing	$6,361	(9%	)	$7,003
As a percentage of net revenue	46%			49%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, and advertising. Sales and marketing expenses decreased $642,000 in the first quarter of 2010, compared to same period in 2009. This decrease was due primarily to:

•	lower personnel expenses of $410,000, due primarily to lower sales headcount, resulting from our 2009 restructuring efforts, and lower sales commission expenses resulting from lower revenue;

•	reduced customer-attended workshops and trade show expenses of $213,000, due primarily to fewer workshops as a result of lower sales headcount and due to cost cutting measures at trade shows; and

•
lower expenses relating to our annual sales meeting of $189,000, which reflects fewer sales professionals attending the meeting (due to the reduction in headcount) and reduced third party expenses associated with the meeting; partially offset by

•
expenses of $281,000 related to the creation of three new sales and marketing departments: clinical development (post marketing studies), business development and telesales to our existing customers, in their first quarter of 2010.

Sales and marketing expenses as a percentage of net revenue decreased to 46% in the first quarter of 2010, compared with 49% in the first quarter of 2009.

Research and Development

	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change	2009
Research and development	$1,454	(17)%	$1,743
As a percentage of net revenue	11%		12%

Research and development expenses consist primarily of personnel, clinical, regulatory and material costs. R&D expenses decreased $289,000 in the first quarter of 2010, compared to the same period in 2009. This decrease was due primarily to lower personnel expenses of $149,000, resulting from our 2009 restructuring efforts and lower material spending of $119,000 reflecting a high level of spending on material for our TruSculpt product during the first quarter of 2009 that was not replicated in the first quarter of 2010. R&D expenses as a percentage of total revenue decreased to 11% in the first quarter of 2010, compared with 12% in the same period in 2009.

General and Administrative

	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change		2009
General and administrative	$2,242	(11%	)	$2,520
As a percentage of net revenue	16%			17%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased $278,000 in the first quarter of 2010, compared to same period in 2009. This decrease was primarily attributable to lower professional services fee expenses of $253,000 and lower personnel expenses in the U.S. of $71,000 (partially resulting from a reduction-in-force that we implemented in the first-half of 2009). G&A expenses as a percentage of total revenue decreased to 16% in the first quarter of 2010, compared with 17% in the same period in 2009.

Litigation Settlement

We were a defendant in a Telephone Consumer Protection Act class action lawsuit. See “Legal Proceedings” in Part II, Item 1 below. Included in the quarter ended March 31, 2009 was $850,000 for the estimated cost of the settlement, net of administrative expenses and amounts expected be recoverable from our insurance carrier.

Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change	2009
Interest income	$180	(63)%	$484
Other income (expense), net	(14)	NA	115
Total Interest and other income, net	$166	(72)%	$599

Interest income decreased 63% in the first quarter of 2010, compared to same period in 2009. This decrease was due primarily to reduced interest yields as a result of the Federal Reserve cutting interest rates and lower average invested amounts. Our cash, cash equivalents, marketable investments and long-term investments measured and recognized at fair value were $103.4 million at March 31, 2010 and $103.4 million at March 31, 2009.

Provision (Benefit) from Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2010	% Change	2009
Loss before income taxes	$(1,971)	(35)%	$(3,023)
Provision (benefit) from income taxes	47	NA	(1,195)
Effective tax rate	(2)%		40%

We recorded an income tax provision of $47,000 during the three months ended March 31, 2010 and a benefit of $1.2 million during the three months ended March 31, 2009. Our income tax provision for the three months ended March 31, 2010 is primarily related to income taxes of our non-U.S. operations. Our income tax benefit for the three months ended March 31, 2009 reflects applicable United States federal and state income tax and the tax impact of non-U.S. operations, reduced primarily by tax exempt interest income and research and development (R&D) tax credit.

In the quarter ended September 30, 2009, we recorded a valuation allowance against our U.S. deferred tax assets as we determined that it was more likely than not that some of the deferred tax assets will not be realized. We anticipate we will continue to record a valuation allowance against the losses of certain jurisdictions, primarily federal and state, until such time as we are able to determine it is more likely than not the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets.  We expect our future tax provisions, during the time such valuation allowances are recorded, will consist primarily of the tax expense of our non-U.S. jurisdictions that are profitable.

Net Loss and Net Loss per Diluted Share

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2010	% Change	2009
Net loss	$(2,018)	10%	$(1,828)
Net loss per diluted share	$(0.15)	7%	$(0.14)

The $190,000 increase in net loss, or $0.01 increase in net loss per diluted share, in the first quarter of 2010, compared to the same period in 2009, was due primarily to: (i) lower tax benefits of $1.2 million, (ii) lower revenue of $681,000, in the first quarter of 2010, compared to the same period in 2009, and (iii) a $425,000 charge recorded in the first quarter ended March 31, 2010, for the voluntary replacement of certain components in our Titan XL hand piece; partially offset by: (i) a decrease of $2.1 million in operating expenses due primarily to our 2009 restructuring efforts, and (ii) litigation settlement expense of $850,000 recognized in the first quarter of 2009.

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

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments (in thousands):

(Dollars in thousands)	March 31, 2010	December 31, 2009	Change
Cash and cash equivalents	$22,519	$22,829	$(310)
Marketable investments	73,733	76,780	(3,047)
Long-term investments	7,153	7,275	(122)
Total	$103,405	$106,884	$(3,479)

Cash Flows

In summary, our cash flows were as flows:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Net cash flow provided by (used in):
Operating activities	$(2,692)	$(2,980)
Investing activities	2,308	2,119
Financing activities	74	114
Net decrease in cash and cash equivalents	$(310)	$(747)

Cash Flows from Operating Activities

We used $2.7 million of cash in operating activities for the first three months of 2010, which was primarily attributable to:

•
$1.1 million used by the net loss of $2.0 million after adjusting for non-cash related items of $914,000 consisting primarily of stock-based compensation expense of $828,000 and other items of $86,000;

•
$1.8 million used to pay down the higher 2009 year-end accrued liabilities relating primarily to: (i) personnel expenses of $600,000 resulting primarily from the pay-down of year-end commissions and bonuses, (ii) reduction of customer deposits by $453,000, resulting from converting customer prepayments to sales, (iii) reduction of the sales, use and value added taxes payable balance by $307,000 due to lower revenue, (iv) reduction of professional and legal fees of $298,000 resulting primarily from the payment of legal settlements, and (v) net reduction of $235,000 for accrued sales and marketing expenses; partially offset by a $425,000 charge recorded in the first quarter ended March 31, 2010, for the voluntary replacement of certain components in our Titan XL hand piece; and

•
$804,000 cash used to purchase inventory pursuant to our distribution agreements with Obagi and BioForm, which was partially offset by $282,000 cash generated by the decrease in our proprietary gross inventory balance from December 31, 2009 to March 31, 2010, that resulted from slowing our inventory build to better match the reduced sales of our products; partially offset by

•	$817,000 increase in accounts payable due to increased spending primarily related to purchasing inventory from our distributor partners.

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

Cash Flows from Investing Activities

We generated net cash of $2.3 million from investing activities in the first three months of 2010, which was primarily attributable to:

•	$29.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$26.7 million of cash used to purchase marketable investments.

We generated net cash of $2.1 million from investing activities in the first three months of 2009, which was primarily attributable to:

•	$7.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$5.5 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in the first three months of 2010 was $74,000, which resulted from cash generated by the issuance of stock as a result of employee stock option exercises.

Net cash provided by financing activities in the first three months of 2009 was $114,000, which resulted from cash generated by the issuance of stock as a result of employee stock option exercises.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $103.4 million as of March 31, 2010. Of this amount, we had $7.2 million invested in student loan auction rate securities that were rated AAA to A3 by a major credit rating agency and are guaranteed by The Federal Family Education Loan Program (FFELP). These securities were classified under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as auctions for these securities have been failing since February 2008 due to credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security prospectus, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our auction rate securities (ARS) into cash until a future auction of these investments is successful or the auction rate security is refinanced by the issuer into another type of debt instrument. Based on our ability to access our cash, cash equivalents and other short term marketable investments and our expected operating cash flows, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate our business as usual over the next twelve months.

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
We have certain contractual arrangements that create potential risk for us and are not recognized in our Condensed Consolidated Balance Sheets. Discussed below are off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures, or capital resources.

We lease various real properties under operating leases that generally require us to pay taxes, insurance, maintenance, and minimum lease payments. Some of our leases have options to renew.

Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2010.

We are party to various legal proceedings. See Note 8, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations

We believe that there were no significant changes during the three months ended March 31, 2010 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, we have entered into indemnification agreements with each of our directors and executive officers. In 2007, two of our officers were named as defendants in securities class action litigation—see also Part II, Item 1 “Legal Proceedings,” in this Quarterly Report on Form 10-Q. Our exposure under the various indemnification obligations, including those under the indemnification agreements with our directors and officers, is unknown since the outcome of the securities litigation is unpredictable and the amount that could be payable thereunder is not reasonably estimable, and since other indemnification obligations involve future claims that may be made against us. We have not accrued or paid any amounts for any such indemnification obligations. However, we may record charges in the future as a result of these potential indemnification obligations, including those related to the securities class action litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $505,000 as of March 31, 2010.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our holdings in ARS investments and auctions for some of our investments in these securities continue to fail from February 2008 through March 31, 2010. As of March 31, 2010, $4.7 million of our original $13.4 million par value portfolio has been redeemed in full and we had $8.7 million par value (fair value of $7.2 million) whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Condensed Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net foreign exchange losses were approximately $63,000 in the three months ended March 31, 2010, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 in the Illinois Circuit Court, Cook County, by Bridgeport Pain Control Center, Ltd., seeking monetary damages, injunctive relief, costs and other relief. The complaint alleged that the Company violated the TCPA by sending unsolicited advertisements by facsimile to the plaintiff and other recipients nationwide during the four-year period preceding the lawsuit without the prior express invitation or permission of the recipients. Two state law claims, limited to Illinois recipients, alleged a class period of three and five years, respectively. Under the TCPA, recipients of unsolicited facsimile advertisements may be entitled to damages of $500 per violation for inadvertent violations and $1,500 per violation for knowing or willful violations. On February 22, 2008, the Company removed the case to federal court in the Northern District of Illinois. On August 25, 2009, following negotiations between the parties, the parties entered into a settlement agreement that would resolve the case on a class-wide basis. On April 6, 2010, the Court gave its final approval for the settlement. Under the terms of the settlement, the Company paid a total of $950,000 in exchange for a full release of facsimile-related claims. The Company included $850,000 in its 2009 Condensed Consolidated Statements of Operations for the cost of the settlement, net of the estimated administrative expenses expected to be recoverable from its insurance carrier.

ITEM 1A.	RISK FACTORS

Our U.S. revenue continues to decline, compared to the same period in the prior year, and many of our prospective customers are reluctant to purchase capital equipment. If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

Our U.S. revenue continues to decline, compared to the same period in the prior year, and many of our current and prospective customers that do not have established medical offices continue to be reluctant to purchase capital equipment. In addition, we are experiencing competition from third-party vendors selling used lasers at a significant discount. In the first three months of 2010, our U.S. revenue decreased by $1.8 million, or 28%, compared to the same period in 2009. Even though certain reports indicate that our U.S. customers are experiencing strong patient demand for our products, the US market continues to be challenging for us, with many of our prospective customers continuing to be reluctant to purchase capital equipment. Further, we believe there continues to be a lack of availability of consumer credit for some of our customers, which is further resulting in a general reluctance of many of our current and prospective customers to spend significant amounts of money on capital equipment.  In times of economic uncertainty and tight credit, individuals often reduce or delay their capital equipment purchase decisions. If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to effectively train, retain and manage the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to manage and improve the productivity levels of our sales professionals worldwide. Measures we implement in an effort to retain, train and manage our sales professionals and improve their productivity may not be successful. Our direct sales professionals earn a material portion of their compensation through commissions. Unless revenue improves, their total compensation may remain low, which could result in higher turnover. In response to reduced commission earnings resulting from the decrease in revenue, some of our sales professionals left the industry entirely or left our company to work for our competitors. We are selectively hiring new sales professionals in key territories to fill vacant positions. The replacement or absence of seasoned sales professionals may adversely affect our revenue. In addition, if we experience significant levels of attrition, or reductions in productivity among our sales professionals or our sales managers, our revenue and profitability may be adversely affected and this could materially harm our business.

A lack of customer demand for our products in any of our markets would harm our revenue.

Most of our products are marketed to established dermatology and plastic surgeon medical offices, as well as the non-core businesses, such as family practitioners, primary care physicians, gynecologists, and non-medical models. Our Pearl and Pearl Fractional products are targeted at dermatologists and plastic surgeons. Continuing to achieve and maintain penetration into each of our markets is a material assumption of our business strategy.

Demand for our products in any of our markets could be weakened by several factors, including:

▪	Current lack of credit financing for some of our potential customers;

▪	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;

▪	The inability to differentiate our products from those of our competitors;

▪	Reduced patient demand for elective aesthetic procedures;

▪	Failure to build and maintain relationships with opinion leaders within the various market segments;

▪	An increase in malpractice lawsuits that result in higher insurance costs; and

▪	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons.

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

To successfully expand our product offerings, we must, among other things:

▪	Develop and acquire new products that either add to or significantly improve our current product offerings;

▪	Convince our existing and prospective customers that our product offerings would be an attractive revenue-generating addition to their practice;

▪	Sell our product offerings to a broad customer base;

▪	Identify new markets and alternative applications for our technology;

▪	Protect our existing and future products with defensible intellectual property; and

▪	Satisfy and maintain all regulatory requirements for commercialization.

With the exception of 2009, we have introduced at least one new product every year since 2000. In November 2009, we announced that we postponed indefinitely the release of our TruSculpt body contouring product. Historically, product introductions have been a significant component of our financial performance. To be successful in the aesthetics industry, we need to continue to innovate. Our business strategy has therefore been based, in part, on our expectation that we will continue to increase our product offerings. We need to continue to devote substantial research and development resources to make new product introductions, which can be costly and time consuming to our organization.

We also believe that, to increase revenue from sales of new products and related upgrades, we need to continue to develop our clinical support, further expand and nurture relationships with industry thought leaders and increase market awareness of the benefits of our new products. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all. If we fail to successfully commercialize new products, our business may be harmed.

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

Continued expansion of the global market for laser and other energy-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

▪	Consumer disposable income and access to consumer credit, which as a result of the unstable economy, may have been significantly impacted;

▪	The cost of procedures performed using our products;

▪	The cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or other energy-based technologies and treatments which use pharmaceutical products;

▪	The success of our sales and marketing efforts; and

▪	The education of our customers and patients on the benefits and uses of our products, compared to competitors’ products and technologies.

If, as a result of these factors, there is not sufficient demand for the procedures performed with our products, practitioner demand for our products could be reduced, which could have a material adverse effect on our business, financial condition, revenue and result of operations.

Any defects in the design, material or workmanship of our products may not be discovered prior to shipment to customers, which could materially increase our expenses, adversely impact profitability and harm our business.

The design of our products is complex. To manufacture them successfully, we must procure quality components and employ individuals with a significant degree of technical expertise. If our designs are defective, or the material components used in our products subject to wear out, or if suppliers fail to deliver components to specification, or if our employees fail to properly assemble, test and package our products, the reliability and performance of our products will be adversely impacted. As an example, in the quarter ended March 31, 2010, we recorded a $425,000 charge for the voluntary replacement of certain components in our Titan XL hand pieces.

If our products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, we may experience:

▪	Damage to our brand reputation;
▪	Loss of customer orders and delay in order fulfillment;
▪	Increased costs due to product repair or replacement;
▪	Inability to attract new customers;
▪	Diversion of resources from our manufacturing and research and development departments into our service department; and
▪	Legal action.

The occurrence of any one or more of the foregoing could materially increase expenses, adversely impact profitability and harm our business.

Changes occurring at the U.S. Food and Drug Administration, or FDA, could adversely affect our revenue and financial condition.

There are several changes occurring at the FDA that may lengthen the regulatory approval process for medical devices and require additional clinical data to support regulatory clearance for the sale and marketing of our new products. These changes in the FDA regulatory approval process may delay or prevent the approval of new products and could result in lost market opportunity. Changes in FDA regulations may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market, which could increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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

The FDA and state authorities have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

▪	Warning letters, fines, injunctions, consent decrees and civil penalties;

▪	Repair, replacement, recall or seizure of our products;

▪	Operating restrictions or partial suspension or total shutdown of production;

▪	Refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

▪	Withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

▪	Criminal prosecution.

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

Our international revenue was $9.2 million in the first three months of 2010, which represented 67% of our total revenue. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

▪	Difficulties in staffing and managing our foreign operations;

▪	Export restrictions, trade regulations and foreign tax laws;

▪	Fluctuating foreign currency exchange rates;

▪	Foreign certification and regulatory requirements;

▪	Lengthy payment cycles and difficulty in collecting accounts receivable;

▪	Customs clearance and shipping delays;

▪	Political and economic instability;

▪	Lack of awareness of our brand in international markets;

▪	Preference for locally-produced products; and

▪	Reduced protection for intellectual property rights in some countries.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation; and if we were unsuccessful at finding a solution, we may not be able to sell our products in a particular market and, as a result, our revenue may decline.

We compete against companies that offer alternative solutions to our products or have greater resources, a larger installed base of customers and broader product offerings than ours. If we are not able to effectively compete with these companies, it may harm our business.

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Iridex, Palomar, Solta, and Syneron and as well as private companies such as Alma, Lumenis, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, Solta (previously Thermage) acquired Reliant in December 2008 and Aesthera in February 2010; and Syneron acquired Candela in September 2009. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

The light-based aesthetic market faces competition from non light-based medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed.

Our ability to compete effectively depends upon our ability to distinguish our company and our products from our competitors and their products, and includes such factors as:

▪	Success and timing of new product development and introductions;

▪	Product performance;

▪	Product pricing;

▪	Quality of customer support;

▪	Development of successful distribution channels, both domestically and internationally; and

▪	Intellectual property protection.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS declined significantly in 2009, compared to 2008. Our revenue from PSS as a percentage of worldwide revenue was 5% in the three months ended March 31, 2010, 7% in 2009 and 14% in 2008. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, and U.S. municipalities. As of March 31, 2010, our balance in marketable investment was $73.7 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2010 would have potentially decreased by approximately $511,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as of March 31, 2010, are $7.2 million of ARS. These ARS are designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $4.7 million (par value) of our original holdings of $13.4 million (par value) of ARS, have been redeemed at full par value since 2008, auctions for the majority of the remaining ARS in our portfolio at March 31, 2010 have continued to fail since February 2008 due to the lack of liquidity and overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument.

If there is a decline in the fair value of our ARS that is considered other-than-temporary then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and may cause our stock price to decline.

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

There is a pending securities class action lawsuits filed against us in 2007, based upon the decreases in our stock price following the announcement of our preliminary first quarter 2007 revenue and earnings, and the announcement of our revised 2007 guidance. Defending ourselves against this litigation could distract management and harm our business.

Two class action lawsuits were filed against us following declines in our stock price in the spring of 2007. On November 1, 2007, the court ordered the two cases consolidated. These consolidated cases have been on appeal since November 2008 and both parties presented oral arguments to the Court of Appeals in February 2010. No decision has yet been rendered by the Court of Appeals. See “Legal Proceedings” set forth in Part II, Item 1 of this quarterly report on Form 10-Q for further details.

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

The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

▪	The general market conditions unrelated to our operating performance;

▪	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;

▪	Quarterly variations in our, or our competitors’, results of operations;

▪	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

▪	The announcement of new products or service enhancements by us or our competitors;

▪	The announcement of the departure of a key employee or executive officer by us or our competitor;

▪	Regulatory developments or delays concerning our, or our competitors’ products; and

▪	The initiation of litigation by us or against us.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

▪	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

▪	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

▪	A lack of long term supply arrangements for key components with our suppliers;

▪	Inability to obtain adequate supply in a timely manner, or on reasonable terms;

▪	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;

▪	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

▪	Delay in supplier deliveries.

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

Healthcare reform legislation could adversely affect our will adversely affect our future profitability and financial condition.

In March 2010, the President and members of Congress passed legislation relating to healthcare reform. Our products are not reimbursed by insurance companies or federal or state governments and some of this legislation will, therefore, not affect us. This legislation, however, does include several aspects that will apply to us, including a tax on our U.S. revenue which is applicable to us beginning in 2013. While we are presently evaluating the full scope of how this legislation will impact our operations, including how to administer this tax, we believe this will adversely affect our future profitability and financial condition.

We offer credit terms to some qualified customers and also to leasing companies to finance the purchase of our products. In the event that any of these customers default on the amounts payable to us, our earnings may be adversely affected.

While we qualify customers to whom we offer credit terms (generally net 30 to 60 days), we cannot provide any assurance that the financial position of these customers will not change adversely before we receive payment. Our general and administrative expenses and earnings are negatively impacted by customer defaults and cause an increase in the allowance for doubtful accounts. In the event that there is a default by any customers to whom we have provided credit terms in the future, we may recognize a bad debt charge in our general and administrative expenses and this could negatively affect our earnings and results of operations.

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

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

▪	A classified board of directors;

▪	Advance notice requirements to stockholders for matters to be brought at stockholder meetings;

▪	A supermajority stockholder vote requirement for amending certain provisions of our Amended and Restated Certificate of Incorporation and bylaws;

▪	Limitations on stockholder actions by written consent; and

▪	The right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	Exhibits

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.14	(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 3rd day of May, 2010.

CUTERA, INC.

/s/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)