Form 10-Q
period 2010-06-30
CUTERA INC
filed 2010-08-02
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF HE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to _____.

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

The number of shares of Registrant’s common stock issued and outstanding as of July 26, 2010 was 13,557,421.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December, 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$31,697	$22,829
Marketable investments	60,317	76,780
Accounts receivable, net	3,824	3,327
Inventories	6,955	6,408
Deferred tax asset	185	175
Other current assets and prepaid expenses	3,020	2,785
Total current assets	105,998	112,304

Property and equipment, net	708	847
Long-term investments	7,115	7,275
Intangibles, net	733	829
Deferred tax asset, net of current portion	97	97
Total assets	$114,651	$121,352

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,495	$1,081
Accrued liabilities	5,922	9,048
Deferred revenue	5,898	6,160
Total current liabilities	13,315	16,289

Deferred rent	1,303	1,493
Deferred revenue, net of current portion	1,373	1,968
Income tax liability	732	749
Total liabilities	16,723	20,499

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	88,189	85,248
Retained earnings	11,475	17,254
Accumulated other comprehensive loss	(1,750)	(1,662)
Total stockholders’ equity	97,928	100,853
Total liabilities and stockholders’ equity	$114,651	$121,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue	$12,217	$11,665	$25,966	$26,095
Cost of revenue	5,335	5,130	11,164	11,066
Gross profit	6,882	6,535	14,802	15,029

Operating expenses:
Sales and marketing	6,452	6,071	12,813	13,074
Research and development	1,506	1,495	2,960	3,238
General and administrative	2,744	3,616	4,986	6,136
Litigation settlement	-	-	-	850
Total operating expenses	10,702	11,182	20,759	23,298
Loss from operations	(3,820)	(4,647)	(5,957)	(8,269)
Interest and other income, net	141	511	307	1,110
Loss before income taxes	(3,679)	(4,136)	(5,650)	(7,159)
Provision (benefit) for income taxes	82	(1,772)	129	(2,967)
Net loss	$(3,761)	$(2,364)	$(5,779)	$(4,192)

Net loss per share:
Basic and Diluted	$(0.28)	$(0.18)	$(0.43)	$(0.32)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,501	13,317	13,473	13,219

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(5,779)	$(4,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,589	2,501
Tax deficit from stock-based compensation	-	(113)
Depreciation and amortization	393	453
Provision for excess and obsolete inventories	86	503
Provision for doubtful accounts receivable	(84)	553
Gain on sale of marketable investments	66	103
Change in deferred tax asset	(10)	34
Changes in assets and liabilities:
Accounts receivable	(413)	2,411
Inventories	(633)	722
Other current assets and prepaid expenses	941	(2,070)
Accounts payable	414	(563)
Accrued liabilities	(3,206)	(1,111)
Deferred rent	(110)	(110)
Deferred revenue	(857)	(2,025)
Income tax liability	(17)	(85)
Net cash used in operating activities	(6,620)	(2,989)

Cash flows from investing activities:
Acquisition of property and equipment	(158)	(98)
Proceeds from sales of marketable investments	29,701	16,352
Proceeds from maturities of marketable investments	19,325	2,245
Purchase of marketable investments	(33,733)	(16,884)
Net cash provided by investing activities	15,135	1,615

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	353	279
Net cash provided by financing activities	353	279

Net increase (decrease) in cash and cash equivalents	8,868	(1,095)
Cash and cash equivalents at beginning of period	22,829	36,540
Cash and cash equivalents at end of period	$31,697	$35,445

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.

Cutera, Inc. (Cutera or the Company) is a global provider of laser and other light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo and Solera product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrades revenue). In addition to systems and upgrades revenue, the Company generates revenue from the sale of extended warranty contracts, labor and materials for products that are out of warranty, Titan hand piece refills, and the distribution of third party dermal filler and cosmeceuticals in Japan.

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

Business Segment

In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280 guidance on disclosures about segments of an enterprise and related information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s ASC 280 guidance, is a combination of the Chief Executive Officer; and the Executive Vice President and Chief Financial Officer. To date, the Company has viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – the sale of aesthetic medical equipment and services, and distribution of cosmeceuticals and dermal filler products, to qualified medical practitioners. In addition, substantially all of the Company’s long-lived assets are located in one facility in the United States. As a result, the financial information disclosed herein represents all of the material financial information related to the Company’s operating segment.

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

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable and long-term investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Significant Accounting Policies

The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, and have not changed significantly as of June 30, 2010.

Recent Accounting Updates

In October 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-13, “Multiple-Deliverable Revenue Arrangements a Consensus of the FASB Emerging Issues Task Force” an update to ASC Topic 605, “Revenue Recognition.” This update requires the allocation of consideration among separately identified deliverables contained within an arrangement, based on their related selling prices. This update will be effective for annual reporting periods beginning January 1, 2011.  The Company is currently evaluating the impact of this update on its financial position, results of operations, cash flows, and disclosures.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” an update to ASC Topic 820, “Fair Value Measurements and Disclosures.”  This update requires an entity to: (i) disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers and (ii) present separate information for Level 3 activity pertaining to gross purchases, sales, issuances, and settlements.  This guidance became effective for us in the quarter ended March 31, 2010, except that the disclosure on the roll forward activities for Level 3 fair value measurements will become effective for us with the reporting period beginning January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

The following is a summary of cash and cash equivalents, marketable investments and long-term investments (in thousands):

June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$31,697	$—	$—	$31,697
Marketable investments- debt securities	60,277	49	(9)	60,317
Long-term investments in auction rate securities	8,675	—	(1,560)	7,115
Total cash and cash equivalents, marketable investments and long-term investments	$100,649	$49	$(1,569)	$99,129

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$22,829	$—	$—	$22,829
Marketable investments:
Municipal securities	76,512	182	(14)	76,680
Auction rate securities	100	—	—	100
Total marketable investments	76,612	182	(14)	76,780
Long-term investments in auction rate securities	8,875	—	(1,600)	7,275
Total cash and cash equivalents, marketable investments and long-term investments	$108,316	$182	$(1,614)	$106,884

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

As of June 30, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$29,890	$—	$—	$29,890
Securities available for sale:
Marketable investments–debt securities	—	60,317	—	60,317
Long-term investments–auction rate securities	—	—	7,115	7,115
Total assets at fair value	$29,890	$60,317	$7,115	$97,322

The Company’s Level 1 financial assets are money market funds and highly liquid debt instruments of U.S. federal and municipal governments and their agencies with stated maturities of three months or less from the date of purchase, whose fair values are based on quoted market prices. The Company’s Level 2 financial assets are highly liquid debt instruments of U.S. federal and municipal governments and their agencies as well as corporate bonds issued with a Federal Deposit Insurance Corporations (FDIC) guarantee under the U.S. Treasury Department’s Temporary Liquidity Guarantee Program (TLGP). These securities have stated maturities of greater than three months, whose fair values are obtained from readily-available pricing sources for the identical underlying security that may, or may not, be actively traded.

At June 30, 2010, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value of the Company’s financial assets (in thousands):

	Level 1	Level 2	Level 3	Total
Beginning balance, January 1, 2010	$19,346	$76,780	$7,275	$103,401
Total gains or losses:
Included in earnings (or changes in net assets)	1	(67)	—	(66)
Included in other comprehensive loss	(32)	(62)	40	(54)
Purchases, issuance, sales and settlements (net):	10,575	(16,334)	(200)	(5,959)
Ending balance, June 30, 2010	$29,890	$60,317	$7,115	$97,322

Other Current Assets and Prepaid Expenses:

Other current assets and prepaid expenses consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Tax receivable	$1,519	$1,517
Deposits	607	737
Prepaid expense	894	531
	$3,020	$2,785

Inventories:

Inventories consist of the following (in thousands):

	June 30, 2010	December 31, 2009
Raw materials	$4,193	$3,775
Finished goods	2,762	2,633
	$6,955	$6,408

Intangible Assets:

Intangible assets comprised of a patent sublicense acquired from Palomar in 2006, a technology sublicense acquired in 2002 and an other intangible asset acquired in 2007. The components of intangible assets were as follows (in thousands):

	June 30, 2010
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$586	$632
Technology sublicense	538	437	101
Total	$1,756	$1,023	$733

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$517	$701
Technology sublicense	538	410	128
Other intangibles	20	20	—
Total	$1,776	$947	$829

Amortization expense for intangible assets was $96,000 for the six months ended June 30, 2010 and $99,000 for the six months ended June 30, 2009.

Based on intangible assets recorded at June 30, 2010, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,
2010 remainder	$96
2011	192
2012	158
2013	138
2014	138
Thereafter	11
Total	$733

Note 3. Stock-based Compensation Expense

Total pre-tax stock-based compensation expense by department recognized during the three and six months ended June 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue	$228	$196	$375	$407
Sales and marketing	357	276	588	567
Research and development	166	66	262	248
General and administrative	1,010	918	1,364	1,279
Total stock-based compensation expense	$1,761	$1,456	$2,589	$2,501

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss – Basic and Diluted	$(3,761)	$(2,364)	$(5,779)	$(4,192)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,501	13,317	13,473	13,219

Anti-dilutive securities

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Options to purchase common stock	3,058	2,712	2,881	2,729
Restricted stock units	46	11	23	11
Employee stock purchase plan shares	42	65	42	65
Total	3,146	2,788	2,946	2,805

Note 5. Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable service contract. The following table provides changes in deferred service contract revenue for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30,
	2010	2009
Beginning Balance	$8,128	$11,665
Add: Payments received	3,818	3,175
Less: Revenue recognized	(4,778)	(5,200)
Ending Balance	$7,168	$9,640

Costs incurred under service contracts were $3.1 million for the six months ended June 30, 2010 and $2.4 million for the six months ended June 30, 2009 and are recognized as incurred.

Note 6. Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and loss, net on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net loss	$(3,761)	$(2,364)	$(5,779)	$(4,192)
Net change in unrealized gain (loss) on available-for sale-securities	(22)	1,931	(88)	1,740
Change in income tax effect on unrealized gain (loss) on available-for sale-securities	—	(8)	—	67
Comprehensive loss	$(3,783)	$(441)	$(5,867)	$(2,385)

Note 7. Income Taxes

The Company’s income tax provision for the three and six months ended June 30, 2010 is primarily related to income taxes of the Company’s non U.S. operations. The Company’s income tax benefit for the three and six months ended June 30, 2009 reflects applicable United States federal and state income tax and the tax impact of non-U.S. operations, reduced primarily by tax exempt interest income and research and development (R&D) tax credit. The Company recorded an income tax provision of $82,000 during the three months ended June 30, 2010 and $129,000 during the six months ended June 30, 2010. The Company recorded an income tax benefit of $1.8 million during the three months ended June 30, 2009 and $3.0 million during the six months ended June 30, 2009.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. At the end of the third quarter of 2009, changes in previously anticipated expectations necessitated a valuation allowance against the U.S. operations historical excess tax benefits to be recognized in that quarter since they were no longer more likely than not realizable. Under current tax laws, this valuation allowance will not limit the Company’s ability to utilize federal and state deferred tax assets provided it can generate sufficient future taxable income.

As of the end of the second quarter of 2010, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740, at the end of 2009.

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

The following table provides the changes in the product warranty accrual for the six months ended June 30, 2010 and 2009 (in thousands):

	June 30, 2010	June 30, 2009
Beginning Balance	$1,049	$1,916
Add: Accruals for warranties issued during the period	987	1,077
Less: Settlements made during the period	(1,308)	(1,655)
Ending Balance	$728	$1,338

Facility Leases

The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires in 2013. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of June 30, 2010, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Fiscal Year Ending December 31,
2010 (remainder)	$897
2011	1,896
2012	1,806
2013	1,655
2014	6
Future minimum rental payments	$6,260

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2010.

2009 Restructuring Charges

In accordance with FASB ASC 420-10-50 and SAB Topic 5.P.4, the Company recognized a total of $976,000 in restructuring charges during the year ended December 31, 2009. These benefits were provided to then current employees that were involuntarily terminated under the terms of one-time benefit arrangements during the year. The Company implemented three reduction-in-force (RIF) programs in 2009: January 2009, May 2009 and August 2009. In general, the company-wide RIF programs specifically targeted positions that were directly impacted by the business slow down, such as sales, customer relations, manufacturing, and service. All employees terminated under these programs were notified within the quarter the severance and benefit expenses were recognized. The Company did not exit, dispose, terminate, or relocate any business activities and it did not materially change either the scope of, or the manner in which it conducted business following the headcount reductions. The Company incurred severance and benefits expenses accrued under one-time benefit arrangements of $646,000 for the three months and $880,000 for the six months ended June 30, 2009, and the severance liability was $218,000 at June 30, 2009. There were no remaining obligations associated with the 2009 RIF at December 31, 2009.

Litigation

Two securities class action lawsuits were filed against the Company and two of the Company’s executive officers in April 2007 and May 2007, respectively, in the U.S. District Court for the Northern District of California following declines in the Company’s stock price. The plaintiffs claimed to represent purchasers of the Company’s common stock from January 31, 2007 through May 7, 2007. The complaints generally alleged that materially false statements and omissions were made regarding the Company’s financial prospects, and sought unspecified monetary damages. On November 1, 2007, the Court ordered the two cases consolidated. On December 17, 2007, the plaintiffs filed a consolidated, amended complaint, and on January 31, 2008, the Company filed a motion to dismiss that complaint. On September 30, 2008, in response to the Company’s motion, the Court issued an order dismissing the plaintiffs’ amended complaint without prejudice. On October 28, 2008, the plaintiffs filed a Notice Of Intention Not to File A Second Amended Consolidated Complaint. On November 25, 2008, the Court closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, on April 16, 2009 the plaintiffs filed their opening brief with that Court, on June 17, 2009 the Company filed its response to Plaintiff’s brief, on July 1, 2009 the plaintiffs filed their response to the Company’s brief, and on February 11, 2010 both parties presented oral argument to the Court of Appeals. On June 30, 2010, the U.S. Court of Appeals for the Ninth Circuit affirmed the District Court’s order dismissing the complaint.

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

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of June 30, 2010, the Company was not a party to any material pending litigation other than those described above in the “Litigation” section.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company entered into indemnification agreements with each of its directors and executive officers. The Company’s exposure under its various indemnification obligations, including those under the indemnification agreements with its directors and executive officers, is unknown since indemnification obligations involve future claims that may be made against the Company. The Company has not accrued or paid any amounts for any such indemnification obligations to date.

Note 9.  Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in Notes to Condensed Consolidated Financial Statements as of June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2010. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 28, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

·
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

·	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

·	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

·	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

·	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of June 30, 2010.

Executive Summary

Company Description. We are a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other light-based aesthetics systems for practitioners worldwide. We offer aesthetic systems on three platforms—Xeo, CoolGlide, and Solera— for use by physicians and other qualified practitioners to allow our customers to offer safe and effective aesthetic treatments to their customers. . The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrades revenue). In addition to systems and upgrades revenue, we generate revenue from the sale of extended warranty contracts, labor and materials for products that are out of warranty, Titan hand piece refills, and the distribution of third party dermal filler and cosmeceuticals in Japan.

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

Products. Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and dermal fillers and cosmeceuticals. Product revenue represents the sale of a system platform, which consists of a console that incorporates a universal graphic user interface, a laser and/or other light-based module, control system software and high voltage electronics, and one or more hand pieces. However, depending on the application, the laser or other light-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional applications, instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrades revenue. Service revenue includes extended warranty contracts and services on out-of-warranty products, which is comprised of labor and material. Revenues from extended warranty contracts are deferred and amortized over the lives of the associated contracts and services are recognized at the time the services are provided. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses has been used.

In addition, we have distribution agreements with BioForm, Inc. (BioForm) to distribute its Radiesse® dermal filler product in Japan, and with Obagi Medical Products, Inc. (Obagi) to distribute its cosmeceuticals, or skin care products, in Japan. In addition, we offer Obagi products as part of an introductory promotion program pursued by us and Obagi in the U.S. and Canadian markets. Revenue from these arrangements is shown under the category of Dermal filler and cosmeceuticals. We also have a distribution agreement with Sound Surgical Technologies, LLC (SST) to distribute its VASER® Lipo System in certain European countries and Canada. Revenue from the sale of this product will be included in Product revenue.

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

U.S. Revenue
Our U.S. revenue increased by 5% in the three months ended June 30, 2010, compared to the same period in 2009. However, our U.S. revenue decreased 14% in the six months ended June 30, 2010, compared to the same period in 2009. We believe this decrease is, in part, due to:

•
Many of our current and prospective customers that do not have established medical offices continuing to be reluctant to purchase capital equipment. In times of general economic uncertainty and tight credit, individuals often reduce or delay their capital equipment purchase decisions.

•	There continues to be a lack of availability of consumer credit for some of our customers that do not have established medical offices, e.g. Med - Spas, which is contributing to reduced volume.

•	Lower average selling price (ASP), which is resulting from our customers purchasing fewer applications and lower pricing for certain of our premium applications to address competitive pressures.

Voluntary Titan XL Recall
In the first-half of 2010, we initiated a voluntary recall of our Titan XL hand piece. As a result of this voluntary recall, our Titan hand piece refill revenue decreased 32% in the three months, and 18% in the six months, ended June 30, 2010, compared to the same periods in 2009. As part of the voluntary recall program, we provided our customers with a fully “refilled” Titan XL hand piece and therefore our Titan refill sales were lower compared to the same periods in 2009. Further, in our results of operations, we recorded an expense of $62,000 for the three months and $487,000 for the six months ended June 30, 2010, for the estimated cost of this voluntary recall. These factors adversely affected our gross margin for the three and six months ended June 30, 2010, compared to the same periods in 2009.

2009 Reduction in Force
In 2009, in response to the economic environment and our reduced revenue in 2008 and 2009, we reduced our company-wide workforce by approximately 18% and implemented other cost-reduction measures in the first-half of 2009. The headcount reductions impacted all departments and functions and resulted in restructuring charges of approximately $880,000 in the first-half of 2009. As a result of these cost-reduction measures, our operating expenses declined in the six months ended June 30, 2010, compared to the same period in 2009.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with SEC on March 15, 2010. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K, except for our Titan XL voluntary recall program.

Titan XL Voluntary Recall

In the first-half 2010, we initiated a voluntary recall of our global installed base of Titan XL hand pieces to replace certain components. We estimated the cost of the Titan XL voluntary recall to be $487,000 based on the direct costs of replacing certain components of the estimated number of hand pieces to be replaced. At June 30, 2010, our remaining accrual balance was $182,000.

Recent Accounting Pronouncements

For a full description of recent accounting updates, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Updates” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q”.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of net total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Ratio:
Net revenue	100%	100%	100%	100%
Cost of revenue	44%	44%	43%	42%
Gross profit	56%	56%	57%	58%

Operating expenses:
Sales and marketing	53%	52%	49%	50%
Research and development	12%	13%	11%	12%
General and administrative	22%	31%	19%	24%
Litigation settlement	—%	—%	—%	3%
Total operating expenses	87%	96%	79%	89%

Loss from operations	(31)%	(40)%	(22)%	(31)%
Interest and other income, net	1%	5%	1%	4%
Loss before income taxes	(30)%	(35)%	(21)%	(27)%
Provision (benefit) for income taxes	1%	(15)%	1%	(11)%
Net loss	(31)%	(20)%	(22)%	(16)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Revenue mix by geography:
United States	$4,784	5%	$4,551	$9,331	(14)%	$10,896
International	7,433	4%	7,114	16,635	9%	15,199
Consolidated total revenue	$12,217	5%	$11,665	$25,966	—%	$26,095

United States as a percentage of total revenue	39%		39%	36%		42%
International as a percentage of total revenue	61%		61%	64%		58%
Revenue mix by product category:
Products (1)	$5,676	10%	$5,142	$13,121	3%	$12,794
Upgrades	1,338	11%	1,201	2,541	(14)%	2,955
Service	3,437	1%	3,397	6,751	2%	6,650
Titan hand piece refills	960	(32)%	1,403	2,282	(18)%	2,788
Dermal fillers and cosmeceuticals (1)	806	54%	522	1,271	40%	908
Consolidated total revenue	$12,217	5%	$11,665	$25,966	—%	$26,095

(1)
Beginning in 2010, we classified revenue from sales of BioForm’s Radiesse® dermal filler product in Japan and sales of Obagi’s cosmeceuticals product in the revenue category ‘Dermal filler and cosmeceuticals.’ Previously, we classified these sales in the revenue category ‘Products.’ As such, we reclassified the 2009 revenue from BioForm’s Radiesse® dermal filler product sales in Japan and Obagi cosmeceuticals product sales from ‘Products’ to ‘Dermal filler and cosmeceuticals.’

Products Revenue

As explained in more detail in the Products section of the Executive Summary above, our Products consist of configurable system platform that includes a console and one or more hand pieces. Each Product is configured to give our customers the ability to select the combination of platform and hand pieces that provides the applications that best fit their practice.

Products revenue increased 10% in the three months, and 3% for the six months, ended June 30, 2010, compared to the same periods in 2009. The increase in the three-month period was due primarily to a higher number of systems sold, albeit at a lower weighted average selling price (ASP). The increase in the six-month period was due primarily to a higher number of systems sold internationally; partially offset by a lower number of systems sold in the U.S., but in both geographies at lower weighted ASPs.  The lower weighted ASPs resulted primarily from a combination of the following factors ─ that are not stated in order of magnitude as we are not able to separately quantify the impacts of each of these factors due to the custom system configuration of the units sold:

•	customers purchasing fewer applications;

•	our Products weighted ASPs were negatively affected by competitive pricing pressures in the marketplace; and

•	our international Products’ weighted ASPs were negatively affected by a higher percentage of revenue from distributors, which have a lower weighted ASP than our direct revenue.

Upgrades Revenue

As explained in more detail in the Products section of the Executive Summary above, our configurable system platforms allow customers to add applications to their existing systems to meet the changing needs of their practices. In some cases, when certain applications are desired that are only available on a platform other than the one owned by the customer, the upgrades revenue will include a platform exchange and additional hand pieces.

Upgrades revenue increased 11% in the three months ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to an increase in platform upgrade revenue. Hand piece upgrade revenue remained relatively flat as an increase in hand piece upgrade unit sales were offset by a decrease in the hand pieces weighted ASPs. The decrease in hand piece weighted ASP resulted primarily from an unfavorable mix of applications due to fewer Pearl and Pearl fractional ─ our premium priced upgrade products ─ upgrades being sold during the three months ended June 30, 2010, compared to the same period in 2009.

Upgrades revenue decreased 14% in the six months ended June 30, 2010, compared to the same period in 2009. This decrease was due primarily to a decrease in hand piece weighted ASPs, resulting primarily from an unfavorable mix of applications due to fewer Pearl and Pearl fractional ─ our premium priced upgrade products ─ upgrades being sold during the three months ended June 30, 2010, compared to the same period in 2009. The lower ASPs were partially offset by an increase in hand piece upgrade unit sales.

Service Revenue

Our service revenue slightly increased by 1% in the three months and 2% in the six months ended June 30, 2010, compared to the same periods in 2009. This revenue has remained flat over the past several quarters due primarily to higher service contract revenue, offset by lower extended warranty contract amortization, as a result of lower ASP’s on our extended warranty contracts.

Titan Hand Piece Refill Revenue

Our Titan hand piece refill revenue decreased 32% in the three months and 18% in the six months ended June 2010, compared to the same periods in 2009. These decreases were due primarily to our voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece.

Dermal Filler and Cosmeceuticals Revenue

Our dermal fillers and cosmeceuticals revenue increased 54% in three months, and 40% in the six months, ended June 30, 2010, compared to the same periods in 2009. These increases were due primarily to the commencement of the sale of Obagi products in Japan in February 2010.

Total U.S. Revenue

U.S revenue increased 5% in the three months ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to an increase of in Products and Upgrades revenue of 28%, partially offset by lower Titan hand piece refill revenue of 37%, due primarily to the voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our customers with a fully “refilled” Titan XL hand piece.

U.S revenue decreased 14% in the six months ended June 30, 2010, compared to the same period in 2009. This decrease was due primarily to a decrease in Products and Upgrades revenue of 20% and, to a lesser extent, lower Titan hand piece refill revenue of 22%, due primarily to the voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our customers with a fully “refilled” Titan XL hand piece.

Total International Revenue

International revenue increased 4% in the three months ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to:

•	an increase in Japan Products and cosmeceuticals revenue of 116%; partially offset by

•	a decrease in Australia Products revenue of 55%; and

•
a decrease in international Titan hand piece refill revenue of 29%, due primarily to the voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our customers with a fully “refilled” Titan XL hand piece.

International revenue increased 9% in the six months ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to:

•	an increase in Japan Products and cosmeceuticals revenue of 56%; and

•	an increase in Canada Products revenue of 343%; partially offset by

•	a decrease in Europe Products revenue of 47%; and

•
a decrease in international Titan hand piece refill revenue of 16%, due primarily to the voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our customers with a fully “refilled” Titan XL hand piece.

For discussion of revenue by product category see discussion above.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Gross profit	$6,882	5%	$6,535	$14,802	(2)%	$15,029
As a percentage of net revenue	56%		56%	57%		58%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses.

Gross profit as a percent of net revenue (gross margin) remained flat at 56% for both the three months ended June 30, 2010 and 2009, due primarily to a decrease in service related expenses resulting from reduced material costs, offset by an unfavorable product mix resulting from increased sales of our lower margin products, such as cosmeceuticals, and the $62,000 expense associated with our voluntary Titan XL recall program.

Gross margin was 57% for the six months ended June 30, 2010, compared to 58% for the same period in 2009. This decrease in gross margin was due primarily to an unfavorable product mix resulting from increased sales of our lower margin products, such as cosmeceuticals, and the $487,000 expense associated with our voluntary Titan XL recall program; partly offset  by an increase in margins related to reduced service related expenses resulting from reduced material costs.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Sales and marketing	$6,452	6%	$6,071	$12,813	(2)%	$13,074
As a percentage of total revenue	53%		52%	49%		50%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising.

Sales and marketing expenses increased $381,000 in the three ended June 30, 2010, compared to the same period in 2009. This increase was due primarily to:

•	expenses of $281,000 related to the creation of three new departments in the first quarter of 2010: post marketing studies (clinical development), business development and telesales;

•	an increase in advertising and printing expenses of $125,000; and

•	an increase in travel and related expenses of $108,000, mainly from our international sales force; partially offset by

•
lower personnel expenses of $136,000 in the U.S. and internationally, with the exception of Japan, due primarily to lower sales commission expenses resulting from lower revenue, and to lower sales headcount, resulting from our 2009 restructuring efforts.  Personnel expense in Japan increased as we hired additional sales representative and established an administrative infrastructure to sell Obagi cosmeceuticals.

Sales and marketing expenses decreased $261,000 in the six months ended June 30, 2010, compared to the same period in 2009. This decrease was mainly due to:

•	a decrease in personnel expenses of $532,000, due primarily to lower sales headcount, resulting from our 2009 restructuring efforts, and lower sales commission expenses resulting from lower revenue;

•	a decrease in sales of demonstration equipment expense of $212,000, due primarily to lower sales headcount, fewer workshops and fewer trade shows;

•	a decrease in customer-attended workshops and trade show expenses of $189,000, due primarily to fewer workshops as a result of lower sales headcount and due to cost cutting measures for trade shows;

•
a decrease in expenses related to our annual sales meeting of $186,000, which reflects fewer sales professionals attending the meeting (due to the reduction in headcount) and reduced third party expenses associated with the meeting; partially offset by

•	expenses of $541,000 related to the creation of three new departments in the first quarter of 2010: clinical development (post marketing studies), business development and telesales;

•	an increase in advertising and printing expenses of $209,000; and

•	an increase in travel and related expenses of $121,000, mainly from our international sales force.

Sales and marketing expenses, as a percentage of net revenue, increased to 53% for the three months ended June 30, 2010, compared to 52% for the same period in 2009. This increase in expenses as a percentage of net revenue was due primarily to higher expense partially offset by higher revenue in the three months ended June 30, 2010, compared to the same period in 2009. Sales and marketing expenses, as a percentage of net revenue, decreased to 49% for the six months ended June 30, 2010, compared to 50% for the same period in 2009. This decrease in expenses as a percentage of net revenue was due primarily to higher revenue coupled with lower expense in the six months ended June 30, 2010, compared to the same period in 2009.

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change		2009
Research and development	$1,506	1%	$1,495	$2,960	(9	) %	$3,238
As a percentage of total revenue	12%		13%	11%			12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs.

R&D expenses slightly increased by $11,000 in the three months ended June 30, 2010, compared to the same period in 2009. This decrease was due primarily to:

•	a net increase in personnel expenses and consulting services of $76,000, resulting mainly from an increase in headcount in the second quarter of 2010; partially offset by

•
a decrease in prototype equipment expenses in clinical research of $56,000 and lower material costs of $30,000 reflecting R&D efforts for our TruSculpt product during the first-half of 2009 that was not replicated in the first-half of 2010.

R&D expenses decreased by $278,000 for the six months ended June 30, 2010, compared to the same period in 2009. This decrease was due primarily to lower material spending of $125,000 and lower prototype equipment expense in clinical research of $67,000 reflecting R&D efforts for our TruSculpt product during the first-half of 2009, that was not replicated in the first-half of 2010.

R&D expenses, as a percentage of net revenue, decreased to 12% for the three months ended June 30, 2010, compared to 13% for the same period in 2009. This decrease in expenses as a percentage of net revenue was due primarily to higher revenue in the three months ended June 30, 2010, compared to the same period in 2009. R&D expenses, as a percentage of net revenue, decreased to 11% for the six months ended June 30, 2010, compared to 12% for the same period in 2009. This decrease in expenses as a percentage of net revenue was due primarily to higher revenue coupled with lower expense in the six months ended June 30, 2010, compared to the same period in 2009.

General and Administrative (G&A)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
General and Administrative	$2,744	(24)%	$3,616	$4,986	(19)%	$6,136
As a percentage of total revenue	22%		31%	19%		24%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased $872,000 in the three months and $1,150,000 in the six months ended June 30, 2010, compared to the same periods in 2009. These decreases were primarily due to:

•
a decrease in bad debt expense of $555,000 in the three months ended and $627,000 in the six months ended June 30, 2010, compared to the same periods in 2009, resulting primarily from one leasing company that defaulted on its payment to us;

•
a decrease in professional services fee expenses of $127,000 in the three months ended and $380,000 in the six months ended June 30, 2010, compared to the same periods in 2009, resulting from reduced accounting and legal services; and

•
a decrease in personnel expenses of $84,000 in the three months ended and $141,000 in the six months ended June 30, 2010, compared to the same periods in 2009, due to reduced headcount, due to our 2009 restructuring efforts.

G&A expenses, as a percentage of net revenue, decreased to 22% for the three months ended June 30, 2010, compared to 31% for the same period in 2009, and decreased to 19% for the six months ended June 30, 2010, compared to 24% for the same period in 2009. These decreases in expenses as a percentage of net revenue were due primarily to lower expenses coupled with higher revenue in the three and six months ended June 30, 2010, compared to the same periods in 2009.

Litigation Settlement

We were a defendant in a Telephone Consumer Protection Act class action lawsuit. See Part I, Item I – Financial Statements above. We included $850,000 in our Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 for the estimated cost of the settlement, net of administrative expenses and amounts that were recovered from our insurance carrier.

Interest and Other Income, Net

Interest and other income, net consist of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Interest income	$123	(67)%	$376	$303	(65)%	$860
Other income, net	18	(87)%	135	4	(98)%	250
Total Interest and other income, net	$141	(72)%	$511	$307	(72)%	$1,110

Interest and other income, net decreased by $370,000 for the three months and $803,000 for the six months ended June 30, 2010, compared to the same periods in 2009. These decreases were the result of:

•
A decrease in interest income of $253,000 in the three months and $557,000 in the six months ended June 30, 2010, compared to the same periods in 2009. These decreases were due primarily to reduced tax-exempt interest yields as a result of the Federal Reserve cutting interest rates; and

•
A decrease in other income of $117,000 in the three months and $246,000 in the six months ended June 30, 2010, compared to the same periods in 2009. These decreases were due mainly to net foreign exchange losses resulting primarily from translation losses that arose from the appreciation of the U.S. dollar relative to the currencies of our foreign subsidiaries in 2010, compared to foreign exchange gains resulting primarily from translation gains that arose from the devaluation of the U.S. dollar relative to the currencies of our foreign subsidiaries in 2009.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Loss before income taxes	$(3,679)	$(11)%	$(4,136)	$(5,650)	$(21)%	$(7,159)
Provision (benefit) for income taxes	82	NA	(1,772)	129	NA	(2,967)
Effective tax rate	(2)%		43%	(2)%		41%

We recorded an income tax provision of $82,000 for the three months and $129,000 for the six months ended June 30, 2010 and a benefit of $1.8 million for the three months and $3.0 million for the six months ended June 30, 2009. Our income tax provision for the three and six months ended June 30, 2010 is primarily related to income taxes of our non-U.S. operations. Our income tax benefit for the three and six months ended June 30, 2009 reflects applicable United States federal and state income tax and the tax impact of non-U.S. operations, reduced primarily by tax exempt interest income and research and development (R&D) tax credit.

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

Net Loss per Diluted Share

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Net loss	$(3,761)	59%	$(2,364)	$(5,779)	38%	$(4,192)
Net loss per diluted share	$(0.28)	56%	$(0.18)	$(0.43)	34%	$(0.32)

Loss before income taxes increased $1.4 million, or 59%, in the three months and $1.6 million, or 38%, in the six months ended June 30, 2010, compared to the same periods in 2009. The increase is due primarily to:

•	a decrease in tax benefits of $1.9 million in the three months and $3.1 million in the six months ended June 30, 2010;

•	a decrease in interest and other income of $370,000 in the three months and $803,000 in the six months ended June 30, 2010; and

•	a charge recorded for the voluntary recall of our Titan XL hand piece of $62,000 in the three months and $487,000 in the six months ended June 30, 2010; partially offset by:

•	a decrease in operating expenses of $480,000 in the three months and $2.5 million in the six months ended June 30, 2010, due primarily to our 2009 restructuring efforts; and

•	― just affecting the six month comparison ― litigation settlement expense of $850,000 recognized in the first quarter of 2009.

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

Liquidity Ratios

	June 30, 2010	December 31, 2009
Working Capital	$92,683	$96,015
Current Ratio	8.0:1	6.9:1

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments (in thousands):

	June 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$31,697	$22,829	$8,868
Marketable investments	60,317	76,780	(16,463)
Long-term investments	7,115	7,275	(160)
Total	$99,129	$106,884	$(7,755)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2010	2009
Net cash flow provided by (used in):
Operating activities	$(6,620)	$(2,989)
Investing activities	15,135	1,615
Financing activities	353	279
Net increase (decrease) in cash and cash equivalents	$8,868	$(1,095)

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2010 was $6.6 million, which was attributable primarily to:

•
$2.7 million used by the net loss of $5.8 million after adjusting for non-cash related items of $3.0 million; consisting primarily of stock-based compensation expense of $2.6 million and other items of $451,000;

•
$3.2 million used to pay down the higher 2009 year-end accrued liabilities relating primarily to: (i) a reduction of professional and legal fees of $1.3 million resulting primarily from a settlement payment of $950,000 relating to our TCPA litigation matter (see Part II, Item 1 – Legal Proceedings) and $366,000 related primarily to payment of other legal settlements, (ii) reduction of customer deposits by $485,000 resulting from converting customer prepayments to revenue, (iii) personnel expenses of $390,000 resulting primarily from the pay-down of year-end commissions and bonuses, (iv) reduction of the sales, use and value added taxes payable balance by $326,000 due to lower international revenue, (v) reduction of accrued warranty expenses of $321,000 due primarily to fewer units remaining under warranty, and a (vi) net reduction of $252,000 for accrued sales and marketing expenses;

•
$857,000 used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts; and

•	$633,000 cash used primarily to purchase inventory pursuant to our distribution agreements with Obagi and BioForm; partially offset by

•	$1.2 million decrease in accrued interest and unamortized discounts related to our marketable and long-term investments.

Net cash used in operating activities in the six months ended June 30, 2009 was $3.0 million, which was attributable primarily to:

•
$158,000 used by the net loss of $4.2 million after adjusting for non-cash related items of $4.0 million- consisting primarily of stock-based compensation expense of $2.5 million, net increase in the allowance for doubtful accounts of $553,000 due primarily to one leasing company that has defaulted on its payment to us and a $503,000 increase in the provision for excess and obsolete inventories resulting from the reduction in future demand for our products;

•
$2.0 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, and a shift by customers towards purchasing shorter term contracts;

•	$2.1 million used to increase other current assets and prepaid expenses, relating primarily to a $3.0 million increase in income tax receivable, offset by other net decreases of $930,000;

•
$1.1 million used to pay down the higher 2008 year-end accrued liabilities relating primarily to: (i) lower accrued personnel expenses of $912,000 due primarily to reduced accruals for commissions and employee benefit expenses; (ii) reduction of accrued warranty expenses of $578,000 due primarily to fewer units remaining under warranty, (iii) reduction of the income taxes payable balance by $285,000, and (iv) net reduction of $281,000 of accrued royalties due to the reduced revenue in the second quarter of 2009. This was partially offset by higher accrued settlement expense of $850,000 relating to our TCPA litigation matter (see Part II, Item 1 – Legal Proceedings);

•
Partially offset by $2.4 million of cash generated by the decrease in gross accounts receivable balance from December 31, 2008 to June 30, 2009 that resulted from the collection of the higher 2008 year-end accounts receivable balances.

Cash Flows from Investing Activities

We generated net cash of $15.1 million from investing activities in the six months ended June 30, 2010, which was attributable primarily to:

•	$49.0 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$33.7 million of cash used to purchase marketable investments.

We generated net cash of $1.6 million from investing activities in the six months ended June 30, 2009, which was attributable primarily to:

•	$18.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$16.9 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $353,000 in the six months ended June 30, 2010 and $279,000 in the six months ended June 30, 2009, which resulted from cash generated by the issuance of stock through our stock option and employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $99.1 million as of June 30, 2010. Of this amount, we had $7.1 million invested in student loan auction rate securities (ARS), which are classified as long-term assets. For the first six months of 2010, we financed our operations through the sales and maturities of marketable investments, and cash from interest income. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $92.0 million, are sufficient to meet our operating and capital requirements for the foreseeable future. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2010.

We are party to various legal proceedings. See Note 8, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

We initiated a voluntary recall of our global installed base of Titan XL hand pieces starting May 2010. Though we continue to actively attempt to reach all customers through various communications notifying them of the voluntary recall, we may not be able to replace all our hand pieces before a patient of our customer is injured. If we are not able to completely replace all Titan XL hand pieces and there is a defective hand piece that results in an injury, or if there are patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces, we could incur significant legal fees and expenses in defending and, or settling such claims. Although we maintain product liability insurance, there is no assurance that all losses will be covered. Each potential claim will be evaluated on a case by case basis. At June 30, 2010, we have not recognized any expense in our Condensed Consolidated Financial Statements with respect to any potential contingent liability associated with any potential lawsuits that may arise.

Contractual Obligations

We believe that there were no significant changes during the six months ended June 30, 2010 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Indemnifications

In the normal course of business, we enter into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, we entered into indemnification agreements with each of our directors and executive officers. Our exposure under the various indemnification obligations, including those under the indemnification agreements with our directors and executive officers, is unknown since indemnification obligations involve future claims that may be made against us. We have not accrued or paid any amounts for any such indemnification obligations to date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $310,000 as of June 30, 2010.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Uncertainties in the credit markets affected our holdings in ARS investments and auctions for some of our investments in these securities continue to fail. As of June 30, 2010, $4.7 million of our original $13.4 million par value portfolio had been redeemed in full and we had $8.7 million par value (fair value of $7.1 million) whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Condensed Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net foreign exchange losses were approximately $78,000 in the six months ended June 30, 2010, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

Derivative Financial Instruments

We do not utilize derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

We conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (Disclosure Controls) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective at a reasonable assurance level.

Definition of Disclosure Controls

Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in the our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our Disclosure Controls include components of internal control over financial reporting, which consists of control processes designed to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the U.S. To the extent that components of our internal control over financial reporting are included within Disclosure Controls, they are included in the scope of our annual controls evaluation.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information under the heading “Litigation” set forth in Note 8 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this quarterly report on Form 10-Q is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

For the quarter ended June 30, 2010, our quarterly U.S. revenue increased by approximately 5%, compared to the same period in 2009. However, our U.S. revenue is significantly below the pre-2009 level and many of our prospective customers remain reluctant to purchase capital equipment and our average selling prices (or ASPs) are lower than they were in 2009. If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

For the quarter ended June 30, 2010, our quarterly U.S. revenue increased by approximately 5%, compared to the same period in 2009. However, our U.S. revenue is significantly below the pre-2009 level due to several factors, some of which are:

•
We believe many of our current and prospective customers that do not have established medical offices continue to be reluctant to purchase capital equipment. In times of general economic uncertainty and tight credit, individuals often reduce or delay their capital equipment purchase decisions and we believe the credit market is negatively affecting sales.

•	Our ASPs are lower than their pre-2009 levels as a result of customers purchasing fewer applications and lower prices being charged by our sales representatives due to the economy.
•
We believe there continues to be a lack of availability of consumer credit for some of our customers that do not have established medical offices, e.g. medi-spas, which is contributing to reduced volume.

If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

If we are not able to reduce expenses, our loss from operations may and cash used will increase, which could reduce our cash asset and have a material adverse effect on our stock price.

In response to reduced revenue, we cut various sales, customer relations, manufacturing, and service expenses in the first half of 2009. We implemented three reduction-in-force (or RIF) programs in 2009, specifically targeting positions that were directly impacted by the business slow down. Even though we implemented the restructurings, we had a significant loss from operations and used significant cash in our operations during the six months ended June 30, 2010. If our revenues do not improve, or if we are not able to further reduce expenses, we may continue to generate losses from operations and use cash, which could reduce our cash asset and have a material adverse effect on our operations and stock price.

We face various risks and uncertainties as a result of our voluntary Titan XL recall program, including harm to our business, reputation, financial position and results of operations.

We discovered that under specific conditions, such as infrequent use or operators not following the prescribed maintenance program outlined in the owner’s manual, certain component parts of one of our hand pieces ─ the Titan XL ─ could become defective. As a result, the defective hand piece could produce energy above that stated on the device setting, which could cause injury to patients, including redness, erythema, blisters and burns.  In response to discovering this issue, we initiated a voluntary recall of our global installed base of Titan XL hand pieces starting May 2010. Though we continue to actively attempt to reach all customers through various communications notifying them of the voluntary recall, we may not be able to replace all our hand pieces before a patient of our customer is injured. Following a voluntary recall, there is generally an increase in product liability lawsuits filed against the Company.

If we are not able to completely replace all Titan XL hand pieces and there is a defective hand piece that results in an injury, or if there are patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces, we could incur significant legal fees and expenses in defending and, or settling such claims. Although we maintain product liability insurance, there is no assurance that all losses will be covered. Each potential claim will be evaluated on a case by case basis. At June 30, 2010, we have not recognized any expense in our Condensed Consolidated Financial Statements with respect to any potential contingent liability associated with any potential lawsuits that may arise.

Our Titan hand piece refill revenue decreased 32% in the three months and 18% in the six months ended June 2010, compared to the same periods in 2009. These decreases were due primarily to our voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece. If customers do not return to using their Titan hand pieces due to this voluntary recall, our Titan refill revenue could be negatively impacted in the future.

If either of the above mentioned two risks materializes, our revenue and profitability may be adversely affected, could materially harm our business, and our stock price could decline.

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

Demand for our products in any of our markets could be weakened by several factors, including:

•	Current lack of credit financing for some of our potential customers;

•	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;

•	The inability to differentiate our products from those of our competitors;

•	Reduced patient demand for elective aesthetic procedures;

•	Failure to build and maintain relationships with opinion leaders within the various market segments;

•	An increase in malpractice lawsuits that result in higher insurance costs; and

•	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons.

If we do not achieve anticipated demand for our products our revenue may be adversely impacted.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, market them successfully, and identify new markets for our technology.

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. We have recently started distributing topical skin creams and dermal fillers in the Japanese market and plan to distribute an ultrasonic liposuction device for the body contouring market in Europe and Canada. To grow in the future, we must develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

The design of our products is complex. To manufacture them successfully, we must procure quality components and employ individuals with a significant degree of technical expertise. If our designs are defective, or the material components used in our products subject to wear out, or if suppliers fail to deliver components to specification, or if our employees fail to properly assemble, test and package our products, the reliability and performance of our products will be adversely impacted. As an example, in the six months ended June 30, 2010, we recorded a $487,000 charge for the voluntary recall of our Titan XL hand pieces.

If our products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, we may experience:

•	Damage to our brand reputation;

•	Loss of customer orders and delay in order fulfillment;

•	Increased costs due to product repair or replacement;

•	Inability to attract new customers;

•	Diversion of resources from our manufacturing and research and development departments into our service department; and

•	Legal action.

The occurrence of any one or more of the foregoing could materially increase expenses, adversely impact profitability and harm our business.

Federal regulatory reforms and changes occurring at the U.S. Food and Drug Administration, or FDA, could adversely affect our ability to sell our products profitably and financial condition.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a device. It is impossible to predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of such changes, if any, may be.

In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. Changes in FDA regulations may lengthen the regulatory approval process for medical devices and require additional clinical data to support regulatory clearance for the sale and marketing of our new products. In addition, it may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of our products to market. Either of these changes lengthen the duration to market, increase our costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for our products.

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

Our international revenue was $7.4 million and $16.6 million in the three and six months ended June 30, 2010, respectively, which represented 61% and 64% of our total revenue, respectively. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

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

We compete against companies that offer alternative solutions to our products; or have greater resources, a larger installed base of customers and broader product offerings than ours. If we are not able to effectively compete with these companies, it may harm our business.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS declined significantly in 2009, compared to 2008. Our revenue from PSS as a percentage of worldwide revenue was 5% for the six months ended June 30, 2010, 7% in 2009 and 14% in 2008. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, and U.S. municipalities. As of June 30, 2010, our balance in marketable investment was $60.3 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2010 would have potentially decreased by approximately $310,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as of June 30, 2010, are $7.1 million of ARS. These ARS are designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $4.7 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at June 30, 2010 have continued to fail since February 2008 due to the lack of liquidity and overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument.

If there is a decline in fair value in our ARS that is considered other-than-temporary then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and may cause our stock price to decline.

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

As of March 31, 2010, approximately 55% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Healthcare reform legislation could adversely affect our future profitability and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________
(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 2nd day of August, 2010.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)