Form 10-Q
period 2010-09-30
CUTERA INC
filed 2010-11-01
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Registrant’s common stock issued and outstanding as of October 26, 2010 was 13,607,421.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December, 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$21,703	$22,829
Marketable investments	69,154	76,780
Accounts receivable, net	3,024	3,327
Inventories	7,144	6,408
Deferred tax asset	204	175
Other current assets and prepaid expenses	2,855	2,785
Total current assets	104,084	112,304

Property and equipment, net	624	847
Long-term investments	6,683	7,275
Intangibles, net	685	829
Deferred tax asset, net of current portion	97	97
Total assets	$112,173	$121,352

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,701	$1,081
Accrued liabilities	5,821	9,048
Deferred revenue	5,757	6,160
Total current liabilities	13,279	16,289

Deferred rent	1,504	1,493
Deferred revenue, net of current portion	1,302	1,968
Income tax liability	566	749
Total liabilities	16,651	20,499

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock	14	13
Additional paid-in capital	89,296	85,248
Retained earnings	8,016	17,254
Accumulated other comprehensive loss	(1,804)	(1,662)
Total stockholders’ equity	95,522	100,853
Total liabilities and stockholders’ equity	$112,173	$121,352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net revenue	$12,092	$12,171	$38,058	$38,266
Cost of revenue	5,661	4,910	16,825	15,976
Gross profit	6,431	7,261	21,233	22,290

Operating expenses:
Sales and marketing	5,799	5,112	18,612	18,186
Research and development	1,871	1,684	4,831	4,922
General and administrative	2,352	2,121	7,338	8,257
Litigation settlement	-	-	-	850
Total operating expenses	10,022	8,917	30,781	32,215
Loss from operations	(3,591)	(1,656)	(9,548)	(9,925)
Interest and other income, net	132	288	439	1,398
Loss before income taxes	(3,459)	(1,368)	(9,109)	(8,527)
Provision for income taxes	-	12,126	129	9,159
Net loss	$(3,459)	$(13,494)	$(9,238)	$(17,686)

Net loss per share:
Basic and Diluted	$(0.25)	$(1.01)	$(0.68)	$(1.33)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,589	13,382	13,512	13,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(9,238)	$(17,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,670	3,396
Tax deficit from stock-based compensation		(2)
Depreciation and amortization	560	664
Provision for excess and obsolete inventories	217	247
Provision for doubtful accounts receivable	(91)	550
Gain on sale of marketable investments	74	103
Change in deferred tax asset	(29)	10,540
Changes in assets and liabilities:
Accounts receivable	394	2,607
Inventories	(953)	1,796
Other current assets and prepaid expenses	1,613	469
Accounts payable	620	(478)
Accrued liabilities	(3,058)	(1,686)
Deferred rent	(158)	(46)
Deferred revenue	(1,069)	(3,039)
Income tax liability	(183)	(570)
Net cash used in operating activities	(7,631)	(3,135)

Cash flows from investing activities:
Acquisition of property and equipment	(193)	(98)
Proceeds from sales of marketable investments	38,800	20,794
Proceeds from maturities of marketable investments	34,135	10,560
Purchase of marketable investments	(66,617)	(30,795)
Net cash provided by investing activities	6,125	461

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	380	436
Net cash provided by financing activities	380	436

Net decrease in cash and cash equivalents	(1,126)	(2,238)
Cash and cash equivalents at beginning of period	22,829	36,540
Cash and cash equivalents at end of period	$21,703	$34,302

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.
Cutera, Inc. (Cutera or the Company) is a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. The Company offers aesthetic systems on three platforms—Xeo, CoolGlide, and Solera. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrades revenue). In addition to systems and upgrades revenue, the Company generate revenue from the sale of extended warranty contracts, labor and materials for products that are out of warranty, Titan hand piece refills, and the distribution of third party dermal filler and cosmeceuticals in Japan.

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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2009 filed with the SEC on March 15, 2010, and have not changed significantly as of September 30, 2010.

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

The following is a summary of cash and cash equivalents, marketable investments and long-term investments (in thousands):

	September 30, 2010
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Cash and cash equivalents	$21,703	$—	$—	$21,703
Marketable investments- debt securities	69,086	79	(11)	69,154
Long-term investments in auction rate securities	8,325	—	(1,642)	6,683
Total cash and cash equivalents, marketable investments and long-term investments	$99,114	$79	$(1,653)	$97,540

	December 31, 2009
		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Cash and cash equivalents	$22,829	$—	$—	$22,829
Marketable investments:
Municipal securities	76,512	182	(14)	76,680
Auction rate securities	100	—	—	100
Total marketable investments	76,612	182	(14)	76,780
Long-term investments in auction rate securities	8,875	—	(1,600)	7,275
Total cash and cash equivalents, marketable investments and long-term investments	$108,316	$182	$(1,614)	$106,884

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

As of  September 30, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$20,061	$—	$—	$20,061
Securities available for sale:
Marketable investments–debt securities	—	69,154	—	69,154
Long-term investments–auction rate securities	—	—	6,683	6,683
Total assets at fair value	$20,061	$69,154	$6,683	$95,898

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

At September 30, 2010, observable market information was not available to determine the fair value of the Company’s Auction Rate Securities (ARS) investments. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value of the Company’s financial assets (in thousands):

	Level 1	Level 2	Level 3	Total
Beginning balance, January 1, 2010	$19,346	$76,780	$7,275	$103,401
Total gains or losses:
Included in earnings (or changes in net assets)	1	(75)	—	(74)
Included in other comprehensive loss	(31)	(27)	(42)	(100)
Purchases, issuance, sales and settlements (net)	745	(7,524)	(550)	(7,329)
Ending balance, September 30, 2010	$20,061	$69,154	$6,683	$95,898

Other Current Assets and Prepaid Expenses:
Other current assets and prepaid expenses consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Tax receivable	$1,526	$1,517
Deposits	661	737
Prepaid expense	668	531
Total	$2,855	$2,785

Inventories:
Inventories consist of the following (in thousands):

	September 30,	December 31,
	2010	2009
Raw materials	$4,299	$3,775
Finished goods	2,845	2,633
Total	$7,144	$6,408

Intangible Assets:
Intangible assets comprise a patent sublicense acquired from Palomar in 2006, a technology sublicense acquired in 2002 and an other intangible asset acquired in 2007. The components of intangible assets were as follows (in thousands):

	September 30, 2010
		Accumulated
	Gross Carrying	Amortization	Net Carrying
	Amount	Amount	Amount
Patent sublicense	$1,218	$(620)	$598
Technology sublicense	538	(451)	87
Total	$1,756	$(1,071)	$685

	December 31, 2009
	Gross Carrying	Accumulated Amortization	Net Carrying
	Amount	Amount	Amount
Patent sublicense	$1,218	$(517)	$701
Technology sublicense	538	(410)	128
Other intangible	20	(20)	—
Total	$1,776	$(947)	$829

Amortization expense for intangible assets was $144,000 for the nine months ended September 30, 2010 and $148,000 for the nine months ended September 30, 2009.

Based on intangible assets recorded at September 30, 2010, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,
2010 (remainder)	$48
2011	192
2012	158
2013	138
2014	138
Thereafter	11
Total	$685

Note 3. Warranty and Service Contract

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

The following table provides the changes in the product warranty accrual for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009
Beginning Balance	$1,049	$1,916
Add: Accruals for warranties issued during the period	2,058	1,402
Less: Settlements made during the period	(2,447)	(2,229)
Ending Balance	$660	$1,089

Deferred Service Contract revenue
Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the nine months ended September 30, 2010 and 2009 (in thousands):

	September 30,
	2010	2009
Beginning Balance	$8,128	$11,665
Add: Payments received	6,004	4,643
Less: Revenue recognized	(7,210)	(7,682)
Ending Balance	$6,922	$8,626

Costs incurred under service contracts were $3.2 million for the nine months ended September 30, 2010 and $3.5 million for the nine months ended September 30, 2009 and are recognized as incurred.

Note 4. Stock-based Compensation Expense

Total pre-tax stock-based compensation expense by department recognized during the three and nine months ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenue	$191	$161	$566	$568
Sales and marketing	214	250	476	817
Research and development	316	116	904	364
General and administrative	360	368	1,724	1,647
Total stock-based compensation expense	$1,081	$895	$3,670	$3,396

Note 5. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net loss per common share is the same as basic net loss per common share, as the effect of the potential common stock equivalents is anti-dilutive and as such is excluded from the calculations of the diluted net loss per share.

Weighted Average Shares Outstanding
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net loss – Basic and Diluted	$(3,459)	$(13,494)	$(9,238)	$(17,686)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,589	13,382	13,512	13,274

Anti-dilutive securities
The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Options to purchase common stock	3,484	2,846	3,110	2,769
Restricted stock units	72	-	40	7
Employee stock purchase plan shares	23	29	45	63
Total	3,579	2,875	3,195	2,839

Note 6. Income Taxes

The Company’s income tax provision for the three and nine months ended September 30, 2010 is primarily related to income taxes of the Company’s non U.S. operations. The Company’s income tax provision for the three and nine months ended September 30, 2009 reflects applicable United States federal and state income tax and the tax impact of non-U.S. operations, reduced primarily by tax exempt interest income and research and development (R&D) tax credit. The Company recorded an income tax provision of less than $1,000 during the three months ended September 30, 2010 and $129,000 during the nine months ended September 30, 2010. The Company recorded an income tax provision of $12.1 million during the three months ended September 30, 2009 and $9.2 million during the nine months ended September 30, 2009.

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

Note 7. Comprehensive Loss

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net loss	$(3,459)	$(13,494)	$(9,238)	$(17,686)
Net change in unrealized gain (loss), on available-for sale-securities	(54)	(105)	(142)	1,635
Change in income tax effect on unrealized gain (loss) on available-for sale-securities	—	(66)	—	1
Comprehensive loss	$(3,513)	$(13,665)	$(9,380)	$(16,050)

Note 8. Commitments and Contingencies

Facility Leases
The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease. In August 2010, the Company renegotiated its lease and extended it for another four year term which expires December 31, 2017. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of September 30, 2010, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Fiscal Year Ending December 31,
2010 (remainder)	$469
2011	1,652
2012	1,498
2013	1,278
2014	1,232
Thereafter	3,922
Future minimum rental payments	$10,051

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at September 30, 2010.

2009 Restructuring Charges

In accordance with FASB ASC 420-10-50 and SAB Topic 5.P.4, the Company recognized a total of $976,000 in restructuring charges during the year ended December 31, 2009. These benefits were provided to then current employees that were involuntarily terminated under the terms of one-time benefit arrangements during the year. The Company implemented three reduction-in-force (RIF) programs in 2009: January 2009, May 2009 and August 2009. In general, the company-wide RIF programs specifically targeted positions that were directly impacted by the business slow down, such as sales, customer relations, manufacturing, and service. All employees terminated under these programs were notified within the quarter the severance and benefit expenses were recognized. The Company did not exit, dispose, terminate, or relocate any business activities and it did not materially change either the scope of, or the manner in which it conducted business following the headcount reductions. The Company incurred severance and benefits expenses accrued under one-time benefit arrangements of $96,000 for the three months and $976,000 for the nine months ended September 30, 2009, and the severance liability was $14,000 at September 30, 2009. There were no remaining obligations associated with the 2009 RIF at December 31, 2009.

Litigation
A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008. In the third quarter of 2009, following negotiations between the parties, the parties entered into a settlement agreement that would resolve the case on a class-wide basis. On April 6, 2010, the Court gave its final approval for the settlement. Under the terms of the settlement, the Company paid a total of $950,000 in exchange for a full release of facsimile-related claims. The Company included $850,000 in its 2009 Condensed Consolidated Statements of Operations for the cost of the settlement, net of the administrative expenses recovered from its insurance carrier.

Other Legal Matters
In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of September 30, 2010, the Company was not a party to any material pending litigation other than those described above in the “Litigation” section.

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

Note 9. Subsequent Events

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in Notes to Condensed Consolidated Financial Statements as of September 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2009 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2010. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 21, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.

•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.

•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.

•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of September 30, 2010.

Executive Summary

Company Description

We are a global medical device company engaged in the design, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer aesthetic systems on three platforms—Xeo, CoolGlide, and Solera— for use by physicians and other qualified practitioners to allow our customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrades revenue). In addition to systems and upgrades revenue, we generate revenue from the sale of extended warranty contracts, labor and materials for products that are out of warranty, Titan hand piece refills, and the distribution of third party dermal filler and cosmeceuticals in Japan.

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

Products

Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and dermal fillers and cosmeceuticals. Product revenue represents the sale of a system platform, which consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software and high voltage electronics, and one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional applications, instead of in the console. We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This enables customers to upgrade their systems whenever they want and provides us with a source of recurring revenue, which we classify as Upgrades revenue. Service revenue includes extended warranty contracts and services on out-of-warranty products, which is comprised of labor and material. Service revenues from extended warranty contracts are deferred and amortized over the lives of the associated contracts and services on out-of-warranty products are recognized at the time the services are provided. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses has been used.

In addition, we have distribution agreements with BioForm, Inc. (BioForm), acquired by Merz Pharma Group in January 2010, to distribute its Radiesse® dermal filler product in Japan, and with Obagi Medical Products, Inc. (Obagi) to distribute its cosmeceuticals, or skin care products, in Japan. In addition, we offer Obagi products as part of an introductory promotion program pursued by us and Obagi in the U.S. and Canadian markets. Revenue from these arrangements is shown under the category of Dermal filler and cosmeceuticals. In December 2009, we entered into a distribution agreement with Sound Surgical Technologies, LLC (SST) to distribute its VASER® Lipo System in certain European countries and Canada. However, in September 2010, we decided to discontinue distributing the VASER product.

Significant Business Trends

Growth
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

U.S. Revenue
Our U.S. revenue decreased by 13% in the three months and 14% in the nine months ended September 30, 2010, compared to the same periods in 2009. We believe these decreases are, in part, due to:

•
many of our current and prospective customers that do not have established medical offices continue to be reluctant to purchase capital equipment. In times of general economic uncertainty and tight credit, individuals often reduce or delay their capital equipment purchase decisions;

•	there continues to be a lack of availability of consumer credit for some of our customers that do not have established medical offices, e.g. Med - Spas, which is contributing to reduced volume; and

•	lower average selling price (ASP), which is resulting from our customers purchasing fewer applications on our platforms and competitive pricing pressures in the marketplace.

Voluntary Titan XL Recall
In 2010, we initiated a voluntary recall of our Titan XL hand pieces. As part of the voluntary recall program, we provided our customers with a fully “refilled” Titan XL hand piece. As a result of this voluntary recall, our Titan hand piece refill revenue decreased 50% in the three months and 28% in the nine months ended September 30, 2010, compared to the same periods in 2009. Further, in our results of operations, we recorded an expense $487,000 in 2010, for the estimated cost of this voluntary recall. These factors adversely affected our gross margin in each of the quarters in 2010, compared to the same periods in 2009.

Discontinuation of Distribution Agreement
In September 2010, we decided to discontinue distributing the VASER product in European countries and Canada. As such, we recorded an expense of $171,000 in the third quarter of 2010 to write down our VASER inventory.

2009 Reduction in Force
In 2009, in response to the economic environment and our reduced revenue in 2008 and 2009, we reduced our company-wide workforce by approximately 18% and implemented other cost-reduction measures in the first-half of 2009. The headcount reductions impacted all departments and functions and resulted in restructuring charges of approximately $880,000 in the first-half of 2009. As a result of these cost-reduction measures, our operating expenses declined in the nine months ended September 30, 2010, compared to the same period in 2009.

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

Titan XL Voluntary Recall
In the first-half 2010, we initiated a voluntary recall of our global installed base of Titan XL hand pieces to replace certain components. We estimated the cost of the Titan XL voluntary recall to be $487,000 based on the direct costs of replacing certain components of the estimated number of hand pieces to be replaced. At September 30, 2010, our remaining accrual balance was $11,000.

Recent Accounting Pronouncements

For a full description of recent accounting updates, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Updates” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Operating Ratio:
Net revenue	100%	100%	100%	100%
Cost of revenue	47%	40%	44%	42%
Gross profit	53%	60%	56%	58%

Operating expenses:
Sales and marketing	48%	42%	49%	47%
Research and development	16%	14%	13%	13%
General and administrative	19%	17%	19%	22%
Litigation settlement	—%	—%	—%	2%
Total operating expenses	83%	73%	81%	84%

Loss from operations	(30)%	(13)%	(25)%	(26)%
Interest and other income, net	1%	2%	1%	4%
Loss before income taxes	(29)%	(11)%	(24)%	(22)%
Provision for income taxes	—%	100%	—%	24%
Net loss	(29)%	(111)%	(24)%	(46)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Net Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Revenue mix by geography:
United States	$4,214	(13)%	$4,825	$13,545	(14)%	$15,721
International	7,878	7%	7,346	24,513	9%	22,545
Consolidated total revenue	$12,092	(1)%	$12,171	$38,058	(1)%	$38,266

United States as a percentage of total revenue	35%		40%	36%		41%
International as a percentage of total revenue	65%		60%	64%		59%
Revenue mix by product category:
Products (1)	$5,767	(3)%	$5,964	$18,888	1%	$18,758
Upgrades	1,414	5%	1,352	3,955	(8)%	4,307
Service	3,166	(1)%	3,210	9,917	1%	9,860
Titan hand piece refills	647	(50)%	1,287	2,929	(28)%	4,075
Dermal fillers and cosmeceuticals (1)	1,098	207%	358	2,369	87%	1,266
Consolidated total revenue	$12,092	(1)%	$12,171	$38,058	(1)%	$38,266

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

Discussion of Revenue by Product Type:

Products Revenue
As explained in more detail in the Products section of the Executive Summary above, our Products consist of configurable system platform that includes a console and one or more hand pieces. Each Product is configured to give our customers the ability to select the combination of platform and hand pieces that provides the applications that best fit their practice.

Products revenue decreased 3% in the three months and increased 1% in the nine months ended September 30, 2010, compared to the same periods in 2009. The decrease in the three-month period was due primarily to a decline in the weighted average selling price (ASP) both in the U.S. and internationally; a decline in unit sales internationally, offset by an increase in unit sales in the U.S.  The slight increase in the nine-month period was due primarily to higher units sold in the U.S. and internationally but at lower weighted ASPs. The decline in weighted ASPs resulted primarily from a combination of the following factors ─ that are not stated in an order of magnitude as we are not able to separately quantify the impacts of each of these factors due to the custom system configuration of the units sold:

•	customers purchasing fewer applications on our platforms; and

•	competitive pricing pressures in the marketplace.

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

Upgrades revenue increased 5% in the three months, compared to the same period in 2009. This increase was due primarily to: (i) an increase in hand piece upgrade unit sales (except Pearl Fractional), offset by a decline in our ASPs.

Upgrades revenue decreased 8% in the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was due primarily to a decrease in hand piece weighted ASPs, coupled with an unfavorable mix of applications due to fewer Pearl Fractional upgrade unit sales ─ a premium priced hand piece ─ and a decrease in platform upgrade revenue. These decreases were partially offset by an increase in hand piece upgrade unit sales (excluding the Pearl Fractional).

Service Revenue
Our service revenue slightly decreased by 1% in the three months and increased by 1% in the nine months ended September 30, 2010, compared to the same periods in 2009. This revenue has remained relatively flat over the past several quarters due primarily to higher services on out-of-warranty products, offset by lower extended warranty contract amortization, as a result of lower ASP’s on our extended warranty contracts.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue decreased 50% in the three months and 28% in the nine months ended September 2010, compared to the same periods in 2009. These decreases were due primarily to the voluntary recall of our Titan XL hand piece in the first-half of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece.

Dermal Filler and Cosmeceuticals Revenue
Our dermal fillers and cosmeceuticals revenue increased 207% in three months and 87% in the nine months ended September 30, 2010, compared to the same periods in 2009. These increases were due primarily to the commencement of the sale of Obagi products in Japan in February 2010.

Discussion of Revenue by Geography:

U.S. Revenue
U.S revenue decreased 13% in the three months and 14% in the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was due primarily to:

•
a decrease in Products and Upgrades revenue of 6% in the three months and 16% in the nine months ended September 30, 2010 due primarily to a decline in the weighted average selling price (ASP) offset by an increase in unit sales; and

•	a decline in Titan hand piece refill revenue by 68% in the three months and 38% in the nine months ended September 30, 2010, which was a result of our Titan XL recall.

International Revenue
International revenue increased 7% in the three months and 9% in the nine months ended September 30, 2010, compared to the same periods in 2009. This increase was due primarily to:

•
an increase in our Japan revenue by 48% in the three months and 40% in the nine months ended September 30, 2010, compared to the same periods in 2009 due to higher Product, Upgrade and Cosmeceutical revenue.; partially offset by

•
a decline in our Europe revenue by 38% in the three months and 32% in the nine months ended September 30, 2010, compared to the same periods in 2009, due in part to the economic uncertainty that resulted from the 2010 European debt crisis and a decline in Titan hand piece refill revenue.

Gross Profit
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Gross profit	$6,431	(11)%	$7,261	$21,233	(5)%	$22,290
As a percentage of net revenue	53%		60%	56%		58%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses.

Gross margin was 53% in the three months ended September 30, 2010, compared to 60% for the same period in 2009. This decrease in gross margin was due primarily to:

•      a decline in the ASP’s for Products and Upgrades, resulting primarily from customers purchasing fewer applications on our platforms and lower pricing ─ see discussion above in the Revenue section;

•
a 50% decrease in our higher margin Titan hand piece refill revenue coupled with the expenses associated with refurbishing our global installed base of Titan XL hand pieces, due to our voluntary Titan XL recall; and

•	the write down of our VASER inventory by $171,000, due to our intent to discontinue the distribution of this product.

Gross margin was 56% in the nine months ended September 30, 2010, compared to 58% for the same period in 2009. This decrease in gross margin was due primarily to:

•
a 28% decrease in our higher margin Titan hand piece refill revenue coupled with the expenses associated with refurbishing our global installed base of Titan XL hand pieces, due to our voluntary Titan XL recall, due to our voluntary Titan XL recall;

•	the write down of our VASER inventory by $171,000, due to our intent to discontinue the distribution of this product; and

•	a decline in the ASP’s for Products and Upgrades, resulting primarily from customers purchasing fewer applications on our platforms and lower pricing ─ see discussion above in the Revenue section.

Sales and Marketing
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Sales and marketing	$5,799	13%	$5,112	$18,612	2%	$18,186
As a percentage of total revenue	48%		42%	49%		47%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops, and trade shows, post-marketing studies, and advertising.

Sales and marketing expenses increased $687,000 in the three months ended September 30, 2010, compared to the same period in 2009. This increase was due primarily to:

•	expenses of $236,000 related to the creation of three new departments in the first quarter of 2010: post marketing studies (clinical development), business development and telesales;

•
higher personnel expenses of $235,000, due mainly to higher international sales commission expenses resulting from higher international revenue and increased headcount in Japan resulting from our Obagi cosmeceuticals business; and

•	higher consulting service fees of $152,000, due mainly to the expansion of our Japan operations for the cosmeceuticals business.

Sales and marketing expenses increased $426,000 in the nine months ended September 30, 2010, compared to the same period in 2009. This increase was mainly due to:

•
expenses of $777,000 related to the creation of three new departments in the first quarter of 2010: post marketing studies (clinical development), business development and telesales; partially offset by

•
lower personnel expenses of $321,000, due primarily to lower sales headcount in the U.S., resulting from our 2009 restructuring efforts, and lower sales commission expenses resulting from lower revenue in the U.S. sales.

Sales and marketing expenses, as a percentage of net revenue, increased to 48% for the three months ended September 30, 2010, compared to 42% for the same period in 2009. This increase was due primarily to higher expense coupled with slightly lower revenue in the three months ended September 30, 2010, compared to the same period in 2009. Sales and marketing expenses, as a percentage of net revenue, increased to 49% for the nine months ended September 30, 2010, compared to 47% for the same period in 2009. This increase was due primarily to higher expenses coupled with slightly lower revenue in the nine months ended September 30, 2010, compared to the same period in 2009.

Research and Development (R&D)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Research and development	$1,871	11%	$1,684	$4,831	(2)%	$4,922
As a percentage of total revenue	16%		14%	13%		13%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs.

R&D expenses increased by $187,000 in the three months ended September 30, 2010, compared to the same period in 2009. This increase was due primarily to a net increase in personnel expenses and consulting services of $243,000, resulting mainly from an increase in headcount in the second quarter of 2010.

R&D expenses slightly decreased by $91,000 for the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was due primarily to lower material spending of $112,000 and lower prototype equipment expense in clinical research of $101,000 reflecting R&D efforts for our TruSculpt product during the first-nine months of 2009; that was not replicated in the first-nine months of 2010. These decreases were partially offset by an increase in personnel expenses consulting services of $212,000, resulting mainly from an increase in headcount beginning in the second quarter of 2010.

R&D expenses, as a percentage of net revenue, increased to 16% for the three months ended September 30, 2010, compared to 14% for the same period in 2009. This increase was due primarily to higher expense coupled with slightly lower revenue in the three months ended September 30, 2010, compared to the same period in 2009. R&D expenses, as a percentage of net revenue, remained flat at 13% for the nine months ended September 30, 2010, compared to the same period in 2009.

General and Administrative (G&A)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
General and Administrative	$2,352	11%	$2,121	$7,338	(11)%	$8,257
As a percentage of total revenue	19%		17%	19%		22%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses.

G&A expenses increased $231,000 in the three months ended September 30, 2010, compared to the same period in 2009. This increase was primarily due to:

•	higher personnel and travel expenses of $102,000;

•	higher legal settlement expenses of $59,000; and

•	higher professional services fee expenses of $46,000, resulting from an increase in accounting and tax services.

G&A expenses decreased $919,000 in the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was primarily due to:

•	lower bad debt expense of $620,000, resulting primarily from one leasing company that defaulted on its payment in 2009; and

•	lower professional services fee expenses of $345,000, resulting from reduced accounting, tax and legal services in the first-half of 2010 compared to the same period in 2009.

G&A expenses, as a percentage of net revenue, increased to 19% for the three months ended September 30, 2010, compared to 17% for the same period in 2009. This increase was due primarily to higher expenses coupled with slightly lower revenue in the three months ended September 30, 2010, compared to the same period in 2009. G&A expenses, as a percentage of net revenue decreased to 19% for the nine months ended September 30, 2010, compared to 22% for the same period in 2009. This decrease was due primarily to lower expenses coupled with slightly lower revenue in the nine months ended September 30, 2010, compared to the same period in 2009.

Litigation Settlement
We were a defendant in a Telephone Consumer Protection Act class action lawsuit (see Note 8, “Commitments and Contingencies Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). We included $850,000 in our Condensed Consolidated Statement of Operations for the nine months ended September 30, 2009 for the estimated cost of the settlement, net of administrative expenses and amounts that were recovered from our insurance carrier.

Interest and Other Income, Net
Interest and other income, net consist of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Interest income	$104	(64)%	$288	$407	(65)%	$1,148
Other income, net	28	N/A	—	32	(87)%	250
Total Interest and other income, net	$132	(54)%	$288	$439	(69)%	$1,398

Interest and other income, net, decreased by $156,000 for the three months and $959,000 for the nine months ended September 30, 2010, compared to the same periods in 2009. These decreases were the result of:

•
A decrease in interest income of $184,000 in the three months and $741,000 in the nine months ended September 30, 2010, compared to the same periods in 2009, due primarily to reduced interest yields as a result of the Federal Reserve cutting interest rates; and

•
A decrease in other income of $218,000 in the nine months ended September 30, 2010, compared to the same period in 2009. This decrease was due primarily to net foreign exchange losses resulting primarily from translation losses that arose from the appreciation of the U.S. dollar relative to the currencies of the majority of our foreign subsidiaries in 2010, compared to foreign exchange gains resulting primarily from translation gains that arose from the devaluation of the U.S. dollar relative to the currencies against certain of our foreign subsidiaries in 2009.

Provision for Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Loss before income taxes	$(3,459)	153%	$(1,368)	$(9,109)	7%	$(8,527)
Provision for income taxes	$—	(100)%	$12,126	$129	(99)%	$9,159
Effective tax rate	—%		(886)%	(1)%		(107)%

We recorded an income tax provision of less than $1,000 for the three months and $129,000 for the nine months ended September 30, 2010, compared to $12.1 million for the three months and $9.2 million for the nine months ended September 30, 2009. Our income tax provision for the three and nine months ended September 30, 2010 is primarily related to income taxes of our non-U.S. operations. Our income tax provision for the three and nine months ended September 30, 2009 reflects applicable United States federal and state income tax, the tax impact of non-U.S. operations, reduced primarily by tax exempt interest income and research and development (R&D) tax credit.

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

Net Loss per Diluted Share
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2010	% Change	2009	2010	% Change	2009
Net loss	$(3,459)	(74)%	$(13,494)	$(9,238)	(48)%	$(17,686)
Net loss per diluted share	$(0.25)	(75)%	$(1.01)	$(0.68)	(49)%	$(1.33)

Net loss per diluted share decreased $0.76, or 75%, in the three months and $0.65, or 49%, in the nine months ended September 30, 2010, compared to the same periods in 2009. These decreases, net, were due primarily to:

•	lower tax provision of $12.1 million in the three months and $9.0 million in the nine months ended September 30, 2010;

•	― just affecting the nine month comparison ― lower operating expenses of $584,000 in the nine months ended September 30, 2010, due primarily to our 2009 restructuring efforts, and

•	― just affecting the nine month comparison ― lower litigation settlement expense of $855,000 in the nine months ended September 30, 2010, compared to the same period in 2009; partially offset by

•           lower interest and other income of $156,000 in the three months and $959,000 in the nine months ended September 30, 2010; and

•	― just affecting the three month comparison ― higher operating expenses of $1.1 million in the three months ended September 30, 2010, compared to the same period in 2009.

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

Liquidity Ratios
(Dollars in thousands)	September 30, 2010	December 31, 2009
Working Capital(2)	$90,805	$96,015
Current Ratio(3)	7.8:1	6.9:1

(2)	Working capital measures how much in liquid assets a company has available to operate its business. Working capital is defined as the difference between current assets and current liabilities.
(3)
The current ratio is a financial ratio that measures a company’s resources to pay its current liabilities over the next 12 months. The current ration is defined as current assets divided by current liabilities.

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	September 30, 2010	December 31, 2009	Change
Cash and cash equivalents	$21,703	$22,829	$(1,126)
Marketable investments	69,154	76,780	(7,626)
Long-term investments	6,683	7,275	(592)
Total	$97,540	$106,884	$(9,344)

Cash Flows
	Nine Months Ended September 30,
(Dollars in thousands)	2010	2009
Net cash flow provided by (used in):
Operating activities	$(7,631)	$(3,135)
Investing activities	6,125	461
Financing activities	380	436
Net decrease in cash and cash equivalents	$(1,126)	$(2,238)

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2010 was $7.6 million, which was attributable primarily to:

•
$4.8 million used by the net loss of $9.2 million after adjusting for non-cash related items of $4.4 million; consisting primarily of stock-based compensation expense of $3.7 million and other items of $731,000;

•
$3.1 million used to pay down the higher 2009 year-end accrued liabilities relating primarily to: (i) a reduction of professional and legal fees of $1.4 million resulting primarily from a settlement payment of $950,000 relating to our TCPA litigation matter (see Note 8, “Commitments and Contingencies - Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) and $369,000 related primarily to payment of other legal settlements, (ii) reduction of customer deposits by $588,000 resulting from converting customer prepayments to revenue, (iii) reduction of accrued warranty expenses of $389,000 due primarily to fewer units remaining under warranty, (iv) reduction of accrued personnel expenses by $279,000 resulting primarily from the pay-down of year-end commissions and bonuses, and  (v) net reduction of $208,000 for accrued sales and marketing expenses;

•
$1.1 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts; and

•	$953,000 used to purchase inventory, which primarily resulted from our distribution agreements with Obagi and BioForm; partially offset by

•	$1.8 million amortization of discounts and purchased interest relating to our marketable and long-term investments.

Net cash used in operating activities was $3.1 million in the nine months ended September 30, 2009, which was due primarily to:

•
$2.2 million used by the net loss of $17.7 million after adjusting for non-cash related items of $15.5 million- consisting primarily of valuation allowance on our deferred tax asset of $12.3 million as of December 31, 2008, stock-based compensation expense of $3.4 million, net increase in the allowance for doubtful accounts of $550,000 due primarily to one leasing company that has defaulted on its payment and an increase in the provision for excess and obsolete inventories of $247,000 resulting from the reduced future demand for our products;

•
$3.0 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing beginning in 2009, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts in response to improved product reliability and to a tougher economy; and

•
$1.7 million used to pay down the higher 2008 year-end accrued liabilities relating primarily to: (i) lower accrued personnel expenses of $679,000 due primarily to reduced accruals for commissions and employee benefit expenses; (ii) reduction of accrued warranty expenses of $827,000 due primarily to fewer units remaining under warranty; (iii) reduction of the income taxes payable balance by $285,000; and (iv) net reduction of $245,000 of accrued royalties due to the reduced revenue in the third quarter of 2009. This was partially offset by higher accrued legal settlement expense of $850,000 relating to our TCPA litigation matter (see Note 8, “Commitments and Contingencies - Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q); partially offset by

•
$2.6 million of cash generated by the decrease in gross accounts receivable balance from December 31, 2008 to September 30, 2009 that resulted from the collection of the higher 2008 year-end accounts receivable balances; and

•
$1.8 million generated by the decrease in gross inventory balance from December 31, 2009 to September 30, 2009, that resulted from the management of our inventories to better match the reduced sales of our products.

Cash Flows from Investing Activities

We generated net cash of $6.1 million from investing activities in the nine months ended September 30, 2010, which was attributable primarily to:

•	$72.9 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$66.6 million of cash used to purchase marketable investments.

We generated net cash of $461,000 from investing activities in the nine months ended September 30, 2009, which was attributable primarily to:

•	$31.4 million in net proceeds from the sales and maturities of marketable investments; partially offset by

•	$30.8 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $380,000 in the nine months ended September 30, 2010 and $436,000 in the nine months ended September 30, 2009, which resulted from cash generated by the issuance of stock through our stock option and employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $97.5 million as of September 30, 2010. Of this amount, we had $6.7 million invested in student loan auction rate securities (ARS), which are classified as long-term assets. For the first nine months of 2010, we financed our operations through the sales and maturities of marketable investments, and cash from interest income. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $90.9 million, are sufficient to meet our operating and capital requirements for the foreseeable future. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at September 30, 2010.

We are party to various legal proceedings. See Note 8, “Commitments and Contingencies - Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

We initiated a voluntary recall of our global installed base of Titan XL hand pieces starting May 2010. Though we continue to actively attempt to reach all customers through various communications notifying them of the voluntary recall, we may not be able to replace all our hand pieces before a patient of our customer is injured. If we are not able to completely replace all Titan XL hand pieces and there is a defective hand piece that results in an injury, or if there are patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces, we could incur significant legal fees and expenses in defending and, or settling such claims. Although we maintain product liability insurance, there is no assurance that all losses will be covered. Each potential claim will be evaluated on a case by case basis. At September 30, 2010, we have not recognized any expense in our Condensed Consolidated Financial Statements with respect to any potential contingent liability associated with any potential lawsuits that may arise.

Contractual Obligations

Other than our renegotiated lease in August 2010, which extended our lease for another four years and expires December 31, 2017, we believe that there were no other significant changes during the nine months ended September 30, 2010 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following are our contractual obligations as of September 30, 2010 (in thousands):

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating leases	$10,051	$1,713	$2,895	$2,473	$2,970
Purchase Obligations (1)	120	120	—	—	—
Total	$10,171	$1,833	$2,895	$2,473	$2,970

(1)
In December 2009, we entered into an agreement with Obagi Medical Products, Inc., to distribute certain of their proprietary skin care products in Japan (Obagi Agreement). Our Obagi Agreement requires us to purchase at least $1.25 million of Obagi Medical Products, Inc. product in 2010. The minimum purchase requirement for 2011 and beyond has yet to be determined.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $524,000 as of September 30, 2010.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Uncertainties in the credit markets affected our holdings in ARS investments and auctions for some of our investments in these securities continue to fail. As of September 30, 2010, $5.1 million of our original $13.4 million par value portfolio had been redeemed in full and we had $8.3 million par value (fair value of $6.7 million) whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Condensed Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net foreign exchange losses were approximately $68,000 in the nine months ended September 30, 2010, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

For the quarter ended September 30, 2010, our quarterly U.S. revenue decreased by approximately 13%, compared to the same period in 2009. Our U.S. revenue is significantly below the pre-2009 level and many of our prospective customers remain reluctant to purchase capital equipment and our average selling prices (or ASPs) are lower than they were pre-2009. If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

For the quarter ended September 30, 2010, our quarterly U.S. revenue decreased by approximately 13%, compared to the same period in 2009. Our U.S. revenue is significantly below the pre-2009 level due to several factors, some of which are:

•
We believe many of our current and prospective customers that do not have established medical offices continue to be reluctant to purchase capital equipment. In times of general economic uncertainty and tight credit, individuals often reduce or delay their capital equipment purchase decisions and we believe the credit market is negatively affecting sales.

•	Our ASPs are lower than their pre-2009 levels as a result of customers purchasing fewer applications and lower prices being charged by our sales representatives due to competitive reasons.

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

In response to reduced revenue, we cut various sales, customer relations, manufacturing, and service expenses in the first half of 2009. We implemented three reduction-in-force (or RIF) programs in 2009, specifically targeting positions that were directly impacted by the business slow down. Even though we implemented the restructurings, we had a significant loss from operations and used significant cash in our operations during the nine months ended September 30, 2010. If our revenues do not improve, or if we are not able to further reduce expenses, we may continue to generate losses from operations and use cash, which could reduce our cash asset and have a material adverse effect on our operations and stock price.

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

If we are not able to completely replace all Titan XL hand pieces and there is a defective hand piece that results in an injury, or if there are patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces, we could incur significant legal fees and expenses in defending and/or settling such claims. Although we maintain product liability insurance, there is no assurance that all losses will be covered. Each potential claim will be evaluated on a case by case basis. At September 30, 2010, we have not recognized any expense in our Condensed Consolidated Financial Statements with respect to any potential contingent liability associated with any potential lawsuits that may arise.

Our Titan hand piece refill revenue decreased 50% in the three months and 28% in the nine months ended September 2010, compared to the same periods in 2009. These decreases were due primarily to our voluntary recall of our Titan XL hand piece in the first nine months of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece. If customers do not return to using their Titan hand pieces due to this voluntary recall, our Titan refill revenue could be negatively impacted in the future.

If either of the above mentioned two risks materializes, our revenue and profitability may be adversely affected, could materially harm our business, and our stock price could decline.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the profitability of, and retain the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past our sales professionals do not have established relationships with core market physicians (dermatologists and plastic surgeons) or where those relationships exists, the are not very strong. We are selectively hiring new sales professionals in key territories to fill vacant positions. We also need to train our existing sales professionals to better understand our product technology and how it can be positioned against our competitors’ products. Measures we implement in an effort to retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful.

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

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. We have recently started distributing topical skin creams and dermal fillers in the Japanese market. To grow in the future, we must develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

With the exception of 2009, we have introduced at least one new product every year since 2000. In the third quarter of 2010, we introduced GenesisPlus, a laser specifically created for the aesthetic treatment of toes and feet. In November 2009, we announced that we postponed indefinitely the release of our TruSculpt body contouring product. Historically, product introductions have been a significant component of our financial performance. To be successful in the aesthetics industry, we need to continue to innovate. Our business strategy has therefore been based, in part, on our expectation that we will continue to increase our product offerings. We need to continue to devote substantial research and development resources to make new product introductions, which can be costly and time consuming to our organization.

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

Our Ability to effectively compete and generate additional revenue from new and existing products depend upon our ability to distinguish our company and our products from our competitors and their products, and to develop and effectively market new and existing products. Our success is dependent on many factors, including the following:

•	Speed of new and innovative product development;

•	Effective strategy and execution of new product launches;

•	Identify and develop clinical support for new indications of our existing products;

•	Product performance;

•	Product pricing;

•	Quality of customer support;

•	Development of successful distribution channels, both domestically and internationally; and

•	Intellectual property protection.

To compete effectively, we have to demonstrate that our new and existing products are attractive alternatives to other devices and treatments, by differentiating our products on the basis of such factors as innovation, performance, brand name, service, and price. This is difficult to do, especially in a crowded aesthetic market. Some of our competitors have newer or different products and more established customer relationships than we do, which could inhibit our market penetration efforts. For example, we have encountered, and expect to continue to encounter, situations where, due to pre-existing relationships, potential customers decided to purchase additional products from our competitors. Potential customers also may need to recoup the cost of products that they have already purchased from our competitors and may decide not to purchase our products, or to delay such purchases.

If we are unable to increase our market penetration or compete effectively, our revenue and profitability will be adversely impacted.

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

The energy-based aesthetic market faces competition from non energy-based medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed.

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

The design of our products is complex. To manufacture them successfully, we must procure quality components and employ individuals with a significant degree of technical expertise. If our designs are defective, or the material components used in our products subject to wear out, or if suppliers fail to deliver components to specification, or if our employees fail to properly assemble, test and package our products, the reliability and performance of our products will be adversely impacted. As an example, in the first-nine months of 2010, we incurred significant expenses for the voluntary recall of our Titan XL hand pieces.

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

Recently, we have entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. We entered into an agreement with Obagi Medical Products, Inc. (Obagi), to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase a minimum dollar amount of Obagi products of $1.25 million in 2010, and the purchase commitments for 2011 and beyond have yet to be determined. In addition, in December 2009, we entered into an agreement with Sound Surgical Technologies, Inc. to distribute their VASER® Lipo System in certain European countries and Canada. However, in September 2010, we decided to discontinue distributing the VASER product. Finally, we also have an agreement with BioForm Medical Inc. (acquired by Merz Pharma Group in January 2009), to distribute their Radiesse® dermal filler product in Japan. Each of these distribution agreements presents its own unique risks and challenges. For example, to sell products in partnership with Obagi we need to invest in creating a sales structure that is experienced in the sale of cosmeceuticals and not in capital equipment. We need to commit resources to training this sales force, obtaining regulatory licenses in Japan and developing new marketing materials to promote the sale of Obagi products. For each of these distribution arrangements, until we can develop our own experienced sales force, we may need to pay third party distributors to sell the products which will result in higher fees and lower margins than if we sell direct to customers. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products thereby reducing our available cash reserves and negatively impacting our profitability.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

Our international revenue was $7.9 million, or 65% of our total revenue, in the three months ended September 30, 2010 and $24.5 million, or 64% of our total revenue, in the nine months ended September 30, 2010. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS declined significantly in 2009, compared to 2008. Our revenue from PSS, as a percentage of worldwide revenue, was 5% for the nine months ended September 30, 2010, 7% in 2009 and 14% in 2008. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if PSS does not perform adequately under the arrangement, or terminates our relationship, it may have a material adverse effect on our business, financial condition and results of operations.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, and U.S. municipalities. As of September 30, 2010, our balance in marketable investment was $69.2 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2010 would have potentially decreased by approximately $524,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Condensed Consolidated Balance Sheet as of September 30, 2010, are $6.7 million of ARS. These ARS are designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $5.1 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at September 30, 2010 have continued to fail since February 2008 due to the lack of liquidity and overall credit concerns in capital markets. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the security, which rate is generally higher than the current market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument.

If there is a decline in fair value in our ARS that is considered other-than-temporary then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and may cause our stock price to decline.

We depend on skilled and experienced personnel to operate our business effectively. If we are unable to recruit, hire, train and retain these employees, our ability to manage and expand our business will be harmed, which would impair our future revenue and profitability.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees are critical factors in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. We may face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract, train and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

The price of our common stock may fluctuate substantially. We have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of June 30, 2010, approximately 54% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

10.19
First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard, Brisbane, California.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 1st day of November, 2010.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)