Form 10-K
period 2010-12-31
CUTERA INC
filed 2011-03-15
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2010

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2010 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on that date, was approximately $72 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2011 was 13,669,258.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders.

i

PART I

ITEM 1.	BUSINESS

We are a global medical device company headquartered in Brisbane, California specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on five platforms—CoolGlide®, Xeo®, Solera®, GenesisPlusTM and Excel VTM — each of which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers.

•
CoolGlide- In March 2003, our first product platform, CoolGlide, was launched. This platform offers laser applications for hair removal, treatment of a range of vascular lesions, including leg and facial veins, and Laser Genesis—a skin rejuvenation procedure that reduces fine lines, reduces pore size and improves skin texture.

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

•
Solera- In 2004, we introduced the Solera platform, a compact tabletop system designed to support a single technology platform. Solera systems use either infrared (Solera Titan) or pulsed light (Solera Opus) and can be used to remove unwanted hair, treat vascular lesions and rejuvenate the skin. The Solera Opus can support one or more pulsed light applications in a single system.

•
GenesisPlus- In 2010, we introduced the GenesisPlus platform, which is a dedicated laser based system for performing skin rejuvenation procedures and toe nail fungus removal (CE mark approved and FDA clearance pending). This system has a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using two aiming beams, for improving the clinical result of the treatment.

•
Excel V- In February 2011, we introduced our Excel V platform, a high-performance, vascular platform designed specifically for the core-market of Dermatologists and Plastic Surgeons. This platform provides a combination of the 532 nm green laser with Cutera’s award winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables.

Each of our laser and light-based platforms consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser or light-based module, control system software and high voltage electronics. However, depending on the application, the laser or light-based module is sometimes instead contained in the hand piece. A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, are contained in the section entitled “Products,” below.

We offer our customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows our customers to cost-effectively build their aesthetic practices and provides us with a source of recurring revenue.

In addition to systems and upgrades, we generate revenue from the sale of post warranty services, Titan hand piece refills, and Dermal filler and cosmeceuticals.

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

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that in 2010 there were over 11.5 million minimally-invasive aesthetic procedures performed, a 5% increase over 2009 and a 110% increase over 2000. We believe there are several factors contributing to the growth of these aesthetic procedures, including:

•
Aging of the U.S. Population- The “baby boomer” demographic segment ─ ages 46 to 64 in 2010 ─ represented approximately 80 million people, or 26%, of the U.S. population in 2010. The size of this aging segment, and its desire to retain a youthful appearance, has contributed to the growth for aesthetic procedures.

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

Non-Surgical Aesthetic Procedures for Improving the Skin’s Appearance and Their Limitations

Many alternative therapies are available for improving a person’s appearance by treating specific structures within the skin. These procedures utilize injections or abrasive agents to reach different depths of the dermis and the epidermis. In addition, non-invasive and minimally-invasive treatments have been developed that employ laser and light-based technologies to achieve similar therapeutic results. Some of these more common therapies and their limitations are described below.

Hair Removal- Techniques for hair removal include waxing, depilatories, tweezing, shaving, electrolysis and laser and light-based hair removal. The only techniques that provide a long-lasting solution are electrolysis and light-based hair removal. Electrolysis is usually painful, time-consuming and expensive for large areas, but is the most common method for removing light-colored hair. During electrolysis, an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle. Since electrolysis only treats one hair follicle at a time, the treatment of an area as small as an upper lip may require numerous visits and many hours of treatment. In addition, electrolysis can cause blemishes and infection related to needle use.

Leg and Facial Veins- The current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and light-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 365,000 sclerotherapy procedures were performed in 2010.

Skin Rejuvenation- Skin rejuvenation treatments include a broad range of popular alternatives, including Botox and collagen injections, chemical peels, microdermabrasions, radiofrequency treatments and lasers and light-based treatments. With these treatments, patients hope to improve overall skin tone and texture, reduce pore size, tighten skin and remove other signs of aging, including mottled pigmentation, diffuse redness and wrinkles. All of these procedures are temporary solutions and must be repeated within several weeks or months to sustain their effect, thereby increasing the cost and inconvenience to patients. For example, the body absorbs Botox and collagen and patients require supplemental injections every three to six months to maintain the benefits of these treatments.

Some skin rejuvenation treatments, such as chemical peels and microdermabrasions, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2010, approximately 5.4 million injections of Botox and 1.8 million injections of collagen and other soft-tissue fillers were administered; and 1.1 million chemical peels and 825,000 microdermabrasion procedures were performed.

In radiofrequency tissue tightening, energy is applied to heat the dermis of the skin with the goal of shrinking and tightening the collagen fibers. This approach may result in a more subtle and incremental change to the skin than a surgical facelift. Drawbacks to this approach may include surface irregularities that may however resolve over time, and the risk of burning the treatment area.

Laser and light-based non-surgical treatments for hair removal, veins and skin rejuvenation are discussed in the following section and in the section entitled “Our Applications and Procedures,” below.

Laser and Light-Based Aesthetic Treatments

Laser and light-based aesthetic treatments can achieve therapeutic results by affecting structures within the skin. The development of safe and effective aesthetic treatments has created a well-established market for these procedures.

Ablative skin resurfacing is a method of improving the appearance of the skin by removing the outer layers of the skin. Ablative skin resurfacing procedures are considered invasive or minimally invasive, depending on how much of the epidermis is removed during a treatment. Non-ablative skin resurfacing is a method of improving the appearance of the skin by treating the underlying structure of the skin without damaging the outer layers of the skin. Practitioners can use laser and light-based technologies to selectively target hair follicles, veins or collagen in the dermis, as well as cells responsible for pigmentation in the epidermis, without damaging surrounding tissue. They can also use these technologies to safely remove portions of the epidermis and deliver heat to the dermis as a means of generating new collagen growth.

Safe and effective laser and light-based treatments require an appropriate combination of the following four parameters:

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

Technology and Design of Our Systems

Our unique CoolGlide, Xeo, Solera, GenesisPlus and Excel V platforms provide the long-lasting benefits of laser and light-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

•
Multiple Applications Available in a Single System- Our systems comprise of multi-applications that enable practitioners to perform multiple aesthetic procedures using a single device. These procedures include hair removal, vascular treatments and skin rejuvenation ─ including the treatment of discoloration, laxity, fine lines, pore size and uneven texture. Because practitioners can use our systems for multiple indications, the cost of a unit may be spread across a potentially greater number of patients and procedures and therefore may be more rapidly recovered.

•
Technology and Design Leadership- We offer innovative laser and light-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally-invasive cosmetic dermatology. Further, our GenesisPlus platform for performing skin rejuvenation procedures and toenail fungus removal (CE mark approved and FDA clearance pending) has a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using two aiming beams, for improving the clinical result of the treatment.

•
Upgradeable Platform- We have designed some of our products to allow our customers to cost-effectively upgrade to our multi-application systems (Solera and Xeo), which provide our customers with the option to add additional applications to their existing systems and provides us with a source of recurring revenue. We believe that product upgradeability allows our customers to take advantage of our latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.

•
Treatments for Broad Range of Skin Types and Conditions- Our products remove hair safely and effectively on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of our systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use our products to treat spider and reticular veins (unsightly small veins in the leg) and small facial veins; perform skin rejuvenation procedures for discoloration, texture, pore size, fine lines, and laxity on any type of skin; and treat toe nail fungus (CE mark approved and FDA clearance pending). The ability to customize treatment parameters enables practitioners to offer safe and effective therapies to a broad base of their patients.

•
 Ease of Use- We design our products to be easy to use. Our proprietary hand pieces are lightweight and ergonomic, minimizing user fatigue, and allow for clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. Our control console contains a universal graphic user interface with three simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. The clinical navigation user interface on the Xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. And our Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Risks involved in the use of our products include risks common to other laser and light-based aesthetic procedures, including the risk of burns, blistering and skin discoloration.

Strategy

Our goal is to maintain and expand our position as a leading, worldwide, provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

•
Continue to Expand our Product Offering- Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. In addition to products in the laser and light-based aesthetic market, we are expanding our product offering into other complementary aesthetic applications, such as dermal fillers and cosmeceuticals. Such products will allow us to leverage our existing customer call points, and provide us with new customer call points, to generate additional revenue, which will enhance the productivity of our distribution channels.

•
Increasing Revenue and Improving Productivity- We believe that the market for aesthetic systems will continue to offer growth opportunities in the future, even though our revenue declined by 1% in 2010, compared with 2009. We continue to build brand-recognition, add additional products to our international distribution channel and remain focused on enhancing our global distribution network, all of which we expect will increase our revenue. In addition, we plan to grow our U.S. revenue by leveraging our relationship with PSS World Medical Shared Services, Inc., or PSS─ a wholly-owned subsidiary of PSS World Medical ─ that operates medical supply distribution service centers with over 700 sales consultants serving physician offices throughout the United States. In 2010, we expanded our senior sales management to provide increased focus to our distribution channels and improve sales productivity.

•
Increasing Focus on Practitioners with Established Medical Offices- We believe there is growth opportunity in targeting our products to a broad customer base. However, in response to the recent global recession, we shifted our focus to the core practitioners and physicians with established medical offices. We believe that our customer success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their practice revenue.

•
Leveraging our Installed Base with Sales of Upgrades- In February 2011, we introduced the Excel V and in 2010, we introduced GenesisPlus ─ both stand alone platforms. However in the past, we have introduced new products that allowed existing customers to upgrade their previously purchased systems to offer additional capabilities. We believe that providing upgrades to our existing installed base of customers continues to represent a potentially significant opportunity for recurring revenue. We also believe that our upgrade program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of applications that can be performed with their existing systems. In 2011, we plan on continuing to market upgrades to our installed base of customers with applications such as Pearl and Pearl Fractional, Titan and other flash lamp hand pieces.

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

Products

Our CoolGlide, Xeo, Solera, GenesisPlus and Excel V platforms allow for the delivery of multiple laser and light-based aesthetic applications from a single system. With our Xeo and Solera platforms, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our products and each checked box represents the incremental applications that were added to the respective platforms in the years noted.
Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation
System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:
CoolGlide	CV	2000	a	x
	Excel	2001	a		x
	Vantage	2002	a				x
Xeo:	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
Solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
GenesisPlus		2010	a				x
Excel V		2011	e		x	x	x

Energy Source: a. 1064nm Nd:YAG laser; b. flashlamp; c. Infrared laser; d. 2790 nm YSGG laser; e. combined frequency 532 nm and 1064 nm Nd:YAG laser

Each of our products consists of a control console and one or more hand pieces, depending on the model.

Control Console

Our control console includes a universal graphic user interface, control system software and high voltage electronics. All CoolGlide systems, GenesisPlus, Excel V and some models of the Xeo platform, include our laser module which consists of electronics, a visible aiming beam, a focusing lens, and an Nd:YAG and/or flashlamp laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 10,000 watts of peak laser energy, which permits therapeutic effects at short pulse durations. Our Solera console platform comes in two configurations—Opus and Titan—both of which include a universal graphic user interface, control system software and high voltage electronics. The Solera Opus console is designed specifically to drive our flashlamp hand pieces while the Solera Titan console is designed specifically to drive the Titan hand pieces. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is delivered during the treatment.

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

Excel V Hand Piece- The Excel V system introduced in February 2011 delivers 1064 nm and 532 nm laser energy to the treatment area for vascular treatments. The Excel V system includes two hand pieces, both consisting of an energy-delivery component, consisting of an optical fiber and lens. One hand piece includes a sapphire window cooling plate with temperature monitoring. The second hand piece does not have a cooling plate and includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, this second hand piece includes two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. Both hand pieces offer a spot size range from 1.5 to 12 mm in 0.1 mm increments. Each hand piece is capable of delivering either the 1064 nm or 532 nm laser energy.

GenesisPlus Hand Piece- Our GenesisPlus system launched in 2010 delivers 1064 nm laser energy to the treatment area for skin rejuvenation procedures to treat skin texture and fine lines, and reduce pore size. This 1064nm Nd:YAG hand piece consists of an energy-delivery component, consisting of an optical fiber and lens but is lighter since it does not include a copper cooling plate. The hand piece does include a non-contact temperature sensor to monitor the treatment area temperature. In addition, the hand piece includes two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. This hand piece offers a single 5 mm spot size.

Pulsed Light Hand Piece- The LP560, ProWave 770, AcuTip 500 and LimeLight hand pieces are designed to produce a pulse of light over a wavelength spectrum to treat discoloration, including pigmented lesions, such as age and sun spots, hair removal and superficial facial vessels. The hand pieces each consist of a custom flashlamp, proprietary wavelength filter, closed-loop power control and embedded temperature monitor, and weigh approximately 13 ounces. The filter in the AcuTip 500 eliminates long and short wavelengths, transmitting only the therapeutic range required for safe and effective treatment. The filter in the LP560, ProWave 770 and LimeLight eliminates short wavelengths, allowing longer wavelengths to be transmitted to the treatment area. In addition, the wavelength spectrum of the ProWave 770 and the LimeLight can be shifted based on the setting of the control console. Our power control includes a monitoring system to ensure that the desired energy level is delivered. The hand pieces protect the epidermis by regulating the temperature of the hand piece window through the embedded temperature monitor. These hand pieces are available on the Xeo and Solera platforms.

Titan Hand Piece- The Titan hand pieces are designed to produce a sustained pulse of light over a wavelength spectrum tailored to provide heating in the dermis to treat skin laxity (although it is cleared in the United States by the U.S. Food and Drug Administration, or FDA, only for deep dermal heating). The hand piece consists of a custom light source, proprietary wavelength filter, closed-loop power control, sapphire cooling window and embedded temperature monitor, and weighs approximately three pounds. The temperature of the epidermis is controlled by using a sapphire window to provide cooling before, during and after the delivery of energy to the treatment site. We offer two different Titan hand pieces—Titan V and Titan XL.

•
Titan V- Titan V has a treatment tip that extends beyond the hand piece housing to provide enhanced visibility of the skin’s surface to effectively treat delicate areas such as the skin around the eyes and nose.

•
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

Upgrades

Our Solera and Xeo platforms are multi-application products that are designed to allow our customers to cost-effectively upgrade to our newest technologies, which provides our customers the option to add applications to their system and provides us with a source of recurring revenue. When we introduce a new product, we notify our customers of the upgrade opportunity through a sales call or mailing. In most cases, a field service representative can install the upgrade at the customer site in a matter of hours, which results in very little downtime for practitioners. In some cases, where substantial upgrades are necessary, customers will receive fully-refurbished systems before sending their prior systems back to our headquarters. When customers wish to upgrade from the CoolGlide platform to either a Xeo or a Solera, we provide them with a trade-in value for their CoolGlide and upgrade them to the multi-application platform with the desired applications.

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

Fillers and Cosmeceuticals

We distribute BioForm’s (a subsidiary of Merz) Radiesse® dermal filler product and Obagi Medical Product, Inc.’s (or Obagi) prescription-based, topical skin health systems (or Cosmeceuticals) to physicians in the Japanese market.

Our Applications and Procedures

Our products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows our customers to treat the broadest range of conditions available with a single energy-based system.

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

Vascular Lesions- Our laser technology allows our customers to treat the widest range of aesthetic vein conditions, including spider and reticular veins and small facial veins. Our CoolGlide and Xeo 1064nm Nd:YAG hand piece’s adjustable spot size of 3, 5, 7 or 10 millimeters, or the Excel V 1064 nm and 532 nm hand piece with adjustable spot sizes from 1.5 to 12 mm, allows the practitioner to control treatment depth to target different sized veins. Selection of the appropriate energy level and pulse duration ensures effective treatment of the intended target. Our AcuTip 500 hand piece, with its 6 millimeter spot size, uses pulsed-light technology and is designed for the treatment of facial vessels.

The vein treatment procedure when using the 1064nm Nd:YAG hand piece is performed in a substantially similar manner to the laser hair removal procedure. The laser hand piece is used to cool the treatment area both before and after the laser pulse has been applied. With the Excel V hand piece the cooling can be performed pre, during and post delivery of the laser pulse. With the AcuTip 500 hand piece, the pulse of light is delivered while the treatment area is being cooled with the sapphire tip. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

Skin Rejuvenation- Our laser and light-based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, pore size, fine lines and laxity, improve skin texture, and treat other aesthetic conditions. Our products are each designed to minimize the risk of damage to the surrounding tissue.

Texture; Lines and Wrinkles- When using a 1064nm Nd: YAG laser to improve skin texture, reduce pore size and treat fine lines, cooling is not applied and the hand piece is held directly above the skin. A large number of pulses are directed at the treatment site, repeatedly covering an area, such as the cheek. By delivering many pulses of laser light to a treatment area, a gentle heating of the dermis occurs and collagen growth is stimulated to rejuvenate the skin and reduce wrinkles. Patients typically receive four to six treatments for this procedure. The treatment typically takes less than a half hour and there are typically two to four weeks between treatments.

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

Toenail Fungus- In addition to performing skin rejuvenation, we have a CE Mark approval for the GenesisPlus that allows us to market it in the European Union and certain other countries outside the United States for the treatment of onychomycosis (or toenail fungus). We have submitted a 501(k) application to the FDA to market this product in the United States for the treatment of toenail fungus and do not currently have approval. Tiny pulses of light from an Nd: YAG laser pass through the toenail to the fungus underneath, which is irradiated without any damage to the surrounding nail or skin. The GenesisPlus has two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. In addition, during the treatment an integrated sensor is used to actively monitor the temperature of the treatment area.

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

The 532 nm wavelength green laser option on the Excel V can also be used to treat pigmented lesions in substantially the same way as described above with the pulsed light devices.

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

Sales and Marketing

In the United States we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2010, we had a U.S. direct sales force of 19 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 27 territories as of December 31, 2010. In addition to direct sales employees, we have a distribution relationship with PSS World Medical that operates medical supply distribution service centers with over 700 sales representatives serving physician offices throughout the United States. Revenue from PSS was $2.6 million in 2010, $3.8 million in 2009, and $12.1 million in 2008.

International sales are generally made through a direct international sales force of 26 employees, as well as a worldwide distributor network in over 35 countries as of December 31, 2010. As of December 31, 2010, we had direct sales offices in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom. Our international revenue as a percentage of total revenue represented 64% in 2010, 61% in 2009, and 50% in 2008.

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

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and light-based products offered by public companies, such as Cynosure, Elen (in Italy), Iridex, Palomar, Solta and Syneron, as well as private companies, including, Alma, Lumenis, Sciton and several other companies.

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by extensive research efforts and innovative technology. While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with ours. There are many companies, both public and private, that are developing innovative devices that use both energy-based and alternative technologies. Some of these competitors have greater resources than we do or product applications for certain sub-markets in which we do not participate. Additional competitors may enter the market, and we are likely to compete with new companies in the future. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, brand name, service and price. We have encountered, and expect to continue to encounter, potential customers who, due to existing relationships with our competitors, are committed to, or prefer the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for our products.

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2010, our research and development activities were conducted by a staff of 24 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $7.0 million in 2010, $6.8 million in 2009 and $7.6 million in 2008.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2010, we had a 31-person global service department. Internationally, we provide direct service support through our Australia, Canada, France, Japan, Spain and Switzerland offices, and also through the network of distributors in over 35 countries and third-party service providers. We historically have provided a standard one-year or two-year warranty coverage on our systems. We have a standard one-year warranty on all systems. We provide initial warranties on our products to cover parts and service and offer extended service plans that vary by the type of product and the level of service desired. Our standard warranty on system consoles covers parts and service for a standard period of one year. From time to time, we also have promotions whereby we include a post-warranty service contract with the sale of our products. Customers are notified before their initial warranty expires and are able to choose from two different extended service plans covering preventative maintenance or replacement parts and labor. In the event a customer does not purchase an extended service plan, we will offer to service the customer’s system and charge the customer for time and materials. Our Titan hand pieces generally include a warranty for a set number of shots instead of for a period of time. We have invested substantial financial and management resources to develop a worldwide infrastructure to meet the service needs of our customers worldwide.

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

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had a full quality system audit in 2008 and an FDA audit of compliance with laser performance standards in 2010 for our single manufacturing facility located in Brisbane, CA. There were no significant findings as a result of this audit and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut down of our manufacturing operations and the recall of our products, which would have a material adverse effect on business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the United States, the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2010, we had 17 issued U.S. patents and 24 pending U.S. patent applications. Acutip 500, Cutera, CoolGlide, CoolGlide Excel, Limelight, Pearl, Pearl Fractional, ProWave 770, Solera, Solera Titan, Titan and Xeo are only some of the trademarks and/or service marks of Cutera in the U.S. and other countries. We have trademark rights to these names and others in the United States and certain other countries. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We license certain patents from Palomar and pay ongoing royalties based on sales of applicable hair-removal products. The royalty rate on these products ranges from 3.75% to 7.50% of revenue. The patents are set to expire in February 2013 and February 2015. Our revenue from systems that do not include hair-removal capabilities (such as our Solera Titan, Xeo SA, GenesisPlus and Excel V); and other revenue from service contracts, Titan refills, Fillers and cosmeceuticals, are not subject to these royalties. In addition, in 2006 we capitalized $1.2 million as an intangible asset representing the ongoing license for these patents, which is being amortized on a straight-line basis over their expected useful life of 9-10 years. We also have a technology sublicense purchased in 2002, which is being amortized on a straight-line basis over its expected useful life of 10 years.

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

Pre-Market Approval (PMA) Pathway

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process. A PMA must be supported by extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. No device that we have developed to date has required pre-market approval, although development of future devices or indications may require pre-market approval.

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

The primary regulatory environment in Europe is that of the European Union, which consists of a number of countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification, which is the most current ISO certification for medical device companies, and in March 2006, March 2010, and February 2011 we passed our ISO 13485 recertification audits.

Employees

As of December 31, 2010, we had 187 employees, compared to 186 employees as of December 31, 2009. Of the 187 employees at December 31, 2010, 77 were in sales and marketing, 33 in manufacturing operations, 31 in technical service, 24 in research and development and 22 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

The recent earthquake and tsunami, and other collateral events, in Japan may adversely affect the demand for our products and services in the Japanese market, which may cause a decline in revenues and negatively affect our operating results.

We have two direct sales offices in Japan and generate revenue from the sale of systems, upgrades, Titan refills, fillers, cosmeceuticals and services.  Revenue sourced from the Japanese market was approximately $13.6 million in 2010, $9.6 million in 2009 and $10.9 million in 2008. In 2010, our Japanese sourced revenue represented 26% of our world wide revenue and we experienced growth from all of our product categories, including Fillers and Cosmeceuticals due to the commencement of the distribution of cosmeceutical products in 2010.

The recent earthquake and tsunami in Japan, and other collateral events, including, among others, the catastrophic loss of lives, businesses, infrastructure, and delays in transportation, may have a direct negative impact on us or an indirect impact on us by affecting our employees, customers, or the overall economy in Japan and may reduce the demand for our products and services. As a result, these events could cause a decline in our revenue in Japan and our results of operations could be materially and adversely affected.

In 2010, our U.S. revenue decreased by approximately 8%, compared to the same period in 2009. Our U.S. revenue is significantly below the pre-2009 level due in part to customers purchasing fewer applications and declining average selling prices (or ASPs). In addition, we experienced a temporary decline in our Titan refill revenue in 2010, compared to 2009, due to a voluntary recall of certain Titan XL hand pieces. All customers that had a Titan XL hand pieces subject to the recall were provided with fully refilled hand pieces, which delayed their purchase of a refill. If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In 2010, our U.S. revenue decreased by approximately 8%, compared to 2009. Our U.S. revenue is significantly below the pre-2009 level due to several factors, some of which are:
•
Our Product and Upgrade ASPs in 2010 were lower than the pre-2010 levels as a result of customers purchasing fewer applications for systems and lower pricing resulting from competitive discounting pressures.

•
Historically, we have introduced a new product every year since 2000, which typically resulted in increased revenue. However, in 2009 and until August 2010, we did not have a new product. In 2010 we launched GenesisPlus and in February 2011, we introduced our Excel V laser system ─ a unique vascular work station designed specifically for the core-market of Dermatologists and Plastic Surgeons. However, even though we have introduced these new products, there can be no assurance that they will translate into increased revenue in the U.S. in 2011.

•
We experienced a temporary decline in our Titan refill revenue in 2010, compared to 2009, due to a voluntary recall of certain Titan XL hand pieces. All customers that had a Titan XL hand piece subject to the recall were provided with fully refilled hand pieces, which delayed their purchase of a refill.

If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past, several of our sales professionals do not have established relationships with core market physicians (Dermatologists and Plastic Surgeons) or where those relationships exist, they are not very strong. In addition, we have lost some of our sales professionals in response to the decline in their earnings resulting from the decreases in their commissions.

We have selectively hired, and continue to do so, new sales professionals in key territories to fill vacant positions.  For example, in December 2010, Michael Poole joined us as Vice President of North American Sales, which allowed our previous Vice President of North American Sales to return to Japan in an expanded role to lead our Pacific Rim operations. We have been training our existing, and recently recruited, sales professionals to better understand our product technology and how it can be positioned against our competitors’ products.  These initiatives are intended to improve our revenue and profitability.

Although Mr. Poole has over 17 years of a broad range of sales experience and was employed by us from 2004 to 2008, Mr. Poole has limited prior experience in managing a large sales force. Measures we implement in an effort to retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue and harm to our business.

If our revenue does not improve from the 2010 level,  or if our cost of revenue and/ or operating expenses  increase,  our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin in 2010 was 57%, compared with 59% in 2009 and 61% in 2008. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, or a shift in our product mix. Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, and utilization of our relatively fixed manufacturing costs.

In response to reduced revenue, in 2009 we reduced our expense levels in various departments including sales, marketing, customer relations, manufacturing, and service departments. We implemented three reduction-in-force (or RIF) programs in 2009, specifically targeting positions that were directly impacted by the recession. Even though we implemented the restructurings, we had a significant loss from operations and used significant cash in our operations in 2010.

If our revenue does not improve from the 2010 level, or if our cost of revenue increases, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

Demand for our products in any of our markets could be weakened by several factors, including:

•	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons;
•	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;
•	The inability to differentiate our products from those of our competitors;
•	Reduced patient demand for elective aesthetic procedures;
•	Failure to build and maintain relationships with opinion leaders within the various market segments;
•	An increase in malpractice lawsuits that result in higher insurance costs; and
•	The lack of credit financing for some of our potential customers.

If we do not achieve anticipated demand for our products, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, market them successfully, and identify new markets for our technology.

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. Currently, these applications represent the majority of offered laser and light-based aesthetic procedures. We have recently started distributing topical skin creams and dermal fillers in the Japanese market. To grow in the future, we must develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Except for 2009, we have introduced a new product every year since 2000. In February 2011, we announced the release of our Excel V laser system, a unique vascular work station designed specifically for the core-market of Dermatologists and Plastic Surgeons. In 2010, we launched GenesisPlus, a laser specifically created for the aesthetic treatment of toes and feet. Historically, product introductions have been a significant component of our financial performance. To be successful in the aesthetics industry, we need to continue to innovate. Our business strategy has therefore been based, in part, on our expectation that we will continue to increase our product offerings. We need to continue to devote substantial research and development resources to make new product introductions, which can be costly and time consuming to our organization.

In January 2011, we announced the appointment of Len DeBenedictis as Chief Technology Officer to lead our research and product development efforts. Our current Vice President of Research and Development will report to Mr. DeBenedictis. Although Mr. DeBenedictis has over 20 years of laser and light-based industry experience and an outstanding background to lead our research and product development efforts, there is no guarantee that we will be able to continue our trend of regular new product introductions or that such management change will result in an improved research and development organization. Also, we may need additional research and development resources to make new product introductions, which may be more costly and time consuming to our organization.

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

We compete against companies that offer alternative solutions to our products, or have greater resources, a larger installed base of customers and broader product offerings than ours. If we are not able to effectively compete with these companies, it may harm our business.

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

Continued expansion of the global market for laser and light-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

•	Consumer disposable income and access to consumer credit, which as a result of the unstable economy, may have been significantly impacted;
•	The cost of procedures performed using our products;
•	The cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or light-based technologies and treatments which use pharmaceutical products;
•	The success of our sales and marketing efforts; and
•	The education of our customers and patients on the benefits and uses of our products, compared to competitors’ products and technologies.

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

The design of our products is complex. To manufacture them successfully, we must procure quality components and employ individuals with a significant degree of technical expertise. If our designs are defective, or the material components used in our products are subject to wearing out, or if suppliers fail to deliver components to specification, or if our employees fail to properly assemble, test and package our products, the reliability and performance of our products will be adversely impacted. As an example, in 2010, we incurred significant expenses for the voluntary recall of our Titan XL hand pieces.

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

We discovered that under specific conditions, such as infrequent use or operators not following the prescribed maintenance program outlined in the owner’s manual, certain component parts of one of our hand pieces ─ the Titan XL ─ could become defective. As a result, the defective hand piece could produce energy above that stated on the device setting, which could cause injury to patients, including redness, erythema, blisters and burns. In response to discovering this issue, we initiated a voluntary recall of our global installed base of Titan XL hand pieces starting May 2010 and have now completed the recall. Following a voluntary recall, there is generally an increase in product liability lawsuits filed against the Company.

If there were patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces that we are not presently aware of, we could incur significant legal fees and expenses in defending and/or settling such claims. Although we maintain product liability insurance and accrue for the cost of our deductible under such policies, there is no assurance that the entire loss of known claims or claims not known as of this point will be covered by our insurance. Each potential claim is evaluated on a case by case basis. At December 31, 2010, we have accrued for the cost of our deductible under our product liability insurance policy for all known claims. However, we have not recognized any potential contingent liability that may exceed our insurance coverage associated with any past or future lawsuits that may arise, as this is not estimable.

Our Titan hand piece refill revenue decreased 31% in 2010, compared to 2009. This decrease was due primarily to our voluntary recall of our Titan XL hand piece in 2010, in which we provided our eligible customers with a fully refilled Titan XL hand piece. If customers do not return to using their Titan hand pieces due to this voluntary recall, our Titan refill revenue could be negatively impacted in the future.

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

Medical devices may be marketed in the United States only for the indications for which they are approved or cleared by the FDA. For example, our recently introduced GenesisPlus product has a number of general indications for use in the U.S. that allows us to market the product in the U.S., however we can only market it internationally for the treatment of toenail fungus as it has a CE Mark approval. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising GenesisPlus, Titan and Pearl Fractional in the United States for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We had a full quality system audit in 2008 and an FDA audit of compliance with laser performance standards in 2010. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

Sales of our products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the United States are regulated by the FDA. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required for obtaining clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may be unable to obtain or maintain regulatory qualifications, clearances or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the United States, or if we fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all, which could have a material adverse effect on our business and growth strategy.

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

If customers are not trained and / or our products are used by non-physicians, it could result in product misuse and adverse treatment outcomes, which could harm our reputation, result in product liability litigation, distract management,  result in additional costs, all of which could harm our business.

Because we do not require training for users of our products, and sell our products at times to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business. U.S. federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the United States, many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors generally offer but do not require product training to the purchasers or operators of our products. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and our business, and, in the event these result in product liability litigation, distract management and subject us to liability, including legal expenses.

We have recently entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impacting our profitability.

Recently, we have entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. We entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase an annual minimum dollar amount of their product. During 2010 the initial year of the agreement, the minimum purchase requirement was $1.25 million. The minimum purchase requirement for 2011 and beyond has yet to be finalized but is expected to be consistent with 2010. If we do not make these minimum purchases, we could lose exclusivity for distributing Obagi products to physicians in Japan. In addition, in December 2009, we entered into an agreement with Sound Surgical Technologies, Inc. to distribute their VASER® Lipo System in certain European countries and Canada. However, in September 2010, we decided to discontinue distributing the VASER product. Finally, we also have an agreement with BioForm Medical Inc. (acquired by Merz Pharma Group in January 2009), to distribute their Radiesse® dermal filler product in Japan. Each of these distribution agreements presents its own unique risks and challenges. For example, to sell products in partnership with Obagi we need to invest in creating a sales structure that is experienced in the sale of cosmeceuticals and not in capital equipment. We need to commit resources to training this sales force, obtaining regulatory licenses in Japan and developing new marketing materials to promote the sale of Obagi products. For each of these distribution arrangements, until we can develop our own experienced sales force, we may need to pay third party distributors to sell the products which will result in higher fees and lower margins than if we sell direct to customers. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products thereby reducing our available cash reserves and negatively impacting our profitability.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

Our international revenue was $33.9 million or 64% of our total revenue in 2010. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS has significantly declined since 2008. Our revenue from PSS, as a percentage of worldwide revenue, was 5% in 2010, 7% in 2009 and 14% in 2008. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if revenue from PSS does not improve, or if they terminate our relationship, it may have a significant adverse effect on our revenue, financial condition and results of operations.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, and U.S. municipalities. As of December 31, 2010, our balance in marketable investment was $77.5 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2010 would have potentially decreased by approximately $651,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Consolidated Balance Sheet as of December 31, 2010 are $6.8 million of ARS. These ARS were designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $5.1 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at December 31, 2010 continue to fail and they remain as illiquid. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the prospectus of the individual security, which rate is generally higher than the prevailing market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process, or the ARS is refinanced by the issuer into another type of debt instrument.

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

As of December 31, 2010, approximately 51% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

From time to time we evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations and we may incur significant legal, accounting and banking fees in connection with such a transaction. In addition, if we purchase a company that is not profitable, our cash balances may be reduced or depleted. We do not have any experience as a team with acquiring companies or products. If we decide to expand our product offerings beyond laser and light-based products, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish our available cash balances to us for other uses, and any stock acquisition could be dilutive to our stockholders.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2010, we had 17 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing laser and light based products due to the cost or inability to procure insurance coverage. The unavailability of insurance coverage for our customers and prospects could adversely affect our ability to sell our products, and that could harm our financial condition.

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

Our corporate headquarters and U.S. operations are located in an approximately 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires on December 31, 2017. In addition, we have leased office facilities in certain international countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,790	Three leases of which two expire in May 2012 and one expires in July 2013, but may be cancelled at any time with a six-month notice.
Switzerland	Approximately 3,174	One lease which expires in March 2013.
France	Approximately 450	Lease expires in November 2011, but may be cancelled at any time with a three-month notice.
Spain	Approximately 175	Lease automatically renews at the end of each six-month period.

We believe that these facilities are adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against us in January 2008 and settled in 2009 on a class-wide basis. We paid a total of $950,000 in exchange for a full release of all claims and recorded a net charge of $850,000 in our 2009 Consolidated Statements of Operations for the cost of the settlement, net of the administrative expenses and contributions from our insurance carrier. All monies were distributed in conjunction with this settlement, a final accounting hearing was presented to the Court on February 3, 2011, and the case closed.

Two securities class action lawsuits were filed against us and two of our executive officers in 2007. The plaintiffs claimed to represent purchasers of our common stock from January 31, 2007 through May 7, 2007 and generally alleged that materially false statements and omissions were made regarding our financial prospects.  In 2008, the Court issued an order dismissing the plaintiffs’ consolidated, amended complaint without prejudice and closed the case on its own initiative. On November 26, 2008, the plaintiffs filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit. In 2009, the parties filed their written briefs with that Court. In 2010, both parties presented oral arguments and the Court affirmed the District Court’s order dismissing the complaint.

ITEM 4.	[RESERVED]

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 28, 2011, the closing sale price of our common stock was $9.66 per share.

Common Stockholders

We had 11 stockholders of record as of February 28, 2011. Since many stockholders choose to hold their shares under the name of their brokerage firm, we believe, the actual number of stockholders was in excess of 2600.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2010		2009
	High	Low	High	Low
4th Quarter	$8.39	$7.01	$9.63	$7.97
3rd Quarter	9.00	6.99	9.40	7.85
2nd Quarter	12.04	8.62	9.03	5.93
1st Quarter	11.03	8.25	8.71	5.57

Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2005 through December 31, 2010 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period. (1) The results assume that $100 was invested on December 31, 2005.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cutera, Inc., the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/05
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
Cutera, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2010	2009	2008	2007	2006
Net revenue	$53,274	$53,682	$83,379	$101,726	$100,692
Cost of revenue	23,058	21,759	32,358	35,002	29,859
Gross profit	30,216	31,923	51,021	66,724	70,833
Operating expenses:
Sales and marketing	24,735	24,286	35,354	38,277	32,890
Research and development	7,004	6,810	7,550	7,169	6,473
General and administrative	9,576	10,320	11,270	11,721	15,192
Litigation settlement	—	850	—	—	18,935
Total operating expenses	41,315	42,266	54,174	57,167	73,490
Income (loss) from operations	(11,099)	(10,343)	(3,153)	9,557	(2,657)
Interest and other income, net	583	1,572	3,046	4,207	3,596
Other-than-temporary impairments of long-term investments	—	—	(3,554)	—	—
Income (loss) before income taxes	(10,516)	(8,771)	(3,661)	13,764	939
Provision (benefit) for income taxes	2	8,908	(792)	3,260	(1,184)
Net income (loss)	$(10,518)	$(17,679)	$(2,869)	$10,504	$2,123
Net income (loss) available to common stockholders used in basic net income per share	$(10,518)	$(17,679)	$(2,869)	$10,504	$2,123
Net income (loss) per share:
Basic	$(0.78)	$(1.33)	$(0.22)	$0.80	$0.17
Diluted	$(0.78)	$(1.33)	$(0.22)	$0.74	$0.15
Weighted-average number of shares used in per share calculations:
Basic	13,540	13,279	12,770	13,153	12,558
Diluted	13,540	13,279	12,770	14,228	14,278

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2010	2009	2008	2007	2006
Cash and cash equivalents	$12,519	$22,829	$36,540	$11,054	$11,800
Marketable investments	77,484	76,780	60,653	88,510	96,285
Long-term investments	6,784	7,275	9,627	7,429	—
Working capital (current assets less current liabilities)	90,339	96,015	101,644	106,894	111,999
Total assets	111,805	121,352	137,476	138,653	133,875
Retained earnings	6,736	17,254	31,410	34,279	23,866
Total stockholders’ equity	95,417	100,853	112,108	109,353	109,732

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2010. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause our results to differ materially from those in our forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors commencing on page 13. We encourage you to read that section carefully as well as other risks detailed from time to time in our filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
•	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.
•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2010.

Executive Summary

Company Description. We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on five platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM and Excel VTM — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. In the United States, we market, sell and service our products through direct sales and service employees, and a distribution relationship with PSS World Medical Shared Services, Inc. (“PSS”), a wholly owned subsidiary of PSS World Medical which has over 700 sales representatives serving physician offices throughout the United States. We also sell certain items such as our Titan hand piece refills and marketing brochures online over the internet.

International sales are generally made through direct sales employees and a worldwide distributor network in over 35 countries. Outside of the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland and the United Kingdom.

Products. Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceutical products. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or light-based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or light-based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console.

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of recurring revenue which we classify as Upgrade revenue. Service revenue relates to amortization of pre-paid service contract revenue and receipts for time and materials services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses have been used. In Japan, we distribute BioForm, Inc.’s (BioForm) Radiesse® dermal filler product and Obagi’s cosmeceutical products.

Significant Business Trends. We believe that our ability to grow revenue has been, and will continue to be, primarily dependent on the following:

•	Continuing to expand our product offerings.
•	Ongoing investment in our global sales and marketing infrastructure.
•	Use of clinical results to support new aesthetic products and applications.
•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
•	Customer demand for our products.
•	Consumer demand for our products.
•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
•	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan hand piece refill, and Dermal fillers and cosmeceutical products.

Our U.S. revenue decreased by 8% and our international revenue increased by 4% in 2010, compared to 2009. International revenue as a percent of total revenue was 64% in 2010 and 61% in 2009. We believe the decline in U.S. revenues was attributable to several factors, including:

•	Our Products and Upgrades ASPs in 2010 were lower than 2009 as a result of customers purchasing fewer applications for systems and lower pricing resulting from competitive discounting pressures.
•
We experienced a temporary decline in our Titan refill revenue in 2010, compared to 2009, due to a voluntary recall of certain Titan XL hand pieces. All customers that had a Titan XL hand piece subject to the recall, were provided with fully refilled hand pieces, which delayed their purchase of a refill.

Our total international revenue increased by 4%, with growth being sourced from most of the international locations that we sell in. In Japan, our revenue increased by 41% in 2010, compared to 2009, as a result of growth from all of our product categories and the recently added Dermal fillers and cosmeceuticals business. With respect to Australia, our revenue declined in 2010 by approximately 65% due to 2009 being an unusually high revenue year in which a special tax incentive was offered by the government to incentivize customers to purchase capital equipment.

Our service revenue remained relatively unchanged in 2010, compared to 2009. Service contract amortization is a primary component of total service revenue. Our installed base of customers continued to increase in 2010 albeit at a slower pace with a bias toward international. Our deferred service revenue balance decreased by $1.4 million, or 17%, to $6.8 million as of December 31, 2010, compared to December 31, 2009. We believe the decline was attributable to:

•	In years prior to 2009, we had discounted pricing promotions for incentivizing customers to purchase multiple year service contracts, however, in 2009 and 2010 we did not have such promotions.
•	A decrease in unit sales volume in 2009 (but not in 2010), which historically included an element of deferred revenue for service contracts beyond our standard warranty terms.
•	Recently, fewer customers have been purchasing extended service contracts in response to improved product reliability and the recent tougher economic environment.

Our gross margin in 2010 was 57%, compared with 59% in 2009 and 61% in 2008. This decline was due to several factors, including:

•	The 2010 voluntary recall of certain Titan XL hand pieces whereby eligible customers were provided with fully refilled hand pieces;
•	A $1.7 million, or 31%, temporary decrease in our Titan refill revenue in 2010, compared to 2009, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;
•	Our ASPs have declined due primarily to customers purchasing fewer applications on their platforms and due to competitive discounting pressures; and
•	A higher proportion of distributor revenue that carries a lower gross margin; partially offset by
•	Lower manufacturing expenses resulting from headcount reductions; and
•	Reduced warranty and service expenses as a result of improved product reliability (for products other than Titan XL hand pieces).

Our sales and marketing expenses remained relatively flat at $24.7 million in 2010, compared with $24.3 million in 2009. As a percentage of net revenue, in 2010 sales and marketing expenses were at 47%, compared to 45% in 2009. This slight increase was primarily attributable to the 8% lower revenue in the U.S. in 2010, compared to 2009.

Our research and development, or R&D, expenses increased slightly to $7.0 million in 2010, compared with $6.8 million in 2009. This increase was associated with higher personnel expenses resulting from higher headcount in engineering relating to new product development programs. As a percentage of net revenue, R&D expenses remained flat at 13% in 2010, compared to 2009.

Our general and administrative, or G&A, expenses decreased by approximately $744,000, or 7%, to $9.6 million in 2010, compared to 2009. As a percentage of net revenue, G&A expenses decreased slightly to 18% in 2010, compared to 19% in 2009. This decrease was due primarily to lower bad debt expenses, lower legal fees and litigation settlement costs.

In response to the economic conditions and a decline in revenue during 2009, we reduced our company-wide workforce by approximately 18% and implemented other cost-reduction measures in the first half of 2009. The headcount reductions impacted all departments and functions and resulted in restructuring charges of approximately $880,000 in first half of 2009.

In 2009, we settled our TCPA class action lawsuit and in that regard recorded a charge of $850,000 for the cost of the settlement, net of administrative expenses and amounts that were recovered from our insurance carrier. See “Item 3 - Legal Proceedings” in Part I, of this Form 10-K.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings with innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part I, Item 1A “Risk Factors.”

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

Revenue Recognition

We recognize revenue from the sale of Products, Upgrades, Titan hand piece refills, and Dermal fillers and cosmeceuticals when title and risk of ownership has been transferred, provided that:

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

Fair Value Measurement of our Long Term Auction Rate Securities Investments

We hold a variety of interest bearing auction rate securities (ARS) that represent investments in pools of student loan assets. At the time of acquisition, these ARS investments were intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our ARS investments and auctions for some of our ARS have continued to fail to settle on their respective settlement dates while some have been redeemed in full at their respective par values. The current portfolio of investments shown as “Long term investments” in our Consolidated Financial Statements represents those investments that are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the issuer refinances their debt. Maturity dates for these ARS investments range from to 2028 to 2043.

At December 31, 2010, total financial assets measured and recognized at fair value were $94.8 million and of these assets, $6.8 million, or 7%, were ARS that were measured and recognized using significant unobservable inputs (Level 3). During 2010, $650,000 of ARS were redeemed at their full par value, as a result we transferred from Level 3 assets $465,000 to cash and this resulted in a gain of $85,000 being recorded to accumulated comprehensive loss in 2010.

As of December 31, 2010, we had $8.3 million par value ($6.8 million fair value) of long-term ARS investments. The aggregate loss in value is included as an unrealized loss in accumulated other comprehensive income (loss). Given observable market information was not available to determine the fair values of our ARS portfolio, we valued these investments based on a discounted cash flow model. While our ARS valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs (pricing models), we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS (of approximately 7.5 – 15.0 years) were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors. See Note 1 “Summary of Significant Accounting Policies - Fair Value Measurements” in Notes to Consolidated Financial Statement in Part II, Item 8 of this Form 10-K for more information.

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

Recognition and Presentation of Other-Than-Temporary-Impairments

We review for impairments on a quarterly basis in order to determine the classification of such as “temporary” or “other-than-temporary.” Factors that we consider to make such determination include the duration and severity of the impairment; the reason for the decline in value and the potential recovery period; and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. Beginning April 1, 2009, if an entity intends to sell, or if it is more likely than not that we will be required to sell, an impaired debt security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is required to be recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into:

(i)	the portion of loss which represents the credit loss; or
(ii)	the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. At December 31, 2010, we had approximately $8.3 million of par value ARS investments on which we had recognized approximately $1.5 million in unrealized other-than-temporary losses. Given we believed that such losses were not credit related, we have included them in accumulated comprehensive loss.

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

As of December 31, 2010, the unrecognized compensation cost, net of expected forfeitures, was $5.5 million for stock options and stock awards and $29,000 for the employee stock purchase plan which will be recognized using the straight-line attribution method over an estimated weighted-average remaining amortization period of 2.40 years and 0.33 years, respectively. See Note 5 “Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense,” in the Notes to Consolidated Financial Statement in Part II, Item 8 of this Form 10-K for more information.

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

Warranty Obligations

We historically provided a standard one-year or two-year warranty coverage on our systems. Beginning in September 2009, we changed our warranty policy to a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale, and as reviewed and updated quarterly, of the total costs that we expect to incur in repairing or replacing product parts that fail while still under warranty. Accrued warranty costs include costs of material, technical support labor and associated overhead. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update based on historical warranty cost trends. If we were required to accrue additional warranty cost in the future due to actual product failure rates, material usage, service delivery costs or overhead costs differing from our estimates, revisions to the estimated warranty liability would be required, which would negatively impact our operating results.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of tax-exempt interest income, foreign operations, research and development tax credits, state taxes, certain benefits realized related to stock option activity, and changes in valuation allowance. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the United States. The effective tax rate for financial statement provision / (benefit) purposes was approximately 0% in 2010, (102)% in 2009, and 22% in 2008. Our future effective tax rates could be affected by earnings being lower than anticipated in countries where we have lower statutory rates and being higher than anticipated in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2010, we had an aggregate of approximately $3 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

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

In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence, giving greater weight to our recent cumulative losses and our ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At the end of the quarter ended September 30, 2009, changes in previously anticipated expectations and continued operating losses resulted in a valuation allowance against our tax benefits since we no longer considered them “more-likely-than-not” realizable. We also performed this evaluation as of the year ended December 31, 2010 and determined the full valuation allowance was still required.

Long-Lived Asset Impairment

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Through December 31, 2010, there have been no such impairments.

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

Recent Accounting Guidance

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies — New Accounting Standards” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2010	2009	2008

Net revenue	100%	100%	100%
Cost of revenue	43%	41%	39%
Gross profit	57%	59%	61%
Operating expenses:
Sales and marketing	47%	45%	42%
Research and development	13%	13%	9%
General and administrative	18%	19%	14%
Litigation settlement	—%	1%	—%
Total operating expenses	78%	78%	65%
Loss from operations	(21)%	(19)%	(4)%
Interest and other income, net	1%	3%	4%
Other-than-temporary impairment of long-term investments	—%	—%	(4)%
Loss before income taxes	(20)%	(16)%	(4)%
Provision (benefit) for income taxes	—%	17%	(1)%
Net loss	(20)%	(33)%	(3)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009(1)	% Change	2008(1)
Revenue mix by geography:
United States	$19,337	(8)%	$21,019	(50)%	$41,683
Percent of total	36%		39%		50%

Japan	$13,625	41%	$9,636	(12)%	$10,929
Asia, excluding Japan	5,131	9%	4,727	(17)%	5,713
Europe	5,801	(18)%	7,087	(33)%	10,522
Rest of the world	9,380	(16)%	11,213	(23)%	14,532
Total international revenue	33,937	4%	32,663	(22)%	41,696
Percent of total	64%		61%		50%

Total consolidated revenue	$53,274	(1)%	$53,682	(36)%	$83,379

Revenue mix by product category:
Products	$27,808	4%	$26,842	(54)%	$57,821
Upgrades	4,824	(24)%	6,343	(24)%	8,361
Service	13,231	—%	13,186	16%	11,358
Titan hand piece refills	3,863	(31)%	5,599	(1)%	5,662
Dermal fillers and cosmeceuticals(1)	3,548	107%	1,712	867%	177
Total consolidated revenue	$53,274	(1)%	$53,682	(36)%	$83,379

(1) Beginning in 2010, we classified revenue from dermal fillers and cosmeceuticals product in the revenue category ‘Dermal fillers and cosmeceuticals.’ Previously, we classified this revenue under the category of ‘Products.’ As such, we reclassified the 2009 and 2008 revenue from ‘Products’ to ‘Dermal fillers and cosmeceuticals.’

Revenue by Geography:

In 2010 our net revenue declined by 1%, compared to 2009, and in 2009 it declined by 36%, compared to 2008.

Our U.S. revenue decreased by 8% in 2010, compared to 2009, and by 50% in 2009, compared to 2008. We believe the decline in U.S. revenues was attributable to several factors, including:

•
Our Products and Upgrades ASPs declined in 2010 and 2009, compared to their respective prior years. This was attributable primarily to customers purchasing fewer applications for systems and lower pricing resulting from competitive discounting pressures.

•	Though our unit sales of Products and Upgrades increased in 2010, compared with 2009, they declined in 2009, compared to 2008.
•
We experienced a temporary decline in our Titan refill revenue in 2010, compared to 2009, due to a voluntary recall of certain Titan XL hand pieces. All customers that had a Titan XL hand pieces subject to the recall, were provided with fully “refilled” hand pieces, which delayed their purchase of a refill.

International revenues increased by 4% in 2010, compared to 2009, and decreased by 22% in 2009, compared to 2008. The growth in our international revenue in 2010 was sourced from most of the international locations that we sell in. In Japan, our revenue increased by 41% in 2010, compared to 2009, as a result of growth from all of our product categories and the recently added Dermal fillers and cosmeceuticals business. With respect to Australia, our revenue declined in 2010 by approximately 65% due to 2009 being an unusually high revenue year in which a special tax incentive was offered by the government to incentivize customers to purchase capital equipment. The 2009 decline in our international revenue, compared to 2008, was primarily attributable to the global recession that caused our current and prospective customers to be reluctant to spend significant amounts of money on capital equipment purchases during the unstable economic time.

Revenue by Product Category:

Our product revenue increased by 4% in 2010, compared to 2009, and decreased by 54% in 2009, compared to 2008. The 2010 increase in product revenue was primarily attributable to revenue from the GenesisPlus product that was launched in the third quarter of 2010. The 2009 declines in Product revenue, compared to 2008, was primarily attributable to the global recession that caused our current and prospective customers to be reluctant to spend significant amounts of money on capital equipment purchases during the unstable economic times. We believe that in 2009 and in 2010, some of our U.S. current and prospective customers that did not have established medical offices, continued to be reluctant to purchase capital equipment due to the general economic uncertainty and tight credit conditions.

Upgrade revenue decreased by 24% in both 2010 and 2009, compared to the respective prior year periods. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to take benefit of the additional capabilities. However, in 2010 we introduced GenesisPlus- a stand alone product- and in 2009 we did not have a new product introduction, which resulted in the decline in our Upgrade revenue. Further, our ASPs for Upgrades declined in 2010 and 2009, compared to the respective prior year periods, as a result of customers purchasing fewer handpieces and due to competitive discounting pressures.

Our Service revenue remained relatively flat in 2010, compared to 2009, and increased by 16% in 2009, compared to 2008. Service contract amortization is the primary component of our service revenue. In years prior to 2009, we had discounted pricing promotions for incentivizing customers to purchase multiple year service contracts, however, in 2009 and 2010 we did not have such promotions.

As a result, our service revenue increased in 2009, compared to 2008, due to the continuing amortization of deferred service contracts purchased prior to 2009. However, in 2010, service revenue remained flat as a result of the decline in unit sales in 2009 that included an element of deferred revenue for service contracts beyond our standard one-year warranty term.

Our Titan hand piece refill revenue decreased 31% in 2010, compared to 2009, and decreased 1% in 2009, compared to 2008. The decrease in 2010 was due to a voluntary recall of certain Titan XL hand pieces whereby eligible customers were provided with fully refilled hand pieces.

Our Dermal filler and cosmeceutical business increased by 107% in 2010, compared to 2009. This increase was attributable primarily due to the commencement in 2010 of the distribution of Obagi’s cosmeceutical products to physicians in the Japanese market.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Gross Profit	$30,216	(5)%	$31,923	(37)%	$51,021
As a percentage of total revenue	57%		59%		61%

Our cost of revenue consists primarily of materials, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue was 57% in 2010, 59% in 2009 and 61% in 2008. We believe the decrease in gross margins in 2010, compared to 2009, and 2009, compared to 2008, was primarily attributable to the following:

•	The 2010 voluntary recall of certain Titan XL hand pieces whereby eligible customers were provided with fully refilled hand pieces;
•	A $1.7 million, or 31%, temporary decrease in our Titan refill revenue in 2010, compared to 2009, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;
•	Our ASPs have declined due primarily to customers purchasing fewer applications on their platforms and due to competitive discounting pressures;
•	A higher proportion of distributor revenue that carries a lower gross margin; partially offset by
•	Lower manufacturing expenses resulting from headcount reductions; and
•	Reduced warranty and service expenses as a result of improved product reliability (for products other than Titan XL hand pieces).

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Sales and marketing	$24,735	2%	$24,286	(31)%	$35,354
As a percentage of total revenue	47%		45%		42%

Our sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, and advertising. Sales and marketing expenses increased $449,000 in 2010, compared to 2009, which was primarily attributable to the following:
•
$855,000 increase in personnel expenses in marketing due primarily to an increase in headcount resulting from the creation of three new departments: post marketing studies (clinical development), business development and telesales;

•	$242,000 increase in international spending on workshops, advertising and other promotional activities; offset by
•	A decline in U.S. sales personnel expenses by $617,000 due to lower headcount; and due to decreased sales commissions resulting from lower U.S revenue.

In 2009 sales and marketing expenses decreased by $11.1 million, compared to 2008. This decrease was primarily attributable to:

•	lower salaries and commissions expenses of $5.4 million as a result of our reduction in force during the first half of 2009 and lower sales volumes in 2009;
•	lower travel and travel related expenses of $1.8 million; and
•	lower marketing expenses of $983,000 as a result of less spending on workshops, advertising and other promotional activities.

Sales and marketing expenses as a percentage of total revenue, increased to 46% in 2010, compared to 45% in 2009 and 42% in 2008. This increase was due primarily to a decline in our total revenue in 2009 and 2010.

Research and Development (R&D)

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Research and development	$7,004	3%	$6,810	(10)%	$7,550
As a percentage of total revenue	13%		13%		9%

Research and development (R&D) expenses consist primarily of personnel expenses, clinical, regulatory and material costs. R&D expenses increased $194,000 in 2010, compared to 2009, which was due primarily to higher personnel expenses resulting from higher headcount in engineering relating to new product development programs.

In 2009 R&D expenses decreased by $740,000, compared to 2008, which was due primarily to lower headcount (partially resulting from a reduction-in-force that we implemented in the first-half of 2009) and a reduction in consulting services of $689,000. R&D expenses as a percentage of total revenue, increased to 13% in 2009, compared to 9% in 2008, due primarily to a function of lower revenue in 2009 mitigated by cost containment.

General and Administrative (G&A)

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009	% Change	2008
General and administrative	$9,576	(7)%	$10,320	(8)%	$11,270
As a percentage of total revenue	18%		19%		14%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased by $744,000 in 2010, compared to 2009, which was primarily attributable to:

•	a $626,000 reduction in bad debts expense due to a large non recurring expense in 2009; and
•	a $201,000 reduction in legal fees and legal settlement expenses.

In 2009 G&A expenses decreased by $950,000, compared to 2008. This decrease was primarily attributable to:

•	a decrease in legal, audit and tax consulting fees of $587,000, due to reduced fees from the consulting firms, partially offset by higher consulting fees related to our 2009 Option Exchange Program;
•	a decrease in personnel expenses of $206,000 due primarily to lower headcount (resulting from a reduction-in-force that we implemented in the first-half of 2009); partly offset by
•	an increase in bad debt expense of $392,000, resulting primarily from one leasing company that defaulted on its payment in the second quarter of 2009 due to it having significant financial problems.

Litigation Settlement

In 2009, we settled our TCPA class action lawsuit and in that regard recorded a charge of $850,000 for the cost of the settlement, net of administrative expenses and amounts that were recovered from our insurance carrier.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Interest income	$539	(61)%	$1,383	(56)%	$3,170
Other income (expense), net	44	(77)%	189	NA	(124)
Total Interest and other income, net	$583	(63)%	$1,572	(48)%	$3,046

Interest income decreased 61% in 2010, compared to 2009, and decreased 56% in 2009, compared to 2008. These decreases were due primarily to reduced tax-exempt interest yields, as a result of lower interest rates, and reduced investment balance. Our cash, cash equivalents, marketable investments and long-term investments measured and recognized at fair value were $96.8 million at December 31, 2010, $106.9 million at December 31, 2009 and $106.8 million December 31, 2008.

Other-Than-Temporary Impairments of Long-Term Investments

	Year Ended December 31,
(Dollars in thousands)	2010	% Change	2009	% Change	2008
Other-than-temporary impairment of long-term investments	$—	NA	$—	(100)%	$3,554

For the year ended December 31, 2008, we determined there was a decline in the fair value of our ARS investments for which we recorded a $3.6 million other-than-temporary impairment charge. See the ‘Critical Accounting Estimates’ section above, for additional details relating to the charge.

Provision (Benefit) for Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2010	$ Change	2009	$ Change	2008
Loss before income taxes	$(10,516)	$(1,745)	$(8,771)	$(5110)	$(3,661)
Provision (benefit) for income taxes	2	(8,906)	8,908	9,700	(792)
Effective tax rate	0%		(102)%		22%

We recognized a $2,000 income tax provision in 2010, resulting in a 0% effective tax rate, and due principally to a full valuation allowance applied against deferred tax assets arising during the year. We recognized an income tax provision of $8.9 million in 2009, despite losses before taxes. The provision was primarily due to the recording of a valuation allowance at the end of the third quarter of 2009 to reduce certain U.S. federal and state net deferred tax assets to their anticipated realizable value, of which $10.2 million related to our U.S. deferred tax assets as of December 31, 2008. This valuation allowance was offset by $1.3 million of certain tax benefits resulting from losses generated during fiscal 2009 that were carried-back to prior periods.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets we considered available positive and negative evidence, giving greater weight to our recent cumulative losses and our ability to carry-back losses against prior taxable income and lesser weight to our projected financial results due to challenges of forecasting future periods. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At the end of the quarter ended September 30, 2009, revisions in previously anticipated expectations and continued operating losses resulted in a valuation allowance against our tax benefits since it was not considered “more-likely-than-not” realizable. We also performed this evaluation as of the years ended December 31, 2009 and 2010 and determined the full valuation allowance was still required. Under current tax laws, this valuation allowance will not limit our ability to utilize federal and state deferred tax assets provided we can generate sufficient future taxable income in the U.S.

We anticipate we will continue to record a valuation allowance against the losses of certain jurisdictions, primarily U.S. federal and state, until such time as we are able to determine it is “more-likely-than-not” the deferred tax asset will be realized. Such position is dependent on whether there will be sufficient future taxable income to realize such deferred tax assets. We expect our future tax provisions (benefits), during the time such valuation allowances are recorded, will consist primarily of the tax expense of our non-U.S. jurisdictions that are profitable. Our effective tax rate may vary from period to period based on changes in estimated taxable income or loss by jurisdiction, changes to the valuation allowance, changes to federal, state or foreign tax laws, future expansion into areas with varying country, state, and local income tax rates, deductibility of certain costs and expenses by jurisdiction.

Net Loss and Net Loss per Diluted Share

	Year Ended December 31,
(Dollars in thousands, except per share data)	2010	% Change	2009	% Change	2008
Net loss	$(10,518)	(41)%	$(17,679)	516%	$(2,869)
Net loss per diluted share	$(0.78)	(41)%	$(1.33)	505%	$(0.22)

The $7.2 million decrease in net loss, and $0.55 decrease in net loss per diluted share in 2010, compared to 2009, was primarily attributable to:

•	a reduction in the tax provision by $8.9 million, which was principally a function of the deferred tax asset valuation allowances recorded in 2009;
•	lower operating expenses of $951,000, due primarily to the $850,000 litigation settlement expense in 2009 not being incurred in 2010;
•	offset by a decline in our gross profit by $1.7 million and other income by $989,000.

The $14.8 million increase in net loss, and $1.11 increase in net loss per diluted share in 2009, compared to 2008, was primarily attributable to lower revenue of $29.7 million, partially offset by a decrease of $11.9 million in operating expenses.

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

	As of December 31,
(Dollars in thousands)	2010	2009	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$12,519	$22,829	$(10,310)
Marketable investments	77,484	76,780	704
Long-term investments	6,784	7,275	(491)
Total	$96,787	$106,884	$(10,097)

Cash Flows

In summary, our cash flows were as flows:

	Year ended December 31,
(Dollars in thousands)	2010	2009	2008
Cash flows provided by (used in):
Operating activities	$(8,059)	$41	$4,340
Investing activities	(2,777)	(14,360)	20,644
Financing activities	526	608	502
Net increase (decrease) in cash and cash equivalents	$(10,310)	$(13,711)	$25,486

Cash Flows from Operating Activities

We used net cash of $8.1 million in operating activities during 2010, which was primarily attributable to:

•
$5.2 million used from net loss of $10.5 million after adjusting for non-cash related items of $5.3 million, consisting primarily of  stock based compensation expense of $4.7 million and depreciation and amortization expense of $717,000;

•
$2.6 million used as a result of a decrease in accrued liabilities due primarily to a reduction in the liability for warranty  costs of $253,000 resulting primarily from a reduction in the total units remaining under warranty, a decrease in accrued expenses of $1.4 million for payroll, professional services, sales & marketing, and other miscellaneous expenses resulting from continued cost containment initiatives, and a reduction of approximately $950,000 for the pay out of our prior year accrual for the TCPA class action lawsuit; and

•
$1.2 million used as a result of a decrease in deferred revenue due primarily to a reduction in deferred service contracts resulting from a decline in our sales unit volume in 2009 and a reduction in the pricing charged for service contracts; partially offset by

•
$2.3 million generated from a reduction in other current assets and prepaid expenses, resulting primarily from a reduction in accrued interest and unamortized discounts related to our marketable and long-term investments.

We generated net cash from operating activities of $41,000 in 2009, which was primarily attributable to:

•
$849,000 used from net loss of $17.7 million after adjusting for non-cash related items of $16.8 million, consisting primarily of a valuation allowance on our deferred tax asset of $10.5 million, stock-based compensation expense of $4.2 million, net increase in the allowance for doubtful accounts of $525,000 due primarily to one leasing company that has defaulted on its payment, and an increase in the provision for excess and obsolete inventories of $611,000 resulting from the reduced future demand for our products; and

•
$3.5 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing beginning in 2010, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts in response to improved product reliability and to a tougher economy; offset by

•
$2.9 million of cash generated by the decrease in gross inventory balance from December 31, 2009 to December 31, 2010, that resulted from slowing our inventory build to better match the reduced sales of our products; and

•
$1.9 million of cash generated by the decrease in gross accounts receivable balance from December 31, 2009 to December 31, 2010 that resulted from the collection of the higher 2009 year-end accounts receivable balances.

Cash Flows from Investing Activities

We used net cash of $2.8 million from investing activities in 2010, which was primarily attributable to:

•
$85.3 million in net proceeds from the sales and maturities of $650,000 of our ARS investments and due to us diversifying out of municipal securities into other secure financial instruments; partially offset by

•	$87.8 million of cash used to purchase marketable investments; and
•	$275,000 of cash used to purchase property and equipment.

We used net cash of $14.4 million from investing activities in 2009, which was primarily attributable to:

•	$53.7 million of cash used to purchase marketable investments; partially offset by
•	$39.4 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2010 was $526,000, which resulted from $518,000 of cash generated by the issuance of stock through our stock option and employee stock purchase plans and $8,000 of excess tax benefits related to stock-based compensation expenses reclassified from operating activities to financing activities.

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

 Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable and long-term investments of $96.8 million as of December 31, 2010. Of this amount, we had $6.8 million invested in long-term ARS investments (see ‘Critical Accounting Policies and Estimates’ section above, for a full description of our long-term investments in ARS). We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Contractual Obligations

The following are our obligations for future minimum lease commitments related to facility leases as of December 31, 2010:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,632	$1,688	$2,790	$2,501	$2,653

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2010. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $477,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of December 31, 2010. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

Other

In the normal course of business, we enter into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, we have entered into indemnification agreements with each of our directors and executive officers. Our exposure under the various indemnification obligations is unknown and not reasonably estimable as they involve future claims that may be made against us. As such, we have not accrued any amounts for such obligations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $651,000 as of December 31, 2010.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our holdings in ARS investments and auctions for all of our investments in these securities failed until December 31, 2008. In 2010 and 2009, approximately $650,000 and $4.4 million, respectively of our original $13.4 million par value portfolio has been redeemed in full and as of December 31, 2010 we had $8.3 million par value (fair value of $6.8 million) of long-term ARS, whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. We currently classify all of these investments as long-term investments in our Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a loss of approximately $34,000 in 2010, which is included in our Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2010, 2009 and 2008 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	69

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Cutera, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cutera, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers

San Jose, California
March 15, 2011

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$12,519	$22,829
Marketable investments	77,484	76,780
Accounts receivable, net of allowance for doubtful accounts in 2010 and 2009 of $20 and $586, respectively	4,208	3,327
Inventories	6,448	6,408
Deferred tax asset	63	175
Other current assets and prepaid expenses	2,740	2,785
Total current assets	103,462	112,304
Property and equipment, net	597	847
Long-term investments	6,784	7,275
Intangibles, net	637	829
Deferred tax asset, net of current portion	325	97
Total assets	$111,805	$121,352
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,296	$1,081
Accrued liabilities	6,194	9,048
Deferred revenue	5,633	6,160
Total current liabilities	13,123	16,289
Deferred rent	1,501	1,493
Deferred revenue, net of current portion	1,287	1,968
Income tax liability	477	749
Total liabilities	16,388	20,499
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 13,629,713 and 13,436,163 shares in 2010 and 2009, respectively	14	13
Additional paid-in capital	90,423	85,248
Retained earnings	6,736	17,254
Accumulated other comprehensive loss	(1,756)	(1,662)
Total stockholders’ equity	95,417	100,853
Total liabilities and stockholders’ equity	$111,805	$121,352

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Net revenue	$53,274	$53,682	$83,379
Cost of revenue	23,058	21,759	32,358
Gross profit	30,216	31,923	51,021
Operating expenses:
Sales and marketing	24,735	24,286	35,354
Research and development	7,004	6,810	7,550
General and administrative	9,576	10,320	11,270
Litigation settlement	—	850	—
Total operating expenses	41,315	42,266	54,174
Loss from operations	(11,099)	(10,343)	(3,153)
Interest and other income, net	583	1,572	3,046
Other-than-temporary impairments of long-term investments	—	—	(3,554)
Loss before income taxes	(10,516)	(8,771)	(3,661)
Provision (benefit) for income taxes	2	8,908	(792)
Net loss	$(10,518)	$(17,679)	$(2,869)

Net loss per share:
Basic and diluted	$(0.78)	$(1.33)	$(0.22)
Weighted-average number of shares used in per share calculations:
Basic and diluted	13,540	13,279	12,770

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Deferred Stock-Based	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (loss)	Equity

Balance at December 31, 2007	12,738,449	13	74,871	—	34,279	190	109,353
Issuance of common stock for employee purchase plan	50,693	—	464	—	—	—	464
Exercise of stock options	8,449	—	45	—	—	—	45
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	8,444	—	(51)	—	—	—	(51)
Share-based compensation expense	—	—	5,220	—	—	—	5,220
Tax benefit from exercises of stock-based payment awards	—	—	(231)	—	—	—	(231)
Components of other comprehensive loss:
Net loss	—	—	—	—	(2,869)	—	(2,869)
Other comprehensive income, net of tax of $230	—	—	—	—	—	177	177
Comprehensive loss	—	—	—	—	—	—	(2,692)
Balance at December 31, 2008	12,806,035	$13	$80,318	$—	$31,410	$367	$112,108
Issuance of common stock for employee purchase plan	59,365	—	326	—	—	—	326
Exercise of stock options	527,721	—	291	—	—	—	291
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	43,042	—	(32)	—	—	—	(32)
Share-based compensation expense	—	—	4,236	—	—	—	4,236
Tax benefit from exercises of stock-based payment awards	—	—	109	—	—	—	109
Change in accounting principle (see Note 1)	—	—	—	—	3,523	(3,523)	—
Components of other comprehensive loss:
Net loss	—	—	—	—	(17,679)	—	(17,679)
Other comprehensive income, net of full valuation allowance on tax effect	—	—	—	—	—	1,494	1,494
Comprehensive loss	—	—	—	—	—	—	(16,185)
Balance at December 31, 2009	13,436,163	$13	$85,248	$—	$17,254	$(1,662)	$100,853

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(continued)

	Common Stock		Additional Paid-in	Deferred Stock-Based	Retained	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Compensation	Earnings	Income (loss)	Equity

Balance at December 31, 2009	13,436,163	$13	$85,248	$—	$17,254	$(1,662)	$100,853
Issuance of common stock for employee purchase plan	43,859	—	306	—	—	—	306
Exercise of stock options	90,362	1	337	—	—	—	338
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	59,329	—	(126)	—	—	—	(126)
Share-based compensation expense	—	—	4,650	—	—	—	4,650
Tax benefit from exercises of stock-based payment awards	—	—	8	—	—	—	8
Components of other comprehensive loss:
Net loss	—	—	—	—	(10,518)	—	(10,518)
Other comprehensive income, net of full valuation allowance on tax effect	—	—	—	—	—	(94)	(94)
Comprehensive loss	—	—	—	—	—	—	(10,612)
Balance at December 31, 2010	13,629,713	$14	$90,423	$—	$6,736	$(1,756)	$95,417

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(10,518)	$(17,679)	$(2,869)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	4,650	4,236	5,220
Tax benefit (deficit) from stock-based compensation	8	109	(231)
Excess tax benefit related to stock-based compensation	(8)	(23)	(44)
Depreciation and amortization	717	860	904
Provision for excess and obsolete inventories	235	611	409
Other-than-temporary impairments of long-term investments	—	—	3,554
Change in allowance for doubtful accounts	(122)	525	52
Change in deferred tax asset net of valuation allowance	(116)	10,512	(1,892)
Gain on sale of marketable and long term investments, net	(74)	(103)	(6)
Other	—	—	6
Changes in assets and liabilities:
Accounts receivable	(759)	1,940	4,848
Inventories	(275)	2,908	(2,803)
Other current assets	2,314	1,014	1,354
Accounts payable	215	(609)	(660)
Accrued liabilities	(2,646)	42	(4,739)
Deferred rent	(200)	(62)	74
Deferred revenue	(1,208)	(3,537)	1,101
Income tax liability	(272)	(703)	62
Net cash provided by (used in) operating activities	(8,059)	41	4,340
Cash flows from investing activities:
Acquisition of property and equipment	(275)	(154)	(703)
Proceeds from sales of marketable and long-term investments	42,830	27,914	55,104
Proceeds from maturities of marketable investments	42,505	11,535	30,065
Purchase of marketable and long-term investments	(87,837)	(53,655)	(63,822)
Net cash provided by (used in) investing activities	(2,777)	(14,360)	20,644
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	518	585	458
Excess tax benefit related to stock-based compensation	8	23	44
Net cash provided by financing activities	526	608	502
Net increase (decrease) in cash and cash equivalents	(10,310)	(13,711)	25,486
Cash and cash equivalents at beginning of year	22,829	36,540	11,054
Cash and cash equivalents at end of year	$12,519	$22,829	$36,540
Supplemental and non-cash disclosure of cash flow information:
Cash paid (received) for income taxes	$272	$(578)	$2,098

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation.

Cutera, Inc. (Cutera or the Company) is a global provider of laser and light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus and Excel V (introduced in 2011) product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and dermal fillers and cosmeceuticals.

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

The Company holds a variety of interest bearing auction rate securities (ARS) that represent investments in pools of student loan assets issued by the Federal Family Education Loan Program (FELP). At the time of acquisition, the majority of ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. However, since 2009 $5.1 million of ARS were redeemed at full par value. Maturity dates for the ARS investments in the Company’s portfolio range from 2028 to 2043.

As of December 31, 2010, the Company had $6.8 million of ARS classified as long-term investments. The Company has classified its ARS investment balance as long-term investments in the accompanying Consolidated Balance Sheet because of the Company’s belief that it could take more than one year before they are readily marketable. The Company’s ARS have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. The estimated fair value of the Company’s ARS investments was $6.8 million at December 31, 2010 and $7.4 million at December 31, 2009.

Fair Value Measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Carrying amounts of the Company’s financial instruments, including cash equivalents, marketable investments, accounts receivable, accounts payable and accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.

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

Impairment of Marketable Investments and ARS Securities.

The Company reviews its marketable and long term investments for impairment on a quarterly basis. If it concludes that any of these investments are impaired, it determines whether such impairment is other-than-temporary. Factors that the Company considers to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and its intent to sell, or whether it is more likely than not that it will be required to sell, the investment before recovery.

Beginning April 1, 2009, if an entity intends to sell, or if it is more likely than not that we will be required to sell, an impaired debt security prior to recovery of its cost basis, the security is other-than-temporarily impaired and the full amount of the impairment is required to be recognized as a loss through earnings. Otherwise, losses on securities which are other-than-temporarily impaired are separated into:

(iii)	the portion of loss which represents the credit loss; or
(iv)	the portion which is due to other factors.

The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. At December 31, 2010, the Company had approximately $8.3 million of par value ARS investments on which with it had recognized approximately $1.5 million in unrealized other-than-temporary losses. Given the Company believed that such losses were not credit related, it has included them in accumulated comprehensive loss.

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

The Company invests in debt instruments—including bonds and ARS—of the U.S. Government, its agencies and municipalities. In addition, starting from 2010, the Company has invested in other high grade investments such as commercial paper and corporate bonds. By policy, the Company restricts its exposure to any single issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months.

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

Impairment of Long-lived Assets.

The Company reviews long-lived assets, including property and equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company would recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2010, there have been no such impairments.

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

Revenue Recognition.

Product, Upgrade, Titan hand piece refill, and Dermal filler and cosmeceutical revenue is recognized when title and risk of ownership has been transferred, provided that:

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

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2010, 2009, and 2008 was $13.2 million, $13.2 million, and $11.4 million, respectively.

Shipping and Handling Costs.

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

Research and Development Expenditures.

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs.

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses were $947,000 in 2010, $891,000 in 2009, and $1.9 million in 2008.

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

The Company includes as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. The amount of cash received from the exercise of stock options and employee stock purchases was $518,000 in 2010, $585,000 in 2009, and $458,000 in 2008, and the total direct tax benefit (deficit) realized, including the excess tax benefit (deficit), from stock-based award activity was $8,000 in 2010, $109,000 in 2009, and ($231,000) in 2008. The Company elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Statement of Operations.

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

Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, the Company relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and its forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of September 30, 2009, the Company could not sustain a conclusion that it was more likely than not that the Company would realize any of its deferred tax assets resulting from its cumulative losses reported in the recent past as well as other factors. Consequently, the Company established a valuation allowance against those deferred tax assets. The Company also performed this evaluation as of December 31, 2010, and determined the full valuation allowance was still required.

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

On April 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the recognition and presentation of other-than-temporary impairments. A cumulative effect adjustment was required to accumulated earnings and a corresponding adjustment to accumulated other comprehensive income (loss) to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. As a result of the implementation of this pronouncement, the Company reclassified the cumulative effect of the non-credit portion of previously recognized other-than-temporarily impaired adjustments of $3.5 million by increasing accumulated earnings and decreasing accumulated other comprehensive loss.

Foreign Currency.

The U.S. dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at period end and historical exchange rates, respectively. Sales and operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2010. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2010.

New Accounting Standards.

In October 2009, the FASB amended the accounting standards for revenue recognition to remove tangible products containing software components and non-software components that function together to deliver the product’s essential functionality from the scope of the software revenue recognition guidance. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition.

In addition, the FASB also amended the accounting standards for multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
•
require an entity to allocate revenue in an arrangement using estimated selling price (ESP) of deliverables if a vendor does not first have vendor-specific objective evidence (VSOE) of selling price or secondly does not have third-party evidence (TPE) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

Multiple-element arrangements- A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of the Company’s units of accounting did not change with the adoption of the new revenue recognition guidance. and as such the Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

Both the above mentioned updates are effective for the Company from January 1, 2011 and the Company has elected to apply them  prospectively to new or materially modified revenue arrangements after its effective date. The Company does not expect the adoption of this guidance to have a material impact on its Consolidated Financial Statements and results of operations.

NOTE 2—INVESTMENT SECURITIES:

The following tables summarize cash, cash equivalents, marketable securities and long term investments (in millions):

	December 31,
	2010	2009
Cash and cash equivalents:
Cash	$1,989	$3,483
Cash equivalents:
Money market funds	8,330	19,346
Commercial paper	2,200	—
Total cash and cash equivalents	12,519	22,829

Marketable securities:
U.S. government notes	2,070	—
U.S. government agencies	24,087	—
Municipal securities	15,011	76,680
Commercial Paper	11,465	—
Corporate debt securities	24,851	—
ARS	—	100
Total marketable securities	77,484	76,780

Long-term investments in ARS	6,784	7,275
Total cash, cash equivalents, marketable securities and long term investments	$96,787	$106,884

The following table summarizes unrealized gains and losses related to our marketable investments and long term investments, both designated as available-for-sale (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value
Cash and cash equivalents	$12,519	$—	$—	$12,519

Marketable investments
U.S. government notes	2,069	1	—	2,070
U.S. government agencies	24,088	17	(18)	24,087
Municipal securities	15,029	2	(20)	15,011
Commercial Paper	11,459	7	(1)	11,465
Corporate debt securities	24,825	55	(29)	24,851
Total marketable securities	77,470	82	(68)	77,484

Long-term investments in ARS	8,325	—	(1,541)	6,784
Total cash, cash equivalents, marketable securities and long term investments	$98,314	$82	$(1,609)	$96,787

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$22,829	$—	$—	$22,829
Marketable investments:
Municipal securities	76,512	182	(14)	76,680
ARS	100	—	—	100
Total marketable investments	76,612	182	(14)	76,780
Long-term investments in ARS	8,875	—	(1,600)	7,275
Total cash, cash equivalents, marketable securities and long term investments	$108,316	$182	$(1,614)	$106,884

The following table summarizes the estimated fair value of our marketable investments and long term investments classified by the contractual maturity date of the security as of December 31, 2010 (in thousands):

Amount
Due in less than one year (fiscal year 2011)	$41,796
Due in 1 to 3 years (fiscal year 2012- 2013)	35,688
Due in 3 to 5 years (fiscal year 2014-2015)	—
Due in 5 to 10 years (fiscal year 2016-2021)	—
Due in greater than 10 years (fiscal year 2022 and beyond)	6,784
$84,268

Fair Value Measurements

As of December 31, 2010, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$10,531	$—	$—	$10,531
Short term marketable investments:
Available-for-sale securities	—	77,484	—	77,484
Long-term investments:
Available-for-sale ARS	—	—	6,784	6,784
Total assets at fair value	$10,531	$77,484	$6,784	$94,799

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

At December 31, 2010, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in ARS and classified as long-term investments, for the year ended December 31, 2010 (in thousands):

December 31, 2010
Balance at December 31, 2009	$7,275
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	(26)
Purchases, issuance, and settlements	(465)
Transfers in and/or out of Level 3	—
Balance at December 31, 2010	$6,784

NOTE 3—BALANCE SHEET DETAIL:

Accounts Receivable:

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses existing in accounts receivable and is based on historical write-off experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company had one customer who accounted for 10% at December 31, 2010 and 29% at December 31, 2009 of the Company’s total accounts receivable balance.

Inventories:

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$4,204	$3,775
Finished goods	2,243	2,633
Total	$6,447	$6,408

Property and Equipment, net:

Property and equipment, net consists of the following (in thousands):

	December 31,
	2010	2009
Leasehold improvements	$361	$347
Office equipment and furniture	2,702	2,610
Machinery and equipment	2,688	2,519
	5,751	5,476
Less: Accumulated depreciation	(5,154)	(4,629)
Property and equipment, net	$597	$847

Depreciation expense related to property and equipment was $525,000 in 2010, $664,000 in 2009, and $702,000 in 2008.

Intangible Assets:

Intangible assets were principally comprised of a patent sublicense acquired from Palomar in 2006, a technology sublicense acquired in 2002 and other intangible assets acquired in 2007. The components of intangible assets at December 31, 2010 and 2009 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
December 31, 2010
Patent sublicense	$1,218	$656	$562
Technology sublicense	538	463	75
Total	$1,756	$1,119	$637
December 31, 2009
Patent sublicense	$1,218	$517	$701
Technology sublicense	538	410	128
Other intangibles	20	20	—
Total	$1,776	$947	$829

Amortization expense for intangible assets was $192,000 in 2010, $196,000 in 2009, and $202,000 in 2008.

Based on intangible assets recorded at December 31, 2010, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending December 31,	Amount
2011	192
2012	158
2013	138
2014	138
2015	11
Total	$637

Accrued Liabilities:

Accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Payroll and related expenses	$3,035	$3,216
Sales tax	809	748
Warranty	796	1,049
Royalty	475	476
Professional fees	335	733
Customer deposits	131	667
Sales and marketing accruals	131	325
Other	482	884
Litigation accrual - Telephone Consumer Protection Act (see Note 11)	—	950
Total	$6,194	$9,048

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

Warranty Accrual (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$1,049	$1,916
Add: Accruals for warranties issued during the year	3,061	2,059
Less: Settlements made during the year	(3,314)	(2,926)
Balance at end of year	$796	$1,049

Deferred Service Contract Revenue (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$8,128	$11,665
Add: Payments received	8,254	6,585
Less: Revenue recognized	(9,617)	(10,122)
Balance at end of year	$6,765	$8,128

Costs incurred under service contracts amounted to $4.3 million in 2010, $4.7 million in 2009, and $4.4 million in 2008, and are recognized as incurred.

NOTE 5—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE:

Stock Option Plans.

As of December 31, 2010, the Company had the following stock-based employee compensation plans:

2004 Employee Stock Purchase Plan.

On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, or 2004 ESPP, eligible employees are permitted to purchase common stock at a discount through payroll deductions. The 2004 ESPP offering and purchase periods are for approximately six months. Shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of (i) 600,000 shares, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. The Company’s Board of Directors voted not to increase the shares available for future grant on January 1, 2010 and reserved 256,121 shares on January 1, 2009. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the offering period. Under the 2004 ESPP the Company issued 43,859 shares in 2010 and 59,365 shares in 2009. At December 31, 2010, 1,102,097 shares remained available for future issuance.

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

Shares of common stock approved under the 2004 Equity Incentive Plan was increased on the first day of each fiscal year, commencing in 2005, by an amount equal to the lesser of: (i) 5% of the outstanding shares on the first day of such year; (b) 2 million shares; or, (c) an amount determined by the Board of Directors. The Company added 636,922 shares to the 2004 Equity Incentive Plan on January 1, 2009. During 2009, the 2004 Equity Incentive Plan was amended to remove this feature beginning in 2010.

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

Under the 2004 Equity Incentive Plan, in May 2010 the Company’s Board of Directors approved the grant of 37,266 Restricted Stock Units (RSU) to non-employee members of the Board of Directors that vested immediately on the date of grant. In addition, the Company’s Board of Directors granted 109,025 RSUs to certain members of the Company’s management that vested one-third on June 1, 2010 and one-third will vest on June 1, 2011 and 2012. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the share-based compensation expense using the straight-line method over the vesting period.

The Company issues new shares upon the exercise of options, restricted stock units and ESPP shares.

Option Exchange Program.

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

Option Activity.

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2007	2,047,649	2,417,575	$14.22
Additional shares reserved	636,922	—	—
Options granted	(888,150)	888,150	$10.77
Options exercised	—	(8,449)	$5.39
Options cancelled or forfeited	215,543	(215,543)	$18.69
Restricted stock units cancelled or forfeited	1,125	—	—
Balances as of December 31, 2008	2,013,089	3,081,733	$12.94	4.58	$6.0
Options granted(2)	(1,409,371)	1,409,371	$8.51
Options exercised	—	(527,721)	$0.55
Options cancelled (expired or forfeited)(2)	1,270,828	(1,270,828)	$17.55
Stock awards granted	(36,540)	—	—
Restricted stock units cancelled (expired or forfeited)	2,375	—	—
Balances as of December 31, 2009	1,840,381	2,692,555	$10.87	5.05	$1.6
Options granted(2)	(961,500)	961,500	$10.14
Options exercised	—	(90,362)	$3.74
Options cancelled (expired or forfeited)(2)	267,274	(267,274)	9.91
Stock awards granted	(146,291)	—	—
Restricted stock units cancelled (expired or forfeited)	5,583	—	—
Balances as of December 31, 2010	1,005,447	3,296,419	$10.93	4.4	$1.1
Exercisable as of December 31, 2010		1,679,268	$12.12	3.29	$1.0

(1)	Based on the closing stock price of the Company’s stock of $8.29 on December 31, 2010, $8.51 on December 31, 2009 and $8.87 on December 31, 2008.
(2)
Included in options granted and options cancelled are shares granted and cancelled in connection with the Company’s Option Exchange Program in 2009 (see ‘Option Exchange Program’ above for more details).

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised was $128,000 in 2010, $3.2 million in 2009, and $57,000 in 2008. The options outstanding and exercisable at December 31, 2010 were in the following exercise price ranges:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
$2.50–$7.73	332,350	2.78	265,932	$4.37
$8.02–$8.02	23,542	3.37	11,511	8.02
$8.49–$8.49	429,753	3.19	336,908	8.49
$8.56–$8.56	3,750	5.56	1,407	8.56
$8.66–$8.66	725,324	5.14	309,446	8.66
$8.81–$9.74	66,000	4.70	40,188	9.62
$10.24–$10.24	791,000	6.21	—	—
$10.43–$13.30	343,433	4.24	144,836	11.83
$13.54–$23.75	449,017	3.19	447,893	18.79
$24.46–$34.45	132,250	2.14	121,147	24.96
$2.50–$34.45	3,296,419	4.40	1,679,268	$12.12

As of December 31, 2009 there were 1,253,360 options that were exercisable at a weighted average exercise price of $12.54.

Restricted Stock Units and Stock Awards.

Information with respect to restricted stock units activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2009	—	$—
Granted	146,291	$10.09
Vested(2)	(73,612)	$10.09	$680	(3)
Forfeited	(5,583)	$10.09
Outstanding at December 31, 2010	67,096	$10.09

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(2)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(3)	On the grant date, the fair value for these vested awards was $743,000.

Stock-Based Compensation.

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Stock options	$3,628	$3,763	$4,783
RSUs and Stock awards	927	360	257
ESPP	95	113	180
Total share-based compensation expense	4,650	4,236	5,220
Tax effect on share-based compensation at the marginal tax rates	(1,725)	(1,452)	(1,788)
Net share-based compensation expense	$2,925	$2,784	$3,432

Total pre-tax stock-based compensation expense by department recognized during the year ended December 31, 2010, 2009 and 2008 was as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of revenue	$724	$717	$846
Sales and marketing	1,189	1,044	1,657
Research and development	629	473	628
General and administrative	2,108	2,002	2,089
Total share-based compensation expense	$4,650	$4,236	$5,220

As of December 31, 2010, the unrecognized compensation cost, net of expected forfeitures, was $5.5 million for stock options and stock awards, which will be recognized using the straight- line attribution method over an estimated weighted-average remaining amortization period of 2.40 years. For ESPP, the unrecognized compensation cost, net of expected forfeitures, was $29,000, which will be recognized using the straight- line attribution method over an estimated weighted-average amortization period 0.33 years.

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

	Stock Options			Stock Purchase Plan
	2010	2009	2008	2010	2009	2008
Estimated fair value of grants during the year	$3.76	$3.93	$5.29	$2.41	$2.39	$4.52
Expected term (in years)(1)	3.84	4.23	4.68	0.50	0.50	0.50
Risk-free interest rate(2)	1.73%	2.6%	3.2%	0.2%	0.1%	1.9%
Volatility(3)	46%	55%	55%	40%	52%	51%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

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
(3)
Expected volatility is a 50%/50% blend of implied and historical volatility. The Company has determined that this is a more reflective measure of market conditions and a better indicator of expected volatility, than its limited historical volatility since the IPO of its common stock.

(4)	The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the share-based payment expense accordingly.

NOTE 6: COMMON STOCK REPURCHASES

Restricted Stock Unit Withholdings

The Company issues restricted stock units as part of its equity incentive plans, which are described more fully in “Note 5—Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense.” For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements paid on behalf of the employees. The Company withheld 14,283 in 2010, 3,934 in 2009, and 4,992 in 2008, shares of common stock to satisfy its employees’ tax obligations of $126,000 in 2010, $32,000 in 2009, and $51,000 in 2008. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 7—INCOME TAXES:

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$(154)	$(1,973)	$1,009
State	37	32	305
Foreign	235	338	382
	118	(1,603)	1,696
Deferred:
Federal	(45)	9,686	(2,313)
State	45	871	(78)
Foreign	(116)	(46)	(97)
	(116)	10,511	(2,488)
Provision (benefit) for income taxes	$2	$8,908	$(792)

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2010	2009(1)
Net operating loss(1)	$6,281	$2,403
Stock-based compensation	5,644	4,499
Other accruals and reserves	3,385	4,631
Credits	1,488	1,184
Capital loss	558	539
Foreign	388	272
Accrued warranty	303	401
Other	63	78
Deferred tax asset	18,110	14,007
Depreciation and amortization	146	103
Net deferred tax asset before valuation allowance	18,256	14,110
Valuation allowance(1)	(17,868)	(13,838)
Net deferred tax asset after valuation allowance	$388	$272

(1) The Company revised the 2009 tax footnote to reduce deferred tax assets by approximately $1.1 million related to future tax benefits for net operating losses that were not properly recorded in the previous period. This reduction in deferred taxes was offset by a corresponding reduction in the valuation allowance, and as such had no impact to the Consolidated Financial Statements, earnings per share, statement of cash flows, or statement of equity for any period presented.

Due to uncertainties surrounding the realization of U.S. deferred tax assets through future taxable income, the Company has provided a full valuation allowance and, therefore, has not recognized any benefits from the U.S. net operating losses and other U.S. deferred tax assets. The valuation allowance balance was approximately $13.8 million, $1.4 million and $0 at January 1, 2010, 2009 and 2008, respectively. Additions to the valuation allowance were approximately $5.4 million, $13.1 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. Deductions to the valuation allowance were approximately $1.4 million, $660,000 and $0 for the years ended December 31, 2010, 2009 and 2008, respectively. The valuation allowance balance was approximately $17.9 million, $13.8 million and $1.4 million at December 31, 2010, 2009 and 2008, respectively.

The differences between the U.S. federal statutory income tax rate to the Company’s effective tax are as follows:

	Year Ended December 31,
	2010	2009(1)	2008
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State tax rate, net of federal benefit	2.81	(0.86)	(2.38)
Benefit for research and development credit	2.97	1.06	11.07
Decreases related to release of unrecognized tax benefits due to the lapsing of statute of limitations	2.59	0.71	2.66
Tax-exempt interest	0.98	5.42	27.85
Meals and entertainment	(0.63)	(0.76)	(3.45)
Income tax refund	(1.13)	11.00	—
Stock-based compensation	(1.54)	(8.91)	(5.65)
Valuation allowance(1)	(38.31)	(142.18)	(37.34)
Other	(2.74)	(2.05)	(6.13)
Effective tax rate	0.00%	(101.57)%	21.63%
 (1) The Company revised the 2009 tax footnote to reduce deferred tax assets by approximately $1.1 million related to future tax benefits for net operating losses that were not properly recorded in the previous period. This reduction in deferred taxes was offset by a corresponding reduction in the valuation allowance, and as such had no impact to the Consolidated Financial Statements, earnings per share, statement of cash flows, or statement of equity for any period presented.

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company reviews the deferred tax asset and valuation allowance on a quarterly basis, and considers whether positive and negative evidence exists to effect the realization of deferred tax assets. After considering both the positive and negative evidence as of September 30, 2009, the Company determined that it was not more-likely-than-not that it would realize the full value of its deferred tax assets. As a result, in 2009 the Company established a valuation allowance of $10.2 million against the net deferred tax asset balance as of December 31, 2008. In addition, the Company recorded a valuation allowance against its deferred tax assets generated in 2009 and 2010, which resulted in a valuation allowance of $17.9 million as of December 31, 2010.

As of December 31, 2010, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $17.0 million and $5.6 million, respectively. The federal net operating loss carry-forwards expire through the year 2030 and the state net operating loss carry-forwards expire at various dates through the year 2030. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets.

As of December 31, 2010, the Company had research and development tax credits for federal and state income tax purposes of approximately $2.9 million and $3.2 million, respectively. The federal research and development tax credits expire through the year 2030. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company maintained a valuation allowance against these tax credits at December 31, 2010.

At December 31, 2010, the Company had an aggregate of approximately $3 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. The Company has determined that it is not practical for it to determine the additional tax of remitting these earnings.

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

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits from December 31, 2009 to December 31, 2010 (in thousands):

	Year Ended December 31,
	2010	2009	2008
Balance at beginning of year	$787	$1,640	$1,500
Increases related to prior year tax positions	—	88	—
Decreases related to prior year tax positions	(29)	(857)	(98)
Increases related to current year tax positions	24	29	258
Decreases related to lapsing of statute of limitations	(227)	(113)	(20)
Balance at end of year	$555	$787	$1,640

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate were approximately $405,000 and $737,000 as of December 31, 2010 and 2009, respectively. The Company had accrued approximately $71,000 and $117,000 for payment of interest as of December 31, 2010 and 2009, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not change within the next 12 months.

NOTE 8—NET LOSS PER SHARE:

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2010	2009	2008
Numerator:
Net loss—basic and diluted	$(10,518)	$(17,679)	$(2,869)
Denominator:
Weighted-average number of common shares outstanding used in computing basic net loss per share	13,540	13,279	12,770
Dilutive potential common shares used in computing diluted net loss per share	—	—	—
Total weighted-average number of shares used in computing diluted net loss per share	13,540	13,279	12,770

Anti-dilutive Securities

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the years presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2010	2009	2008
Options to purchase common stock	3,187	2,746	2,882
Restricted stock units	48	5	19
Employee stock purchase plan shares	66	84	94
Total	3,301	2,835	2,995

NOTE 9—DEFINED CONTRIBUTION PLAN:

In the United States, the Company has an employee savings plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. From April 1999 to December 31, 2008, the Company made discretionary matching contributions of 50% to 75% of all U.S. employees’ contributions in each 401(k) Plan year. The Company made no discretionary contributions in 2010 and 2009 and made discretionary contributions of $572,000 in 2008 under the 401(k) Plan.

For the Company’s Japanese subsidiary, it has established an employee retirement plan at its discretion. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2010, and the related expense for each of the three years then ended was not significant.

NOTE 10—SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION:

In accordance with the FASB ASC 280 guidance on disclosures about segments of an enterprise and related information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under the FASB’s ASC 280 guidance, is a combination of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer. To date, the Company has viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – the sale of aesthetic medical equipment and services, and distribution of cosmeceutical and dermal filler products, to qualified medical practitioners. In addition, substantially all of the Company’s long-lived assets are located in one facility in the United States. As a result, the financial information disclosed in the Company’s Consolidated Financial Statements represents all of the material financial information related to the Company’s operating segment. The following table summarizes revenue by geographic region, which is based on the shipping location of where the product is delivered, and product category (in thousands):

	Year Ended December 31,
	2010	2009(1)	2008(1)
Revenue mix by geography:
United States	$19,337	$21,019	$41,683
Japan	13,625	9,636	10,929
Asia, excluding Japan	5,131	4,727	5,713
Europe	5,801	7,087	10,522
Rest of the world	9,380	11,213	14,532
Consolidated total	$53,274	$53,682	$83,379
Revenue mix by product category:
Products	$27,808	$26,842	$57,821
Upgrades	4,824	6,343	8,361
Service	13,231	13,186	11,358
Titan hand piece refills	3,863	5,599	5,662
Dermal filler and cosmeceuticals(1)	3,548	1,712	177
Consolidated total	$53,274	$53,682	$83,379

(1) Beginning in 2010, we classified revenue from Dermal fillers and cosmeceuticals product in the revenue category ‘Dermal fillers and cosmeceuticals.’ Previously, we classified this revenue under the category of ‘Products.’ As such, we reclassified the 2009 and 2008 revenue from ‘Products’ to ‘Dermal fillers and cosmeceuticals.’

The Company had one customer that represented net revenue of 5% in 2010, 7% in 2009 and 14% in 2008.

The Company had one customer that accounted for 10% at December 31, 2010 and 29% at December 31, 2009 of the Company’s total accounts receivable balance.

NOTE 11—COMMITMENTS AND CONTINGENCIES:

Facility Leases.

The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires in 2017. In addition, the Company has leased office facilities in certain international countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,790	Three leases, of which two expire in May 2012, and one expires in July 2013, but may be cancelled at any time with a six-month notice.
Switzerland	Approximately 3,174	One lease expiring March 2013.
France	Approximately 450	Lease expires in November 2011, but may be cancelled at any time with a three-month notice.
Spain	Approximately 175	Lease automatically renews at the end of each six-month period.

As of December 31, 2010, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2011	$1,688
2012	1,509
2013	1,281
2014	1,232
2015	1,269
2016 and thereafter	2,653
Total Future minimum rental payments	$9,632

Gross rent expense was $1.7 million in 2010, $1.6 million in 2009 and $1.7 million in 2008.

Purchase Commitments.

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2010.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of its directors and executive officers. The Company’s exposure under its various indemnification obligations is unknown and not reasonably estimable as they involve future claims that may be made against the Company. As such, the Company has not accrued any amounts for such obligations.

Litigation

A Telephone Consumer Protection Act, or TCPA, class action lawsuit was filed against the Company in January 2008 and settled in 2009 on a class-wide basis. In 2009, the Company paid a total of $950,000 in exchange for a full release of all claims and recorded a charge of $850,000 in its 2009 Consolidated Statements of Operations for the cost of the settlement, net of the administrative expenses and contributions from its insurance carrier.

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of December 31, 2010, the Company was not a party to any material pending litigation other than those described above in the “Litigation” section.

NOTE 12—SUBSEQUENT EVENT:

Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in Notes to Consolidated Financial Statements as of December 31, 2010.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010	Dec. 31, 2009	Sept. 30, 2009	June 30, 2009	March 31, 2009
Net revenue	$15,216	$12,092	$12,217	$13,749	$15,416	$12,171	$11,665	$14,430
Cost of revenue	6,233	5,661	5,335	5,829	5,783	4,910	5,130	5,936
Gross profit	8,983	6,431	6,882	7,920	9,633	7,261	6,535	8,494
Operating expenses:
Sales and marketing	6,123	5,799	6,452	6,361	6,100	5,112	6,071	7,003
Research and development	2,173	1,871	1,506	1,454	1,888	1,684	1,495	1,743
General and administrative	2,238	2,352	2,744	2,242	2,063	2,121	3,616	2,520
Litigation settlement	—	—	—	—	—	—	—	850
Total operating expense	10,534	10,022	10,702	10,057	10,051	8,917	11,182	12,116
Loss from operations	(1,551)	(3,591)	(3,820)	(2,137)	(418)	(1,656)	(4,647)	(3,622)
Interest and other income, net	144	132	141	166	174	288	511	599
Loss before income taxes	(1,407)	(3,459)	(3,679)	(1,971)	(244)	(1,368)	(4,136)	(3,023)
Provision (benefit) for income taxes	(127)	—	82	47	(251)	12,126	(1,772)	(1,195)
Net income (loss)	$(1,280)	$(3,459)	$(3,761)	$(2,018)	$7	$(13,494)	$(2,364)	$(1,828)
Net loss per share—basic	$(0.09)	$(0.25)	$(0.28)	$(0.15)	$0.00	$(1.01)	$(0.18)	$(0.14)
Net loss per share—diluted	$(0.09)	$(0.25)	$(0.28)	$(0.15)	$0.00	$(1.01)	$(0.18)	$(0.14)
Weighted average number of shares used in per share calculations:
Basic	13,622	13,589	13,501	13,438	13,427	13,382	13,317	13,120
Diluted	13,622	13,589	13,501	13,438	13,610	13,382	13,317	13,120

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Year Ended December 31, 2010, 2009 and 2008

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2010	$586	$116	$682	$20
Year ended December 31, 2009	$61	$675	$150	$586
Year ended December 31, 2008	$9	$191	$139	$61

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

The Company has established that the 2011 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 13, 2011 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 18, 2011.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2011 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2010.

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
10.19(8)
First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard.

10.20	Change of Control and Severance Agreement dated January 5, 2011 by and between the Company and Len DeBenedictis, Chief Technology Officer of Cutera Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 73).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 2, 2006.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2005.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 8, 2006.
(5)	Incorporated by reference from our 2006 Annual Report on Form 10-K filed on March 16, 2007.
(6)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.
(7)	Incorporated by reference from our Current Report on Form 8-K filed on March 4, 2009.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 1, 2010.
†	Confidential Treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 15th day of March, 2011.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2011
Kevin P. Connors

/s/ RONALD J. SANTILLI	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 15, 2011
Ronald J. Santilli

/s/ DAVID B. APFELBERG	Director	March 15, 2011
David B. Apfelberg

/s/ DAVID A. GOLLNICK	Director	March 15, 2011
David A. Gollnick

/s/ MARK LORTZ	Director	March 15, 2011
Mark Lortz

/s/ TIM O’SHEA	Director	March 15, 2011
Tim O’Shea

/s/ JERRY P. WIDMAN	Director	March 15, 2011
Jerry P. Widman