Form 10-Q
period 2011-03-31
CUTERA INC
filed 2011-05-02
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Registrant’s common stock issued and outstanding as of April 26, 2011 was 13,721,045.

CUTERA, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2011	December, 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,164	$12,519
Marketable investments	75,934	77,484
Accounts receivable, net	3,334	4,208
Inventories, net	7,268	6,448
Deferred tax asset	14	63
Other current assets and prepaid expenses	1,665	2,740
Total current assets	101,379	103,462

Property and equipment, net	668	597
Long-term investments	6,492	6,784
Intangibles, net	589	637
Deferred tax asset, net of current portion	321	325
Total assets	$109,449	$111,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,545	$1,296
Accrued liabilities	5,861	6,194
Deferred revenue	5,671	5,633
Total current liabilities	13,077	13,123

Deferred rent	1,478	1,501
Deferred revenue, net of current portion	1,045	1,287
Income tax liability	479	477
Total liabilities	16,079	16,388

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock	14	14
Additional paid-in capital	92,051	90,423
Retained earnings	2,881	6,736
Accumulated other comprehensive loss	(1,576)	(1,756)
Total stockholders’ equity	93,370	95,417
Total liabilities and stockholders’ equity	$109,449	$111,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net revenue	$11,621	$13,749
Cost of revenue	5,224	5,829
Gross profit	6,397	7,920
Operating expenses:
Sales and marketing	5,946	6,361
Research and development	2,130	1,454
General and administrative	2,328	2,242
Total operating expenses	10,404	10,057
Loss from operations	(4,007)	(2,137)
Interest and other income, net	184	166
Loss before income taxes	(3,823)	(1,971)
Provision for income taxes	32	47
Net loss	$(3,855)	$(2,018)

Net loss per share:
Basic and Diluted	$(0.28)	$(0.15)
Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,667	13,438

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,855)	$(2,018)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	886	828
Depreciation and amortization	157	194
Provision for excess and obsolete inventories	(45)	(23)
Provision for doubtful accounts receivable	(9)	(82)
Gain on sale of marketable investments, net	—	(43)
Change in deferred tax asset	53	(3)
Changes in assets and liabilities:
Accounts receivable	883	(79)
Inventories	(775)	(522)
Other current assets and prepaid expenses	1,509	338
Accounts payable	249	817
Accrued liabilities	(353)	(1,760)
Deferred rent	(3)	(55)
Deferred revenue	(204)	(264)
Income tax liability	2	(20)
Net cash used in operating activities	(1,505)	(2,692)

Cash flows from investing activities:
Acquisition of property and equipment	(180)	(95)
Proceeds from sales of marketable investments	4,241	14,990
Proceeds from maturities of marketable investments	12,125	14,125
Purchase of marketable investments	(14,778)	(26,712)
Net cash provided by investing activities	1,408	2,308

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	742	74
Net cash provided by financing activities	742	74

Net increase/(decrease) in cash and cash equivalents	645	(310)
Cash and cash equivalents at beginning of period	12,519	22,829
Cash and cash equivalents at end of period	$13,164	$22,519

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.
Cutera, Inc. (Cutera or the Company) is a global provider of laser and light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus and Excel V product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and dermal fillers and cosmeceuticals.

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

Business Segment
In accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 280 guidance on disclosures about segments of an enterprise and related information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. Our chief decision maker, as defined under the FASB’s ASC 280 guidance, is a combination of the Chief Executive Officer; and the Executive Vice President and Chief Financial Officer. To date, the Company has viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – the sale of aesthetic medical equipment and services, and distribution of cosmeceuticals and dermal filler products, to qualified medical practitioners. In addition, substantially all of the Company’s long-lived assets are located in one facility in the United States. As a result, the financial information disclosed in the Company’s Condensed Consolidated Financial Statements represents all of the material financial information related to the Company’s operating segment.

Unaudited Interim Financial Information
The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2010 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, or SEC, on March 15, 2011.

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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011, and have not changed significantly as of March 31, 2011, except for the accounting standard on revenue recognition explained below.

Revenue Recognition

The FASB amended the accounting standards for multiple deliverable revenue arrangements to:

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

Multiple-element arrangements - A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of the Company’s units of accounting did not change with the adoption of the new revenue recognition guidance and as such the Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

The above mentioned update was effective for the Company from January 1, 2011 and the Company elected to apply it prospectively to new or materially modified revenue arrangements after its effective date.

The above mentioned update did not have a material impact on the Company’s financial position or results of operations for the quarter ended March 31, 2011 and does not change the units of accounting for its revenue transactions.  The Company’s assessment considered that the amounts recorded as revenue for delivered elements are limited to the amounts not contingent on the future delivery of products or services.

The new accounting guidance for revenue recognition is not expected to have a significant effect on revenue when applied to the Company’s multiple element arrangements based on the existence of TPE of selling prices for the typical undelivered elements in most of the Company’s product and service offerings.

The new accounting standard, if applied to the year ended December 31, 2010, would not have had a material impact on our revenue for that year.

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

The following tables summarize cash, cash equivalents, marketable investments and long-term investments (in thousands):

	March 31, 2011	December 31, 2010

Cash and cash equivalents:
Cash	$1,903	$1,989
Cash equivalents:
Money market funds	9,261	8,330
Commercial paper	2,000	2,200
Total cash and cash equivalents	13,164	12,519

Marketable investments:
U.S. government notes	3,669	2,070
U.S. government agencies	27,140	24,087
Municipal securities	9,659	15,011
Commercial Paper	8,991	11,465
Corporate debt securities	26,262	24,851
ARS	213	—
Total marketable investments	75,934	77,484

Long-term investments in ARS	6,492	6,784
Total cash, cash equivalents, marketable investments and long term investments	$95,590	$96,787

The following table summarizes unrealized gains and losses related to our marketable investments and long term investments, both designated as available-for-sale (in thousands):

March 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$13,164	$—	$—	$13,164

Marketable investments
U.S. government notes	3,663	6	—	3,669
U.S. government agencies	27,147	11	(18)	27,140
Municipal securities	9,655	10	(6)	9,659
Commercial Paper	8,985	6	—	8,991
Corporate debt securities	26,224	56	(18)	26,262
ARS	213	—	—	213
Total marketable investments	75,887	89	(42)	75,934

Long-term investment in ARS	7,885	—	(1,393)	6,492
Total cash, cash equivalents, marketable investments and long-term investments	$96,936	$89	$(1,435)	$95,590

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,519	$—	$—	$12,519

Marketable investments
U.S. government notes	2,069	1	—	2,070
U.S. government agencies	24,088	17	(18)	24,087
Municipal securities	15,029	2	(20)	15,011
Commercial Paper	11,459	7	(1)	11,465
Corporate debt securities	24,825	55	(29)	24,851
Total marketable investments	77,470	82	(68)	77,484

Long-term investment in ARS	8,325	—	(1,541)	6,784

Total cash, cash equivalents, marketable investments and long-term investments	$98,314	$82	$(1,609)	$96,787

The following table summarizes the estimated fair value of our marketable investments and long-term investments classified by the contractual maturity date of the security as of March 31, 2011 (in thousands):

Amount
Due in less than one year	$38,623
Due in 1 to 3 years	37,311
Due in 3 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	6,492
$82,426

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

As of March 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$11,261	$—	$—	$11,261
Short-term marketable investments:
Available-for-sale securities	—	75,721	213	75,934
Long-term investments:
Available-for-sale ARS	—	—	6,492	6,492
Total assets at fair value	$11,261	$75,721	$6,705	$93,687

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

At March 31, 2011, observable market information was not available to determine the fair value of the Company’s Auction Rate Securities (ARS) investments. Therefore, the fair value is based on valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in ARS for the three months ended March 31, 2011 (in thousands):

March 31, 2011
Balance at December 31, 2010	$6,784
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	161
Purchases, issuance, and settlements	(240)
Transfers in and/or out of Level 3	—
Balance at March 31, 2011	$6,705

Inventories:
Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$4,753	$4,204
Finished goods	2,515	2,244
Total	$7,268	$6,448

Intangible Assets:
Intangible assets comprise a patent sublicense acquired from Palomar in 2006 and a technology sublicense acquired in 2002. The components of intangible assets were as follows (in thousands):

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$690	$528
Technology sublicense	538	477	61
Total	$1,756	$1,167	$589

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$656	$562
Technology sublicense	538	463	75
Total	$1,756	$1,119	$637

Amortization expense for intangible assets was $48,000 for the three months ended March 31, 2011 and 2010.

Based on intangible assets recorded at March 31, 2011, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011 (remainder)	$144
2012	158
2013	138
2014	138
2015	11
Thereafter	—
Total	$589

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

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Beginning Balance	$796	$1,049
Add:Accruals for warranties issued during the period	770	445
Less:Settlements made during the period	(816)	(597)
Ending Balance	$750	$897

Deferred Service Contract revenue
Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the three months ended March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010
Beginning Balance	$6,765	$8,128
Add: Payments received	2,192	2,027
Less: Revenue recognized	(2,376)	(2,373)
Ending Balance	$6,581	$7,782

Costs incurred under service contracts were $1.1 million for the three months ended March 31, 2011 and 2010 and are recognized as incurred.

Note 4. Stock-based Compensation Expense

Total pre-tax stock-based compensation expense by department recognized during the three months ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$143	$147
Sales and marketing	238	231
Research and development	143	96
General and administrative	362	354
Total stock-based compensation expense	$886	$828

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

Weighted Average Shares Outstanding
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended March 31,
	2011	2010
Numerator:
Net loss – Basic and Diluted	$(3,855)	$(2,018)

Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,667	13,348

Anti-dilutive securities
The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2011	2010
Options to purchase common stock	3,339	2,703
Restricted stock units	66	—
Employee stock purchase plan shares	22	23
Total	3,427	2,726

Note 6. Income Taxes

The Company’s income tax provision for the three months ended March 31, 2011 and 2010, was primarily related to income taxes of the Company’s non U.S. operations. The Company recorded an income tax provision of $32,000 during the three months ended March 31, 2011 and $47,000 during the three months ended March 31, 2010.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2011 and December 31, 2010, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

As of March 31, 2011, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740 as of December 31, 2010.

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

	Three Months Ended March 31,
	2011	2010
Net loss	$(3,855)	$(2,018)
Net change in unrealized gain/(loss) on available for sale securities, net of tax	180	(66)
Comprehensive loss	$(3,675)	$(2,084)

Note 8. Commitments and Contingencies

Facility Leases
The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires on December 31, 2017. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of March 31, 2011, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011 (remainder)	$1,276
2012	1,508
2013	1,280
2014	1,232
2015	1,269
Thereafter	2,653
Future minimum rental payments	$9,218

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2011.

Litigation
The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of March 31, 2011, the Company was not a party to any material pending litigation.

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

Note 9. Subsequent Events

Management evaluated all activity of the Company through May 2, 2011 and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in Notes to Condensed Consolidated Financial Statements as of March 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2011. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 24, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
•	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.
•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2011.

Executive Summary

Company Description

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on five platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM and Excel VTM — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and dermal fillers and cosmeceuticals.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. In the United States, we market, sell and service our products through direct sales and service employees, and a distribution relationship with PSS World Medical Shared Services, Inc. (“PSS”), a wholly owned subsidiary of PSS World Medical which has over 700 sales representatives serving physician offices throughout the United States. We also sell certain items such as our Titan hand piece refills and marketing brochures online.

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

Significant Business Trends

Growth
We believe that our ability to grow revenue will be primarily dependent on the following:

•	Continuing to expand our product offerings.
•	Ongoing investment in our global sales and marketing infrastructure.
•	Use of clinical results to support new aesthetic products and applications.
•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
•	Customer demand for our products.
•	Consumer demand for the application of our products.
•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
•	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan hand piece refills, and Dermal fillers and cosmeceutical products.

U.S. Revenue
Our U.S. revenue decreased by $340,000, or 7%, in the three months ended March 31, 2011, compared to the same period in 2010. We believe this decrease was primarily attributable to :

•
A decline in our Titan refill revenue resulting from voluntary recall of certain Titan XL hand pieces that commenced in the second quarter of 2010. All customers that had a Titan XL hand piece subject to the recall were provided with fully refilled hand pieces, which delayed their purchase of a refill.

•
A decline in U.S. Service revenue due primarily to a decline in contract amortizations attributable to fewer customers purchasing extended service contracts at the time of their system purchases in 2009 and 2010.

International Revenue

International revenue decreased by $1.8 million, or 19%, in the three months ended March 31, 2011, compared to the same period in 2010. This decrease was due primarily attributable to:

•	The recent earthquake disaster in Japan, which resulted in both our inability to complete deliveries to certain customers as well as our inability to solicit new orders in the second half of March;
•	Lower revenue from our European distributor countries; partially offset by
•	Higher revenue from our Asia Pacific distributors; and
•	An increase in our Dermal filler and cosmeceuticals revenue as a result of the distribution of Obagi products beginning in February 2010.

Voluntary Titan XL Recall
In 2010, we initiated a voluntary recall of our Titan XL hand pieces. As part of the voluntary recall program, we provided our customers with a fully “refilled” Titan XL hand piece. As a result of this voluntary recall, our Titan hand piece refill revenue decreased 20% in the three months ended March 31, 2011, compared to the same period in 2010. Further, in our results of operations for the first quarter ended March 31, 20101, we recorded an expense of $425,000 for the estimated cost of this voluntary recall. These factors adversely affected our gross margin in the first quarter of 2010.

Factors that May Impact Future Performance.

Our industry is impacted by numerous competitive, regulatory and other significant factors. The recent earthquake and tsunami in Japan had a negative impact on our Japanese business and operations. As a result, our future business may be impacted by how fast the Japanese economy, the infrastructure and consumer sentiments returns to their pre-catastrophe levels. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings, develop innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section below.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with SEC on March 15, 2011. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Recent Accounting Pronouncements

For a full description of recent accounting updates, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Updates” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net.

	Three Months Ended March 31,
Operating Ratio:	2011	2010
Net revenue	100%	100%
Cost of revenue	45%	42%
Gross margin	55%	58%
Operating expenses:
Sales and marketing	51%	46%
Research and development	19%	11%
General and administrative	20%	16%
Total operating expenses	90%	73%
Loss from operations	(35)%	(15)%
Interest and other income, net	2%	1%
Loss before income taxes	(33)%	(14)%
Provision (benefit) from income taxes	—%	(1)%
Net loss	(33)%	(15)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2011	% Change	2010
Revenue mix by geography:
United States	$4,207	(7)%	$4,547
International	7,414	(19)%	9,202
Consolidated total revenue	$11,621	(15)%	$13,749
United States as a percentage of total revenue	36%		33%
International as a percentage of total revenue	64%		67%
Revenue mix by product category:
Products	$5,345	(28)%	$7,445
Upgrades	821	(32)%	1,203
Service	3,328	—%	3,314
Titan hand piece refills	1,057	(20)%	1,322
Dermal filler and cosmeceuticals	1,070	130%	465
Consolidated total revenue	$11,621	(15)%	$13,749

Discussion of Revenue by Product Type:

Products Revenue
As explained in more detail in the Products section of the Executive Summary above, some of our Products consist of a configurable system platform that includes a console and one or more hand pieces. Each Product is configured to give our customers the ability to select the combination of platform and hand pieces that provides the applications that best fit their practice.

Products revenue decreased 28% in the three months ended March 31, 2011, compared to the same period in 2010. This decrease was primarily attributable to:

•	The recent earthquake disaster in Japan, which resulted in both our inability to complete deliveries to certain customers as well as our inability to solicit new orders in the second half of March;
•	Lower revenue from our European distributor countries;
•	A decline in our weighted average selling price (ASPs) due to: fewer premium hand pieces being purchased, a shift towards a larger percentage of lower priced products; which was partially offset by
•	Higher revenue from Australia and our Asia Pacific distributors.

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

Upgrades revenue decreased 32% in the three months ended March 31, 2011, compared to the same period in 2010. This decrease was due primarily to a decline in the number of hand piece upgrades sold and a decline in the ASPs primarily of our premium hand pieces ─ Pearl, Pearl Fractional and Titan.

In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to take benefit of the additional capabilities, which drove our Upgrade revenue. However, in 2010 we introduced GenesisPlus — a stand alone product, which has resulted in a decline in our Upgrade revenue.

Service Revenue
Our worldwide service revenue remained relatively unchanged in the three months ended March 31, 2011, compared to the same period in 2010. This was the result of improved international Service revenue being offset by a decline in U.S. Service revenue. The decline in our U.S. Service revenue was primarily attributable to lower contract amortizations as a result of fewer customers purchasing extended service contracts at the time of their system purchases in 2009 and 2010.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue decreased 20% in the three months ended March 31, 2011, compared to the same period in 2010. This decrease was due primarily to the voluntary recall of our Titan XL hand piece commencing in the second quarter of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece, which delayed their purchase of a refill.

Dermal Filler and Cosmeceuticals Revenue
Our Dermal fillers and cosmeceuticals revenue increased 130% in the three months ended March 31, 2011, compared to the same period in 2010. This increase was due primarily to a full quarter of revenue of Obagi products in the three months ended March 31, 2011, compared to only a partial quarter in the same period in 2010. We commenced distribution of Obagi’s cosmeceutical products in Japan in February 2010.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue decreased by $340,000, or 7%, in the three months ended March 31, 2011, compared to the same period in 2010. We believe this decrease was primarily attributable to :

•
A decline in our Titan refill revenue resulting from voluntary recall of certain Titan XL hand pieces that commenced in the second quarter of 2010. All customers that had a Titan XL hand piece subject to the recall were provided with fully refilled hand pieces, which delayed their purchase of a refill.

•
A decline in U.S. Service revenue due primarily to a decline in contract amortizations attributable to fewer customers purchasing extended service contracts at the time of their system purchases in 2009 and 2010.

International Revenue

International revenue decreased by $1.8 million, or 19%, in the three months ended March 31, 2011, compared to the same period in 2010. This decrease was due primarily attributable to:

•	The recent earthquake disaster in Japan, which resulted in both our inability to complete deliveries to certain customers as well as our inability to solicit new orders in the second half of March;
•	Lower revenue from our European distributor countries; partially offset by
•	Higher revenue from our Asia Pacific distributors; and
•	An increase in our Dermal filler and cosmeceuticals revenue as a result of the distribution of Obagi products beginning in February 2010.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2011	% Change	2010
Gross profit	$6,397	(19)%	$7,920
As a percentage of net revenue (gross margin)	55%		58%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses.

Gross margin was 55% in the three months ended March 31, 2011, compared to 58% for the same period in 2010. This decrease in gross margin was due primarily to:

•	Reduced leverage of our relatively fixed manufacturing costs as a result of lower overall revenue volume;
•	Lower Titan refill revenue during the quarter, that traditionally has a higher gross margin than our consolidated gross margin; and
•	Partially due to set up costs associated with the launch of our Excel V product such as tooling and other fixed costs;

The decline in gross margin related to the above mentioned factors, was partly offset by $425,000 of cost reductions associated with the voluntary Titan XL recall recorded in our first quarter of 2010.

Sales and Marketing
	Three Months Ended March 31,
(Dollars in thousands)	2011	% Change	2010
Sales and Marketing	$5,946	(7)%	$6,361
As a percentage of net revenue	51%		46%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses decreased $415,000 in the three months ended March 31, 2011, compared to the same period in 2010. This decrease was due primarily to reduced promotional and marketing related expenses of approximately $383,000.

Sales and marketing expenses, as a percentage of net revenue, increased to 51% for the three months ended March 31, 2011, compared to 46% for the same period in 2010, due primarily to a lower revenue base in the three months ended March 31, 2011, compared to the same period in 2010.

Research and Development (R&D)

	Three Months Ended March 31,
(Dollars in thousands)	2011	% Change	2010
Research and Development	$2,130	46%	$1,454
As a percentage of net revenue	19%		11%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $676,000 in the three months ended March 31, 2011, compared to the same period in 2010. This increase was due primarily to a net increase in personnel expenses of $441,000 and materials of $244,000 associated with our new product development efforts.

R&D expenses, as a percentage of net revenue, increased to 19% for the three months ended March 31, 2011, compared to 11% for the same period in 2010. This increase was due primarily to higher expenses coupled with lower revenue in the three months ended March 31, 2011, compared to the same period in 2010.

General and Administrative (G&A)

	Three Months Ended March 31,
(Dollars in thousands)	2011	% Change	2010
General and Administrative	$2,328	4%	$2,242
As a percentage of net revenue	20%		16%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased $86,000 in the three months ended March 31, 2011, compared to the same period in 2010. This increase was primarily attributable to slightly higher personnel expenses of $37,000 and legal expenses of $33,000.

G&A expenses, as a percentage of net revenue, increased to 20% for the three months ended March 31, 2011, compared to 16% for the same period in 2010. This increase was due primarily to a lower revenue base in the three months ended March 31, 2011, compared to the same period in 2010.

Interest and Other Income, Net

Interest and other income, net consist of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2011	% Change	2010
Interest income	$158	(12)%	$180
Other income/ (expense), net	26	N/A	(14)
Total Interest and other income, net	$184	11%	$166

Interest and other income, net, was flat for the three months ended March 31, 2011, compared to the same period in 2010.

Provision for Income Taxes

	Three Months Ended March 31,
	2011	% Change	2010
Loss before income taxes	$(3,823)	(94)%	$(1,971)
Provision for income taxes	32	(32)%	47
Effective tax rate	(1)%		(2)%

We recorded an income tax provision of $32,000 for the three months ended March 31, 2011, compared to $47,000 for the three months ended March 31, 2010. Our income tax provision for both the three months ended March 31, 2011 and 2010 was primarily related to income taxes for our non U.S. operations. We have recorded a 100% valuation allowance against our U.S. deferred tax assets and as such we do not record any income tax benefit related to our U.S. loss.

Net Loss per Diluted Share

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2011	% Change	2010
Net loss	$(3,855)	(91)%	$(2,018)
Net loss per diluted share	$(0.28)	(87)%	$(0.15)

Net loss per diluted share increased $0.13, or 87%, in the three months ended March 31, 2011, compared to the same period in 2010, due primarily to:

•	Lower net revenue of $2.1 million as explained in further detail in the “Total Net Revenue” section above;
•	Reduced gross margin from 58% to 55% the reasons for which are explained in further details in the “Gross Profit” section above; and
•	An increase in research and development expenses of $676,000 associated primarily with our new product development efforts.

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

Liquidity Ratios

(Dollars in thousands)	March 31, 2011	December 31, 2010
Working Capital(1)	$88,302	$90,339
Current Ratio(2)	7.8:1	7.9:1

(1)	Working capital is defined as the difference between current assets and current liabilities and represents how much a company has in liquid assets available to operate its business.
(2)	The current ratio is a financial ratio that measures a Company’s resources to pay its current liabilities and is defined as current assets divided by current liabilities.

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	March 31, 2011	December 31, 2010	Change
Cash and cash equivalents	$13,164	$12,519	$645
Marketable investments	75,934	77,484	(1,550)
Long-term investments	6,492	6,784	(292)
Total	$95,590	$96,787	$(1,197)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2011	2010
Net cash flow provided by (used in):
Operating activities	$(1,505)	$(2,692)
Investing activities	1,408	2,308
Financing activities	742	74
Net increase/(decrease) in cash and cash equivalents	$645	$(310)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2011 was $1.5 million, which was due primarily to:

•
$2.8 million used by the net loss of $3.9 million after adjusting for non-cash related items of $1.0 million; consisting primarily of stock-based compensation expense of $886,000 and depreciation and amortization of $157,000;

•	$775,000 used to increase inventory relating primarily to the release of our new Excel V product;
•
$353,000 used to pay down the higher 2010 year-end accrued liabilities relating primarily to a reduction of commissions and royalties payable of $595,000, due to the lower revenues in the three months ended March 31, 2011, compared to December 31, 2010. This was partially offset by a net increase in customer deposits by $194,000 for products not delivered  to customers by the end of the quarter; partially offset by

•	$1.5 million generated from the reduction of other current assets and prepaid expenses resulting primarily from the receipt of a U.S. income tax refund of $1.2 million during the quarter;
•	$883,000 generated from cash collections of the higher year end accounts receivable balance at December 31, 2010.

Net cash used in operating activities in the three months ended March 31, 2010 was $2.7 million, which was due primarily to:

•
$1.1 million used by the net loss of $2.0 million after adjusting for non-cash related items of $914,000 consisting primarily of stock-based compensation expense of $828,000 and other items of $86,000,

•
$1.8 million used to pay down the higher 2009 year-end accrued liabilities relating primarily to: (i) personnel expenses of $600,000 resulting primarily from the pay-down of year-end commissions and bonuses, (ii) reduction of customer deposits by $453,000, resulting from converting customer prepayments to sales, (iii) reduction of the sales, use and value added taxes payable balance by $307,000 due to lower revenue, (iv) reduction of professional and legal fees of $298,000 resulting primarily from the payment of legal settlements, and (v) net reduction of $235,000 for accrued sales and marketing expenses; partially offset by (vi) a $425,000 charge recorded in the first quarter ended March 31, 2010, for the voluntary replacement of certain components in our Titan XL hand piece; and

•
$804,000 cash used to purchase inventory pursuant to our distribution agreements with Obagi and BioForm, which was partially offset by $282,000 cash generated by the decrease in our proprietary gross inventory balance from December 31, 2009 to March 31, 2010, that resulted from slowing our inventory build to better match the reduced sales of our products; partially offset by

•	$817,000 of cash generated by the increase in accounts payable related primarily to purchasing inventory from our distributor partners.

Cash Flows from Investing Activities

We generated net cash of $1.4 million from investing activities in the three months ended March 31, 2011, which was attributable primarily to:

•	$16.4 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$14.8 million of cash used to purchase marketable investments; and
•	$180,000 of cash used to purchase property and equipment primarily for our manufacturing function.

We generated net cash of $2.3 million from investing activities in the three months ended March 31, 2010, which was attributable  to:

•	$29.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$26.7 million of cash used to purchase marketable investments; and
•	$95,000 used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $742,000 in the three months ended March 31, 2011 and $74,000 in the three months ended March 31, 2010, which resulted from cash generated by the issuance of stock as a result of employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $95.6 million as of March 31, 2011. Of this amount, we had $6.5 million of long-term ARS investments. For the first three months of 2011, we financed our operations through the sales and maturities of marketable investments, and cash from interest income. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $89.1 million, are sufficient to meet our operating and capital requirements for the foreseeable future. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at March 31, 2011.

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of our business. As of March 31, 2011, we were not a party to any material pending litigation. See Note 8, “Commitments and Contingencies - Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

We initiated a voluntary recall of our global installed base of Titan XL hand pieces starting May 2010. Though we continue to actively attempt to reach all customers through various communications notifying them of the voluntary recall, we may not be able to replace all our hand pieces before a patient of our customer is injured. If we are not able to completely replace all Titan XL hand pieces and there is a defective hand piece that results in an injury, or if there are patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces, we could incur significant legal fees and expenses in defending and, or settling such claims. Although we maintain product liability insurance, there is no assurance that all losses will be covered. Each potential claim will be evaluated on a case by case basis. At March 31, 2011, we have not recognized any expense in our Condensed Consolidated Financial Statements with respect to any potential contingent liability associated with any potential lawsuits that may arise.

Contractual Obligations

We believe that there were no significant changes during the three months ended March 31, 2011 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following are our obligations for future minimum lease commitments related to facility leases as of March 31, 2011(in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,218	$1,707	$2,664	$3,500	$1,347

 Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at March 31, 2011. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $479,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of March 31, 2011. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $620,000 as of March 31, 2011.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Uncertainties in the credit markets affected our holdings in ARS investments and auctions for some of our investments in these securities continue to fail. As of March 31, 2011, of our original $13.4 million par value of ARS portfolio, $5.5 million has been redeemed in full ($213,000 of which was included in marketable investments due to the partial redemption by an issuer in April 2011) and we had $7.9 million par value (fair value of $6.5 million) whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2028 to 2043. As a result of the ARS failing, we modified our investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, commercial paper and high-grade corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary, then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net foreign exchange gain was approximately $14,000 in the three months ended March 31, 2011, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

In the three months ended March 31, 2011, our U.S. revenue decreased by approximately 7%, compared to the same period in 2010. In fiscal year 2010 our U.S. revenue decreased by approximately 8% compared to the same period in 2009. Our U.S. revenue is significantly below the pre-2009 levels. If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three months ended March 31, 2011 our U.S. revenue decreased by approximately 7% compared to the same period in 2010 and in fiscal year 2010, our U.S. revenue decreased by approximately 8%, compared to fiscal year 2009. Our U.S. revenue is significantly below the pre-2009 level due to several factors, some of which are:

•
Our Product and Upgrade ASPs were lower than the pre-2010 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

•
Historically, we have introduced a new product every year since 2000, which typically resulted in increased revenue. However, in 2009 and until August 2010, we did not have a new product. In August 2010, we launched GenesisPlus. Even though we have introduced these new products, there can be no assurance that they will translate into increased revenue in the U.S. in the remainder of 2011.

•
We continue to experience a temporary decline in our Titan refill revenue in 2011, compared to 2010, due to a voluntary recall of certain Titan XL hand pieces. All customers that had a Titan XL hand piece subject to the recall were provided with fully refilled hand pieces, which delayed their purchase of a refill.

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

We have selectively hired, and continue to do so, new sales professionals and managers in key territories to fill vacant positions.  For example, in December 2010, Michael Poole joined us as Vice President of North American Sales, which allowed our previous Vice President of North American Sales to return to Japan in an expanded role to lead our Pacific Rim operations. Although Mr. Poole has over 17 years of a broad range of sales experience and was employed by us from 2004 to 2008, Mr. Poole has limited prior experience in managing a large sales force. We have been training our existing, and recently recruited, sales professionals to better understand our product technology and how it can be positioned against our competitors’ products.  These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability.

Measures we implement in an effort to retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue and harm our business.

If our revenue does not improve from the 2010 level, or if our cost of revenue and/ or operating expenses increase, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin declined to 55% in the first quarter of 2011, compared to the first quarter of 2010. Our gross margin for the full-year was 57% in 2010, compared with 59% in 2009 and 61% in 2008. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, or a shift in our product mix. Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, and utilization of our relatively fixed manufacturing costs.

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

If there were patients injured due to the malfunctioning of one of our voluntarily recalled Titan XL hand pieces that we are not presently aware of, we could incur significant legal fees and expenses in defending and/or settling such claims. Although we maintain product liability insurance and accrue for the cost of our deductible under such policies, there is no assurance that the entire loss of known claims or claims not known as of this point will be covered by our insurance. Each potential claim is evaluated on a case by case basis. At March 31, 2011, we have accrued for the cost of our deductible under our product liability insurance policy for all known claims. However, we have not recognized any potential contingent liability that may exceed our insurance coverage associated with any past or future lawsuits that may arise, as this is not estimable.

Our Titan hand piece refill revenue for the three months ended March 31, 2011, was 20% lower than the first quarter of 2010. For the full-year of 2010, it decreased by 31%, compared to 2009. These decreases were due primarily to our voluntary recall of our Titan XL hand piece in 2010, in which we provided our eligible customers with a fully refilled Titan XL hand piece. If customers do not return to using their Titan hand pieces due to this voluntary recall, our Titan refill revenue could be negatively impacted in the future.

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

Medical devices may be marketed in the United States only for the indications for which they are approved or cleared by the FDA. For example, up until April 2011 our recently introduced GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S., however we could only market it internationally for the treatment of toenail fungus as it has a CE Mark approval.  In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the treatment of toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising GenesisPlus, Titan and Pearl Fractional in the United States for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

In 2010 we entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impacting our profitability.

In 2010, we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. We entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase an annual minimum dollar amount of their product. During 2010 the initial year of the agreement, the minimum purchase requirement was $1.25 million. The minimum purchase requirement for 2011 and beyond has yet to be finalized but is expected to be consistent with 2010. If we do not make these minimum purchases, we could lose exclusivity for distributing Obagi products to physicians in Japan. In addition, in December 2009, we entered into an agreement with Sound Surgical Technologies, Inc. to distribute their VASER® Lipo System in certain European countries and Canada. However, in September 2010, we decided to discontinue distributing the VASER product. Finally, we also have an agreement with BioForm Medical Inc. (acquired by Merz Pharma Group in January 2009), to distribute their Radiesse® dermal filler product in Japan. Each of these distribution agreements presents its own unique risks and challenges. For example, to sell products in partnership with Obagi we need to invest in creating a sales structure that is experienced in the sale of cosmeceuticals and not in capital equipment. We need to commit resources to training this sales force, obtaining regulatory licenses in Japan and developing new marketing materials to promote the sale of Obagi products. For each of these distribution arrangements, until we can develop our own experienced sales force, we may need to pay third party distributors to sell the products which will result in higher fees and lower margins than if we sell direct to customers. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products thereby reducing our available cash reserves and negatively impacting our profitability.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

International revenue represented 64% of our total revenue for the three months ended March 31, 2011 as well as full-year 2010. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies, and U.S. municipalities. As of March 31, 2011, our balance in marketable investments was $75.9 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2011 would have potentially decreased by approximately $620,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Consolidated Balance Sheet as of March 31, 2011 are $6.5 million of ARS. These ARS were designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $5.5 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at March 31, 2011 continue to fail and they remain as illiquid. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the prospectus of the individual security, which rate is generally higher than the prevailing market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process, or the ARS is refinanced by the issuer into another type of debt instrument.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 2nd day of May, 2011.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)