Form 10-Q
period 2011-06-30
CUTERA INC
filed 2011-08-01
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to_____.

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

The number of shares of Registrant’s common stock issued and outstanding as of July 26, 2011 was 13,857,137.

CUTERA, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$17,483	$12,519
Marketable investments	73,557	77,484
Accounts receivable, net	3,279	4,208
Inventories, net	8,301	6,448
Deferred tax asset	20	63
Other current assets and prepaid expenses	2,042	2,740
Total current assets	104,682	103,462

Property and equipment, net	771	597
Long-term investments	3,908	6,784
Intangibles, net	541	637
Deferred tax asset, net of current portion	328	325
Total assets	$110,230	$111,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,180	$1,296
Accrued liabilities	6,909	6,194
Deferred revenue	5,474	5,633
Total current liabilities	14,563	13,123

Deferred rent	1,455	1,501
Deferred revenue, net of current portion	898	1,287
Income tax liability	494	477
Total liabilities	17,410	16,388

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,857,137 and 13,629,713 shares at June 30, 2011 and December 31, 2010, respectively	14	14
Additional paid-in capital	93,515	90,423
Retained earnings	425	6,736
Accumulated other comprehensive loss	(1,134)	(1,756)
Total stockholders’ equity	92,820	95,417
Total liabilities and stockholders’ equity	$110,230	$111,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue	$14,895	$12,217	$26,516	25,966
Cost of revenue	6,476	5,335	11,700	11,164
Gross profit	8,419	6,882	14,816	14,802

Operating expenses:
Sales and marketing	6,348	6,452	12,294	12,813
Research and development	2,346	1,506	4,476	2,960
General and administrative	2,588	2,744	4,916	4,986
Total operating expenses	11,282	10,702	21,686	20,759
Loss from operations	(2,863)	(3,820)	(6,870)	(5,957)
Interest and other income, net	199	141	383	307
Loss before income taxes	(2,664)	(3,679)	(6,487)	(5,650)
(Benefit) provision for income taxes	(208)	82	(176)	129
Net loss	$(2,456)	$(3,761)	$(6,311)	$(5,779)

Net loss per share:
Basic and Diluted	$(0.18)	$(0.28)	$(0.46)	$(0.43)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,765	13,501	13,716	13,473

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$(6,311)	$(5,779)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation	2,211	2,589
Tax benefit from stock-based compensation	16	—
Excess tax benefit related to stock-based compensation	(16)	—
Depreciation and amortization	319	393
Provision for excess and obsolete inventroies	(174)	86
Provision for doubtful accounts receivable	(7)	(84)
Change in deferred tax asset net of valuation allowance	40	(10)
Gain on sale of marketable investments, net	—	(66)
Tax benefit on unrealized gains on marketable and long term investments	(68)	—
Changes in assets and liabilities:
Accounts receivable	936	(413)
Inventories	(1,679)	(633)
Other current assets and prepaid expenses	1,439	1,073
Accounts payable	884	414
Accrued liabilities	675	(3,206)
Deferred rent	(6)	(110)
Deferred revenue	(548)	(857)
Income tax liability	17	(17)
Net cash used in operating activities	(2,272)	(6,620)

Cash flows from investing activities:
Acquisition of property and equipment	(397)	(158)
Proceeds from sales of marketable and long-term investments	10,441	29,701
Proceeds from maturities of marketable investments	28,436	19,325
Purchase of marketable and long-term investments	(32,125)	(33,733)
Net cash provided by investing activities	6,355	15,135

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	865	353
Excess tax benefit related to stock-based compensation	16	—
Net cash provided by financing activities	881	353

Net increase in cash and cash equivalents	4,964	8,868
Cash and cash equivalents at beginning of period	12,519	22,829
Cash and cash equivalents at end of period	$17,483	$31,697

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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011, and have not changed significantly as of June 30, 2011, except for the accounting standard on revenue recognition explained below.

Revenue Recognition

The FASB amended the accounting standards for multiple deliverable revenue arrangements to:

·	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
·
require an entity to allocate revenue in an arrangement using estimated selling price (ESP) of deliverables if a vendor does not first have vendor-specific objective evidence (VSOE) of selling price or secondly does not have third-party evidence (TPE) of selling price; and

·	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

The above mentioned update was effective for the Company from January 1, 2011 and the Company elected to apply it prospectively to new or materially modified revenue arrangements after its effective date. It did not have a material impact on the Company’s financial position or results of operations for the three and six-month periods ended June 30, 2011 and does not change the units of accounting for its revenue transactions.

The new accounting standard, if applied to the year ended December 31, 2010, would not have had a material impact on our revenue for that year.

Recent Accounting Pronouncements

On January 1, 2011, the Company adopted changes issued by the FASB to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that other than market, performance or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance or service condition. Prior to this guidance, the Company did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. The adoption of these changes had no impact on the Company's financial statements.

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements, i.e., on a gross basis rather than as one net number. These changes were applied to the disclosure in the Fair Value of Financial Instruments section of Note 2 to the Condensed Consolidated Financial Statements. The adoption of these changes had no impact on our financial statements.

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement:  Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards”. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is still evaluating the potential future effects of this guidance.

In June 2011, the FASB amended its authoritative guidance on the presentation of comprehensive income. Under the amendment, an entity will have the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This amendment, therefore, eliminates the currently available option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The Company will adopt this amended guidance for the fiscal year beginning January 1, 2012. As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on the Company's financial statements.

As discussed in detail in the Revenue Recognition section above, the Company adopted prospectively from January 1, 2011 the FASB amended standards for multiple deliverable revenue arrangements.

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

The following tables summarize cash, cash equivalents, marketable investments and long-term investments (in thousands):

	June 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$2,044	$1,989
Cash equivalents:
Money market funds	8,440	8,330
Commercial paper	6,999	2,200
Total cash and cash equivalents	17,483	12,519

Marketable investments:
U.S. government notes	3,670	2,070
U.S. government agencies	26,017	24,087
Municipal securities	6,780	15,011
Commercial paper	10,940	11,465
Corporate debt securities	26,150	24,851
Total marketable investments	73,557	77,484

Long-term investments in Auction Rate Securities (ARS)	3,908	6,784
Total cash, cash equivalents, marketable investments and long-term investments	$94,948	$96,787

The following table summarizes unrealized gains and losses related to our marketable investments and long-term investments, both designated as available-for-sale (in thousands):

June 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$17,483	$—	$—	$17,483

Marketable investments
U.S. government notes	3,658	12	—	3,670
U.S. government agencies	25,977	40	—	26,017
Municipal securities	6,739	41	—	6,780
Commercial paper	10,934	6	—	10,940
Corporate debt securities	26,093	59	(2)	26,150
Total marketable investments	73,401	158	(2)	73,557

Long-term investment in ARS	4,900	—	(992)	3,908
Total cash, cash equivalents, marketable investments and long-term investments	$95,784	$158	$(994)	$94,948

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,519	$—	$—	$12,519

Marketable investments
U.S. government notes	2,069	1	—	2,070
U.S. government agencies	24,088	17	(18)	24,087
Municipal securities	15,029	2	(20)	15,011
Commercial Paper	11,459	7	(1)	11,465
Corporate debt securities	24,825	55	(29)	24,851
Total marketable investments	77,470	82	(68)	77,484

Long-term investment in ARS	8,325	—	(1,541)	6,784
Total cash, cash equivalents, marketable investments and long-term investments	$98,314	$82	$(1,609)	$96,787

The following table summarizes the estimated fair value of our marketable investments and long-term investments classified by the contractual maturity date of the security as of June 30, 2011 (in thousands):

Amount
Due in less than one year	$39,650
Due in 1 to 3 years	33,907
Due in 3 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	3,908
$77,465

Fair Value of Financial Instruments:
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

·	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
·
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

·
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

As of June 30, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,483	$—	$—	$17,483
Short-term marketable investments:
Available-for-sale securities	—	73,557	—	73,557
Long-term investments:
Available-for-sale ARS	—	—	3,908	3,908
Total assets at fair value	$17,483	$73,557	$3,908	$94,948

The Company’s Level 1 financial assets are money market funds, highly liquid debt instruments of U.S. federal and municipal governments and their agencies and commercial paper with stated maturities of three months or less from the date of purchase, whose fair values are based on quoted market prices. The Company’s Level 2 financial assets are highly liquid debt instruments of U.S. federal and municipal governments and their agencies, as well as commercial paper and corporate bonds. These securities have stated maturities of greater than three months, whose fair values are obtained from readily-available pricing sources for the identical underlying security that may, or may not, be actively traded.

At June 30, 2011, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value was based on valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in ARS for the six months ended June 30, 2011 (in thousands):

June 30, 2011
Balance at December 31, 2010	$6,784
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	549
Purchases and issuances	—
Settlements	(3,425)
Transfers in and/or out of Level 3	—
Balance at June 30, 2011	$3,908

Inventories:
Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$5,323	$4,204
Finished goods	2,978	2,244
Total	$8,301	$6,448

Intangible Assets:
Intangible assets comprise a patent sublicense acquired from Palomar in 2006 and a technology sublicense acquired in 2002. The components of intangible assets were as follows (in thousands):

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$724	$494
Technology sublicense	538	491	47
Total	$1,756	$1,215	$541

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$656	$562
Technology sublicense	538	463	75
Total	$1,756	$1,119	$637

Amortization expense for intangible assets was $96,000 for the six-month period ended June 30, 2011 and $96,000 for the six-month period ended June 30, 2010.

Based on intangible assets recorded at June 30, 2011, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011 (remainder)	$96
2012	158
2013	138
2014	138
2015	11
Thereafter	—
Total	$541

Note 3. Warranty and Service Contract

Warranty Obligations
The Company provides a standard one-year warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to costs of revenue when revenue is recognized. The estimated warranty cost is based on historical product performance. To determine the estimated warranty reserve, the Company utilizes actual service records to calculate the average service expense per system and applies this to the equivalent number of units exposed under warranty. The Company updates these estimated charges every quarter.

The following table provides the changes in the product warranty accrual for the six-month period ended June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Beginning Balance	$796	$1,049
Add:Accruals for warranties issued during the period	1,873	987
Less:Settlements made during the period	(1,760)	(1,308)
Ending Balance	$909	$728

Deferred Service Contract revenue
Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the six-month period ended June 30, 2011 and 2010 (in thousands):

	June 30,
	2011	2010
Beginning Balance	$6,765	$8,128
Add: Payments received	4,226	3,818
Less: Revenue recognized	(4,749)	(4,778)
Ending Balance	$6,242	$7,168

Costs incurred under service contracts were $2.3 million for the six-month period ended June 30, 2011 and $2.0 million for the six-month period ended June 30, 2010 and are recognized as incurred.

Note 4. Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six-month periods ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Cost of revenue	$183	$228	$326	$375
Sales and marketing	177	357	415	588
Research and development	197	166	340	262
General and administrative	768	1,010	1,130	1,364
Total stock-based compensation expense	$1,325	$1,761	$2,211	$2,589

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

Weighted Average Shares Outstanding
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Net loss – Basic and Diluted	$(2,456)	$(3,761)	$(6,311)	$(5,779)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,765	13,501	13,716	13,473

Anti-dilutive securities
The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Options to purchase common stock	3,520	3,058	3,430	2,881
Restricted stock units	65	46	65	23
Employee stock purchase plan shares	46	42	46	42
Total	3,631	3,146	3,541	2,946

Note 6. Income Taxes

The Company’s income tax benefit for the three and six-month periods ended June 30, 2011 was primarily related to the carryback of fiscal year 2010 federal losses to obtain a $246,000 refund of alternative minimum taxes paid for fiscal year 2008, reduced by the tax impact of the Company’s non U.S. operations. The Company’s income tax provision for the three and six-month periods ended June 30, 2010, was primarily related to applicable U.S. federal and state income taxes and the tax impact of the Company’s non U.S. operations, reduced primarily by tax exempt interest income. We have recorded a 100% valuation allowance against our U.S. deferred tax assets and as such we do not record any income tax benefit related to our U.S. loss.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2011 and December 31, 2010, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carryback losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

As of June 30, 2011, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740 as of December 31, 2010.

Note 7. Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gain and loss, net on marketable investments represents the only component of other comprehensive loss that is excluded from net loss. The changes in components of comprehensive loss for the periods presented were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net loss	$(2,456)	$(3,761)	$(6,311)	$(5,779)
Net change in unrealized gain (loss) on available-for sale-securities, net of tax	442	(22)	622	(88)
Comprehensive loss	$(2,014)	$(3,783)	$(5,689)	$(5,867)

Note 8. Commitments and Contingencies

Facility Leases
The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires on December 31, 2017. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of June 30, 2011, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011 (remainder)	$854
2012	1,528
2013	1,285
2014	1,232
2015	1,269
Thereafter	2,653
Future minimum rental payments	$8,821

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2011.

Litigation
The Company is named from time to time as a party to product liability and other claims and lawsuits in the normal course of its business. As of June 30, 2011, the Company was not a party to any material pending litigation.

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

Note 9. Subsequent Events

Management evaluated all activity of the Company through August 1, 2011 and concluded that no subsequent events have occurred that would require recognition in the Condensed Consolidated Financial Statements or disclosure in Notes to Condensed Consolidated Financial Statements as of June 30, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2010 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2011. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 23, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

·
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

·	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
·	Recent Accounting Pronouncements. This section describes the issuance and effect of new accounting pronouncements that may be applicable to us.
·	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
·	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments.

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

Significant Business Trends

Growth
We believe that our ability to grow revenue will be primarily dependent on the following:

·	Continuing to expand our product offerings.
·	Ongoing investment in our global sales and marketing infrastructure.
·	Use of clinical results to support new aesthetic products and applications.
·	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
·	Customer demand for our products.
·	Consumer demand for the application of our products.
·	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
·	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan hand piece refills, and Dermal fillers and cosmeceutical products.

U.S. Revenue
Our U.S. revenue increased by $913,000, or 19%, in the three-month period ended June 30, 2011 and by $573,000, or 6%, in the six-month period ended June 30, 2011, compared to the same periods in 2010, respectively. This increase was primarily attributable to an increase in product revenue due to the FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus in April 2011; and the commencement of Excel V shipments in the second quarter of 2011.

International Revenue
International revenue increased by $1.8 million, or 24%, in the three month period ended June 30, 2011, compared to the same period in 2010. This increase was primarily attributable to:

·
Higher product revenue from Canada, Australia and our distributor network in Europe and Asia Pacific markets. These improvements were partly attributable to an improved economic environment, compared to the same period in 2010; and

·
An increase in our Dermal filler and cosmeceuticals revenue due primarily to sales of our distributed Obagi products in Japan. In the second quarter of 2010, revenue from Obagi products was in the initial stages of ramping up;

International revenue slightly decreased by $23,000 in the six-month period ended June 30, 2011, compared to the same period in 2010. This decrease was primarily attributable to lower product revenue, due primarily to the catastrophe in Japan in March 2011; lower upgrade revenue (see explanation above); which was partly offset by an increase in our Dermal filler and cosmeceuticals revenue in Japan.

Voluntary Titan XL Recall
In 2010, we initiated a voluntary recall of our Titan XL hand pieces. As part of the voluntary recall program, we provided our customers with a fully “refilled” Titan XL hand piece. In our results of operations for the three and six months ended June 30, 2010, we recorded an expense of $62,000 and $487,000, respectively, for the estimated cost of this voluntary recall. These factors adversely affected the revenue from Titan hand piece refills since the announcement of the recall, as well as our cost of revenue for the three and six months ended June 30, 2010.

Factors that May Impact Future Performance.

Our industry is impacted by numerous competitive, regulatory and other significant factors. The March 2011 earthquake and tsunami in Japan had a negative impact on our Japanese business and operations. As a result, our future business may be impacted by how fast the Japanese economy, infrastructure and consumer sentiments return to their pre-catastrophe levels. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings, develop innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section below.

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

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Operating Ratio:
Net revenue	100%	100%	100%	100%
Cost of revenue	43%	44%	44%	43%
Gross margin	57%	56%	56%	57%

Operating expenses:
Sales and marketing	43%	53%	46%	49%
Research and development	16%	12%	17%	11%
General and administrative	17%	22%	19%	19%
Total operating expenses	76%	87%	82%	79%

Loss from operations	(19)%	(31)%	(26)%	(22)%
Interest and other income, net	1%	1%	1%	1%
Loss before income taxes	(18)%	(30)%	(25)%	(21)%
(Benefit) provision for income taxes	(2)%	1%	(1)%	1%
Net loss	(16)%	(31)%	(24)%	(22)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Net Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	% Change		2010	2011	% Change		2010
Revenue mix by geography:
United States	$5,697	19%		$4,784	$9,904	6%		$9,331
International	9,198	24%		7,433	16,612	—%		16,635
Consolidated total revenue	$14,895	22%		$12,217	$26,516	2%		$25,966

United States as a percentage of total revenue	38%			39%	37%			36%
International as a percentage of total revenue	62%			61%	63%			64%
Revenue mix by product category:
Products	$8,142	43%		$5,676	$13,487	3%		$13,121
Upgrades	856	(36%	)	1,338	1,677	(34%	)	2,541
Service	3,594	5%		3,437	6,922	3%		6,751
Titan hand piece refills	1,249	30%		960	2,306	1%		2,282
Dermal fillers and cosmeceuticals	1,054	31%		806	2,124	67%		1,271
Consolidated total revenue	$14,895	22%		$12,217	$26,516	2%		$25,966

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

Products revenue increased by $2.5 million or 43% in the three-month period ended June 30, 2011 compared to the same period in 2010, and by $366,000 or 3% in the six-month period ended June 30, 2011 compared to the same period in 2010. These increases in revenue were due primarily to the FDA clearance of our GenesisPlus system for toenail fungus in April 2011; the commencement of Excel V shipments in the second quarter of 2011, offset in the six month period ended June 30, 2011 by the impact of the catastrophe in Japan in the first quarter of 2011.

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

Upgrades revenue decreased by $482,000, or 36%, in the three-month period ended June 30, 2011 compared to the same period in 2010, and by $864,000, or 34%, in the six-month period ended June 30, 2011, compared to the same period in 2010. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to take benefit of the additional capabilities, which drove our Upgrade revenue. However, recently we have stand alone products (GenesisPlus and Excel V) versus products that can be an upgrade to an existing system, which has resulted in a decline of our upgrade revenue.

Service Revenue
Our worldwide service revenue increased by $157,000 or 5% in the three-month period ended June 30, 2011 compared to the same period in 2010, and by $171,000 or 3% in the six-month period ended June 30, 2011, compared to the same period in 2010. This increase was the result of improved international service revenue being partially offset by a decline in U.S. service revenue. The increase in international service revenue is due to an increased installed base and a higher number of purchased service contracts. The decline in our U.S. service revenue was primarily attributable to lower contract amortizations as a result of fewer customers purchasing extended service contracts.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue increased by $289,000 or 30% in the three-month period ended June 30, 2011 compared to the same period in 2010, and by $24,000 or 1% in the six-month period ended June 30, 2011, compared to the same period in 2010. This increase was due primarily to the recovery of our Titan refill revenue following the voluntary recall of our Titan XL hand piece commencing in the second quarter of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece, which delayed their purchase of a refill.

Dermal Filler and Cosmeceuticals Revenue
Our Dermal fillers and cosmeceuticals revenue increased by $248,000 or 31% in the three-month period ended June 30, 2011, compared to the same period in 2010, and by $853,000 or 67% in the six-month period ended June 30, 2011, compared to the same period in 2010. This increase was due primarily to sales of our distributed Obagi products in Japan. In the second quarter of 2010, revenue from Obagi products was in the initial stages of ramping up.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue increased by $913,000, or 19%, in the three-month period ended June 30, 2011 and by $573,000, or 6%, in the six-month period ended June 30, 2011, compared to the same periods in 2010, respectively. This increase was primarily attributable to an increase in product revenue due to the FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus in April 2011; and the commencement of Excel V shipments in the second quarter of 2011.

International Revenue
International revenue increased by $1.8 million, or 24%, in the three month period ended June 30, 2011, compared to the same period in 2010. This increase was primarily attributable to:

·
Higher product revenue from Canada, Australia and our distributor network in Europe and Asia Pacific markets. These improvements were partly attributable to an improved economic environment, compared to the same period in 2010; and

·
An increase in our Dermal filler and cosmeceuticals revenue due primarily to sales of our distributed Obagi products in Japan. In the second quarter of 2010, revenue from Obagi products was in the initial stages of ramping up;

International revenue slightly decreased by $23,000 in the six-month period ended June 30, 2011, compared to the same period in 2010. This decrease was primarily attributable to lower product revenue, due primarily to the catastrophe in Japan in March 2011; lower upgrade revenue (see explanation above); which was partly offset by an increase in our Dermal filler and cosmeceuticals revenue in Japan.

Gross Profit
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Gross profit	$8,419	22%	$6,882	$14,816	—%	$14,802
As a percentage of total net revenue	57%		56%	56%		57%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses.

Gross margin was 57% in the three-month period ended June 30, 2011, compared to 56% for the same period in 2010. Gross margin declined to 56% in the six-month period ended June 30, 2011, compared to 57% for the same period in 2010. Our gross margins were impacted primarily by the following factors:

·	They improved in the three and six month periods ended June 30, 2011 due to the leverage of our relatively fixed manufacturing costs as a result of higher revenue volume;
·
Our Titan refill gross margin was favorably impacted given we did not incur any expenses related to the voluntary Titan XL recall in the three and six months ended June 30, 2011. In the three and six months ended June 30, 2010, there was approximately $62,000 and $487,000, respectively, of expenses related to the Titan XL recall program.

·
Higher direct revenue as a percentage of total revenue, in the three and six months ended June 30, 2011, compared to the same periods in 2010, resulted in an improvement of our margins because direct business has a better gross margin than our distributor business; and

·
Our gross margins in the three and six months ended June 30, 2011, compared to the same periods in 2010, were adversely impacted due to higher service related expenses and costs associates with the initial set-up of our manufacturing for the Excel V product.

Sales and Marketing
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Sales and marketing	$6,348	(2%)	$6,452	$12,294	(4%)	$12,813
As a percentage of total net revenue	43%		53%	46%		49%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses decreased $104,000 and represented 43% of total net revenue in the three-month period ended June 30, 2011, compared to 53% in the same period in 2010. This decrease was due primarily to: (i) reduced promotional and marketing related spending of approximately $276,000; offset by (ii) an increase in commission expenses of $334,000 due to higher revenue.

Sales and marketing expenses decreased $519,000 and represented 46% of total net revenue in the six-month period ended June 30, 2011, compared to 49% in the same period in 2010. This decrease was due primarily to: (i) reduced promotional and marketing related spending of approximately $639,000; offset by (ii) an increase in commission expenses of $116,000 due to higher revenue.

Research and Development (R&D)
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Research and development	$2,346	56%	$1,506	$4,476	51%	$2,960
As a percentage of total net revenue	16%		12%	17%		11%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $840,000 to 16% of total net revenue in the three-month period ended June 30, 2011, compared to 12% for the same period in 2010. The increase in expenses was due primarily to: (i) higher personnel expenses of $389,000 due to higher headcount and temporary staffing to ramp up the development of our new products; (ii) higher material expenses of $154,000 related to spending on prototype product development; and (iii) higher consulting services related to our product development efforts of $122,000.

R&D expenses increased by $1.5 million in the six-month period ended June 30, 2011, compared to the same period in 2010. R&D expenses, as a percentage of total net revenue, increased to 17% for the six-month period ended June 30, 2011, compared to 11% for the same period in 2010. The increase in expenses was due primarily to: (i) higher personnel expenses of $830,000 due to higher headcount and temporary staffing to ramp up the development of our new products; and (ii) higher material expenses of $398,000 related to spending on prototype product development.

General and Administrative (G&A)
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
General and Administrative	$2,588	(6%)	$2,744	$4,916	(1%)	$4,986
As a percentage of total net revenue	17%		22%	19%		19%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased $156,000 in the three-month period ended June 30, 2011, compared to the same period in 2010. This decrease was primarily attributable to lower personnel expenses of $194,000. G&A expenses remained relatively flat in the six-month period ended June 30, 2011, compared to the same period in 2010.

G&A expenses, as a percentage of net revenue, decreased to 17% for the three-month period ended June 30, 2011, compared to 22% for the same period in 2010. This decrease was due primarily to a higher revenue base in the three-month period ended June 30, 2011, compared to the same period in 2010. G&A expenses, as a percentage of net revenue, remained flat at 19% for the six-month periods ended June 30, 2011 and 2010.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Interest income	$161	31%	$123	$318	5%	$303
Other income, net	38	111%	18	65	1,525%	4
Total Interest and other income, net	$199	41%	$141	$383	25%	$307

Interest and other income, net, increased $58,000 for the three-month period ended June 30, 2011, compared to the same period in 2010 and increased $76,000 for the six-month period ended June 30, 2011 compared to the same period in 2010. These increases were primarily a result of improved interest yields in 2011, compared to 2010.

(Benefit) provision for Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Loss before income taxes	$(2,664)	28%	$(3,679)	$(6,487)	(15%)	$(5,650)
(Benefit) provision for income taxes	(208)	NA	82	(176)	NA	129
Effective tax rate	8%		(2%)	3%		(2%)

We recorded an income tax benefit of $208,000 for the three-month period ended June 30, 2011, compared to an income tax provision of $82,000 for the same period in 2010. We recorded an income tax benefit of $176,000 for the six-month period ended June 30, 2011, compared to an income tax provision of $129,000 for the same period in 2010. Our income tax benefit for the three and six-month periods ended June 30, 2011 was primarily related to the carryback of fiscal year 2010 federal losses to obtain a $246,000 refund of alternative minimum taxes paid for fiscal year 2008, reduced by the tax impact of the Company’s non U.S. operations. Our income tax provision for the three and six-month periods ended June 30, 2010 was primarily related to applicable U.S. federal and state income taxes and the tax impact of the Company’s non U.S. operations, reduced primarily by tax exempt interest income. We have recorded a 100% valuation allowance against our U.S. deferred tax assets and as such we do not record any income tax benefit related to our U.S. loss.

Net Loss per Diluted Share

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2011	% Change		2010	2011	% Change		2010
Net loss	$(2,456)	35%		$(3,761)	$(6,311)	(9%)		$(5,779)
Net loss per diluted share	$(0.18)	(36%	)	$(0.28)	$(0.46)	(7%	)	$(0.43)

Net loss per diluted share decreased $0.10, or 36%, in the three-month period ended June 30, 2011, compared to the same period in 2010, due primarily to:

·	Higher net revenue of $2.7 million;
·	Improved gross margin from 56% to 57%;
·	Increase in tax benefit by $290,000;
·	Reduction in general and administrative expenses by $156,000;
·	Reduced sales and marketing expenses by $104,000;
·	Offset by a net increase in R&D expenses of $840,000.

Net loss per diluted share increased $0.03, or 7%, in the six-month period ended June 30, 2011, compared to the same period in 2010, due primarily to:

·	An increase in research and development expenses of $1.5 million;
·	A decline in gross margins to 56% from 57%; partially offset by
·	A decrease in sales and marketing expenses of $519,000;
·	Higher net revenue of $550,000; and
·	An increase in the tax benefit by $305,000.

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

Liquidity Ratios

(Dollars in thousands)	June 30, 2011	December 31, 2010
Working Capital(1)	$90,119	$90,339
Current Ratio(2)	7.2:1	7.9:1

(1)	Working capital is defined as the difference between current assets and current liabilities and represents how much a company has in liquid assets available to operate its business.
(2)	The current ratio is a financial ratio that measures a Company’s resources to pay its current liabilities and is defined as current assets divided by current liabilities.

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	June 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$17,483	$12,519	$4,964
Marketable investments	73,557	77,484	(3,927)
Long-term investments	3,908	6,784	(2,876)
Total	$94,948	$96,787	$(1,839)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2011	2010
Net cash flow provided by (used in):
Operating activities	$(2,272)	$(6,620)
Investing activities	6,355	15,135
Financing activities	881	353
Net increase in cash and cash equivalents	$4,964	$8,868

Cash Flows from Operating Activities

Net cash used in operating activities in the six-month period ended June 30, 2011 was $2.3 million, which was due primarily to:

·
$4.0 million used by the net loss of $6.3 million after adjusting for non-cash related items of $2.3 million; consisting primarily of stock-based compensation expense of $2.2 million and depreciation and amortization of $319,000, partially offset by the provision for excess and obsolete inventories of $174,000;

·
$1.7 million used to increase inventory relating primarily to finished goods and raw materials associated with the ramp up of our recently introduced products — GenesisPlus and Excel V; partially offset by

·
$1.4 million generated from the reduction of other current assets and prepaid expenses resulting primarily from the receipt of a U.S. income tax refund of $1.2 million during the six-month period ended June 30, 2011; and

·	$936,000 generated from cash collections of the higher year end accounts receivable balance at December 31, 2010.

Net cash used in operating activities in the six-month period ended June 30, 2010 was $6.6 million, which was due primarily to:

·
$2.7 million used by the net loss of $5.8 million after adjusting for non-cash related items of $3.0 million; consisting primarily of stock-based compensation expense of $2.6 million and other items of $451,000;

·
$3.2 million used to pay down the higher 2009 year-end accrued liabilities relating primarily to: (i) a reduction of professional and legal fees of $1.3 million resulting primarily from a settlement payment of $950,000 relating to our TCPA litigation matter and $366,000 related primarily to payment of other legal settlements, (ii) reduction of customer deposits by $485,000, resulting from converting customer prepayments to sales, (iii) personnel expenses of $390,000 resulting primarily from the pay-down of year-end commissions and bonuses, (iv) reduction of the sales, use and value added taxes payable balance by $326,000 due to lower international  revenue, (v) reduction of accrued warranty expenses of $321,000 due primarily to fewer units remaining under warranty, and a (vi) net reduction of $252,000 for accrued sales and marketing expenses;

·
$857,000 used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts; and

·	$633,000 cash used to purchase inventory pursuant to our distribution agreements with Obagi and BioForm; partially offset by
·	$1.2 million decrease in accrued interest and unamortized discounts related to our marketable and long-term investments.

Cash Flows from Investing Activities

We generated net cash of $6.4 million from investing activities in the six-month period ended June 30, 2011, which was attributable primarily to:

·	$38.9 million in net proceeds from the sales and maturities of marketable investments; partially offset by
·	$32.1 million of cash used to purchase marketable investments; and
·	$397,000 of cash used to purchase property and equipment primarily for our manufacturing function.

We generated net cash of $15.1 million from investing activities in the six-month period ended June 30, 2010, which was attributable to:

·	$49.0 million in net proceeds from the sales and maturities of marketable investments; partially offset by
·	$33.7 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $881,000 in the six-month period ended June 30, 2011 and $353,000 in the six-month period ended June 30, 2010, which primarily resulted from cash generated by the issuance of stock as a result of employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $94.9 million as of June 30, 2011. Of this amount, we had $3.9 million of long-term ARS investments. For the first six months of 2011, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock through employee stock option exercises and our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $91.0 million, are sufficient to meet our operating and capital requirements for the foreseeable future. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments were not material at June 30, 2011.

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of our business. As of June 30, 2011, we were not a party to any material pending litigation. See Note 8, “Commitments and Contingencies - Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations

We believe that there were no significant changes during the six-month period ended June 30, 2011 in our payments due under contractual obligations, as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following are our obligations for future minimum lease commitments related to facility leases as of June 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,821	$1,698	$2,584	$2,539	$2,000

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at June 30, 2011. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $494,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of June 30, 2011. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $578,000 as of June 30, 2011.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Uncertainties in the credit markets affected our holdings in ARS investments and auctions for some of our investments in these securities continue to fail. As of June 30, 2011, of our original $13.4 million par value of ARS portfolio, $8.5 million has been redeemed in full and we had $4.9 million par value (fair value of $3.9 million) whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2032 to 2043. As a result of the ARS failing, we modified our investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, commercial paper and high-grade corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary, then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net foreign exchange gain was approximately $33,000 in the six-month period ended June 30, 2011, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

In the three and six-month periods ended June 30, 2011, our U.S. revenue increased by approximately 19% and 6%, respectively, compared to the same periods in 2010. However, in fiscal year 2010 our U.S. revenue decreased by approximately 8% compared to the same period in 2009. Even though our U.S. revenue has increased in 2011, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three and six-month periods ended June 30, 2011 our U.S. revenue increased by approximately 19% and 6% respectively, compared to the same periods in 2010. However it remains significantly below the pre-2009 level due to several factors, some of which are:

·
Our Product and Upgrade ASPs were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

·
Historically, we have introduced a new product every year since 2000, which typically resulted in increased revenue. However, in 2009 and until August 2010, we did not have a new product. In August 2010, we launched GenesisPlus and in February 2011, we launched Excel V. Even though we have introduced these new products, there can be no assurance that they will translate into increased revenue in the U.S.

·
Although our U.S. Titan hand piece refill revenue increased by 29% in the three-month period ended June 30, 2011, compared to the same period in 2010, our U.S. Titan hand piece refill revenue for the three-month period ended June 30, 2011 was still lower than the levels prior to the second quarter 2010. That was due to a voluntary recall of certain Titan XL hand pieces in the second quarter of 2010 whereby all customers that had a Titan XL hand piece subject to the recall were provided with a fully refilled Titan XL hand piece. This delayed their purchase of a refill and resulted in a decline of our revenue.

If our U.S. revenue does not continue to improve to our pre-2009 levels, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

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

We have selectively hired new sales professionals and managers in key territories to fill vacant positions.  For example, in December 2010, Michael Poole joined us as Vice President of North American Sales, which allowed our previous Vice President of North American Sales to return to Japan in an expanded role to lead our Pacific Rim operations. Although Mr. Poole has over 17 years of a broad range of sales experience and was employed by us from 2004 to 2008, Mr. Poole has limited prior experience in managing a large sales force. We have been training our existing, and recently recruited, sales professionals to better understand our product technology and how it can be positioned against our competitors’ products.  These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability.

Measures we implement in an effort to retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue and harm our business.

If our revenue does not continue to improve from the 2010 level, or if our cost of revenue and/ or operating expenses increase, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin declined to 56% in the six-month period ended June 30, 2011 from 57% in the same period of 2010. Our gross margin for the full-year was 57% in 2010, compared with 59% in 2009 and 61% in 2008. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, or a shift in our product mix. Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, and utilization of our relatively fixed manufacturing costs.

If our revenue does not continue to improve from the 2010 level, or if our cost of revenue increases, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

Economic, political and market conditions, including the recent recession and global economic crisis, and catastrophic events may adversely affect our business, results of operations, financial condition and stock price.

Our business is influenced by a range of factors that are beyond our control, including:

·	General economic and business conditions;
·	The overall demand for our products by the core market specialties of dermatologists and plastic surgeons;
·	Governmental budgetary constraints or shifts in government spending priorities;
·	General political developments;
·	Natural disasters, such as the March 2011 earthquake and tsunami in Japan; and
·	Currency exchange rate fluctuations.

Macroeconomic developments like the recent recessions in the U.S. and Europe and the debt crisis in the U.S. and certain countries in the European Union could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. For example, the March 2011 earthquake and tsunami, and other collateral events, in Japan may adversely affect the demand for our products and services in the Japanese market. These factors may have a strong effect on our sales of product or upgrade application purchases and, to a lesser extent, also may affect our renewal rates for contract service agreements, which may cause a decline in revenues and negatively affect our operating results.

Demand for our products in any of our markets could be weakened by several factors, including:

·	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons;
·	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;
·	The inability to differentiate our products from those of our competitors;
·	Reduced patient demand for elective aesthetic procedures;
·	Failure to build and maintain relationships with opinion leaders within the various market segments;
·	An increase in malpractice lawsuits that result in higher insurance costs; and
·	The lack of credit financing for some of our potential customers.

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

To successfully expand our product offerings, we must, among other things:

·	Develop and acquire new products that either add to or significantly improve our current product offerings;
·	Convince our existing and prospective customers that our product offerings would be an attractive revenue-generating addition to their practice;
·	Sell our product offerings to a broad customer base;
·	Identify new markets and alternative applications for our technology;
·	Protect our existing and future products with defensible intellectual property; and
·	Satisfy and maintain all regulatory requirements for commercialization.

Except for 2009, we have introduced a new product every year since 2000. In the first quarter 2011, we announced the release of our Excel V laser system (we commenced recognizing revenue in the second quarter 2011), a unique vascular work station designed specifically for the core-market of dermatologists and plastic surgeons. In 2010, we launched GenesisPlus, a laser specifically created for the aesthetic treatment of toes and feet. Historically, product introductions have been a significant component of our financial performance. To be successful in the aesthetics industry, we need to continue to innovate. Our business strategy has therefore been based, in part, on our expectation that we will continue to increase our product offerings. We need to continue to devote substantial research and development resources to make new product introductions, which can be costly and time consuming to our organization.

In January 2011, we announced the appointment of Len DeBenedictis as Chief Technology Officer to lead our research and product development efforts. Our current Vice President of Research and Development reports to Mr. DeBenedictis. Although Mr. DeBenedictis has over 20 years of laser and light-based industry experience and an outstanding background to lead our research and product development efforts, there is no guarantee that we will be able to continue our trend of regular new product introductions or that such management change will result in an improved research and development organization. Also, we may need additional research and development resources to make new product introductions, which may be more costly and time consuming to our organization.

We also believe that, to increase revenue from sales of new products, we need to continue to develop our clinical support, further expand and nurture relationships with industry thought leaders and increase market awareness of the benefits of our new products. However, even with a significant investment in research and development, we may be unable to continue to develop, acquire or effectively launch and market new products and technologies regularly, or at all. If we fail to successfully commercialize new products, our business may be harmed.

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

Our ability to effectively compete and generate additional revenue from new and existing products depend upon our ability to distinguish our company and our products from our competitors and their products, and to develop and effectively market new and existing products. Our success is dependent on many factors, including the following:

·	Speed of new and innovative product development;
·	Effective strategy and execution of new product launches;
·	Identify and develop clinical support for new indications of our existing products;
·	Product performance;
·	Product pricing;
·	Quality of customer support;
·	Development of successful distribution channels, both domestically and internationally; and
·	Intellectual property protection.

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

Continued expansion of the global market for laser and light-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

·	Consumer disposable income and access to consumer credit, which as a result of the unstable economy, may have been significantly impacted;
·	The cost of procedures performed using our products;

·	The cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or light-based technologies and treatments which use pharmaceutical products;
·	The success of our sales and marketing efforts; and
·	The education of our customers and patients on the benefits and uses of our products, compared to competitors’ products and technologies.

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

If our products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, we may experience:

·	Damage to our brand reputation;
·	Loss of customer orders and delay in order fulfillment;
·	Increased costs due to product repair or replacement;
·	Inability to attract new customers;
·	Diversion of resources from our manufacturing and research and development departments into our service department; and
·	Legal action.

The occurrence of any one or more of the foregoing could materially increase expenses, adversely impact profitability and harm our business.

As a result of our voluntary Titan XL recall in 2010, our Titan refills revenue declined significantly lower than the revenue levels prior to the recall. If customers do not return to using their Titan hand pieces at our pre second quarter 2010 revenue levels due to this voluntary recall, our Titan refill revenue and profitability could be negatively impacted in the future.

Although our Titan hand piece refill revenue for the three and six-month periods ended June 30, 2011 increased 30% and 1%, respectively, compared to the same periods in 2010, our Titan hand piece refill revenue for the three-month period ended March 31, 2011, was 20% lower than the first quarter of 2010. For the full-year of 2010, it decreased by 31%, compared to 2009. These decreases were due primarily to our voluntary recall of our Titan XL hand piece in 2010, in which we provided our eligible customers with a fully refilled Titan XL hand piece. If customers do not return to using their Titan hand pieces at our pre-2010 revenue levels due to this voluntary recall, our Titan refill revenue and profitability could be negatively impacted in the future.

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

The FDA and state authorities have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

·	Warning letters, fines, injunctions, consent decrees and civil penalties;
·	Repair, replacement, recall or seizure of our products;
·	Operating restrictions or partial suspension or total shutdown of production;
·	Refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;
·	Withdrawing 510(k) clearance or pre-market approvals that have already been granted; and
·	Criminal prosecution.

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

In 2010 we entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impact our profitability.

In 2010, we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. We entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase an annual minimum dollar amount of their product. During 2010, the initial year of the agreement, the minimum purchase requirement was $1.25 million. The minimum purchase requirement for 2011 and beyond has yet to be finalized but is expected to be consistent with 2010. If we do not make these minimum purchases, we could lose exclusivity for distributing Obagi products to physicians in Japan. Finally, we also have an agreement with BioForm Medical Inc. (acquired by Merz Pharma Group in January 2009), to distribute their Radiesse® dermal filler product in Japan.

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

International revenue represented 63% of our total revenue for the six-month period ended June 30, 2011 and 64% for the full-year 2010. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

·	Difficulties in staffing and managing our foreign operations;
·	Export restrictions, trade regulations and foreign tax laws;
·	Fluctuating foreign currency exchange rates;
·	Foreign certification and regulatory requirements;
·	Lengthy payment cycles and difficulty in collecting accounts receivable
·	Customs clearance and shipping delays;
·	Political and economic instability;
·	Lack of awareness of our brand in international markets;
·	Preference for locally-produced products; and
·	Reduced protection for intellectual property rights in some countries.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of June 30, 2011, our balance in marketable investments was $73.6 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2011 would have potentially decreased by approximately $578,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Consolidated Balance Sheet as of June 30, 2011 are $3.9 million of ARS. These ARS were designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $8.5 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at June 30, 2011 continue to fail and they remain as illiquid. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the prospectus of the individual security, which rate is generally higher than the prevailing market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process, or the ARS is refinanced by the issuer into another type of debt instrument.

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

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of March 31, 2011, approximately 48% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

·
Litigation surrounding executive compensation has increased with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our D&O insurance, there could be material expenses involved, fines, or remedial actions which could negatively affect our stock price;

·	The general market conditions unrelated to our operating performance;
·	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;
·	Quarterly variations in our, or our competitors’, results of operations;
·	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
·	The announcement of new products or service enhancements by us or our competitors;
·	The announcement of the departure of a key employee or executive officer by us or our competitor;
·	Regulatory developments or delays concerning our, or our competitors’ products; and
·	The initiation of litigation by us or against us.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

·	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
·	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
·	A lack of long term supply arrangements for key components with our suppliers;
·	Inability to obtain adequate supply in a timely manner, or on reasonable terms;
·	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;
·	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and
·	Delay in supplier deliveries.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2011, we had 18 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in U.S. dollars may be more expensive relative to products of our foreign competitors, which could result in lower revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar, Canadian Dollar and British Pound Sterling. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations.

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

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

·	A classified board of directors;
·	Advance notice requirements to stockholders for matters to be brought at stockholder meetings;
·	Limitations on stockholder actions by written consent; and
·	The right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

On July 31, 2011, in light of poor industry financial performance and in the interest of key management employee retention, our board of directors changed one of the attributes of our 2011 Management Bonus Program to remove the profitability requirement so that bonuses could get paid to employees who participate in this program. However, for our Named Executive Officers, our board of directors chose to eliminate bonus payments that could be made under our 2011 Management Bonus Program. Our Named Executive Officers are Kevin P. Connors, President and Chief Executive Officer; Ronald J. Santilli, Executive Vice President and Chief Financial Officer; and Len DeBenedictis, Chief Technical Officer. All other provisions of our 2011 Management Bonus Program, remained the same as the terms of our 2010 Management Bonus Program.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 1st day of August, 2011.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)