Form 10-Q
period 2011-09-30
CUTERA INC
filed 2011-11-07
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2011 was 13,908,207

CUTERA, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$13,874	$12,519
Marketable investments	74,502	77,484
Accounts receivable, net	4,085	4,208
Inventories	9,659	6,448
Deferred tax asset	17	63
Other current assets and prepaid expenses	1,841	2,740
Total current assets	103,978	103,462

Property and equipment, net	643	597
Long-term investments	3,014	6,784
Intangibles, net	493	637
Deferred tax asset, net of current portion	345	325
Other long-term assets	493	—
Total assets	$108,966	$111,805

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,151	$1,296
Accrued liabilities	7,339	6,194
Deferred revenue	5,447	5,633
Total current liabilities	14,937	13,123

Deferred rent	1,432	1,501
Deferred revenue, net of current portion	775	1,287
Income tax liability	489	477
Total liabilities	17,633	16,388

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,888,554 and 13,629,713 shares at September 30, 2011 and December 31, 2010, respectively	14	14
Additional paid-in capital	94,594	90,423
Retained earnings (accumulated deficit)	(2,438)	6,736
Accumulated other comprehensive loss	(837)	(1,756)
Total stockholders’ equity	91,333	95,417
Total liabilities and stockholders’ equity	$108,966	$111,805

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net revenue	$15,232	$12,092	$41,748	38,058
Cost of revenue	6,772	5,661	18,472	16,825
Gross profit	8,460	6,431	23,276	21,233

Operating expenses:
Sales and marketing	6,426	5,799	18,720	18,612
Research and development	2,352	1,871	6,828	4,831
General and administrative	2,310	2,352	7,226	7,338
Total operating expenses	11,088	10,022	32,774	30,781
Loss from operations	(2,628)	(3,591)	(9,498)	(9,548)
Interest and other income, net	91	132	474	439
Loss before income taxes	(2,537)	(3,459)	(9,024)	(9,109)
Provision for income taxes	326	—	150	129
Net loss	$(2,863)	$(3,459)	$(9,174)	$(9,238)

Net loss per share:
Basic and Diluted	$(0.21)	$(0.25)	$(0.67)	$(0.68)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,862	13,589	13,765	13,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,174)	$(9,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,105	3,670
Tax benefit from stock-based compensation	21	—
Excess tax benefit related to stock-based compensation	(21)	—
Depreciation and amortization	483	560
Provision for excess and obsolete inventories	(174)	217
Provision for doubtful accounts receivable	17	(91)
Change in deferred tax asset net of valuation allowance	26	(29)
Gain on sale of marketable investments, net	(2)	(74)
Tax on unrealized gains on marketable and long term investments	194	—
Changes in assets and liabilities:
Accounts receivable	106	394
Inventories	(3,037)	(953)
Other current assets and prepaid expenses	1,951	1,761
Other long-term assets	(493)	—
Accounts payable	855	620
Accrued liabilities	1,086	(3,058)
Deferred rent	(10)	(158)
Deferred revenue	(698)	(1,069)
Income tax liability	12	(183)
Net cash used in operating activities	(5,753)	(7,631)

Cash flows from investing activities:
Acquisition of property and equipment	(421)	(193)
Disposal of property and equipment	36	—
Proceeds from sales of marketable and long-term investments	17,597	38,800
Proceeds from maturities of marketable investments	35,085	34,135
Purchase of marketable investments	(46,255)	(66,617)
Net cash provided by investing activities	6,042	6,125

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,045	380
Excess tax benefit related to stock-based compensation	21	—
Net cash provided by financing activities	1,066	380

Net increase (decrease) in cash and cash equivalents	1,355	(1,126)
Cash and cash equivalents at beginning of period	12,519	22,829
Cash and cash equivalents at end of period	$13,874	$21,703

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

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, France, Japan, Spain, Switzerland (however, beginning October 1, 2011 the Company engaged a distributor in Switzerland instead of selling directly) and United Kingdom that market, sell and service its products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Significant Accounting Policies
The Company’s significant accounting policies are disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2010 filed with the SEC on March 15, 2011, and have not changed significantly as of September 30, 2011, except for the accounting standard on revenue recognition explained below.

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

The above mentioned update was effective for the Company from January 1, 2011 and the Company elected to apply it prospectively to new or materially modified revenue arrangements after its effective date. This did not have a material impact on the Company’s financial position or results of operations for the three and nine-month periods ended September 30, 2011 and does not change the units of accounting for its revenue transactions.

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

The following tables summarize cash, cash equivalents, marketable investments and long-term investments (in thousands):

	September 30, 2011	December 31, 2010
Cash and cash equivalents:
Cash	$1,424	$1,989
Cash equivalents:
Money market funds	10,700	8,330
Commercial paper	1,750	2,200
Total cash and cash equivalents	13,874	12,519

Marketable investments:
U.S. government notes	3,672	2,070
U.S. government agencies	28,930	24,087
Municipal securities	6,811	15,011
Commercial paper	10,693	11,465
Corporate debt securities	24,396	24,851
Total marketable investments	74,502	77,484

Long-term investments in Auction Rate Securities (ARS)	3,014	6,784
Total cash, cash equivalents, marketable investments and long-term investments	$91,390	$96,787

The following table summarizes unrealized gains and losses related to our marketable investments and long-term investments, both designated as available-for-sale (in thousands):

September 30, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$13,874	$—	$—	$13,874

Marketable investments
U.S. government notes	3,660	12	—	3,672
U.S. government agencies	28,894	41	(5)	28,930
Municipal securities	6,759	53	(1)	6,811
Commercial paper	10,690	3	—	10,693
Corporate debt securities	24,415	19	(38)	24,396
Total marketable investments	74,418	128	(44)	74,502

Long-term investment in ARS	3,900	—	(886)	3,014
Total cash, cash equivalents, marketable investments and long-term investments	$92,192	$128	$(930)	$91,390

December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$12,519	$—	$—	$12,519

Marketable investments
U.S. government notes	2,069	1	—	2,070
U.S. government agencies	24,088	17	(18)	24,087
Municipal securities	15,029	2	(20)	15,011
Commercial Paper	11,459	7	(1)	11,465
Corporate debt securities	24,825	55	(29)	24,851
Total marketable investments	77,470	82	(68)	77,484

Long-term investment in ARS	8,325	—	(1,541)	6,784
Total cash, cash equivalents, marketable investments and long-term investments	$98,314	$82	$(1,609)	$96,787

The following table summarizes the estimated fair value of our marketable investments and long-term investments classified by the contractual maturity date of the security as of September 30, 2011 (in thousands):

Amount
Due in less than one year	$47,336
Due in 1 to 3 years	27,166
Due in 3 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	3,014
$77,516

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

As of September 30, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Cash equivalents	$13,874	$—	$—	$13,874
Short-term marketable investments:
Available-for-sale securities	—	74,502	—	74,502
Long-term investments:
Available-for-sale ARS	—	—	3,014	3,014
Total assets at fair value	$13,874	$74,502	$3,014	$91,390

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

At September 30, 2011, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value was based on valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in ARS for the nine months ended September 30, 2011 (in thousands):

September 30, 2011
Balance at December 31, 2010	$6,784
Total gains or losses (realized or unrealized):
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	655
Purchases and issuances	—
Settlements	(4,425)
Transfers in and/or out of Level 3	—
Balance at September 30, 2011	$3,014

Inventories:
Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$5,867	$4,204
Finished goods	3,792	2,244
Total	$9,659	$6,448

Intangible Assets:
Intangible assets comprise a patent sublicense acquired from Palomar in 2006 and a technology sublicense acquired in 2002. The components of intangible assets were as follows (in thousands):

	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$758	$460
Technology sublicense	538	505	33
Total	$1,756	$1,263	$493

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$656	$562
Technology sublicense	538	463	75
Total	$1,756	$1,119	$637

Amortization expense for intangible assets was $144,000 for each of the nine-month periods ended September 30, 2011 and 2010.

Based on intangible assets recorded at September 30, 2011, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011 (remainder)	$48
2012	158
2013	138
2014	138
2015	11
Thereafter	—
Total	$493

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

The following table provides the changes in the product warranty accrual for the nine-month period ended September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Beginning Balance	$796	$1,049
Add: Accruals for warranties issued during the period	2,918	2,058
Less: Settlements made during the period	(2,710)	(2,447)
Ending Balance	$1,004	$660

Deferred Service Contract revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the nine-month period ended September 30, 2011 and 2010 (in thousands):

	September 30,
	2011	2010
Beginning Balance	$6,765	$8,128
Add: Payments received	6,332	6,004
Less: Revenue recognized	(7,024)	(7,210)
Ending Balance	$6,073	$6,922

Costs incurred under service contracts were $3.1 million for the nine-month period ended September 30, 2011 and $3.2 million for the nine-month period ended September 30, 2010 and are recognized as incurred.

Note 4. Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine-month periods ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Cost of revenue	$179	$191	$505	$566
Sales and marketing	210	214	625	476
Research and development	184	316	524	904
General and administrative	321	360	1,451	1,724
Total stock-based compensation expense	$894	$1,081	$3,105	$3,670

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

Weighted Average Shares Outstanding
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(2, 863)	$(3,459)	$(9,174)	$(9,238)
Denominator:
Weighted-average number of common shares outstanding used in computing basic and diluted net loss per share	13,862	13,589	13,765	13,512

Anti-dilutive securities
The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Options to purchase common stock	3,990	3,484	3,619	3,110
Restricted stock units	56	72	62	40
Employee stock purchase plan shares	30	23	51	45
Total	4,076	3,579	3,732	3,195

Note 6. Income Taxes

The Company’s income tax provision for the three and nine months ended September 30, 2011 and 2010 was primarily related to income taxes of the Company’s non U.S. operations and other discrete items as explained below. The Company recorded a 100% valuation allowance against its U.S. deferred tax assets and as such did not record any income tax benefit related to its U.S. loss for the three and nine-month periods ended September 30, 2011 and 2010.

For the three months ended September 30, 2011, the Company’s income tax provision was $326,000, compared to a provision of less than $1,000 for the three months ended September 30, 2010. Included in the $326,000 provision for the three moths ended September 30, 2011, was a discrete charge of $262,000 for the clearing of disproportionate tax effects in accumulated other comprehensive loss related to unrealized gains and losses on marketable and long term investments.

For the nine months ended September 30, 2011, the Company’s income tax provision was $150,000, compared to a provision of $129,000 for the nine months ended September 30, 2010. Included in the $150,000 provision for the nine months ended September 30, 2011 was a discrete net charge of $194,000 for the clearing of disproportionate tax effects in other comprehensive income related to unrealized gains and losses on marketable investments, offset by a discrete tax benefit of $246,000 resulting from the carry-back of fiscal year 2010 federal losses to obtain a refund of alternative minimum taxes paid for fiscal year 2008.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2011 and December 31, 2010, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

As of September 30, 2011, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740 as of December 31, 2010.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(2,863)	$(3,459)	$(9,174)	$(9,238)
Net change in unrealized gain (loss) on available-for sale-securities, net of tax	297	(54)	919	(142)
Comprehensive loss	$(2,566)	$(3,513)	$(8,255)	$(9,380)

Note 8. Commitments and Contingencies

Facility Leases
The Company leases its Brisbane, California, office and manufacturing facility under a non-cancelable operating lease which expires on December 31, 2017. In addition, the Company has leased office facilities in certain international countries, including: Japan, Switzerland, France, and Spain. As of September 30, 2011, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2011 (remainder)	$454
2012	1,674
2013	1,737
2014	1,782
2015	1,367
Thereafter	2,654
Future minimum rental payments	$9,668

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers.
In the first quarter of 2010, the Company entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. In order to maintain an exclusive right to distribute Obagi products in the physician dispensed channel in Japan, the Company needs to purchase a minimum of $1.75 million of products in 2011 and $2.0 million in 2012. The Company’s other open inventory purchase commitments were not material at September 30, 2011.

Litigation
The Company is named from time to time as a party to product liability and other claims and lawsuits in the normal course of its business. As of September 30, 2011, the Company was not a party to any material pending litigation.

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

Executive Summary

Company Description

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on five platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM and Excel VTM — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Commencing in the fourth quarter of 2011, we plan to launch a new Q-switched laser product called myQTM in Japan, that Cutera shall be sourcing from a third party original equipment manufacturer (OEM). In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and dermal fillers and cosmeceuticals.

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

International sales are generally made through direct sales employees and a worldwide distributor network in over 35 countries. Outside of the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, Switzerland (however, beginning October 1, 2011 we engaged a distributor in Switzerland instead of selling directly) and the United Kingdom.

Products

Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceutical products. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or light-based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or light-based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console. Commencing in the fourth quarter of 2011, we plan to launch a new Q-switched laser system called myQ.

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of recurring revenue which we classify as Upgrade revenue. Service revenue relates to amortization of prepaid service contract revenue and receipts for time and materials services on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses have been used. In Japan, we distribute Merz Pharma GmbH’s (Merz) Radiesse® dermal filler product and Xeomin®; and Obagi Medical Products, Inc.’s (Obagi) cosmeceutical products.

Significant Business Trends

Growth
We believe that our ability to grow revenue will be primarily dependent on the following:

·	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
·	Ongoing investment in our global sales and marketing infrastructure.
·	Use of clinical results to support new aesthetic products and applications.
·	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
·	Customer demand for our products.
·	Consumer demand for the application of our products.
·	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
·	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan hand piece refills, and Dermal fillers and cosmeceutical products.

U.S. Revenue
Our U.S. revenue increased by $1.8 million, or 43%, in the three-month period ended September 30, 2011 and by $2.4 million, or 18%, in the nine-month period ended September 30, 2011, compared to the same periods in 2010, respectively. This increase was primarily attributable to an increase in product revenue due to the:
·	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011;
·	Commencement of Excel V shipments in the second quarter of 2011; and
·	Result of effective U.S. sales management changes implemented in early 2011.

International Revenue
International revenue increased by $1.3 million or 17%, in the three-month period ended September 30, 2011 and by $1.3 million or 5% in the nine-month period ended September 30, 2011, compared to the same periods in 2010, respectively. This increase was primarily attributable to:

·
Higher product revenue from Canada, Australia and several of our distributor countries as a result of new products and a general improved economic environment in the three and nine-month period ended September 30, 2011, compared to the same period in 2010;

·
An increase in our Dermal filler and cosmeceuticals revenue in Japan, due primarily to a higher number of customers purchasing Obagi products, which we began distributing in the first quarter of 2010, and due to the expansion of product lines being distributed; which was partly offset by

·	A decline in our direct and distributor revenue from European countries due primarily to a restructuring of our sales team.
Product Revenue
Products revenue increased by $3.2 million or 56%, in the three-month period ended September 30, 2011 and by $3.6 million, or 19%, in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. These increases in revenue were due primarily to the U.S. FDA clearance of our GenesisPlus system for toenail fungus in April 2011 and the commencement of Excel V shipments in the second quarter of 2011. This was offset by a decline in revenue for the nine-month period ended September 30, 2011, compared to the same period in 2010, due to the catastrophic earthquake in Japan in March 2011 and a decline in our European revenue due to the European debt crisis and sales employee turnover.

Upgrade Revenue
Upgrades revenue decreased by $727,000, or 51%, in the three-month period ended September 30, 2011 and by $1.6 million, or 40%, in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our Upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead, we have launched new stand alone products (GenesisPlus and Excel V), which has resulted in a decline of our upgrade revenue since 2009.

Voluntary Titan XL Recall
In the second quarter of 2010, we initiated a voluntary recall of our Titan XL hand pieces. As part of the voluntary recall program, we provided our customers with a fully “refilled” Titan XL hand piece. As a result, our Titan hand piece refills revenue was negatively impacted since the announcement of the recall and as of the third quarter ended September 30, 2011, it has not recovered to the pre-recall revenue level of approximately $1.3 to $1.4 million per quarter. Cost of revenue for the nine months ended September 30, 2010, included an expense of $487,000 for the estimated cost of this voluntary recall.

Factors that May Impact Future Performance.

Our industry is impacted by numerous competitive, regulatory, macroeconomic and other significant factors. The March 2011 earthquake and tsunami in Japan had a negative impact on our Japanese business and operations. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings, develop innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part II, Item 1A “Risk Factors” section below.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with theSEC on March 15, 2011. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K,except for revenue recognition as described in Note 1.

Recent Accounting Pronouncements

For a full description of recent accounting updates, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies – Recent Accounting Updates” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Operating Ratio:
Net revenue	100%	100%	100%	100%
Cost of revenue	44%	47%	44%	44%
Gross margin	56%	53%	56%	56%

Operating expenses:
Sales and marketing	42%	48%	45%	49%
Research and development	16%	16%	17%	13%
General and administrative	15%	19%	17%	19%
Total operating expenses	73%	83%	79%	81%

Loss from operations	(17)%	(30)%	(23)%	(25)%
Interest and other income, net	0%	1%	1%	1%
Loss before income taxes	(17)%	(29)%	(22)%	(24)%
Provision for income taxes	2%	—%	—%	—%
Net loss	(19)%	(29)%	(22)%	(24)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Net Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change		2010	2011	% Change		2010
Revenue mix by geography:
United States	$6,037	43%		$4,214	$15,941	18%		$13,545
International	9,195	17%		7,878	25,807	5%		24,513
Consolidated total revenue	$15,232	26%		$12,092	$41,748	10%		$38,058

United States as a percentage of total revenue	40%			35%	38%			36%
International as a percentage of total revenue	60%			65%	62%			64%
Revenue mix by product category:
Products	$8,975	56%		$5,767	$22,462	19%		$18,888
Upgrades	687	(51	% )	1,414	2,364	(40	% )	3,955
Service	3,227	2%		3,166	10,149	2%		9,917
Titan hand piece refills	1,031	59%		647	3,336	14%		2,929
Dermal fillers and cosmeceuticals	1,312	19%		1,098	3,437	45%		2,369
Consolidated total revenue	$15,232	26%		$12,092	$41,748	10%		38,058

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

Products revenue increased by $3.2 million, or 56%, in the three-month period ended September 30, 2011 and by $3.6 million, or 19%, in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. These increases in revenue were due primarily to the U.S. FDA clearance of our GenesisPlus system for toenail fungus in April 2011 and the commencement of Excel V shipments in the second quarter of 2011. This was offset by a decline in revenue for the nine-month period ended September 30, 2011, compared to the same period in 2010, due to the catastrophic earthquake in Japan in March 2011 and a decline in our European revenue due to the European debt crisis and sales employee turnover.

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

Upgrades revenue decreased by $727,000, or 51%, in the three-month period ended September 30, 2011 and by $1.6 million, or 40%, in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our Upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead we have launched new stand alone products (GenesisPlus and Excel V), which has resulted in a decline of our upgrade revenue since 2009.

Service Revenue
Our worldwide service revenue increased by $61,000, or 2%, in the three-month period ended September 30, 2011 and by $232,000 or 2% in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. This increase was the result of higher international service revenue being partially offset by a decline in U.S. service revenue. The increase in international service revenue is due to an increased installed base and a higher number of purchased service contracts. The decline in our U.S. service revenue was primarily attributable to lower contract amortizations as a result of fewer customers purchasing extended service contracts.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue increased by $384,000 or 59% in the three-month period ended September 30, 2011 and by $407,000 or 14% in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. This increase was due primarily to the partial recovery of our Titan refill revenue following the voluntary recall of our Titan XL hand piece commencing in the second quarter of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece, which delayed their purchase of a refill.

Dermal Filler and Cosmeceuticals Revenue
Our Dermal fillers and cosmeceuticals revenue increased by $214,000, or 19%, in the three-month period ended September 30, 2011 and by $1.1 million, or 45%, in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. This increase was due primarily to the higher number of customers purchasing Obagi products, which we began distributing in Japan in the first quarter of 2010, and due to the expansion of product lines being distributed.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue increased by $1.8 million, or 43%, in the three-month period ended September 30, 2011 and by $2.4 million, or 18%, in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. This increase was primarily attributable to an increase in product revenue due to the:
·	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011;
·	Commencement of Excel V shipments in the second quarter of 2011; and
·	Result of effective US sales management changes implemented in early 2011.

International Revenue
International revenue increased by $1.3 million, or 17%, in the three-month period ended September 30, 2011 and by $1.3 million or 5% in the nine-month period ended September 30, 2011, compared to the respective periods in 2010. This increase was primarily attributable to:
·
Higher Product revenue from Canada, Australia and several of our distributor countries as a result of new products and a general improved economic environment in the three and nine-month periods ended September 30, 2011, compared to the same periods in 2010;

·
An increase in our Dermal filler and cosmeceuticals revenue in Japan, due primarily to additional Obagi and Merz product lines being added and a higher number of customers purchasing such products from Cutera as we started distributing Obagi products in Japan in the first quarter of 2010; which was partly offset by

·	A decline in our direct and distributor revenue from European countries due primarily to a restructuring of our sales team.

Gross Profit
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Gross profit	$8,460	32%	$6,431	$23,276	10%	$21,233
As a percentage of total net revenue	56%		53%	56%		56%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin (which is gross profit divided by net revenue) was 56% in the three-month period ended September 30, 2011, compared to 53% for the same period in 2010. Gross margin was 56% in the nine-month period ended September 30, 2011, and 56% for the same period in 2010. Our gross margins were impacted primarily by the following factors:

·
Our gross margin was favorably impacted in the three and nine-month periods ended September 30, 2011, due to the leverage of our relatively fixed manufacturing costs as a result of higher Product volume;

·
Our Titan refill gross margin was favorably impacted given we did not incur any expenses related to the voluntary Titan XL recall in the nine months ended September 30, 2011, compared to $487,000 of expenses recorded in the nine months ended September 30, 2010;.

·
Higher direct revenue as a percentage of total revenue, in the three and nine months ended September 30, 2011, compared to the same periods in 2010, resulted in an improvement of our margins because direct business has a better gross margin than our distributor business; and

·	Our gross margins in the three and nine months ended September 30, 2011, compared to the same periods in 2010, were adversely impacted by an unfavorable product mix towards lower margin products.

Sales and Marketing
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Sales and marketing	$6,426	11%	$5,799	$18,720	1%	$18,612
As a percentage of total net revenue	42%		48%	45%		49%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased $627,000, and represented 42% of total net revenue, in the three-month period ended September 30, 2011, compared to 48% in the same period in 2010. This increase was due primarily to: (i) increased personnel expenses of $351,000 attributable primarily to higher commission expenses relating primarily to the higher revenue; and (ii) increased travel, entertainment and sales meeting expenses by $332,000 due to the increased sales activity.

Sales and marketing expenses increased $108,000, and represented 45% of total net revenue, in the nine-month period ended September 30, 2011, compared to 49% in the same period in 2010. This increase was due primarily to: (i) increased personnel expenses of $609,000 attributable primarily to higher commission expenses relating to the higher revenue; (ii) increased travel, entertainment and sales meeting expenses of $474,000 due primarily to increased sales activity; offset by (iii) reduced promotional and marketing related spending of approximately $789,000 attributable to fewer workshops, and lower spending on public relation and other marketing activities.

Research and Development (R&D)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Research and development	$2,352	26%	$1,871	$6,828	41%	$4,831
As a percentage of total net revenue	16%		16%	17%		13%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $481,000, and represented 16% of total net revenue, in the three-month period ended September 30, 2011, compared to 16% for the same period in 2010. The increase in expenses was due primarily to: (i) higher personnel expenses of $414,000 due to higher headcount to ramp up the research, development and clinical support of our new products (iii) higher consulting services related to our product development efforts of $98,000; offset by (iv) a decrease in material expenses of $106,000 primarily due to significant spending in the three months ended September 30, 2010 related to new product development expenses.

R&D expenses increased by $2.0 million in the nine-month period ended September 30, 2011, compared to the same period in 2010. R&D expenses, as a percentage of total net revenue, increased to 17% for the nine-month period ended September 30, 2011, compared to 13% for the same period in 2010. The increase in expenses was due primarily to: (i) higher personnel expenses of $1.4 million due to higher headcount and higher consulting fees of $176,000, both, to ramp up the research, development and clinical support of our new products; and (ii) higher material expenses of $252,000 related to spending on prototype product development related primarily to our Excel V product launch.

General and Administrative (G&A)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
General and Administrative	$2,310	(2%)	$2,352	$7,226	(2%)	$7,338
As a percentage of total net revenue	15%		19%	17%		19%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased $42,000 in the three-month period ended September 30, 2011, compared to the same period in 2010. This decrease was due primarily to: (i) lower personnel expenses of $86,000 attributable to reduced headcount; (ii) lower accounting and tax services fees of $74,000; offset by (iii) an increase of $92,000 related to higher facility costs due to the planned relocation of our offices in Tokyo, Japan.

G&A expenses decreased by $112,000 in the nine-month period ended September 30, 2011, compared to the same period in 2010. G&A expenses, as a percentage of net revenue, decreased to 17% for the nine-month periods ended September 30, 2011, compared to 19% for the same period in 2010. This decrease was due primarily to: (i) lower personnel expenses of $244,000 attributable to reduced headcount; (ii) lower accounting and tax services fee of $96,000; offset by (iii) a $108,000 increase attributable to a reduced benefit associated with doubtful debt recoveries in the nine months ended September 30, 2010, that did not recur in the nine months ended September 30, 2011; and (iv) $92,000 of expenses related to higher facility costs due to the planned relocation of our offices in Tokyo, Japan.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Interest income	$139	34%	$104	$457	12%	$407
Other income (expense), net	(48)	(271%)	28	17	(47%)	32
Total interest and other income, net	$91	(31%)	$132	$474	8%	$439

Interest and other income, net, decreased $41,000 for the three-month period ended September 30, 2011, compared to the same period in 2010, and increased $35,000 for the nine-month period ended September 30, 2011, compared to the same period in 2010. The increases in interest income in the three and nine months ended September 30, 2011, compared to the same periods in 2010, were primarily attributable to improved yields on our investments as a result of shifting some investments to higher yielding corporate debt instruments, versus municipal bonds. The reduction in other income (expense), net, in the three months ended September 30, 2011, compared to the same period in 2010, was due primarily to an increase in foreign exchange losses of $68,000.

Provision for Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Loss before income taxes	$(2,537)	27%	$(3,459)	$(9,024)	1%	$(9,109)
Provision for income taxes	326	NA	—	150	16%	129
Effective tax rate	(13%)		—%	(2%)		(1%)

Our income tax provision for the three and nine months ended September 30, 2011 and 2010 was primarily related to income taxes of our non U.S. operations and other discrete items as explained below. We have recorded a 100% valuation allowance against our U.S. deferred tax assets and as such we did not record any income tax benefits related to our U.S. loss.

For the three months ended September 30, 2011, our income tax provision was $326,000, compared to a provision of less than $1,000 for the three months ended September 30, 2010. Included in the $326,000 provision for the three months ended September 30, 2011, was a discrete charge of $262,000 for the clearing of disproportionate tax effects in accumulated other comprehensive loss related to unrealized gains and losses on marketable and long-term investments.

For the nine months ended September 30, 2011, our income tax provision was $150,000, compared to a provision of $129,000 for the nine months ended September 30, 2010. Included in the $150,000 provision for the nine months ended September 30, 2011 was a discrete net charge of $194,000 for the clearing of disproportionate tax effects in accumulated other comprehensive loss related to unrealized gains and losses on marketable and long term investments, offset by a discrete tax benefit of $246,000 relating to the carry-back of fiscal year 2010 federal losses to obtain a refund of alternative minimum taxes paid for fiscal year 2008.

Net Loss per Diluted Share

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2011	% Change	2010	2011	% Change	2010
Net loss	$(2,863)	17%	$(3,459)	$(9,174)	1%	$(9,238)
Net loss per diluted share	$(0.21)	16%	$(0.25)	$(0.67)	1%	$(0.68)

Net loss per diluted share decreased $0.04, or 16%, in the three-month period ended September 30, 2011, compared to the same period in 2010, due primarily to:

·	Higher net revenue of $3.1 million;
·	Improved gross margin from 53% to 56%;
·	Reduction in general and administrative expenses by $42,000; which was partially offset by
·	Increased sales and marketing expenses of $627,000;
·	Increased R&D expenses of $481,000;
·	Reduction in interest and other income, net, by $41,000; and
·	An increase in the income tax provision by $326,000.

Net loss per diluted share decreased $0.01, or 1%, in the nine-month period ended September 30, 2011, compared to the same period in 2010, due primarily to:

·	Higher net revenue of $3.7 million;
·	Reduction in general and administrative expenses by $112,000;
·	Increase in interest and other income, net, by $35,000; which was partly offset by
·	Increased R&D expenses of $2.0 million;
·	Increased sales and marketing expenses of $108,000; and
·	An increase in the income tax provision by $21,000.

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

Liquidity Ratios

(Dollars in thousands)	September 30, 2011	December 31, 2010
Working Capital(1)	$89,041	$90,339
Current Ratio(2)	7.0:1	7.9:1

(1)	Working capital is defined as the difference between current assets and current liabilities and represents how much a company has in liquid assets available to operate its business.
(2)	The current ratio is a financial ratio that measures a Company’s resources to pay its current liabilities and is defined as current assets divided by current liabilities.

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	September 30, 2011	December 31, 2010	Change
Cash and cash equivalents	$13,874	$12,519	$1,355
Marketable investments	74,502	77,484	(2,982)
Long-term investments	3,014	6,784	(3,770)
Total	$91,390	$96,787	$(5,397)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2011	2010
Net cash flow provided by (used in):
Operating activities	$(5,753)	$(7,631)
Investing activities	6,042	6,125
Financing activities	1,066	380
Net increase (decrease) in cash and cash equivalents	$1,355	$(1,126)

Cash Flows from Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2011 was $5.8 million, which was due primarily to:

·
$5.6 million used by the net loss of $9.2 million after adjusting for non-cash related items of $3.6 million consisting primarily of stock-based compensation expense of $3.1 million, depreciation and amortization of $483,000 and the tax on unrealized gains of marketable and long term investments of $194,000, partially offset by the provision for excess and obsolete inventories of $174,000;

·	$3.0 million used to increase inventory relating primarily to raw materials and finished goods associated with the ramp up of our recently introduced products — GenesisPlus and Excel V;
·
$698,000 used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts;

·	$493,000 used in other long-term assets, which was primarily related to a $443,000 lease deposit for our Japan facility; which was offset by
·
$2.0 million generated from the reduction of other current assets primarily from the receipt of a U.S. income tax refund of $1.2 million and $1.1 million amortization of discounts and purchased interest relating to our marketable investments, offset by an increase in prepaid expenses of $212,000;

·
$1.1 million generated by an increase in accrued liabilities relating primarily to an increase in customer deposits of $453,000, an increase in accrued royalties by $178,000,and accrued but unpaid personnel costs of $464,000; and

·	$855,000 generated by an increase in accounts payable due primarily to higher inventory purchases.

Net cash used in operating activities in the nine-month period ended September 30, 2010 was $7.6 million, which was due primarily to:

·
$5.0 million used by the net loss of $9.2 million after adjusting for non-cash related items of $4.2 million; consisting primarily of stock-based compensation expense of $3.7 million and other items of $583,000;

·
$3.1 million used to pay down the higher 2009 year-end accrued liabilities relating primarily to: (i) a reduction of professional and legal fees of $1.4 million resulting primarily from a settlement payment of $950,000 relating to our TCPA litigation matter and $369,000 related primarily to payment of other legal settlements, (ii) reduction of customer deposits by $588,000, resulting from converting customer prepayments to sales, (iii) reduction of accrued warranty expenses of $389,000 due primarily to fewer units remaining under warranty, (iv) reduction of accrued personnel expenses by $279,000 resulting primarily from the pay-down of year-end commissions and bonuses, and a (v) net reduction of $208,000 for accrued sales and marketing expenses;

·
$1.1 million used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts; and

·	$953,000 used to purchase inventory, which primarily resulted from our distribution agreements with Obagi and Merz; partially offset by
·	$1.8 million amortization of discounts and purchased interest relating to our marketable and long-term investments.

Cash Flows from Investing Activities

We generated net cash of $6.0 million from investing activities in the nine-month period ended September 30, 2011, which was attributable primarily to:

·	$52.7 million in net proceeds from the sales and maturities of marketable investments; and
·	$46.3 million of cash used to purchase marketable investments.

We generated net cash of $6.1 million from investing activities in the nine-month period ended September 30, 2010, which was attributable to:

·	$72.9 million in net proceeds from the sales and maturities of marketable investments; partially offset by
·	$66.6 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million in the nine-month period ended September 30, 2011 and $380,000 in the nine-month period ended September 30, 2010, which primarily resulted from cash generated by the issuance of stock as a result of employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $91.4 million as of September 30, 2011. Of this amount, we had $3.0 million of long-term ARS investments. For the first nine months of 2011, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock through employee stock option exercises and our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $88.4 million, are sufficient to meet our operating and capital requirements for the foreseeable future. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. In order to maintain an exclusive right to distribute Obagi products in the physician dispensed channel in Japan, we need to purchase a minimum of $1.75 million of products in 2011 and $2.0 million in 2012. Our other open inventory purchase commitments were not material at September 30, 2011.

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of our business. As of September 30, 2011, we were not a party to any material pending litigation. See Note 8, “Commitments and Contingencies - Litigation,” in the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information.

Contractual Obligations

The following are our obligations for future minimum lease commitments related to facility leases as of September 30, 2011 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,668	$1,695	$3,507	$2,793	$1,673

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at September 30, 2011. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $489,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of September 30, 2011. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $538,000 as of September 30, 2011.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Uncertainties in the credit markets affected our holdings in ARS investments and auctions for some of our investments in these securities continue to fail. As of September 30, 2011, of our original $13.4 million par value of ARS portfolio, $9.5 million has been redeemed in full and we had $3.9 million par value (fair value of $3.0 million) whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2032 to 2041. As a result of the ARS failing, we modified our investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, commercial paper and high-grade corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary, then we would have to record an impairment charge in our Condensed Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue from certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net foreign exchange losses were approximately $25,000 in the nine-month period ended September 30, 2011, which is included in our Condensed Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 2), highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

In the three and nine-month periods ended September 30, 2011, our U.S. revenue increased by approximately 43% and 18%, respectively, compared to the same periods in 2010. However, in fiscal year 2010 our U.S. revenue decreased by approximately 8% compared to the same period in 2009. Even though our U.S. revenue has increased in 2011, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three and nine-month periods ended September 30, 2011 our U.S. revenue increased by approximately 43% and 18% respectively, compared to the same periods in 2010. However it remains significantly below the pre-2009 level due to several factors, some of which are:

·
Our Product and Upgrade ASPs were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

·
Historically, we have introduced a new product every year since 2000, which typically resulted in increased revenue. However, in 2009 and until August 2010, we did not have a new product. In August 2010, we launched GenesisPlus and in February 2011, we launched Excel V. Even though we have introduced these new products and experienced sales increases as a result, there can be no assurance that they will translate into increased revenue in the long term in the U.S.

·
Although our U.S. Titan hand piece refill revenue increased by 75% in the three-month period ended September 30, 2011, compared to the same period in 2010, our U.S. Titan hand piece refill revenue for the three-month period ended September 30, 2011 was still lower than the levels prior to the second quarter of 2010. That was due to a voluntary recall of certain Titan XL hand pieces in the second quarter of 2010, whereby all customers that had a Titan XL hand piece subject to the recall were provided with a fully refilled Titan XL hand piece. This delayed their purchase of a refill and resulted in a decline of our Titan refill revenue.

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

In the third quarter of 2011, our European sourced direct and distributor revenue declined significantly, compared to the same period in 2010. We have restructured our European sales team as well as our direct hub operation in Switzerland. For Switzerland, we recently engaged a distributor that was set up by some of our former sales employees. In addition, we continue to hire additional sales personnel to manage our European business. These initiatives are intended to improve our European sourced revenue.

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

Our gross margin remained flat at 56% in the nine-month period ended September 30, 2011 compared to 56% in the same period of 2010. Our gross margin for the full-year was 57% in 2010, compared with 59% in 2009 and 61% in 2008. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, or a shift in our product mix towards products with lower average selling prices. Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing. We have also been investing significant resources in our research and development activities and using cash in the process. We plan to continue making such investments in order to bring new products to market.

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
In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. For example, the March 2011 earthquake and tsunami, and other collateral events in Japan adversely affected the demand for our products and services in the Japanese market. These factors may have a strong effect on our sales of product or upgrade application purchases and, to a lesser extent, also may affect our renewal rates for contract service agreements, which may cause a decline in revenues and negatively affect our operating results.

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

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. Commencing in the fourth quarter of 2011, we plan to begin distribution of a Q-switched laser in Japan, that Cutera shall be sourcing from a third party OEM for superficial and deep pigmented lesions (i.e. melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and light-based aesthetic procedures. Since the first quarter of 2010, we have been distributing topical skin creams and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Although our worldwide Titan hand piece refill revenue for the three and nine-month periods ended September 30, 2011 increased 59% and 14%, respectively, compared to the same periods in 2010, our Titan hand piece refill revenue in the U.S. remains below the revenue level for the second quarter of 2010. For the full-year of 2010, it decreased by 31%, compared to 2009. These decreases were due primarily to our voluntary recall of our Titan XL hand piece in 2010, in which we provided our eligible customers with a fully refilled Titan XL hand piece. If customers do not return to using their Titan hand pieces at our pre-2010 revenue levels due to this voluntary recall, our Titan refill revenue and profitability could be negatively impacted in the future.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

International revenue represented 62% of our total revenue for the nine-month period ended September 30, 2011 and 64% for the full-year 2010. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. In the fourth quarter of 2011, some of our direct sales personnel in Switzerland set up an independent distributor company. We plan to sell in this geography through this distributor company. To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. As a result, we may not be able to increase or maintain international revenue growth.

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

·	Difficulties in staffing and managing our foreign operations;
·	Export restrictions, trade regulations and foreign tax laws;
·	Fluctuating foreign currency exchange rates;
·	Foreign certification and regulatory requirements;
·	Lengthy payment cycles and difficulty in collecting accounts receivable;
·	Customs clearance and shipping delays;
·	Political and economic instability;
·	Lack of awareness of our brand in international markets;
·	Preference for locally-produced products; and
·	Reduced protection for intellectual property rights in some countries.

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

Our products are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or labeling claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. In the event that we do not obtain FDA clearances or approvals for our products, our ability to market and sell them in the United States and revenue derived there from may be adversely affected. Medical devices may be marketed in the United States only for the indications for which they are approved or cleared by the FDA. For example, up until April 2011 our recently introduced GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S., however we could only market it internationally for the treatment of toenail fungus as it has a CE Mark approval.  In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the treatment of toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising Titan and Pearl Fractional in the United States for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We had a full quality system audit in 2008 and an FDA audit of compliance with laser performance standards in 2010 and a full quality system audit plus laser performance standard audit in August 2011. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

In 2010 and 2011 we entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impact our profitability.

In 2010 and 2011, we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. Commencing in the fourth quarter of 2011, we plan to distribute in Japan a Q-switched Laser Product manufactured by a third party OEM. In the first quarter of 2010, we entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase an annual minimum dollar amount of their product. The minimum purchase requirement for 2011 and 2012 is $1.75 million and $2.0 million respectively. If we do not make these minimum purchases, we could lose exclusivity for distributing Obagi products to physicians in Japan. Finally, we also have an agreement with Merz Aesthetics to distribute their Radiesse® dermal filler product in Japan.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS has significantly declined since 2008. Our revenue from PSS, as a percentage of worldwide revenue, was 2% during the nine months ended September 30, 2011, 5% in 2010 and 7% in 2009. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if revenue from PSS does not improve, or if they terminate our relationship, it may have an adverse effect on our revenue, financial condition and results of operations.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of September 30, 2011, our balance in marketable investments was $74.5 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2011 would have potentially decreased by approximately $538,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Consolidated Balance Sheet as of September 30, 2011 are $3.9 million (par value) of ARS. These ARS were designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $9.5 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at September 30, 2011 continue to fail and they remain as illiquid. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the prospectus of the individual security, which rate is generally higher than the prevailing market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process, or the ARS is refinanced by the issuer into another type of debt instrument. If there is a decline in fair value in our ARS that is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and may cause our stock price to decline.

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

As of June 30, 2011, approximately 44% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

·	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
·	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
·	A lack of long term supply arrangements for key components with our suppliers;
·	Inability to obtain adequate supply in a timely manner, or on reasonable terms;
·	Inability to redesign one or more components in our systems in the event that a supplier discontinues manufacturing such components and we are unable to source it from other suppliers on reasonable terms;
·	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;
·	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and
·	Delay in supplier deliveries.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2011, we had 19 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of November, 2011.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)