Form 10-K
period 2011-12-31
CUTERA INC
filed 2012-03-15
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2011 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on that date, was approximately $92 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 29, 2012 was 13,954,178.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

We are a global medical device company headquartered in Brisbane, California specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on six platforms—CoolGlide®, Xeo®, Solera®, GenesisPlusTM, Excel VTM, and myQTM— each of which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers.

●
CoolGlide- In March 2003, our first product platform, CoolGlide, was launched. This platform offers laser applications for hair removal, treatment of a range of vascular lesions, including leg and facial veins, and Laser Genesis—a skin rejuvenation procedure that reduces fine lines, reduces pore size and improves skin texture.

●
Xeo- In 2003, we introduced the Xeo platform, which can combine pulsed light and laser applications in a single system. The Xeo is a fully upgradeable platform on which a customer can use the following applications that we offer: remove unwanted hair, treat vascular lesions and rejuvenate the skin by treating discoloration, improving texture, reducing pore size and treating fine lines and laxity. This product platform represents the largest contributor to our Product revenue.

●
Solera- In 2004, we introduced the Solera platform, a compact tabletop system designed to support a single technology platform. Solera systems use either infrared (Solera Titan) or pulsed light (Solera Opus) and can be used to remove unwanted hair, treat vascular lesions and rejuvenate the skin. The Solera Opus can support one or more pulsed light applications in a single system.

●
GenesisPlus- In 2010, we introduced the GenesisPlus platform, which is a dedicated laser based system for performing skin rejuvenation procedures and for onychomycosis, or toenail fungus. This system has a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using two aiming beams, for improving the clinical result of treatment.  In addition, this system can be used to treat patients with skin concerns such as fine wrinkles, diffuse redness, rosacea, skin texture and pore size.

●
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

●
myQ- In October 2011, we announced a distribution agreement with Quanta System SpA ─ an Italian Original Equipment Manufacturer (OEM) of laser technologies ─ to market and sell the myQ series of Q-switched lasers in Japan. Q-switched lasers are designed to be used in a wide range of popular aesthetic applications, including superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal.

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

Many factors, such as age, smoking and sun damage, can result in aesthetically unpleasant changes in the appearance of the skin. These changes can include:

●	Undesirable hair growth;

●	Enlargement or swelling of blood vessels due to circulatory changes that become visible at the skin’s surface in the form of unsightly veins;
●	Deterioration of collagen, which weakens the skin, leading to uneven texture, increased pore size, wrinkles and laxity; and
●	Uneven pigmentation or sun spots due to long-term sun exposure.

People with unwanted hair or any of the above-mentioned skin conditions often seek aesthetic treatments to improve their appearance.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that in 2011 there were over 12.2 million minimally-invasive aesthetic procedures performed, a 6% increase over 2010 and a 123% increase over 2000. We believe there are several factors contributing to the growth of these aesthetic procedures, including:

●
Aging of the U.S. Population- The “baby boomer” demographic segment ─ ages 47 to 65 in 2011 ─ represented approximately 80 million people, or 26%, of the U.S. population in 2011. The size of this aging segment, and its desire to retain a youthful appearance, has contributed to the growth for aesthetic procedures.

●
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

●
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

Leg and Facial Veins- The current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and light-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 355,000 sclerotherapy procedures were performed in 2011.

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

Some skin rejuvenation treatments, such as chemical peels and microdermabrasions, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2011, approximately 5.7 million injections of Botox and 1.9 million injections of collagen and other soft-tissue fillers were administered; and 1.1 million chemical peels and 900,000 microdermabrasion procedures were performed.

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

Safe and effective laser and light-based treatments require an appropriate combination of the following four parameters:

●	Energy Level- the amount of light emitted to heat a target;
●	Pulse Duration- the time interval over which the energy is delivered;
●	Spot Size- the diameter of the energy beam, which affects treatment depth and area; and
●	Wavelength- the color of light, which impacts the effective depth and absorption of the energy delivered.

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

Technology and Design of Our Systems

Our unique CoolGlide, Xeo, Solera, GenesisPlus, Excel V and myQ platforms provide the long-lasting benefits of laser and light-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

●
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

●
Technology and Design Leadership- We offer innovative laser and light-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally-invasive cosmetic dermatology. Further, our GenesisPlus platform for performing skin rejuvenation procedures and toenail fungus has a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using two aiming beams, for improving the clinical result of the treatment. Excel V is a stand-alone, laser based product that combines a new high power green laser with Cutera's award winning Nd:YAG technology, to provide a system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables.

●
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

●
Treatments for Broad Range of Skin Types and Conditions- Our products remove hair safely and effectively on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of our systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use our products to treat spider and reticular veins (unsightly small veins in the leg) and small facial veins; perform skin rejuvenation procedures for discoloration, texture, pore size, fine lines, and laxity on any type of skin; and treat toenail fungus. The ability to customize treatment parameters enables practitioners to offer safe and effective therapies to a broad base of their patients.

●
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

Strategy

Our goal is to maintain and expand our position as a leading, worldwide, provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

●
Continue to Expand our Product Offering- Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. In 2010 we launched GenesisPlus and in 2011, we launched Excel V. In addition to products in the laser and light-based aesthetic market, we are expanding our product offering into other complementary aesthetic applications, such as dermal fillers and cosmeceuticals. Such products will allow us to leverage our existing customer call points, and provide us with new customer call points, to generate additional revenue, which will enhance the productivity of our distribution channels.

●
Increasing Revenue and Improving Productivity- We believe that the market for aesthetic systems will continue to offer growth opportunities in the future. We continue to build brand-recognition, add additional products to our international distribution channel and remain focused on enhancing our global distribution network, all of which we expect will increase our revenue. In addition, we plan to grow our U.S. revenue by leveraging our relationship with PSS World Medical Shared Services, Inc., or PSS─ a wholly-owned subsidiary of PSS World Medical ─ that operates medical supply distribution service centers with over 700 sales consultants serving physician offices throughout the United States.

●
Increasing Focus on Practitioners with Established Medical Offices- We believe there is growth opportunity in targeting our products to a broad customer base. However, in response to the 2009 to 2010 global recession, we shifted our focus to the core practitioners and physicians with established medical offices. We believe that our customer success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their practice revenue.  As such, in 2011 we increased our focus on marketing our GenesisPlus product to podiatrists and our Excel V to dermatologists and plastic surgeons.

●
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

Products

Our CoolGlide, Xeo, Solera, GenesisPlus, Excel V and myQ platforms allow for the delivery of multiple laser and light-based aesthetic applications from a single system. With our Xeo and Solera platforms, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our products and each checked box represents the applications that were included in the product in the years noted.

Applications:				Hair Removal:		Vascular Lesions:	Skin Rejuvenation
System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:	Melasma & Tattoo Removal:
CoolGlide	CV	2000	a	x
	Excel	2001	a	x	x
	Vantage	2002	a	x	x		x
Xeo:	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
Solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
GenesisPlus		2010	a				x
Excel V		2011	e		x	x	x
myQ		2011	e						x

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

GenesisPlus Hand Piece- Our GenesisPlus system launched in 2010 delivers 1064 nm laser energy to the treatment area for toenail fungus and for skin rejuvenation procedures to treat skin texture and fine lines, and reduce pore size. This 1064nm Nd:YAG hand piece consists of an energy-delivery component, consisting of an optical fiber and lens but is lighter since it does not include a copper cooling plate. The hand piece does include a non-contact temperature sensor to monitor the treatment area temperature. In addition, the hand piece includes two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. This hand piece offers a single 5 mm spot size.

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

Service

We offer post-warranty services to our customers either through extended service contracts ─ that cover preventive maintenance and/or replacement parts and labor ─  as well as direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from our installed base.

Titan Hand Piece Refills

Each Titan hand piece is a refillable product, which provides us with a source of recurring revenue from our existing customers.

Fillers and Cosmeceuticals

We distribute Merz’s Radiesse® dermal filler product and Obagi Medical Product, Inc.’s (or Obagi) prescription-based, topical skin health systems (or Cosmeceuticals) to physicians in the Japanese market.

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

Skin Rejuvenation- Our Nd:YAG laser and light-based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, pore size, fine lines and laxity, improve skin texture, and treat other aesthetic conditions. Our myQ Q-switched laser can be used for the treatment of superficial and deep pigmented lesions (i.e., melasma), skin rejuvenations, laser skin toning and tattoo removal.

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

Toenail Fungus- In addition to performing skin rejuvenation, we have FDA, Health Canada and CE Mark approvals for GenesisPlus that allows us to market it for onychomycosis (or toenail fungus). Tiny pulses of light from an Nd: YAG laser pass through the toenail to the fungus underneath, which is irradiated without any damage to the surrounding nail or skin. The GenesisPlus has two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. In addition, during the treatment an integrated sensor is used to actively monitor the temperature of the treatment area.

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

Sales and Marketing

In the United States we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2011, we had a U.S. direct sales force of 22 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 32 territories as of December 31, 2011. In addition to direct sales employees, we have a distribution relationship with PSS World Medical that operates medical supply distribution service centers with over 700 sales representatives serving physician offices throughout the United States. Revenue from PSS was $1.6 million in 2011, $2.6 million in 2010, and $3.8 million in 2009.

International sales are generally made through a direct international sales force of 26 employees, as well as a worldwide distributor network in over 35 countries as of December 31, 2011. As of December 31, 2011, we had direct sales offices in Australia, Canada, France, Japan, Spain and the United Kingdom. Our international revenue as a percentage of total revenue represented 61% in 2011, 64% in 2010 and 61% in 2009.

We also sell certain items like Titan hand piece refills and marketing brochures via the internet.

Although specific customer requirements can vary depending on applications, customers generally demand quality, performance, ease of use, and high productivity in relation to the cost of ownership. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on our customers’ existing systems. In addition, we provide attractive upgrade pricing to new product families and are responsive to our customers’ financing preferences. To increase market penetration, in addition to marketing to the core specialties of plastic surgeons and dermatologists, we also market to the non-core aesthetic practices consisting of gynecologists, primary care physicians, family practitioners, physicians offering aesthetic treatments in non-medical offices, podiatrists and other qualified practitioners.

We seek to establish strong ongoing relationships with our customers through the upgradeability of our products, sales of extended service contracts, the refilling of Titan hand pieces, ongoing training and support, and distributing (in Japan only) cosmeceutical and dermal filler products. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment techniques using our products to further enhance customer loyalty and uncover new sales opportunities.

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and light-based products offered by public companies, such as Cynosure, Elen (in Italy), Iridex (we acquired their aesthetic laser business in February 2012), Palomar, Solta and Syneron, as well as private companies, including, Alma, Lumenis, Sciton and several other companies.

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

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2011, our research and development activities were conducted by a staff of 28 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $9.1 million in 2011, $7.0 million in 2010 and $6.8 million in 2009.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2011, we had a 30-person global service department. Internationally, we provide direct service support through our Australia, Canada, France, Japan and Spain offices, and also through the network of distributors in over 35 countries and third-party service providers. We historically have provided a standard one-year or two-year warranty coverage on our systems. We have a standard one-year warranty on all systems. We provide initial warranties on our products to cover parts and service and offer extended service plans that vary by the type of product and the level of service desired. Our standard warranty on system consoles covers parts and service for a standard period of one year. From time to time, we also have promotions whereby we include a post-warranty service contract with the sale of our products. Customers are notified before their initial warranty expires and are able to choose from two different extended service plans covering preventative maintenance or replacement parts and labor. In the event a customer does not purchase an extended service plan, we will offer to service the customer’s system and charge the customer for time and materials. Our Titan hand pieces generally include a warranty for a set number of shots instead of for a period of time. We have invested substantial financial and management resources to develop a worldwide infrastructure to meet the service needs of our customers worldwide.

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

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had an FDA audit of compliance with laser performance standards in 2010 and a full quality system audit plus laser performance standard audit in August 2011. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shut down of our manufacturing operations and the recall of our products, which would have a material adverse effect on business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the United States, the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2011, we had 19 issued U.S. patents and 22 pending U.S. patent applications. Acutip 500, Cutera, CoolGlide, CoolGlide Excel, Limelight, Pearl, Pearl Fractional, ProWave 770, Solera, Solera Titan, Titan and Xeo are only some of the trademarks and/or service marks of Cutera in the U.S. and other countries. We have trademark rights to these names and others in the United States and certain other countries. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

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

Government Regulation

Our products are medical devices subject to extensive and rigorous regulation by the U.S. Food and Drug Administration, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	Product design and development;
•	Product testing;
•	Product manufacturing;
•	Product safety;
•	Product labeling;
•	Product storage;
•	Recordkeeping;
•	Pre-market clearance or approval;
•	Advertising and promotion;
•	Production; and
•	Product sales and distribution.
•	Complaint Handling

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

The following table details the indications for which we received a 510(k) clearance for our products and when these clearances were received.

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudofolliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment of Onychomycosis for the clearance of nails	April 2011

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with our pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

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

Pervasive and Continuing Regulation

After a device is placed on the market, numerous regulatory requirements apply. These include:

•
Quality system egulations, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

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

The primary regulatory environment in Europe is that of the European Union, which consists of a number of countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification, which is the most current ISO certification for medical device companies, and in March 2006, March 2010, February 2011 and January 2012 we passed our ISO 13485 recertification audits.

Employees

As of December 31, 2011, we had 200 employees, compared to 187 employees as of December 31, 2010. Of the 200 employees at December 31, 2011, 78 were in sales and marketing, 43 in manufacturing operations, 30 in technical service, 28 in research and development and 21 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at www.sec.gov. Such filings, as well as our charters for our Audit and Compensation Committees and our Code of Ethics are available on our website at www.cutera.com. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website.

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

In 2011, our U.S. revenue increased by approximately 21%, compared to the same period in 2010. However, in fiscal year 2010 our U.S. revenue decreased by approximately 8% compared to the same period in 2009. Even though our U.S. revenue has increased in 2011, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In 2011, our U.S. revenue increased by approximately 21%, compared to the same period in 2010. Even though our U.S. revenue has increased in 2011, it continues to be significantly below the pre-2009 levels due to several factors, some of which are:

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

•
Although our U.S. Titan hand piece refill revenue increased by 19% for the year ended December 31, 2011, compared to the same period in 2010, our U.S. Titan hand piece refill revenue was still lower than the levels prior to the second quarter of 2010. That was due to a voluntary recall of certain Titan XL hand pieces in the second quarter of 2010, whereby all customers that had a Titan XL hand piece subject to the recall were provided with a fully refilled Titan XL hand piece. This delayed their purchase of a refill and resulted in a decline of our Titan refill revenue.

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

We have selectively hired new sales professionals and managers in key territories to fill vacant positions.  For example, in December 2010, Michael Poole joined us as Vice President of North American Sales, which allowed our previous Vice President of North American Sales to return to Japan in an expanded role to lead our Pacific Rim operations. Although Mr. Poole has over 17 years of broad sales experience and was employed by us from 2004 to 2008, Mr. Poole has limited prior experience in managing a large sales force. We have been training our existing and recently recruited sales professionals to better understand our product technology and how it can be positioned against our competitors’ products.  These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability.

In the third quarter of 2011, our European-sourced direct and distributor revenue declined significantly, compared to the same period in 2010. We have restructured our European sales team as well as our direct hub operation in Switzerland and in December 2011, we engaged a distributor that was set up by some of our former sales employees. In addition, we continue to hire additional sales personnel to manage our European business. These initiatives are intended to improve our European-sourced revenue.

Measures we implement in an effort to retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue and harm our business.

If our revenue does not continue to improve from the 2011 level, or if our cost of revenue and/ or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin in 2011 was 57%, compared to 57% in 2010 and 59% in 2009. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, or a shift in our product mix towards products with lower average selling prices. Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing. We have also been investing significant resources in our research and development activities and using cash in the process. We plan to continue making such investments in order to bring new products to market.

If our revenue does not continue to improve from the 2011 level, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

Macroeconomic political and market conditions, and catastrophic events may adversely affect our business, results of operations, financial condition and stock price.

Our business is influenced by a range of factors that are beyond our control, including:

●	General economic and business conditions;

●	The overall demand for our products by the core market specialties of dermatologists and plastic surgeons;

●	Governmental budgetary constraints or shifts in government spending priorities;

●	General political developments;

●	Natural disasters, such as the March 2011 earthquake and tsunami in Japan; and

●	Currency exchange rate fluctuations.

Macroeconomic developments like the 2009 - 2010 global recession and the debt crisis in the U.S. and certain countries in the European Union, could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

Macroeconomic declines, negative political developments, adverse market conditions and catastrophic events may cause a decline in our revenue, negatively affect our operating results, adversely affect our cash flow and could result in a decline in our stock price

Healthcare reform legislation could adversely affect our future profitability and financial condition.

In December 2009, the President and members of Congress passed legislation relating to healthcare reform. Our products are not reimbursed by insurance companies or federal or state governments and some of this legislation will, therefore, not affect us. This legislation, however, does include several aspects that will apply to us, including a tax on our U.S. revenue which is applicable to us beginning in 2013. While we are presently evaluating the full scope of how this legislation will impact our operations, including how to administer this tax, we believe this will adversely affect our future profitability and financial condition.

Demand for our products in any of our markets could be weakened by several factors, including:

●	Our ability to develop and market our products to the core market specialties of dermatologists and plastic surgeons;

●	Poor financial performance of market segments that try introducing aesthetic procedures to their businesses;

●	The inability to differentiate our products from those of our competitors;

●	Reduced patient demand for elective aesthetic procedures;

●	Failure to build and maintain relationships with opinion leaders within the various market segments;

●	An increase in malpractice lawsuits that result in higher insurance costs; and

●	The lack of credit financing for some of our potential customers.

If we do not achieve anticipated demand for our products, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, market them successfully, and identify new markets for our technology.

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. In 2011, we launched our vascular laser product – Excel V – and  began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and light-based aesthetic procedures. Since the first quarter of 2010, we have been distributing cosmeceutical products and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

To successfully expand our product offerings, we must, among other things:

●	Develop and acquire new products that either add to or significantly improve our current product offerings;

●	Convince our existing and prospective customers that our product offerings would be an attractive revenue-generating addition to their practice;

●	Sell our product offerings to a broad customer base;

●	Identify new markets and alternative applications for our technology;

●	Protect our existing and future products with defensible intellectual property; and

●	Satisfy and maintain all regulatory requirements for commercialization.

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

While we attempt to protect our products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with ours. We expect that any competitive advantage we may enjoy from current and future innovations may diminish over time as companies successfully respond to our, or create their own, innovations. Consequently, we believe that we will have to continuously innovate and improve our products and technology to compete successfully. If we are unable to innovate successfully, our products could become obsolete and our revenue could decline as our customers and prospects purchase our competitors’ products.

Our ability to effectively compete and generate additional revenue from new and existing products depend upon our ability to distinguish our company and our products from our competitors and their products, and to develop and effectively market new and existing products. Our success is dependent on many factors, including the following:

●	Speed of new and innovative product development;

●	Effective strategy and execution of new product launches;

●	Identify and develop clinical support for new indications of our existing products;

●	Product performance;

●	Product pricing;

●	Quality of customer support;

●	Development of successful distribution channels, both domestically and internationally; and

●	Intellectual property protection.

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Palomar, Solta, and Syneron and as well as private companies such as Alma, Lumenis, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, we acquired the aesthetic business unit of Iridex in February 2012, Solta (previously Thermage) acquired Aesthera in February 2010 and Reliant in December 2008; Syneron acquired Ultrashape in March 2012 and Candela in September 2009; and Cynosure acquired the aesthetic laser business of HOYA ConBio in June 2011. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

We may face problems with the integration of our acquisition of IRIDEX Corporation’s global aesthetic business.

On February 2, 2012, we completed our acquisition of certain assets of IRIDEX Corporation’s (IRIDEX) global aesthetic business.

We cannot be certain that this integration will be successful or that we will realize the anticipated benefits of the acquisition.  In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and marketing opportunities.  In addition, the demand for our combined product offerings may fluctuate and we will face competition from new competitors in the market for our products.  Our ability to realize the strategic and operational benefits and objectives of this acquisition may be impacted by several factors including:

●	The potential disruption of the company’s ongoing business and diversion of management resources;

●	The difficulty of incorporating acquired products, technology and rights into the company’s products and services;

●	Unanticipated expenses related to integration of operations;

●	Potential periodic impairment of goodwill and intangible assets acquired, if any; and

●	Potential inability to retain, integrate and motivate key personnel.

Any of the above mentioned factors, as well as the inability to realize the long-term anticipated synergies of the acquisition of these assets, may have a material adverse effect on our business, operating results and financial condition.

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

Continued expansion of the global market for laser and light-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

●	Consumer disposable income and access to consumer credit, which as a result of the unstable economy, may have been significantly impacted;

●	The cost of procedures performed using our products;

●	The cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or light-based technologies and treatments which use pharmaceutical products;

●	The success of our sales and marketing efforts; and

●	The education of our customers and patients on the benefits and uses of our products, compared to competitors’ products and technologies.

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

If our products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, we may experience:

●	Damage to our brand reputation;

●	Loss of customer orders and delay in order fulfillment;

●	Increased costs due to product repair or replacement;

●	Inability to attract new customers;

●	Diversion of resources from our manufacturing and research and development departments into our service department; and

●	Legal action.

The occurrence of any one or more of the foregoing could materially increase expenses, adversely impact profitability and harm our business.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

International revenue represented 61% of our total revenue for the year ended December 31, 2011 compared to 64% for 2010. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.  For example, in 2011 our European revenue declined 38%, compared to 2010, due in part to employee turnover. Further, in the fourth quarter of 2011, some of our direct sales personnel in Switzerland set up an independent distributor company.

To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If we are not able to increase or maintain international revenue growth, our total revenue, profitability and stock price may be adversely impacted.

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

●	Difficulties in staffing and managing our foreign operations;

●	Export restrictions, trade regulations and foreign tax laws;

●	Fluctuating foreign currency exchange rates;

●	Foreign certification and regulatory requirements;

●	Lengthy payment cycles and difficulty in collecting accounts receivable;

●	Customs clearance and shipping delays;

●	Political and economic instability;

●	Lack of awareness of our brand in international markets;

●	Preference for locally-produced products; and

●	Reduced protection for intellectual property rights in some countries.

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

Our products are medical devices that are subject to extensive regulation in the United States by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or labeling claim for an existing product, can be marketed in the United States, it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. In the event that we do not obtain FDA clearances or approvals for our products, our ability to market and sell them in the United States and revenue derived from there may be adversely affected. Medical devices may be marketed in the United States only for the indications for which they are approved or cleared by the FDA. For example, up until April 2011 our recently introduced GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S., however we could only market it internationally for the treatment of toenail fungus as it has a CE Mark approval.  In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the treatment of toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising Titan and Pearl Fractional in the United States for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

The FDA and state authorities have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

●	Warning letters, fines, injunctions, consent decrees and civil penalties;

●	Repair, replacement, recall or seizure of our products;

●	Operating restrictions or partial suspension or total shutdown of production;

●	Refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;

●	Withdrawing 510(k) clearance or pre-market approvals that have already been granted; and

●	Criminal prosecution.

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

In 2010 and 2011, we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. Commencing in the fourth quarter of 2011, we began to distribute in Japan a Q-switched laser product manufactured by a third party OEM. In the first quarter of 2010, we entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase an annual minimum dollar amount of their product. The minimum purchase requirement for 2012 is $2.0 million. If we do not make these minimum purchases, we could lose exclusivity for distributing Obagi products to physicians in Japan. Finally, we also have an agreement with Merz Aesthetics to distribute their Radiesse® dermal filler product in Japan.

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

We have a distribution agreement with PSS World Medical. PSS sales professionals work in coordination with our sales force to locate new customers for our products throughout the United States. Revenue from PSS has significantly declined since 2008. Our revenue from PSS, as a percentage of worldwide revenue, was 3% for the year ended December 31, 2011, 5% in 2010 and 7% in 2009. Although we continue to work closely with, and focus our attention on, our PSS relationship, there is no assurance that this will translate into increased revenue for us. Further, if revenue from PSS does not improve, or if they terminate our relationship, it may have an adverse effect on our revenue results of operations and our stock price.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2011, our balance in marketable investments was $74.7 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2011 would have potentially decreased by approximately $608,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

We may be required to record impairment charges in future quarters as a result of the decline in value of our long-term investments in auction rate securities (ARS).

Included under the caption of “Long-term investments” in the Consolidated Balance Sheet as of December 31, 2011 are $3.9 million (par value) of ARS. These ARS were designed to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, generally every 35 days. Though approximately $9.5 million (par value) of our original holdings of $13.4 million (par value) of ARS have been redeemed at full par value since 2008, auctions for the remaining ARS in our portfolio at December 31, 2011 continue to fail and they remain as illiquid. Upon an auction failure, the interest rates do not reset at a market rate but instead reset based on a formula contained in the prospectus of the individual security, which rate is generally higher than the prevailing market rate. The failure of the auctions impacts our ability to readily liquidate our ARS into cash until a future auction of these investments is successful, a buyer is found outside of the auction process, or the ARS is refinanced by the issuer into another type of debt instrument. If there is a decline in fair value in our ARS that is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings, harm our business and may cause our stock price to decline.

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

As of December 31, 2011, approximately 45% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger.

The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

●
Litigation surrounding executive compensation has increased with the passage of the Dodd-Frank Wall Street Reform and Consumer Protection Act. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our D&O insurance, there could be material expenses involved, fines, or remedial actions which could negatively affect our stock price;

●	The general market conditions unrelated to our operating performance;

●	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;

●	Quarterly variations in our, or our competitors’, results of operations;

●	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

●	The announcement of new products or service enhancements by us or our competitors;

●	The announcement of the departure of a key employee or executive officer by us or our competitor;

●	Regulatory developments or delays concerning our, or our competitors’ products; and

●	The initiation of litigation by us or against us.

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

●	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;

●	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;

●	A lack of long-term supply arrangements for key components with our suppliers;

●	Inability to obtain adequate supply in a timely manner, or on reasonable terms;

●
Inability to redesign one or more components in our systems in the event that a supplier discontinues manufacturing such components and we are unable to source it from other suppliers on reasonable terms;

●	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;

●	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and

●	Delay in supplier deliveries.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2011, we had 19 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

While we qualify customers to whom we offer credit terms (generally net 30 to 90 days), we cannot provide any assurance that the financial position of these customers will not change adversely before we receive payment. Our general and administrative expenses and earnings are negatively impacted by customer defaults and cause an increase in the allowance for doubtful accounts. In the event that there is a default by any customers to whom we have provided credit terms in the future, we may recognize a bad debt charge in our general and administrative expenses and this could negatively affect our earnings and results of operations.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in U.S. dollars may be cheaper or more expensive relative to products of our foreign competitors, which could result in volatility in our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar, Canadian Dollar and British Pound Sterling. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations.

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

Our Amended and Restated Certificate of Incorporation and Bylaws, and Delaware law, contain provisions that might enable our management to resist a takeover, and might make it more difficult for an investor to acquire a substantial block of our common stock. These provisions include:

●	A classified board of directors;

●	Advance notice requirements to stockholders for matters to be brought at stockholder meetings;

●	Limitations on stockholder actions by written consent; and

●	The right to issue preferred stock without stockholder approval, which could be used to dilute the stock ownership of a potential hostile acquirer.

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

Our corporate headquarters and U.S. operations are located in an approximately 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires on December 31, 2017. In addition, we have leased office facilities in certain international countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,878	Two leases, one of which expires in December 2013 and one which expires in March 2015.
Switzerland	Approximately 3,174	One lease which expires in March 2013.
France	Approximately 450	One lease which expires in November 2014.
Spain	Approximately 269	Lease automatically renews at the end of each six-month period.

We believe that these facilities are adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending litigation that we believe will have a material impact to our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 29, 2012, the closing sale price of our common stock was $9.35 per share.

Common Stockholders

We had 10 stockholders of record as of February 29, 2012. Since many stockholders choose to hold their shares under the name of their brokerage firm, we believe, the actual number of stockholders was in approximately 2,000.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2011		2010
	High	Low	High	Low
4th Quarter	$7.93	$6.96	$8.39	$7.01
3rd Quarter	8.74	7.03	9.00	6.99
2nd Quarter	9.46	7.59	12.04	8.62
1st Quarter	9.94	8.08	11.03	8.25

 Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2006 through December 31, 2011 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2011	2010	2009	2008	2007
Net revenue	$60,290	$53,274	$53,682	$83,379	$101,726
Cost of revenue	25,978	23,058	21,759	32,358	35,002
Gross profit	34,312	30,216	31,923	51,021	66,724
Operating expenses:
Sales and marketing	25,499	24,735	24,286	35,354	38,277
Research and development	9,141	7,004	6,810	7,550	7,169
General and administrative	10,104	9,576	10,320	11,270	11,721
Litigation settlement	—	—	850	—	—
Total operating expenses	44,744	41,315	42,266	54,174	57,167
Income (loss) from operations	(10,432)	(11,099)	(10,343)	(3,153)	9,557
Interest and other income, net	614	583	1,572	3,046	4,207
Other-than-temporary impairments of long-term investments	—	—	—	(3,554)	—
Income (loss) before income taxes	(9,818)	(10,516)	(8,771)	(3,661)	13,764
Provision (benefit) for income taxes	243	2	8,908	(792)	3,260
Net income (loss)	$(10,061)	$(10,518)	$(17,679)	$(2,869)	$10,504
Net income (loss) available to common stockholders used in basic net income per share	$(10,061)	$(10,518)	$(17,679)	$(2,869)	$10,504
Net income (loss) per share:
Basic	$(0.73)	$(0.78)	$(1.33)	$(0.22)	$0.80
Diluted	$(0.73)	$(0.78)	$(1.33)	$(0.22)	$0.74
Weighted-average number of shares used in per share calculations:
Basic	13,807	13,540	13,279	12,770	13,153
Diluted	13,807	13,540	13,279	12,770	14,228

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2011	2010	2009	2008	2007
Cash and cash equivalents	$14,020	$12,519	$22,829	$36,540	$11,054
Marketable investments	74,666	77,484	76,780	60,653	88,510
Long-term investments	3,027	6,784	7,275	9,627	7,429
Working capital (current assets less current liabilities)	89,075	90,339	96,015	101,644	106,894
Total assets	111,353	111,805	121,352	137,476	138,653
Retained earnings (accumulated deficit)	(3,325)	6,736	17,254	31,410	34,279
Total stockholders’ equity	91,567	95,417	100,853	112,108	109,353

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2011. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause our results to differ materially from those in our forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors commencing on page [17]. We encourage you to read that section carefully as well as other risks detailed from time to time in our filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.
●	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2011.

Executive Summary

Company Description. We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on six platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM, Excel VTM, and myQTM — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Commencing in the fourth quarter of 2011, we launched a new Q-switched laser product called myQ in Japan, that Cutera sources from a third party original equipment manufacturer (OEM). The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems, which we treat as Upgrade revenue. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and dermal fillers and cosmeceuticals.

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

Products.  Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceutical products. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or light-based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or light-based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console. In the fourth quarter of 2011, we launched a new Q-switched laser system called myQ.

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of recurring revenue which we classify as Upgrade revenue. Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products. Titan hand piece refill revenue is associated with our Titan hand piece which requires replacement of the optical source after a set number of pulses have been used. In Japan, we distribute Merz Pharma GmbH’s (Merz) Radiesse® dermal filler product; and Obagi Medical Products, Inc.’s (Obagi) cosmeceutical products.

Significant Business Trends.  We believe that our ability to grow revenue will be primarily dependent on the following:

●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.

●	Ongoing investment in our global sales and marketing infrastructure.

●	Use of clinical results to support new aesthetic products and applications.

●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).

●	Customer demand for our products.

●	Consumer demand for the application of our products.

●	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.

●	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan hand piece refills, and Dermal fillers and cosmeceutical products.

Our U.S. revenue increased by 21% and our international revenue increased by 9% in 2011, compared to 2010. We believe the increase in U.S. revenues was attributable to several factors, including:

●	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011.
●	Commencement of Excel V shipments in the second quarter of 2011
●	Effective U.S. sales management changes implemented in early 2011.

Our total international revenue increased by 9% in 2011, compared to 2010, and represented 61% of our total revenue.  The international revenue growth was sourced primarily from Australia, Canada, Japan, and several of our international distributor countries, partially offset by declines in Europe.  In Australia and Canada, our revenue increased by 123% and 34% respectively in 2011, compared to 2010, primarily as a result of increased product sales.  With respect to Japan, our revenue increased by 10%, primarily as a result of continued growth from our Dermal fillers and cosmecuticals business.

Our gross margin remained flat at 57% in 2011, compared to 2010, which was attributable to several factors, including:

●	An improvement of our 2011 margins for Titan refill revenue, given 2011 did not have costs associated with the recall of certain Titan XL hand pieces in 2010;
•	An increase of $823,000 of Titan refill revenue, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;

●	Improved gross margin on our Dermal fillers and cosmeceutical products sold in Japan, due to higher average selling prices resulting from favorable foreign exchange rates; which was offset by
●	Lower gross margins for our Product revenue, resulting from an unfavorable product mix towards lower margin products.

Our gross margin in 2010 was 57%, compared with 59% in 2009. This decline was due to several factors, including:

●	The 2010 voluntary recall of certain Titan XL hand pieces whereby eligible customers were provided with fully refilled hand pieces;
●	A $1.7 million, or 31%, temporary decrease in our Titan refill revenue in 2010, compared to 2009, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;
●	Our ASPs declined in 2010 due primarily to customers purchasing fewer applications on their platforms and due to competitive discounting pressures; and
●	A higher proportion of distributor revenue, that carries a lower gross margin; partially offset by
●	Lower manufacturing expenses resulting from headcount reductions; and
●	Reduced warranty and service expenses as a result of improved product reliability (for products other than Titan XL hand pieces).

Our sales and marketing expenses increased to $25.5 million in 2011, compared with $24.7 million in 2010.   This increase was associated with higher personnel expenses and an increase in travel and entertainment expenses associated with the increase in revenue, which was partially offset by reduced promotional and marketing related spending. As a percentage of net revenue, our 2011 sales and marketing expenses declined to 42%, compared to 47% in 2010, due to the higher revenue in 2011.

Our research and development, or R&D, expenses increased to $9.1 million in 2011, compared with $7.0 million in 2010. This increase was associated with higher personnel expenses resulting primarily from higher headcount and consulting services in engineering relating to new product development programs. As a percentage of net revenue, R&D expenses increased to 15% in 2011, compared to 13% in 2010.

Our general and administrative, or G&A, expenses increased to $10.1 million in 2011, compared with $9.6 million in 2010. This increase was due primarily to increased facility costs — associated with the relocation of our Japan offices and the closure of our Switzerland office — higher legal fees due in part to business development activities, and a reduced benefit associated with doubtful debt recoveries in 2010 that did not recur in 2011. As a percentage of net revenue, G&A expenses decreased slightly to 17% in 2011, compared to 18% in 2010, due to the higher revenue in 2011.

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

Revenue Recognition

We recognize revenue from the sale of Products, Upgrades, Titan hand piece refills, and Dermal fillers and cosmeceuticals when title and risk of ownership has been transferred, provided that:

●	Persuasive evidence of an arrangement exists;
●	Delivery has occurred or services have been rendered;
●	The fee is fixed or determinable; and
●	Collectability is reasonably assured.

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

Fair Value Measurement of our Long Term Auction Rate Securities Investments

We hold a variety of interest bearing auction rate securities (ARS) that represent investments in pools of student loan assets. At the time of acquisition, these ARS investments were intended to provide liquidity through an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our ARS investments and auctions for some of our ARS have continued to fail to settle on their respective settlement dates while some have been redeemed in full at their respective par values. The current portfolio of investments shown as “Long term investments” in our Consolidated Financial Statements represents those investments that are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the issuer refinances their debt. Maturity dates for these ARS investments range from to 2032 to 2041.

At December 31, 2011, total financial assets measured and recognized at fair value were $89.6 million and of these assets, $3.0 million, or 3%, were ARS that were measured and recognized using significant unobservable inputs (Level 3). During 2011, $4.4 million of ARS were redeemed at their full par value, as a result we transferred from Level 3 assets $3.7 million to cash and this resulted in a gain of $668,000 being recorded to accumulated other comprehensive loss in 2011.

As of December 31, 2011, we had $3.9 million par value ($3.0 million fair value) of long-term ARS investments. The aggregate loss in value is included as an unrealized loss in accumulated other comprehensive income (loss). Given observable market information was not available to determine the fair values of our ARS portfolio, we valued these investments based on a discounted cash flow model. While our ARS valuation model was based on both Level 2 (credit quality and interest rates) and Level 3 inputs (pricing models), we determined that the Level 3 inputs were the most significant to the overall fair value measurement, particularly the estimates of risk adjusted discount rates. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS (of approximately 10.0 – 12.5 years) were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors. See Note 1 “Summary of Significant Accounting Policies - Fair Value Measurements” in Notes to Consolidated Financial Statement in Part II, Item 8 of this Form 10-K for more information.

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuation include duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, and ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in their valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated other comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

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

The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. At December 31, 2011, we had $3.9 million of par value ARS investments. We intend to, and have the ability to, hold these investments until the anticipated date of maturity. As such, we treat the decline in value as temporary and have recognized approximately $873,000 in unrealized  losses. Given we believed that such losses were not credit related, we have included them in accumulated other comprehensive loss.

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

As of December 31, 2011, the unrecognized compensation cost, net of expected forfeitures, was $4.6 million for stock options and stock awards and $31,000 for the employee stock purchase plan which will be recognized using the straight-line attribution method over an estimated weighted-average remaining amortization period of 2.49 years and 0.33 years, respectively. See Note 5 “Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense,” in the Notes to Consolidated Financial Statement in Part II, Item 8 of this Form 10-K for more information.

Valuation of Inventories

We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored and updated quarterly or as necessary, to reflect changes in raw material costs, labor to manufacture the product and overhead rates. We provide for excess and obsolete inventories when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and estimated market value and charged to cost of revenue to establish a lower cost basis for the inventories. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory provisions that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when product that had previously been written off is sold.

Warranty Obligations

We provide a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale, and as reviewed and updated quarterly, of the total costs that we expect to incur in repairing or replacing product parts that fail while still under warranty. Accrued warranty costs include costs of material, technical support labor and associated overhead. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update based on historical warranty cost trends. If we were required to accrue additional warranty cost in the future due to actual product failure rates, material usage, service delivery costs or overhead costs differing from our estimates, revisions to the estimated warranty liability would be required, which would negatively impact our operating results.

Provision for Income Taxes

We are subject to taxes on earnings in both the United States and various foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our uncertain tax positions and determining our provision for income taxes on earnings. We perform a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of tax-exempt interest income, foreign operations, research and development tax credits, state taxes, certain benefits realized related to stock option activity, and changes in valuation allowance. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the United States. The effective tax rate was approximately (2)% in 2011, 0% in 2010, and (102)% in 2009. Our future effective tax rates could be affected by earnings being lower than anticipated in countries where we have lower statutory rates and being higher than anticipated in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2011, we had an aggregate of approximately $2.7 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. If the total undistributed earnings of foreign subsidiaries were remitted, a significant amount of the additional tax would be offset by the allowable foreign tax credits. It is not practical for us to determine the additional tax of remitting these earnings.

Our deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. The four sources of taxable income to be considered in determining whether a valuation allowance is required include:

●	Future reversals of existing taxable temporary differences (i.e., offset gross deferred tax assets against gross deferred tax liabilities);
●	Future taxable income exclusive of reversing temporary differences and carryforwards;
●	Taxable income in prior carryback years; and
●	Tax planning strategies.

Determining whether a valuation allowance for deferred tax assets is necessary requires an analysis of both positive and negative evidence regarding realization of the deferred tax assets. In general, positive evidence may include:

●
A strong earnings history exclusive of the loss that created the deductible temporary differences, coupled with evidence indicating that the loss is the result of an aberration rather than a continuing condition; and

●	An excess of appreciated asset value over the tax basis of our net assets in an amount sufficient to realize the deferred tax asset.

In general, negative evidence may include:

●	A history of operating loss or tax credit carryforwards expiring unused;
●	An expectation of being in a cumulative loss position in a future reporting period;

●	The existence of cumulative losses in recent years; and
●	A carryback or carryforward period that is so brief that it would limit the realization of tax benefits.

The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified and judgment must be used in considering the relative impact of positive and negative evidence.

In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence, giving greater weight to our recent cumulative losses and our ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. At the end of the quarter ended September 30, 2009, changes in previously anticipated expectations and continued operating losses resulted in a valuation allowance against our tax benefits since we no longer considered them “more-likely-than-not” realizable. We also performed this evaluation as of the year ended December 31, 2011 and determined the full valuation allowance was still required.

Long-Lived Asset Impairment

Long-lived assets, such as property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Through December 31, 2011, there have been no such impairments.

Litigation

We have been, and may in the future become, subject to legal proceedings related to securities litigation, intellectual property and other matters. Based on all available information at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable loss. If losses are probable and reasonably estimable, we record an estimated liability.

Recent Accounting Guidance

For a full description of recent accounting pronouncements, including the respective expected dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies — New Accounting Standards” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2011	2010	2009

Net revenue	100%	100%	100%
Cost of revenue	43%	43%	41%
Gross profit	57%	57%	59%
Operating expenses:
Sales and marketing	42%	47%	45%
Research and development	15%	13%	13%
General and administrative	17%	18%	19%
Litigation settlement	—%	—%	1%
Total operating expenses	74%	78%	78%
Loss from operations	(17)%	(21)%	(19)%
Interest and other income, net	1%	1%	3%
Loss before income taxes	(16)%	(20)%	(16)%
Provision for income taxes	1%	—%	17%
Net loss	(17)%	(20)%	(33)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2011	% Change	2010	% Change	2009(1)
Revenue mix by geography:
United States	$23,313	21%	$19,337	(8)%	$21,019
Percent of total	39%		36%		39%

Japan	$15,019	10%	$13,625	41%	$9,636
Asia, excluding Japan	4,984	(3)%	5,131	9%	4,727
Europe	3,571	(38)%	5,801	(18)%	7,087
Rest of the world	13,403	43%	9,380	(16)%	11,213
Total international revenue	36,977	9%	33,937	4%	32,663
Percent of total	61%		64%		61%

Total consolidated revenue	$60,290	13%	$53,274	(1)%	$53,682

Revenue mix by product category:
Products	$33,703	21%	$27,808	4%	$26,842
Upgrades	3,505	(27)%	4,824	(24)%	6,343
Service	13,411	1%	13,231	—%	13,186
Titan hand piece refills	4,686	21%	3,863	(31)%	5,599
Dermal fillers and cosmeceuticals(1)	4,985	41%	3,548	107%	1,712
Total consolidated revenue	$60,290	13%	$53,274	(1)%	$53,682

(1)Beginning in 2010, we classified revenue from dermal fillers and cosmeceuticals product in the revenue category ‘Dermal fillers and cosmeceuticals.’ Previously, we classified this revenue under the category of ‘Products.’ As such, we reclassified the 2009 revenue from ‘Products’ to ‘Dermal fillers and cosmeceuticals.’

Revenue by Geography:

In 2011 our net revenue increased by 13%, compared to 2010, and in 2010 it declined by 1%, compared to 2009.

Our U.S. revenue increased by 21% in 2011, compared to 2010. We believe the increase in U.S. revenues in 2011, compared to 2010, was attributable to several factors, including:

●	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011.
●	Commencement of Excel V shipments in the second quarter of 2011.
●	Effective U.S. sales management changes implemented in early 2011.

Our U.S. revenue decreased by 8% in 2010, compared to 2009. We believe the decline in U.S. revenues was attributable to several factors, including:

●
Our Products and Upgrades ASPs declined in 2010 and 2009, compared to their respective prior years. This was attributable primarily to customers purchasing fewer applications for systems and lower pricing resulting from competitive discounting pressures.

●	Our unit sales of Products and Upgrades increased in 2010, compared with 2009.
●
We experienced a temporary decline in our Titan refill revenue in 2010, compared to 2009, due to a voluntary recall of certain Titan XL hand pieces. All customers that had Titan XL hand pieces subject to the recall, were provided with fully “refilled” hand pieces, which delayed their purchase of a refill.

International revenues increased by 9% in 2011, compared to 2010, and increased by 4% in 2010, compared to 2009. The growth in our international revenue in 2011 was derived from higher product revenue in Canada, Australia, several of our international distributor countries and by higher Dermal fillers and cosmecuticals sales in Japan, offset by a decline in product revenue in Europe. Our total international revenue increased by 9%, with growth being sourced primarily from Australia, Canada and Japan, partially offset by declines in Europe.  In Australia and Canada, our revenue increased by 123% and 34% respectively in 2011, compared to 2010, primarily as a result of increased product sales.  With respect to Japan, our revenue increased by 10%, primarily as a result of continued growth from the Dermal fillers and cosmeceuticals business.

Revenue by Product Category:

Our product revenue increased by 21% in 2011 and by 4% in 2010, compared to the respective prior year periods. The 2011 increase in product revenue was primarily attributable to the U.S. FDA clearance of the GenesisPlus system for toenail fungus in April 2011 and the commencement of Excel V shipments in the second quarter of 2011. The 2010 increase in product revenue was primarily attributable to revenue from the GenesisPlus product that was launched in the third quarter of 2010. We believe that in 2010 and in 2009 some of our U.S. current and prospective customers that did not have established medical offices, were reluctant to purchase capital equipment due to the general economic uncertainty and tight credit conditions, which contributed to the decline in our revenue in these years.

Upgrade revenue decreased by 27% in 2011 and by 24% in 2010, compared to the respective prior year periods. Prior to 2009, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead, we have launched new stand alone products (GenesisPlus in 2010 and Excel V in 2011), which has resulted in a decline of our upgrade revenue since 2008.

Our service revenue increased by 1% in 2011 compared to 2010, and remained relatively flat in 2010, compared to 2009. Service contract amortization is the primary component of our service revenue. The increase in 2011 was the result of higher international service revenue being partially offset by a decline in U.S. service revenue. The increase in international service revenue is due to an increased installed base and a higher number of customer purchased service contracts. The decline in our U.S. service revenue was primarily attributable to lower contract amortizations as a result of fewer customers purchasing extended service contracts, a decline in our service contract pricing, partially offset by higher revenue from the sale of detachable hand pieces (other than Titan refills).  In 2010 service revenue remained flat compared to 2009 as a result of the decline in unit sales in 2009 that included an element of deferred revenue for service contracts beyond our standard one-year warranty term.

Our Titan hand piece refill revenue increased 21% in 2011, compared to 2010, and decreased 31% in 2010, compared to 2009. The increase in 2011 was due primarily to the partial recovery of our Titan refill revenue following the voluntary recall of our Titan XL hand piece commencing in the second quarter of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece, which delayed their purchase of a refill. The decline in our Titan refill revenue in 2010, compared to 2009, was also primarily attributable to the Titan XL recall.

Our Dermal filler and cosmeceutical business increased by 41% in 2011, compared to 2010, and by 107% in 2010 compared to 2009. This increase was due primarily to the higher number of customers purchasing Obagi products, which we began distributing in Japan in the first quarter of 2010, and due to the expansion of cosmeceutical product lines being distributed.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Gross Profit	$34,312	14%	$30,216	(5)%	$31,923
As a percentage of total revenue	57%		57%		59%

Our cost of revenue consists primarily of materials, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue remained flat at 57% in 2011, compared to 2010, which was primarily attributable to the following:

●	An improvement of our 2011 margins for Titan refill revenue, given 2011 did not have costs associated with the recall of certain Titan XL hand pieces in 2010;
●	An increase of $823,000 of Titan refill revenue, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;
●	Improved gross margin on our Dermal fillers and cosmeceutical products sold in Japan, due to higher average selling prices resulting from favorable foreign exchange rates; which was offset by
●	Lower gross margins for our Product revenue, resulting from an unfavorable product mix towards lower margin products.

Our gross margin in 2010 was 57%, compared with 59% in 2009. This decline was due to several factors, including:

●	The 2010 voluntary recall of certain Titan XL hand pieces whereby eligible customers were provided with fully refilled hand pieces;
●	A $1.7 million, or 31%, temporary decrease in our Titan refill revenue in 2010, compared to 2009, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;
●	Our ASPs declined in 2010 due primarily to customers purchasing fewer applications on their platforms and due to competitive discounting pressures; and
●	A higher proportion of distributor revenue, that carries a lower gross margin; partially offset by
●	Lower manufacturing expenses resulting from headcount reductions; and
●	Reduced warranty and service expenses as a result of improved product reliability (for products other than Titan XL hand pieces).

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Sales and marketing	$25,499	3%	$24,735	2%	$24,286
As a percentage of total revenue	42%		47%		45%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses increased $764,000 in 2011, compared to 2010, which was primarily attributable to the following:

●	$988,000 increase in personnel expenses attributable primarily to higher commission expenses as a result of the higher revenue;
●	$541,000 increase in travel, entertainment and sales meeting expenses due to increased sales activity; offset by
●	Reduced promotional and marketing related spending of approximately $781,000 attributable to fewer workshops, lower spending on public relation and other marketing activities.

In 2010 sales and marketing expenses increased by $449,000 compared to 2009. This increase was primarily attributable to:

●
$855,000 increase in personnel expenses in marketing due primarily to an increase in headcount resulting from the creation of three new departments: post marketing studies (clinical development), business development and telesales;

●	$242,000 increase in international spending on workshops, advertising and other promotional activities; offset by
●	A decline in U.S. sales personnel expenses by $617,000 due to lower headcount; and due to decreased sales commissions resulting from lower U.S revenue.

Sales and marketing expenses as a percentage of net revenue, decreased to 42% in 2011, compared to 47% in 2010 and 45% in 2009. The decrease in 2011 was due primarily to an increase in our total revenue in 2011.

Research and Development (R&D)

	Year Ended December 31,
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Research and development	$9,141	31%	$7,004	3%	$6,810
As a percentage of total revenue	15%		13%		13%

Research and development (R&D) expenses consist primarily of personnel expenses, clinical, regulatory and material costs. R&D expenses increased $2.1 million in 2011, compared to 2010, which was primarily attributable to:

•
$1.8 million increase in personnel expenses due to higher headcount and higher consulting fees of $367,000, both, to ramp up the research, development and clinical support of our new products; offset by

•	A decrease in material spending of $165,000.

In 2010 R&D expenses increased by $194,000, compared to 2009, which was due primarily to higher personnel expenses resulting from higher headcount in engineering relating to new product development programs.

General and Administrative (G&A)

	Year Ended December 31,
(Dollars in thousands)	2011	% Change	2010	% Change	2009
General and administrative	$10,104	6%	$9,576	(7)%	$10,320
As a percentage of total revenue	17%		18%		19%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $528,000 in 2011, compared to 2010, which was primarily attributable to:

●	$162,000 increase in facility costs due to the relocation of our offices in Tokyo, Japan and the closure of our office in Switzerland;
●	$143,000 increase in legal fees, primarily associated with business development activities, including the acquisition of assets from Iridex; and.
●	$137,000 increase in bad debt expense attributable to a reduced benefit associated with doubtful debt recoveries in 2010, that did not recur in 2011

In 2010 G&A expenses decreased by $744,000, compared to 2009. This decrease was primarily attributable to:

●	a $626,000 reduction in bad debts expense due to a large non recurring expense in 2009; and
●	a $201,000 reduction in legal fees and legal settlement expenses.

Litigation Settlement

In 2009, we settled our TCPA class action lawsuit and in that regard recorded a charge of $850,000 for the cost of the settlement, net of administrative expenses and amounts that were recovered from our insurance carrier.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2011	% Change	2010	% Change	2009
Interest income	$594	10%	$539	(61)%	$1,383
Other income (expense), net	20	(55)%	44	(77)%	189
Total Interest and other income, net	$614	5%	$583	(63)%	$1,572

Interest income increased 10% in 2011, compared to 2010, and decreased 61% in 2010, compared to 2009. The increase in interest income in 2011 was primarily attributable to improved yields on our investments as a result of shifting some investments to higher yielding corporate debt instruments, versus municipal bonds. The decrease in 2010 was due primarily to reduced tax-exempt interest yields, as a result of lower interest rates, and a reduced investment balance. Our cash, cash equivalents, marketable investments and long-term investments measured and recognized at fair value were $91.7 million at December 31, 2011, $96.8 million at December 31, 2010 and $106.9 million December 31, 2009.

Provision for Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2011	$ Change	2010	$ Change	2009
Loss before income taxes	$(9,818)	$698	$(10,516)	$(1,745)	$(8,771)
Provision for income taxes	243	241	2	(8,906)	8,908
Effective tax rate	(2)%		0%		(102)%

Despite a loss before income taxes, we recognized a $243,000 income tax provision in 2011 and a $2,000 provision in 2010.  This was a result of foreign tax expenses, as a full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during the years. In 2009 we recognized a tax provision of $8.9 million due to the recording of a full valuation allowance on our U.S. federal and state net deferred tax assets.

ASC 740 requires the consideration of a valuation allowance to reflect the likelihood of realization of deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, we considered available positive and negative evidence, giving greater weight to our recent cumulative losses and our ability to carry-back losses against prior taxable income and lesser weight to our projected financial results due to the challenges of forecasting future periods. We also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences. We performed this evaluation as of each of the years ended December 31, 2011, 2010 and 2009. Under current tax laws, this valuation allowance will not limit our ability to utilize federal and state deferred tax assets provided we can generate sufficient future taxable income in the U.S.

Net Loss and Net Loss per Diluted Share

	Year Ended December 31,
(Dollars in thousands, except per share data)	2011	% Change	2010	% Change	2009
Net loss	$(10,061)	(4)%	$(10,518)	(41)%	$(17,679)
Net loss per diluted share	$(0.73)	(6)%	$(0.78)	(41)%	$(1.33)

The $457,000 decrease in net loss, and $0.05 decrease in net loss per diluted share in 2011, compared to 2010, was primarily attributable to:

●	an increase in our gross profit by $4.1 million; offset by
●	higher operating expenses of $3.4 million, due primarily to the $2.1 million increase in R&D expense in 2011; and
●	an increase in our tax provision by $241,000.

The $7.2 million decrease in net loss, and $0.55 decrease in net loss per diluted share in 2010, compared to 2009, was primarily attributable to a reduction in the tax provision by $8.9 million, lower operating expenses of $951,000, offset by a decline in our gross profit by $1.7 million and other income by $989,000.

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

	As of December 31,
(Dollars in thousands)	2011	2010	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$14,020	$12,519	$1,501
Marketable investments	74,666	77,484	(2,818)
Long-term investments	3,027	6,784	(3,757)
Total	$91,713	$96,787	$(5,074)

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2011	2010	2009
Cash flows provided by (used in):
Operating activities	$(5,168)	$(8,059)	$41
Investing activities	5,287	(2,777)	(14,360)
Financing activities	1,382	526	608
Net increase (decrease) in cash and cash equivalents	$1,501	$(10,310)	$(13,711)

Cash Flows from Operating Activities

We used net cash of $5.2 million in operating activities during 2011, which was primarily attributable to:

●
 $5.4 million used from net loss of $10.1 million after adjusting for non-cash related items of $4.7 million, consisting primarily of  stock based compensation expense of $3.9 million and depreciation and amortization expense of $637,000;

●	$4.3 million used to increase inventory relating primarily to raw materials and finished goods associated with the ramp up of our recently introduced products — GenesisPlus and Excel V;
●
$1.0 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended December 31, 2011, compared to the same period in 2010; partially offset by

●
$3.0 million generated from an increase in accrued liabilities relating primarily to an increase in accrued but unpaid personnel costs of $1.1 million,  increased customer deposits of $923,000 and an increase in accrued warranty expenses of $325,000 due to the increase in revenue in 2011;

●
$2.6 million generated  from the reduction of other current assets, primarily from the receipt of a U.S. income tax refund of $1.2 million and $1.3 million amortization of discounts and purchased interest relating to our marketable investments; and

●	$1.3 million increase in accounts payable.

We used net cash of $8.1 million in operating activities during 2010, which was primarily attributable to:

●
 $5.2 million used from net loss of $10.5 million after adjusting for non-cash related items of $5.3 million, consisting primarily of  stock based compensation expense of $4.7 million and depreciation and amortization expense of $717,000;

●
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

●
$1.2 million used as a result of a decrease in deferred revenue due primarily to a reduction in deferred service contracts resulting from a decline in our sales unit volume in 2009 and a reduction in the pricing charged for service contracts; partially offset by

●
$2.3 million generated from a reduction in other current assets and prepaid expenses, resulting primarily from a reduction in accrued interest and unamortized discounts related to our marketable and long-term investments.

Cash Flows from Investing Activities

We generated net cash of $5.3 million from investing activities in 2011, which was primarily attributable to:

●	$69.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$63.1 million of cash used to purchase marketable investments; and
●	$751,000 of cash used to purchase property and equipment.

We used net cash of $2.8 million in investing activities in 2010, which was primarily attributable to:

●
$85.3 million in net proceeds from the sales and maturities of $650,000 of our ARS investments and due to us diversifying out of municipal securities into other secure financial instruments; partially offset by

●	$87.8 million of cash used to purchase marketable investments; and
●	$275,000 of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2011 was $1.4 million, which resulted from $1.36 million of cash generated by the issuance of stock through our stock option and employee stock purchase plans and $22,000 of excess tax benefits related to stock-based compensation expenses reclassified from operating activities to financing activities.

Net cash provided by financing activities in 2010 was $526,000, which resulted from $518,000 of cash generated by the issuance of stock through our stock option and employee stock purchase plans and $8,000 of excess tax benefits related to stock-based compensation expenses reclassified from operating activities to financing activities.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable and long-term investments of $91.7 million as of December 31, 2011. Of this amount, we had $3.0 million invested in long-term ARS investments (see ‘Critical Accounting Policies and Estimates’ section above, for a full description of our long-term investments in ARS). We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

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

Contractual Obligations

The following are our obligations for future minimum lease commitments related to facility leases as of December 31, 2011:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$9,162	$1,680	$3,456	$2,680	$1,346

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2011. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $478,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of December 31, 2011. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity (interest reset date for ARS) of generally less than eighteen months. Based on duration modeling with respect to our total investmnet portfolio as of December 31, 2011, assuming a hypothetical increase in interest rates of one percentage point, the fair value would have potentially declined by approximately $608,000.

We hold interest bearing ARS that represent investments in pools of student loans issued by the Federal Family Education Loan Program. At the time of acquisition, these ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected our holdings in ARS investments and auctions for all of our investments in these securities failed until December 31, 2008. In 2011, 2010 and 2009, approximately $4.4 million, $650,000 and $4.4 million, respectively of our original $13.4 million par value portfolio has been redeemed in full and as of December 31, 2011 we had $3.9 million par value (fair value of $3.0 million) of long-term ARS, whose auctions continue to fail. These investments are not currently liquid and we will not be able to access these funds until a future auction of these investments is successful, a buyer is found outside of the auction process or the ARS is refinanced by the issuer into another type of debt instrument. Maturity dates for these ARS investments range from 2032 to 2041. We currently classify all of these investments as long-term investments in our Consolidated Balance Sheet because of our continuing inability to determine when these investments will settle. We have also modified our current investment strategy and increased our investments in more liquid money market investments, United States Treasury securities, municipal bonds, and eliminated investments in corporate debt. The valuation of our ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include, duration of time that the ARS remain illiquid, changes to credit ratings of the securities, rates of default of the underlying assets, changes in the underlying collateral value, market discount rates for similar illiquid investments, ongoing strength and quality of credit markets. If the auctions for our ARS investments continue to fail, and there is a further decline in the valuation, then we would have to: (i) record additional reductions to the fair value of our ARS investments; and (ii) record unrealized losses in our accumulated other comprehensive income (loss) for the losses in value that are associated with market risk. If the decline in fair value is considered other-than-temporary then we would have to record an impairment charge in our Consolidated Statement of Operations for the loss in value associated with the worsening of the credit worthiness (credit losses) of the issuer, which would reduce future earnings and harm our business.

Foreign Currency Exchange Risk

We have international subsidiaries and operations and are, therefore, subject to foreign currency rate exposure. Although the majority of our revenue and purchases are denominated in U.S. dollars, we have revenue to certain international customers and expenses denominated in the Japanese Yen, Euro, Pounds Sterling, Australian Dollars, Swiss Francs and Canadian Dollars. The net gains and losses from the revaluation of foreign denominated assets and liabilities was a gain of approximately $28,000 in 2011, which is included in Interest and Other Income, net in our Consolidated Statements of Operations. Movements in currency exchange rates could cause variability in our revenues, expenses or interest and other income (expense). Though to date our exposure to exchange rate volatility has not been significant, we cannot assure that there will not be a material impact in the future. Future fluctuations in the value of the U.S. dollar may affect the price competitiveness of our products. We do not believe, however, that we currently have significant direct foreign currency exchange rate risk and have not hedged exposures denominated in foreign currencies.

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

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2011, 2010 and 2009 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	76

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cutera, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Cutera, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therin when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting under Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 15, 2012

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$14,020	$12,519
Marketable investments	74,666	77,484
Accounts receivable, net of allowance for doubtful accounts of $8 and $20, respectively	5,193	4,208
Inventories	10,729	6,448
Deferred tax asset	55	63
Other current assets and prepaid expenses	1,432	2,740
Total current assets	106,095	103,462
Property and equipment, net	853	597
Long-term investments	3,027	6,784
Intangibles, net	446	637
Deferred tax asset, net of current portion	446	325
Other long-term asset	486	—
Total assets	$111,353	$111,805
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,573	$1,296
Accrued liabilities	9,262	6,194
Deferred revenue	5,185	5,633
Total current liabilities	17,020	13,123
Deferred rent	1,448	1,501
Deferred revenue, net of current portion	840	1,287
Income tax liability	478	477
Total liabilities	19,786	16,388
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 13,948,395 and 13,629,713 shares at December 31, 2011 and 2010, respectively	14	14
Additional paid-in capital	95,719	90,423
Retained earnings (accumulated deficit)	(3,325)	6,736
Accumulated other comprehensive loss	(841)	(1,756)
Total stockholders’ equity	91,567	95,417
Total liabilities and stockholders’ equity	$111,353	$111,805

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net revenue:
Products	$46,879	$40,043	$40,496
Service	13,411	13,231	13,186
Total net revenue	60,290	53,274	53,682
Cost of revenue:
Products	17,545	15,805	14,083
Service	8,433	7,253	7,676
Total cost of revenue	25,978	23,058	21,759
Gross profit	34,312	30,216	31,923
Operating expenses:
Sales and marketing	25,499	24,735	24,286
Research and development	9,141	7,004	6,810
General and administrative	10,104	9,576	10,320
Litigation settlement	—	—	850
Total operating expenses	44,744	41,315	42,266
Loss from operations	(10,432)	(11,099)	(10,343)
Interest and other income, net	614	583	1,572
Loss before income taxes	(9,818)	(10,516)	(8,771)
Provision for income taxes	243	2	8,908
Net loss	$(10,061)	$(10,518))	$(17,679)

Net loss per share:
Basic and diluted	$(0.73)	$(0.78)	$(1.33)
Weighted-average number of shares used in per share calculations:
Basic and diluted	13,807	13,540	13,279

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional	Retained Earnings	Accumulated Other Comprehensive	Total
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Income (loss)	Stockholders’ Equity

Balance at December 31, 2008	12,806,035	$13	$80,318	$31,410	$367	$112,108
Issuance of common stock for employee purchase plan	59,365	—	326	—	—	326
Exercise of stock options	527,721	—	291	—	—	291
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	43,042	—	(32)	—	—	(32)
Stock-based compensation expense	—	—	4,236	—	—	4,236
Tax benefit from exercises of stock-based payment awards	—	—	109	—	—	109
Change in accounting principle (see Note 1)	—	—	—	3,523	(3,523)	—
Components of other comprehensive loss:
Net loss	—	—	—	(17,679)	—	(17,679)
Other comprehensive income, net of full valuation allowance on tax effect	—	—	—	—	1,494	1,494
Comprehensive loss	—	—	—	—	—	(16,185)
Balance at December 31, 2009	13,436,163	13	85,248	17,254	(1,662)	100,853
Issuance of common stock for employee purchase plan	43,859	—	306	—	—	306
Exercise of stock options	90,362	1	337	—	—	338
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	59,329	—	(126)	—	—	(126)
Stock-based compensation expense	—	—	4,650	—	—	4,650
Tax benefit from exercises of stock-based payment awards	—	—	8	—	—	8
Components of other comprehensive loss:
Net loss	—	—	—	(10,518)	—	(10,518)
Other comprehensive loss, net of full valuation allowance on tax effect	—	—	—	—	(94)	(94)
Comprehensive loss	—	—	—	—	—	(10,612)
Balance at December 31, 2010	13,629,713	14	90,423	6,736	(1,756)	95,417
Issuance of common stock for employee purchase plan	45,161	—	276	—	—	276
Exercise of stock options	207,624	—	1,230	—	—	1,230
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	65,897	—	(146)	—	—	(146)
Stock-based compensation expense	—	—	3,907	—	—	3,907
Tax benefit from exercises of stock-based payment awards	—	—	29	—	—	29
Components of other comprehensive loss:
Net loss	—	—	—	(10,061)	—	(10,061)
Other comprehensive income, net of tax effect ($197,000 of tax benefit)	—	—	—	—	915	915
Comprehensive loss	—	—	—	—	—	(9,146)
Balance at December 31, 2011	13,948,395	$14	$95,719	$(3,325)	$(841)	$91,567

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(10,061)	$(10,518)	$(17,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,907	4,650	4,236
Tax benefit (deficit) from stock-based compensation	29	8	109
Excess tax benefit related to stock-based compensation	(22)	(8)	(23)
Depreciation and amortization	637	717	860
Provision for excess and obsolete inventories	—	235	611
Provision for doubtful accounts receivable	15	(122)	525
Change in deferred tax asset net of valuation allowance	(113)	(116)	10,512
Gain on sale of marketable and long term investments, net	(5)	(74)	(103)
Tax on unrealized gains on marketable and long term investments	197	—	—
Other	13	—	—
Changes in assets and liabilities:
Accounts receivable	(1,000)	(759)	1,940
Inventories	(4,281)	(275)	2,908
Other current assets and prepaid expenses	2,604	2,314	1,014
Other long-term assets	(486)	—	—
Accounts payable	1,277	215	(609)
Accrued liabilities	2,970	(2,646)	42
Deferred rent	45	(200)	(62)
Deferred revenue	(895)	(1,208)	(3,537)
Income tax liability	1	(272)	(703)
Net cash provided by (used in) operating activities	(5,168)	(8,059)	41
Cash flows from investing activities:
Acquisition of property and equipment	(751)	(275)	(154)
Disposal of property and equipment	36	—	—
Proceeds from sales of marketable and long-term investments	21,198	42,830	27,914
Proceeds from maturities of marketable investments	47,935	42,505	11,535
Purchase of marketable investments	(63,131)	(87,837)	(53,655)
Net cash provided by (used in) investing activities	5,287	(2,777)	(14,360)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,360	518	585
Excess tax benefit related to stock-based compensation	22	8	23
Net cash provided by financing activities	1,382	526	608
Net increase (decrease) in cash and cash equivalents	1,501	(10,310)	(13,711)
Cash and cash equivalents at beginning of year	12,519	22,829	36,540
Cash and cash equivalents at end of year	$14,020	$12,519	$22,829
Supplemental and non-cash disclosure of cash flow information:
Cash paid (received) for income taxes	$(1,345)	$272	$578

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Cutera, Inc. (Cutera or the Company) is a global provider of laser and light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus and Excel V (introduced in 2011) product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. Commencing in the fourth quarter ended December 31, 2011, the Company started distributing a Q-switched laser product called myQ in Japan, which is sourced from an original equipment manufacturer. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and distributing third party manufactured dermal fillers and cosmeceuticals.

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

Cash, Cash Equivalents, Marketable Investments, and Long-Term Investments

The Company invests its cash primarily in money market funds and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies, commercial paper and corporate debt securities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short term operating expenses.

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

The Company holds a variety of interest bearing auction rate securities (ARS) that represent investments in pools of student loan assets issued by the Federal Family Education Loan Program (FELP). At the time of acquisition, the majority of ARS investments were intended to provide liquidity via an auction process that resets the applicable interest rate at predetermined calendar intervals, allowing investors to either roll over their holdings or gain immediate liquidity by selling such interests at par. Since February 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. However, since 2009 $9.5 million of ARS were redeemed at full par value. Maturity dates for the ARS investments in the Company’s portfolio range from 2032 to 2041.

As of December 31, 2011, the Company had $3.0 million of ARS classified as long-term investments. The Company has classified its ARS investment balance as long-term investments in the accompanying Consolidated Balance Sheet because of the Company’s belief that it could take more than one year before they are readily marketable. The Company’s ARS have been classified and accounted for as available-for-sale. These securities are carried at fair value with the unrealized gains and losses reported as a component of stockholders’ equity. The estimated fair value of the Company’s ARS investments was $3.0 million at December 31, 2011 and $6.8 million at December 31, 2010.

Fair Value Measurements

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

The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

●	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities.
●
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

●
Level 3: Unobservable inputs that are supported by little or no market activity and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Impairment of Marketable Investments and ARS Securities

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

The credit loss portion is recognized as a loss through earnings while the loss due to other factors is recognized in other comprehensive income (loss), net of taxes and related amortization. At December 31, 2011, the Company had approximately $3.9 million of par value ARS investments. The Company intends to, and has the ability to, hold these investments until the anticipated date of maturity. As such, the company treats the decline in value as temporary and has recognized approximately $873,000 in unrealized losses. Given the Company believed that such losses were not credit related, it has included them in accumulated other comprehensive loss.

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

Inventories

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

Intangible Assets

Purchased technology sublicenses are presented at cost, net of accumulated amortization. The technology licenses are being amortized on a straight-line basis over their expected useful life of 9-10 years.

Impairment of Long-lived Assets

The Company reviews long-lived assets, including property and equipment, and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company would recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. Through December 31, 2011, there have been no such impairments.

Warranty Obligations

The Company provides a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to costs of revenue when revenue is recognized. The estimated warranty cost is based on historical product performance. To determine the estimated warranty reserve, the Company utilizes actual service records to calculate the average service expense per system and applies this to the equivalent number of units exposed under warranty. The Company updates these estimated charges every quarter.

Revenue Recognition

Product, Upgrade, Titan hand piece refill, and Dermal filler and cosmeceutical revenue is recognized when title and risk of ownership has been transferred, provided that:

●	Persuasive evidence of an arrangement exists;
●	The price is fixed or determinable;
●	Delivery has occurred or services have been rendered; and
●	Collectability is reasonably assured.

Transfer of title and risk of ownership occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. Revenue is recorded net of customer and distributor discounts. For sales transactions when collectability is not reasonably assured, the Company recognizes revenue upon receipt of cash payment. Sales to customers and distributors do not include any return or exchange rights. In addition, the Company’s distributor agreements obligate the distributor to pay the Company for the sale regardless of whether the distributor is able to resell the product. Shipping and handling charges are invoiced to customers based on the amount of products sold. Shipping and handling fees are recorded as revenue and the related expense as a component of cost of revenue.

The FASB amended the accounting standards for multiple deliverable revenue arrangements to:

●	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;
●
require an entity to allocate revenue in an arrangement using estimated selling price (ESP) of deliverables if a vendor does not first have vendor-specific objective evidence (VSOE) of selling price or secondly does not have third-party evidence (TPE) of selling price; and

●	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

The above mentioned update was effective for the Company from January 1, 2011 and the Company elected to apply it prospectively to new or materially modified revenue arrangements after its effective date. This did not have a material impact on the Company’s financial position or results of operations for the year ended December 31, 2011, and does not change the units of accounting for its revenue transactions. The new accounting standard, if applied to the year ended December 31, 2010, would not have had a material impact on our revenue for that year.

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2011, 2010, and 2009 was $13.4 million, $13.2 million, and $13.2 million, respectively.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in our internal manufacturing processes, technology license amortization and royalties, and costs associated with product warranties.

Shipping and Handling Costs

Amounts charged to customers and costs incurred by the Company related to shipping and handling are included in net sales and cost of goods sold, respectively.

Research and Development Expenditures

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses were $1.3 million in 2011, $947,000 in 2010, and $891,000 in 2009.

Stock-based Compensation

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

The Company includes as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. The amount of cash received from the exercise of stock options and employee stock purchases, net of taxes withheld and paid was $1.4 million in 2011, $518,000 in 2010, and $585,000 in 2009, and the total direct tax benefit (deficit) realized, including the excess tax benefit (deficit), from stock-based award activity was $29,000 in 2011, $8,000 in 2010, and $109,000 in 2009. The Company elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Statement of Operations.

Income Taxes

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

Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, the Company relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and its forecasts of future earnings, the latter two of which involve the exercise of significant judgment. As of September 30, 2009, the Company could not sustain a conclusion that it was more likely than not that the Company would realize any of its deferred tax assets resulting from its cumulative losses reported in the recent past as well as other factors. Consequently, the Company established a valuation allowance against those deferred tax assets. The Company also performed this evaluation as of December 31, 2011, and determined the full valuation allowance was still required.

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

Comprehensive Loss

Comprehensive loss generally represents all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. The Company’s unrealized gains and losses on marketable and long-term investments represent the only component of other comprehensive loss.

On April 1, 2009, the Company adopted updates issued by the Financial Accounting Standards Board (FASB) to the recognition and presentation of other-than-temporary impairments. A cumulative effect adjustment was required to retained earnings and a corresponding adjustment to accumulated other comprehensive loss to reclassify the non-credit portion of previously other-than-temporarily impaired securities which were held at the beginning of the period of adoption and for which the Company does not intend to sell and it is more likely than not that the Company will not be required to sell such securities before recovery of the amortized cost basis. As a result of the implementation of this pronouncement, the Company reclassified the cumulative effect of the non-credit portion of previously recognized other-than-temporarily impaired adjustments of $3.5 million by increasing retained earnings and decreasing accumulated other comprehensive loss.

Foreign Currency

The U.S. dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at the applicable period end exchange rate. Sales and operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2011. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2011.

New Accounting Standards

On January 1, 2011, the Company adopted changes issued by the FASB to the classification of certain employee share-based payment awards. These changes clarify that there is not an indication of a condition that is other than market, performance, or service if an employee share-based payment award’s exercise price is denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade and differs from the functional currency of the employer entity or payroll currency of the employee. An employee share-based payment award is required to be classified as a liability if the award does not contain a market, performance or service condition. Prior to this guidance, the Company did not consider the difference between the currency denomination of an employee share-based payment award’s exercise price and the functional currency of the employer entity or payroll currency of the employee in determining the proper classification of the share-based payment award. The adoption of these changes had no impact on the Company's financial statements.

On January 1, 2011, the Company adopted changes issued by the FASB to disclosure requirements for fair value measurements. Specifically, the changes require a reporting entity to disclose, in the reconciliation of fair value measurements using significant unobservable inputs (Level 3), separate information about purchases, sales, issuances and settlements, (i.e., on a gross basis rather than as one net number). These changes were applied to the disclosure in the Fair Value of Financial Instruments section of Note 2 to the Condensed Consolidated Financial Statements. The adoption of these changes had no impact on our financial statements.

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

NOTE 2—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents, marketable securities and long term investments (in thousands):

	December 31,
	2011	2010
Cash and cash equivalents:
Cash	$2,153	$1,989
Cash equivalents:
Money market funds	7,318	8,330
Commercial paper	4,549	2,200
Total cash and cash equivalents	14,020	12,519

Marketable securities:
U.S. government notes	3,665	2,070
U.S. government agencies	41,565	24,087
Municipal securities	6,134	15,011
Commercial paper	4,747	11,465
Corporate debt securities	18,555	24,851
Total marketable securities	74,666	77,484

Long-term investments in ARS	3,027	6,784
Total cash, cash equivalents, marketable securities and long term investments	$91,713	$96,787

The following table summarizes unrealized gains and losses related to our marketable investments and long term investments, both designated as available-for-sale (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2011	Cost	Gains	Losses	Value
Cash and cash equivalents	$14,020	$—	$—	$14,020

Marketable investments
U.S. government notes	3,655	10	—	3,665
U.S. government agencies	41,535	44	(14)	41,565
Municipal securities	6,091	44	(1)	6,134
Commercial paper	4,747	1	(1)	4,747
Corporate debt securities	18,574	15	(34)	18,555
Total marketable securities	74,602	114	(50)	74,666

Long-term investments in ARS	3,900	—	(873)	3,027
Total cash, cash equivalents, marketable securities and long term investments	$92,522	$114	$(923)	$91,713

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2010	Cost	Gains	Losses	Value
Cash and cash equivalents	$12,519	$—	$—	$12,519

Marketable investments
U.S. government notes	2,069	1	—	2,070
U.S. government agencies	24,088	17	(18)	24,087
Municipal securities	15,029	2	(20)	15,011
Commercial paper	11,459	7	(1)	11,465
Corporate debt securities	24,825	55	(29)	24,851
Total marketable securities	77,470	82	(68)	77,484

Long-term investments in ARS	8,325	—	(1,541)	6,784
Total cash, cash equivalents, marketable securities and long term investments	$98,314	$82	$(1,609)	$96,787

The Company did not have any gains or losses associated with its long-term investments. The realized gains and losses associated with short-term investments were as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Realized gains on investments	$5	$78	$103
Realized losses on investments	—	(4)	—

The following table summarizes the fair value and the gross unrealized losses for investments that were in an unrealized loss position, aggregated by category and by the length in time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
December 31, 2011	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$12,758	$(14)	$-	$-	$12,758	$(14)
Municipal securities	929	(1)	-	-	929	(1)
Commercial paper	999	(1)	-	-	999	(1)
Corporate debt securities	-	-	7,799	(34)	7,799	(34)
Long-term investments in ARS	-	-	3,027	(873)	3,027	(873)
Total	$14,686	$(16)	$10,826	$(907)	$25,512	$(923)

	Less Than 12 Months		12 Months or Greater		Total
	Fair	Gross	Fair	Gross	Fair	Gross
	Market	Unrealized	Market	Unrealized	Market	Unrealized
December 31, 2010	Value	Losses	Value	Losses	Value	Losses
U.S. government agencies	$7,830	$(18)	$-	$-	$7,830	$(18)
Municipal securities	10,083	(19)	2,050	(1)	12,133	(20)
Commercial paper	-	-	-	-	-	-
Corporate debt securities	8,498	(29)	-	-	8,498	(29)
Long-term investments in ARS	-	-	6,784	(1,541)	6,784	(1,541)
Total	$26,411	$(66)	$8,834	$(1,542)	$35,245	$(1,608)

The following table summarizes the estimated fair value of our marketable investments and long term investments classified by the contractual maturity date of the security as of December 31, 2011 (in thousands):

Amount
Due in less than one year (fiscal year 2012)	$40,988
Due in 1 to 3 years (fiscal year 2013- 2014)	33,678
Due in 3 to 5 years (fiscal year 2015-2016)	—
Due in 5 to 10 years (fiscal year 2017-2022)	—
Due in greater than 10 years (fiscal year 2023 and beyond)	3,027
$77,693

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,318	$—	$—	$7,318
Commercial paper	—	4,549	—	4,549
Short term marketable investments:
Available-for-sale securities	—	74,666	—	74,666
Long-term investments:
Available-for-sale ARS	—	—	3,027	3,027
Total assets at fair value	$7,318	$79,215	$3,027	$89,560

December 31, 2010	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,331	$—	$—	$8,331
Commercial paper	—	2,200	—	2,200
Short term marketable investments:
Available-for-sale securities	—	77,484	—	77,484
Long-term investments:
Available-for-sale ARS	—	—	6,784	6,784
Total assets at fair value	$8,331	$79,684	$6,784	$94,799

The Company’s Level 1 financial assets are money market funds with stated maturities of three months or less from the date of purchase, whose fair values are based on quoted market prices. The Company’s Level 2 financial assets are highly liquid debt instruments of U.S. federal and municipal governments and their agencies, commercial paper and corporate debt securities whose fair values are obtained from readily-available pricing sources for the identical underlying security that may, or may not, be actively traded.

At December 31, 2011, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term ARS, for the year ended December 31, 2011 (in thousands):

Balance at December 31, 2009	$7,275
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	(26)
Purchases and issuances	—
Settlements	(465)
Balance at December 31, 2010	6,784
Total gains or losses (realized or unrealized)
Included in earnings (or changes in net assets)	—
Included in other comprehensive income (loss)	668
Purchases and issuances	—
Settlements	(4,425)
Balance at December 31, 2011	$3,027

NOTE 3—BALANCE SHEET DETAIL

Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses existing in accounts receivable and is based on historical write-off experience and any specific customer issues that have been identified. Account balances are charged off against the allowance when it is probable the receivable will not be recovered. The Company had one customer who accounted for 8% at December 31, 2011 and 10% at December 31, 2010 of the Company’s total accounts receivable balance.

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$6,587	$4,204
Finished goods	4,142	2,244
Total	$10,729	$6,448

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2011	2010
Leasehold improvements	$590	$361
Office equipment and furniture	2,761	2,702
Machinery and equipment	2,893	2,688
	6,244	5,751
Less: Accumulated depreciation	(5,391)	(5,154)
Property and equipment, net	$853	$597

Depreciation expense related to property and equipment was $446,000 in 2011, $525,000 in 2010, and $664,000 in 2009.

Intangible Assets

Intangible assets were comprised of a patent sublicense acquired from Palomar in 2006 and a technology sublicense acquired in 2002. The components of intangible assets at December 31, 2011 and 2010 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
December 31, 2011
Patent sublicense	$1,218	$793	$425
Technology sublicense	538	517	21
Total	$1,756	$1,310	$446
December 31, 2010
Patent sublicense	$1,218	$656	$562
Technology sublicense	538	463	75

Total	$1,756	$1,119	$637

Amortization expense for intangible assets was $191,000 in 2011, $192,000 in 2010, and $196,000 in 2009.

Based on intangible assets recorded at December 31, 2011, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending December 31,	Amount
2012	$158
2013	138
2014	138
2015	12

Total	$446

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Payroll and related expenses	$4,172	$3,035
Warranty	1,121	796
Customer deposits	1,054	131
Sales tax	839	809
Professional fees	483	335
Royalty	434	475
Income tax	276	—
Sales and marketing accruals	191	131
Other	692	482
Total	$9,262	$6,194

NOTE 4—WARRANTY AND SERVICE CONTRACTS

The Company has a direct field service organization in the United States. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Canada, France, Japan, Spain, Switzerland (through November 2011) as well as through a network of distributors and third-party service providers in several other countries where it does not have a direct presence. The Company provides a warranty with its products, depending on the type of product. After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale.

Warranty Accrual (in thousands)

	December 31,
	2011	2010
Balance at beginning of year	$796	$1,049
Add: Accruals for warranties issued during the year	4,043	3,061
Less: Settlements made during the year	(3,718)	(3,314)
Balance at end of year	$1,121	$796

Deferred Service Contract Revenue (in thousands)

	December 31,
	2011	2010
Balance at beginning of year	$6,765	$8,128
Add: Payments received	8,332	8,254
Less: Revenue recognized	(9,259)	(9,617)
Balance at end of year	$5,838	$6,765

Costs incurred under service contracts amounted to $4.6 million in 2011, $4.3 million in 2010, and $4.7 million in 2009, and are recognized as incurred.

NOTE 5—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

Stock Option Plans

As of December 31, 2011, the Company had the following stock-based employee compensation plans:

2004 Employee Stock Purchase Plan

On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. A total of 200,000 shares of common stock were reserved for issuance pursuant to the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, or 2004 ESPP, eligible employees are permitted to purchase common stock at a discount through payroll deductions. The 2004 ESPP offering and purchase periods are for approximately six months. Shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of (i) 600,000 shares, (ii) 2.0% of the outstanding shares of common stock on such date or (iii) an amount as determined by the Board of Directors. The Company’s Board of Directors voted not to increase the shares available for future grant on January 1, 2011 and 2010. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning of an offering period or at the end of the offering period. Under the 2004 ESPP the Company issued 45,161 shares in 2011 and 43,859 shares in 2010. At December 31, 2011, 1,056,936 shares remained available for future issuance.

2004 Equity Incentive Plan and 1998 Stock Plan

In 1998, the Company adopted the 1998 Stock Plan, or 1998 Plan, under which 4,650,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants.

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

In accordance with the 2004 Equity Incentive Plan, the Company’s non-employee directors are granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. In the year ended December 31, 2011 and 2010, the Company issued 37,925 and 37,266 shares of stock, respectively. In addition, in the year ended December 31, 2011 and 2010, the Company’s Board of Directors granted 39,300 and 109,025, respectively, of RSUs to certain members of the Company’s management. These RSUs vest at the rate of one-third on June 1of the year of grant, and one-third in each of the subsequent two years. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense using the straight-line method over the vesting period.

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

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2008	2,013,089	3,081,733	$12.94	4.6	6.0
Options granted (2)	(1,409,371)	1,409,371	$8.51
Options exercised	—	(527,721)	$0.55
Options cancelled (expired or forfeited) (2)	1,270,828	(1,270,828)	$17.55
Stock awards granted	(36,540)	—	—
Restricted stock units cancelled (expired or forfeited)	2,375	—	—
Balances as of December 31, 2009	1,840,381	2,692,555	$10.87	5.1	$1.6
Options granted (2)	(961,500)	961,500	$10.14
Options exercised	—	(90,362)	$3.74
Options cancelled (expired or forfeited) (2)	267,274	(267,274)	$9.91
Stock awards granted	(146,291)	—	—
Restricted stock units cancelled (expired or forfeited)	5,583	—	—
Balances as of December 31, 2010	1,005,447	3,296,419	$10.93	4.4	$1.1
Options granted (2)	(1,206,500)	1,206,500	$8.61
Options exercised	—	(207,624)	$5.92
Options cancelled (expired or forfeited) (2)	746,273	(746,273)	13.40
Stock awards granted	(77,225)	—	—
Restricted stock units cancelled (expired or forfeited)	6,542	—	—
Balances as of December 31, 2011	474,537	3,549,022	$9.92	4.6	$0.4
Exercisable as of December 31, 2011		1,806,558	$10.86	3.5	$0.4

(1)	Based on the closing stock price of the Company’s stock of $7.45 on December 30, 2011, $8.29 on December 31, 2010 and $8.51 on December 31, 2009.
(2)
Included in options granted and options cancelled are shares granted and cancelled in connection with the Company’s Option Exchange Program in 2009 (see ‘Option Exchange Program’ above for more details).

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised was $521,000 in 2011, $128,000 in 2010, and $3.2 million in 2009. The options outstanding and exercisable at December 31 of the respective year  were in the following exercise price ranges:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
$4.25–$8.48	381,425	3.69	179,508	$5.15
$8.49–$8.49	296,773	2.93	258,193	8.49
$8.66–$8.66	599,833	4.20	414,797	8.66
$8.72–$8.72	811,500	6.31	—	—
$8.75–$9.74	174,000	7.62	45,376	9.38
$10.24–$10.24	625,916	5.18	259,982	10.24
$10.43–$14.14	423,196	2.92	412,323	11.85
$14.78–$24.46	207,254	3.04	207,254	20.26
$25.39–$25.39	20,000	2.47	20,000	25.39
$25.73–$25.73	9,125	2.59	9,125	25.73
$4.25–$25.73	3,549,022	4.63	1,806,558	$10.86

As of December 31, 2010 there were 1,679,268 options that were exercisable at a weighted average exercise price of $12.12.

Restricted Stock Units and Stock Awards

Information with respect to restricted stock units activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2010	67,096	$10.24
Granted	77,225	$8.32
Vested (2)	(82,526)	$8.93	$691	(3)
Forfeited	(6,542)	$9.99
Outstanding at December 31, 2011	55,253	$9.55

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(1)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(3)	On the grant date, the fair value for these vested awards was $737,000.

Stock-Based Compensation

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Stock options	$3,047	$3,628	$3,763
RSUs and Stock awards	775	927	360
ESPP	85	95	113
Total stock-based compensation expense	$3,907	$4,650	$4,236

Total stock-based compensation expense by department recognized during the year ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of revenue	$659	$724	$717
Sales and marketing	788	1,189	1,044
Research and development	698	629	473
General and administrative	1,762	2,108	2,002
Total stock-based compensation expense	$3,907	$4,650	$4,236

As of December 31, 2011, the unrecognized compensation cost, net of expected forfeitures, was $4.6 million for stock options and stock awards, which will be recognized using the straight- line attribution method over an estimated weighted-average remaining amortization period of 2.49 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $31,000, which will be recognized using the straight- line attribution method over an estimated weighted-average amortization period 0.33 years.

Valuation Assumptions and Fair Value of Stock Option and ESPP Grants

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

	Stock Options			Stock Purchase Plan
	2011	2010	2009	2011	2010	2009
Estimated fair value of grants during the year	$3.10	$3.76	$3.93	$2.06	$2.41	$2.39
Expected term (in years)(1)	4.15	3.84	4.23	0.50	0.50	0.50
Risk-free interest rate(2)	1.41%	1.73%	2.6%	0.08%	0.2%	0.1%
Volatility(3)	43%	46%	55%	39%	40%	52%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

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

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the stock-based payment expense accordingly.

NOTE 6—COMMON STOCK REPURCHASES

Restricted Stock Unit Withholdings

The Company issues restricted stock units as part of its equity incentive plans, which are described more fully in “Note 5—Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense.” For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of the statutory withholding requirements paid on behalf of the employees. The Company withheld 16,629 in 2011, 14,283 in 2010, and 3,934 in 2009, shares of common stock to satisfy its employees’ tax obligations of $146,000 in 2011, $126,000 in 2010, and $32,000 in 2009. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$(52)	$(154)	$(1,973)
State	69	37	32
Foreign	208	235	338
	225	118	(1,603)
Deferred:
Federal	(13)	(45)	9,686
State	13	45	871
Foreign	18	(116)	(46)
	18	(116)	10,511
Provision for income taxes	$243	$2	$8,908

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2011	2010
Net operating loss	$8,939	$6,281
Stock-based compensation	6,374	5,644
Other accruals and reserves	3,374	3,385
Credits	2,062	1,488
Capital loss	312	558
Foreign	370	388
Accrued warranty	429	303
Depreciation and amortization	206	146
Other	(143)	63
Net deferred tax asset before valuation allowance	21,923	18,256
Valuation allowance	(21,553)	(17,868)
Net deferred tax asset after valuation allowance	$370	$388

The Company’s deferred tax asset balance is reported in the following captions in the Consolidated Balance Sheets (in thousands):

	December 31,
	2011	2010
Deferred tax asset (current portion)	$55	$63
Deferred tax asset, net of current portion	446	325
Accrued liabilities (current deferred tax liability)	(131)	—
Net deferred tax asset after valuation allowance	$370	$388

The differences between the U.S. federal statutory income tax rate to the Company’s effective tax are as follows:

	Year Ended December 31,
	2011	2010*	2009*
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State tax rate, net of federal benefit	2.56	2.81	(0.38)
Benefit for research and development credit	6.02	2.97	1.05
Changes in unrecognized tax benefits	(0.02)	2.59	0.71
Tax-exempt interest	0.19	0.98	5.42
Meals and entertainment	(0.88)	(0.63)	(0.76)
Foreign income inclusion	(2.15)	—	(0.32)
Income tax refund	2.34	(1.13)	11.00
Stock-based compensation	(9.64)	(1.54)	(8.91)
Adjustment to beginning deferreds for state rate changes	4.30	(0.53)	(0.47)
Tax effect of other comprehensive income	(2.01)	—	—
Valuation allowance	(37.54)	(38.31)	(142.18)
Other	(0.65)	(2.21)	(1.73)
Effective tax rate	(2.48)%	0.00%	(101.57)%

*	Certain items have changed for classification purposes.

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company reviews the deferred tax asset and valuation allowance on a quarterly basis, and considers whether positive and negative evidence exists to effect the realization of deferred tax assets. After considering both the positive and negative evidence as of September 30, 2009, the Company determined that it was not more-likely-than-not that it would realize the full value of its deferred tax assets. As a result, the Company established a valuation allowance of $10.2 million against the net deferred tax asset balance as of December 31, 2008. In addition, the Company recorded a valuation allowance against its deferred tax assets generated in 2009, 2010 and 2011, which resulted in a valuation allowance of $21.6 million as of December 31, 2011.

As of December 31, 2011, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $24.0 million and $9.6 million, respectively. The federal net operating loss carry-forwards expire through the year 2031 and the state net operating loss carry-forwards expire at various dates through the year 2031. Such net operating losses consist of excess tax benefits from employee stock option exercises and have not been recorded in the Company’s deferred tax assets. The Company will record approximately $3.9 million as a credit to additional paid in capital as and when such excess tax benefits are ultimately realized.

As of December 31, 2011, the Company had research and development tax credits for federal and state income tax purposes of approximately $3.2 million and $3.6 million, respectively. The federal research and development tax credits expire through the year 2031. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company maintained a valuation allowance against these tax credits as of December 31, 2011. The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss carryforwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company should experience an ownership change, as defined, utilization of its federal and state net operating loss carryforwards could be limited.

Undistributed earnings of the Company’s foreign subsidiaries net of foreign income inclusion of approximately $2.7 million at December 31, 2011, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries.

Uncertain Tax Positions

The Company establishes reserves for uncertain tax positions in accordance with the ASC. The subtopic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, the subtopic provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. If the Company ultimately determines that payment of these amounts are not more-likely-than-not, the Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be. The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2009 to December 31, 2011 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Balance at beginning of year	$555	$787	$1,640
Increases related to prior year tax positions	—	—	88
Decreases related to prior year tax positions	—	(29)	(857)
Increases related to current year tax positions	44	24	29
Decreases related to lapsing of statute of limitations	(16)	(227)	(113)
Balance at end of year	$583	$555	$787

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate were approximately $400,000 and $405,000 as of December 31, 2011 and 2010, respectively. The Company had accrued approximately $79,000 and $71,000 for payment of interest as of December 31, 2011 and 2010, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not change within the next 12 months.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2011 tax years generally remain subject to examination by U.S., federal and most state tax authorities due to the Company's net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2006 through 2011 tax years generally remain subject to examination by their respective tax authorities.

NOTE 8—NET LOSS PER SHARE

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

For years presented with a net loss, diluted net loss per common share is the same as basic net loss per common share, as the effect of the potential common stock equivalents is anti-dilutive and as such is excluded from the calculations of the diluted net loss per share.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Net loss—basic and diluted	$(10,061)	$(10,518)	$(17,679)
Denominator:
Weighted-average number of common shares outstanding used in computing basic net loss per share	13,807	13,540	13,279
Dilutive potential common shares used in computing diluted net loss per share	—	—	—
Total weighted-average number of shares used in computing diluted net loss per share	13,807	13,540	13,279

Anti-dilutive Securities

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the years presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2011	2010	2009
Options to purchase common stock	3,667	3,187	2,746
Restricted stock units	61	48	5
Employee stock purchase plan shares	70	66	84
Total	3,798	3,301	2,835

NOTE 9—DEFINED CONTRIBUTION PLAN

In the United States, the Company has an employee savings plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. From April 1999 to December 31, 2008, the Company made discretionary matching contributions of 50% to 75% of all U.S. employees’ contributions in each 401(k) Plan year. The Company made no discretionary contributions in 2011, 2010 and 2009 under the 401(k) Plan.

For the Company’s Japanese subsidiary, it has established an employee retirement plan at its discretion. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2011, and the related expense for each of the three years then ended was not significant.

NOTE 10—SEGMENT, GEOGRAPHIC AND MAJOR CUSTOMER INFORMATION

In accordance with the FASB ASC 280 guidance on disclosures about segments of an enterprise and related information, operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under the FASB’s ASC 280 guidance, is a combination of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer. To date, the Company has viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – the sale of aesthetic medical equipment and services, and distribution of cosmeceutical and dermal filler products, to qualified medical practitioners. In addition, substantially all of the Company’s long-lived assets are located in the United States. As a result, the financial information disclosed in the Company’s Consolidated Financial Statements represents all of the material financial information related to the Company’s operating segment. The following table summarizes revenue by geographic region, which is based on the shipping location of where the product is delivered, and product category (in thousands):

	Year Ended December 31,
	2011	2010	2009(1)
Revenue mix by geography:
United States	$23,313	$19,337	$21,019
Japan	15,019	13,625	9,636
Asia, excluding Japan	4,984	5,131	4,727
Europe	3,571	5,801	7,087
Rest of the world	13,403	9,380	11,213
Consolidated total	$60,290	$53,274	$53,682
Revenue mix by product category:
Products	$33,703	$27,808	$26,842
Upgrades	3,505	4,824	6,343
Service	13,411	13,231	13,186
Titan hand piece refills	4,686	3,863	5,599
Dermal filler and cosmeceuticals(1)	4,985	3,548	1,712
Consolidated total	$60,290	$53,274	$53,682

(1) Beginning in 2010, we classified revenue from dermal fillers and cosmeceuticals product in the revenue category ‘Dermal fillers and cosmeceuticals.’ Previously, we classified this revenue under the category of ‘Products.’ As such, we reclassified the 2009 revenue from ‘Products’ to ‘Dermal fillers and cosmeceuticals.’

The Company had one customer that accounted for 8% at December 31, 2011 and 10% at December 31, 2010 of the Company’s total accounts receivable balance.

NOTE 11—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2011, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2012	$1,680
2013	1,739
2014	1,717
2015	1,370
2016	1,310
2017 and thereafter	1,346
Future minimum rental payments	$9,162

Gross rent expense was $1.9 million in 2011, $1.7 million in 2010 and $1.6 million in 2009.

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2011.

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

Other Legal Matters

In addition to the foregoing lawsuits, the Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of its business. As of December 31, 2011, the Company was not a party to any pending litigation that the Company believes will have a material impact to its results of operations other than those described above in the “Litigation” section.

NOTE 12—SUBSEQUENT EVENT

On February 2, 2012, the Company completed the acquisition of certain assets of IRIDEX Corporation’s global aesthetic business for $5.1 million in cash. The company will account for this acquisition as a business combination.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	March 31, 2010
Net revenue	$18,542	$15,232	$14,895	$11,621	$15,216	$12,092	$12,217	$13,749
Cost of revenue	7,506	6,772	6,476	5,224	6,233	5,661	5,335	5,829
Gross profit	11,036	8,460	8,419	6,397	8,983	6,431	6,882	7,920
Operating expenses:
Sales and marketing	6,779	6,426	6,348	5,946	6,123	5,799	6,452	6,361
Research and development	2,313	2,352	2,346	2,130	2,173	1,871	1,506	1,454
General and administrative	2,878	2,310	2,588	2,328	2,238	2,352	2,744	2,242
Litigation settlement	—	—	—	—	—	—	—	—
Total operating expense	11,970	11,088	11,282	10,404	10,534	10,022	10,702	10,057
Loss from operations	(934)	(2,628)	(2,863)	(4,007)	(1,551)	(3,591)	(3,820)	(2,137)
Interest and other income, net	140	91	199	184	144	132	141	166
Loss before income taxes	(794)	(2,537)	(2,664)	(3,823)	(1,407)	(3,459)	(3,679)	(1,971)
Provision (benefit) for income taxes	93	326	(208)	32	(127)	—	82	47
Net loss	$(887)	$(2,863)	$(2,456)	$(3,855)	$(1,280)	$(3,459)	$(3,761)	$(2,018)
Net loss per share—basic	$(0.06)	$(0.21)	$(0.18)	$(0.28)	$(0.09)	$(0.25)	$(0.28)	$(0.15)
Net loss per share—diluted	$(0.06)	$(0.21)	$(0.18)	$(0.28)	$(0.09)	$(0.25)	$(0.28)	$(0.15)
Weighted average number of shares used in per share calculations:
Basic	13,930	13,862	13,765	13,667	13,622	13,589	13,501	13,438
Diluted	13,930	13,862	13,765	13,667	13,622	13,589	13,501	13,438

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Years Ended December 31, 2011, 2010 and 2009

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2011	$17,868	$4,148	$463	$21,553
Year ended December 31, 2010	$13,838	$5,347	$1,317	$17,868
Year ended December 31, 2009	$1,367	$13,131	$660	$13,838

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2011	$20	$39	$51	$8
Year ended December 31, 2010	$586	$116	$682	$20
Year ended December 31, 2009	$61	$675	$150	$586

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

The Company has established that the 2012 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 13, 2012 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 16, 2012.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2012 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2011.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement.

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2)	The financial statement schedule required by Item 15(a) filed as Item 8 of this annual report.

(3)	Exhibits.

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).
3.4(1)	Bylaws of the Registrant.
4.1(4)	Specimen Common Stock certificate of the Registrant.
10.1(1)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1998 Stock Plan.
10.3(1)	2004 Equity Incentive Plan.
10.4(5)	2004 Employee Stock Purchase Plan.
10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.
10.10(2)	Settlement Agreement and Non-Exclusive Patent License, each between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006.
10.11(3)	Form of Performance Unit Award Agreement.
10.13(4)†	Distribution Agreement between the Registrant and PSS World Medical Shared Services, Inc., a subsidiary of PSS World Medical dated October 1, 2006.
10.14(6)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.
10.18(7)	Consulting Agreement dated March 2, 2009 by and between the Company and David A. Gollnick.
10.19(8)
First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard.

10.20(9)	Change of Control and Severance Agreement dated January 5, 2011 by and between the Company and Len DeBenedictis, Chief Technology Officer of Cutera, Inc.
23.1	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 80).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 2, 2006.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2005.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 8, 2006.
(5)	Incorporated by reference from our 2006 Annual Report on Form 10-K filed on March 16, 2007.
(6)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.
(7)	Incorporated by reference from our Current Report on Form 8-K filed on March 4, 2009.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 1, 2010.
(9)	Incorporated by reference from our 2010 Annual Report on Form 10-K filed on March 15, 2011.
†	Confidential Treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 15th day of March, 2012.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS		March 15, 2012
Kevin P. Connors	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RONALD J. SANTILLI		March 15, 2012
Ronald J. Santilli	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

	Director	March 15, 2012
David B. Apfelberg

/s/ GREGORY A. BARRETT	Director	March 15, 2012
Gregory A. Barrett

/s/ DAVID A. GOLLNICK	Director	March 15, 2012
David A. Gollnick

/s/ MARK LORTZ	Director	March 15, 2012
Mark Lortz

/s/ TIM O’SHEA	Director	March 15, 2012
Tim O’Shea

/s/ JERRY P. WIDMAN	Director	March 15, 2012
Jerry P. Widman