Form 10-Q
period 2012-03-31
CUTERA INC
filed 2012-05-10
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Registrant’s common stock issued and outstanding as of March 31, 2012 was 14,033,155

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$12,787	$14,020
Marketable investments	66,137	74,666
Accounts receivable, net	4,496	5,193
Inventories	13,434	10,729
Deferred tax asset	50	55
Other current assets and prepaid expenses	1,363	1,432
Total current assets	98,267	106,095

Property and equipment, net	1,019	853
Long-term investments	2,928	3,027
Goodwill and other intangible assets, net	4,843	446
Deferred tax asset, net of current portion	450	446
Other long-term assets	458	486
Total assets	$107,965	$111,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,674	$2,573
Accrued liabilities	8,936	9,262
Deferred revenue	5,770	5,185
Total current liabilities	17,380	17,020

Deferred rent	1,450	1,448
Deferred revenue, net of current portion	917	840
Income tax liability	469	478
Total liabilities	20,216	19,786

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,033,155 and 13,948,395 shares at March 31, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	97,043	95,719
Accumulated deficit	(8,592)	(3,325)
Accumulated other comprehensive loss	(716)	(841)
Total stockholders’ equity	87,749	91,567
Total liabilities and stockholders’ equity	$107,965	$111,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net revenue:
Products	$11,854	$8,293
Service	3,873	3,328
Total net revenue	15,727	11,621
Cost of revenue:
Products	5,651	3,288
Service	2,194	1,936
Total cost of revenue	7,845	5,224
Gross profit	7,882	6,397

Operating expenses:
Sales and marketing	7,437	5,946
Research and development	2,216	2,130
General and administrative	3,495	2,328
Total operating expenses	13,148	10,404
Loss from operations	(5,266)	(4,007)
Interest and other income, net	96	184
Loss before income taxes	(5,170)	(3,823)
Provision for income taxes	97	32
Net loss	$(5,267)	$(3,855)

Net loss per share:
Basic and Diluted	$(0.38)	$(0.28)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,960	13,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net loss	$(5,267)	$(3,855)
Other comprehensive income:
Net change in unrealized gain on available-for sale-securities	164	180
Provision for income taxes related to items of other comprehensive income	38	—
Other comprehensive income, net of tax	126	180
Comprehensive loss	$(5,141)	$(3,675)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,267)	$(3,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	738	886
Depreciation and amortization	343	157
Other	14	44
Changes in assets and liabilities:
Accounts receivable	640	883
Inventories	(1,153)	(820)
Other current assets and prepaid expenses	444	1,509
Other long-term assets	28	—
Accounts payable	101	249
Accrued liabilities	(661)	(353)
Deferred rent	27	(3)
Deferred revenue	(118)	(204)
Income tax liability	(9)	2
Net cash provided by (used in) operating activities	(4,873)	(1,505)

Cash flows from investing activities:
Acquisition of property and equipment	(277)	(180)
Business acquisition	(5,091)	—
Proceeds from sales of marketable and long-term investments	10,729	4,241
Proceeds from maturities of marketable investments	11,135	12,125
Purchase of marketable investments	(13,442)	(14,778)
Net cash provided by investing activities	3,054	1,408

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	586	742
Net cash provided by financing activities	586	742

Net increase (decrease) in cash and cash equivalents	(1,233)	645
Cash and cash equivalents at beginning of period	14,020	12,519
Cash and cash equivalents at end of period	$12,787	$13,164

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.
Cutera, Inc. (Cutera or the Company) is a global provider of laser and light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus and Excel V product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and Upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, and Titan hand piece refills.  In Japan the Company also distributes third party manufactured dermal fillers, cosmeceuticals and a Q-switched laser system called myQ.

In February 2012, the Company acquired the global aesthetic business unit of IRIDEX Corporation (or Iridex), which included various laser systems (such as the VariLite and Gemini) and an installed base of customers, whose products will be serviced by the Company.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, France, Japan, Spain, and the United Kingdom that market, sell and service its products outside of the United States. Effective March 31, 2012, the Company decided to discontinue its direct operations in Spain and the United Kingdom and instead plans on seeking a distributor to market its products in these countries. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information
The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2011 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (GAAP). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission, or SEC, on March 15, 2012.

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

Note 2. Cash and Cash Equivalents, Marketable Securities and Long-Term Investments

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

The following tables summarize unrealized gains and losses related to our marketable investments and long-term investments, both designated as available-for-sale (in thousands):

March 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,004	$—	$—	$2,004
Money market funds	7,308	—	—	7,308
Commercial paper	3,475	—	—	3,475
Total cash and cash equivalents	12,787	—	—	12,787

Marketable securities:
U.S. government notes	3,657	5	—	3,662
U.S. government agencies	32,653	51	(4)	32,700
Municipal securities	6,108	49	—	6,157
Commercial paper	4,924	1	(1)	4,924
Corporate debt securities	18,669	33	(8)	18,694
Total marketable investments	66,011	139	(13)	66,137

Long-term investment in ARS	3,700	—	(772)	2,928
Total cash, cash equivalents, marketable investments and long-term investments	$82,498	$139	$(785)	$81,852

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,153	$—	$—	$2,153
Money market funds	7,318	—	—	7,318
Commercial paper	4,549	—	—	4,549
Total cash and cash equivalents	14,020	—	—	14,020

Marketable securities:
U.S. government notes	3,655	10	—	3,665
U.S. government agencies	41,535	44	(14)	41,565
Municipal securities	6,091	44	(1)	6,134
Commercial paper	4,747	1	(1)	4,747
Corporate debt securities	18,574	15	(34)	18,555
Total marketable investments	74,602	114	(50)	74,666

Long-term investment in ARS	3,900	—	(873)	3,027
Total cash, cash equivalents, marketable investments and long-term investments	$92,522	$114	$(923)	$91,713

As of March 31, 2012 and December 31, 2011, the total gross unrealized losses were $785,000 and $923,000 respectively and were primarily related to long-term investments in ARS, which were in an unrealized loss position for 12 months or greater. No other securities were in unrealized loss positions for more than 12 months. The unrealized losses in the ARS securities are not attributed to changes in credit risk and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Since February 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company's investments in these securities have failed to settle on their respective settlement dates. However, since 2009 $9.7 million of ARS were redeemed at full par value. Maturity dates for the ARS investments in the Company's portfolio range from 2032 to 2041.

The following table summarizes the estimated fair value of our marketable investments and long-term investments classified by the contractual maturity date of the security as of March 31, 2012 (in thousands):

Amount
Due in less than one year	$38,845
Due in 1 to 3 years	27,292
Due in 3 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	2,928
$69,065

Note 3. Fair Value of Financial Instruments
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

As of March 31, 2012, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

March 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,308	—	—	$7,308
Commercial paper	—	3,475	—	3,475
Short-term marketable investments:
U.S. government notes	—	3,662	—	3,662
U.S. government agencies	—	32,700	—	32,700
Municipal securities	—	6,157	—	6,157
Commercial paper	—	4,924	—	4,924
Corporate debt securities	—	18,694	—	18,694
Long-term investments:
Available-for-sale ARS	—	—	2,928	2,928
Total assets at fair value	$7,308	$69,612	$2,928	$79,848

As of December 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,318	—	—	$7,318
Commercial paper	—	4,549	—	4,549
Short-term marketable investments:
U.S. government notes	—	3,665	—	3,665
U.S. government agencies	—	41,565	—	41,565
Municipal securities	—	6,134	—	6,134
Commercial paper	—	4,747	—	4,747
Corporate debt securities	—	18,555	—	18,555
Long-term investments:
Available-for-sale ARS	—	—	3,027	3,027
Total assets at fair value	$7,318	$79,215	$3,027	$89,560

At March 31, 2012, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value is based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS (of approximately 10.0 – 12.5 years) were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors. The valuation of the Company’s ARS investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact the valuations in the future include changes to credit ratings of the securities, as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. These financial instruments are classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term ARS, for the three months ended March 31, 2012 (in thousands):

Balance at December 31, 2011	$3,027
Total gains or losses included in other comprehensive loss	101
Settlements	(200)
Balance at March 31, 2012	$2,928

Note 4. Inventories
Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$8,542	$6,587
Finished goods	4,892	4,142
Total	$13,434	$10,729

Note 5. Acquisition

On February 2, 2012, Cutera acquired certain assets and liabilities of Iridex’s global aesthetics business unit for $5.1 million in cash. This business is engaged in developing, manufacturing, marketing and servicing laser-based medical systems and delivery devices. The business purpose of this transaction was to acquire access to an expanded installed base of customers, add to Cutera’s product offerings and acquire a recurring stream of service revenue. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, the Company recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into the Company’s business.

The fair values of the assets acquired were determined to be $4.8 million of net tangible and intangible assets and $1.3 million of goodwill. The customer relationship intangible assets are being amortized over 5 years on a straight-line basis. Other intangible assets are being amortized over 11 months to 5 years on a straight-line basis.

The recorded purchase price amounts are preliminary and subject to change as the Company is awaiting additional information related to inventory valuation.

The following table summarizes the fair value as of February 2, 2012 of the net assets acquired (in thousands):

Purchase price paid	$5,091

Assets (liabilities acquired)
Inventory	1,552
Customer relationship intangible assets	2,510
Other identified intangible assets	780
Goodwill	1,339
Deferred service revenue	(780)
Accrued warranty liability	(310)
Total	$5,091

Disclosure of the amounts of revenue and earnings of the asset and liabilities of the acquired Iridex aesthetics business is not practicable because the acquired business has been immediately integrated into Cutera's operations.

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006; a technology sublicense acquired in 2002; and, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit. The components of intangible assets were as follows (in thousands):

	March 31, 2012
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$827	$391
Technology sublicense	538	531	7
Customer relationship intangible related to acquisition	2,510	84	2,426
Other identified intangible assets related to acquisition	780	100	680
Goodwill	1,339	—	1,339
Total	$6,385	$1,542	$4,843

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$793	$425
Technology sublicense	538	517	21
Total	$1,756	$1,310	$446

Amortization expense for intangible assets was $232,000 and $48,000 for the three-month periods ended March 31, 2012 and 2011 respectively.

Based on intangible assets recorded at March 31, 2012, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2012 (remainder)	$938
2013	696
2014	696
2015	569
2016	558
Thereafter	47
Total	$3,504

Note 7. Warranty

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

The following table provides the changes in the product warranty accrual for the three-month period ended March 31, 2012 (in thousands):

Beginning Balance – January 1, 2012	$1,121
Add: Accruals for warranties issued during the period	754
Add: Warranties assumed with business acquisition	310
Less: Settlements made during the period	(851)
Ending Balance –March 31, 2012	$1,334

Note 8. Deferred Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the three-month period ended March 31, 2012 and 2011 (in thousands):

	March 31
	2012	2011
Beginning Balance	$5,838	$6,765
Add: Payments received	2,495	2,192
Add: Contract revenue assumed with business acquisition	780	—
Less: Revenue recognized	(2,571)	(2,376)
Ending Balance	$6,542	$6,581

Costs incurred under service contracts were $1.7 million for the three-month period ended March 31, 2012 and $1.1 million for the three-month period ended March 31, 2011 and are recognized as incurred.

Note 9. Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three-month periods ended March 31, 2012 and 2011 was as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011
Cost of revenue	$143	$143
Sales and marketing	140	238
Research and development	146	143
General and administrative	309	362
Total stock-based compensation expense	$738	$886

During the three-month period ended March 31, 2012, the Company issued 84,760 shares of common stock.

Note 10. Net Loss Per Share

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

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31
	2012	2011
Options to purchase common stock	3,664	3,339
Restricted stock units	55	66
Employee stock purchase plan shares	25	22
Total	3,744	3,427

Note 11. Income Taxes

The Company’s income tax provision for the three months ended March 31, 2012 and 2011 was primarily related to income taxes of the Company’s non U.S. operations. The Company recorded a 100% valuation allowance against its U.S. deferred tax assets and as such did not record any income tax benefit related to its U.S. loss for the three-month periods ended March 31, 2012 and 2011.

For the three months ended March 31, 2012, the Company’s income tax provision was $97,000, compared to a provision of $32,000 for the three months ended March 31, 2011.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2012 and December 31, 2011, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

As of March 31, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740 as of December 31, 2011.

Note 12. Commitments and Contingencies

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at March 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2012. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 22, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description. We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on six platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM, Excel VTM and myQTM, each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems, which we treat as Upgrade revenue. In addition to systems and Upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and third party manufactured dermal fillers and cosmeceutical products.

In February 2012, we acquired the global aesthetic business unit of Iridex Inc., which included various laser systems (such as the VariLite and Gemini) and an installed base of customers, whose products will be serviced by us.

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

International sales are generally made through direct sales employees and a worldwide distributor network in over 35 countries. Outside of the United States, we have a direct sales presence in Australia, Canada, France, Japan, Spain, and the United Kingdom. Effective March 31, 2012, we decided to discontinue our direct operations in Spain and the United Kingdom and instead plan on seeking a distributor to market our products in these countries.

Products

Our revenue is derived from the sale of Products, Upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceutical products. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or light-based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or light-based module is sometimes contained in the hand piece, such as with our Pearl and Pearl Fractional applications, instead of within the console.

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

Significant Business Trends

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

In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our Upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead we have launched new stand alone products (GenesisPlus, Excel V, myQ). As a result, our Upgrade revenue declined since 2009 but remained flat in the three-months ended March 31, 2012, compared to the same period in 2011.

We acquired Iridex’s aesthetic business unit in February 2012. This acquisition was the primary driver of the $545,000 increase in our Service revenue in the three-month period ended March 31, 2012, compared to the same period in 2011. We did not generate any material amount of Product revenue from this acquisition in the three months ended March 31, 2012 as we decided to discontinue the manufacturing and sale of several of the Iridex legacy product lines, except for the VariLite system. The VariLite is a small compact vascular product that complements our Excel V and other vascular products. Further, since the closing of the acquisition, we have trained our sales force and provided them with demonstration equipment for them to be able to sell this product. We believe that our Product revenue will have a favorable impact from this acquisition for the remainder of 2012.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net.

	Three Months Ended
	March 31,
	2012	2011
Operating Ratio:
Net revenue	100%	100%
Cost of revenue	50%	45%
Gross margin	50%	55%

Operating expenses:
Sales and marketing	47%	51%
Research and development	14%	19%
General and administrative	22%	20%
Total operating expenses	83%	90%

Loss from operations	(33)%	(35)%
Interest and other income, net	1%	2%
Loss before income taxes	(32)%	(33)%
Provision for income taxes	1%	—%
Net loss	(33)%	(33)%

Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
Revenue mix by geography:
United States	$6,311	50%	$4,207
International	9,416	27%	7,414
Consolidated total revenue	$15,727	35%	$11,621

United States as a percentage of total revenue	40%		36%
International as a percentage of total revenue	60%		64%
Revenue mix by product category:
Products	$8,433	58%	$5,345
Upgrades	825	—	821
Service	3,873	16%	3,328
Titan hand piece refills	1,130	7%	1,057
Dermal fillers and cosmeceuticals	1,466	37%	1,070
Consolidated total revenue	$15,727	35%	$11,621

Discussion of Revenue by Product Type:

Product Revenue
As explained in more detail in the Products section of the Executive Summary above, some of our products consist of a configurable system platform that includes a console and one or more hand pieces. Each product is configured to give our customers the ability to select the combination of platform and hand pieces that provides the applications that best fit their practice.

Product revenue increased by $3.1 million, or 58%, in the three-month period ended March 31, 2012, compared to the same period in 2011. The increase in revenue was due primarily to the U.S. FDA clearance of our GenesisPlus system for toenail fungus in April 2011 and the commencement of Excel V shipments in the second quarter of 2011 as well as increases in Xeo sales due to promotional activity in Q1 of 2012.

Upgrade Revenue
As explained in more detail in the Products section of the Executive Summary above, our configurable system platforms allow customers to add applications to their existing systems to meet the changing needs of their practices. In some cases, when certain applications are desired that are only available on a platform other than the one owned by the customer, the Upgrade revenue will include a platform exchange and additional hand pieces.

Upgrade revenue remained flat, in the three-month period ended March 31, 2012, compared to the same period in 2011. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our Upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead we have launched new stand alone products (GenesisPlus and Excel V), which has resulted in a decline of our Upgrade revenue since 2009.

Service Revenue
Our worldwide Service revenue increased by $545,000, or 16%, in the three-month period ended March 31, 2012, compared to the same period in 2011. This increase was primarily the result of Service revenue from the Iridex business acquisition.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue increased by $73,000 or 7% in the three-month period ended March 31, 2012, compared to the same period in 2011. This increase was due primarily to the growth in Titan refill revenue in Japan.

Dermal Filler and Cosmeceuticals Revenue
Our Dermal fillers and cosmeceuticals revenue increased by $396,000, or 37%, in the three-month period ended March 31, 2012, compared to the same period in 2011. This increase was due primarily to the higher number of customers purchasing Obagi products, which we began distributing in Japan in the first quarter of 2010, and due to the expansion of product lines being distributed.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue increased by $2.1 million, or 50%, in the three-month period ended March 31, 2012, compared to the same period in 2011. This increase was primarily attributable to an increase in Product revenue due to the:
·	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011;
·	Commencement of Excel V shipments in the second quarter of 2011; and
·	Increased sales of our Xeo platform.

International Revenue
International revenue increased by $2.0 million, or 27%, in the three-month period ended March 31, 2012, compared to the same period in 2011. This increase was primarily attributable to:
·	Higher Product revenue from Japan and Canada, offset by a decline in European Product revenue;
·
An increase in our Dermal filler and cosmeceuticals revenue in Japan, due primarily to additional Obagi and Merz product lines being added and a higher number of customers purchasing such products from Cutera; which was partly offset by

·	A decline in our revenue from South American countries.

Gross Profit
	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
Gross profit	$7,882	23%	$6,397
As a percentage of total net revenue	50%		55%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses.

Our gross margin (gross profit divided by revenue) declined to 50% in the three months ended March 31, 2012, compared to 55% in the same period in 2011. This decline was due primarily to an unfavorable product mix shift towards lower margin products, higher than expected service related costs and higher costs related to our recently acquired Iridex business.

Sales and Marketing
	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
Sales and marketing	$7,437	25%	$5,946
As a percentage of total net revenue	47%		51%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased $1.5 million, and represented 47% of total net revenue, in the three-month period ended March 31, 2012, compared to 51% in the same period in 2011. The $1.5 million increase was due primarily to:
(i)	$723,000 of higher personnel expenses attributable primarily to higher sales commission expenses associated with the higher revenue;
(ii)	$312,000 of higher product demonstration related expenses related to increased activities associated with the Excel V and Genesis Plus; and
(iii)	$258,000 of increased travel, entertainment and sales meeting expenses related to our national sales event and a trade show.

Research and Development (R&D)
	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
Research and development	$2,216	4%	$2,130
As a percentage of total net revenue	14%		19%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $86,000, and represented 14% of total net revenue, in the three-month period ended March 31, 2012, compared to 19% for the same period in 2011. The increase in expenses was due primarily to:

(i)	$82,000 of higher consulting services related to our product development efforts;
(ii)	$75,000 of higher personnel expenses; offset by
(iii)	$58,000 of reduced prototype material expenses resulting from the timing of product development activities.

General and Administrative (G&A)
	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
General and Administrative	$3,495	50%	$2,328
As a percentage of total net revenue	22%		20%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased $1.2 million, and represented 22% of total net revenue, in the three-month period ended March 31, 2012, compared to the same period in 2011. This increase was due primarily to:

(i)	$559,000 of non-recurring integration expenses associated with the Iridex business acquisition;
(ii)	$248,000 of higher accounting and tax consulting fees;
(iii)	$80,000 of higher legal fees; and
(iv)	$79,000 of higher personnel expenses.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
Interest income	$128	(19%)	$158
Other income (expense), net	(32)	(223%)	26
Total interest and other income, net	$96	(48%)	$184

Interest and other income, net, decreased $88,000 for the three-month period ended March 31, 2012, compared to the same period in 2011, which was primarily attributable to a $62,000 increase in net foreign exchange losses.

Provision for Income Taxes
	Three Months Ended March 31,
(Dollars in thousands)	2012	% Change	2011
Loss before income taxes	$(5,170)	35%	$(3,823)
Provision for income taxes	97	203%	32
Effective tax rate	(2%)		(1%)

We recorded an income tax provision of $97,000 for the three months ended March 31, 2012, compared to $32,000 for the three months ended March 31, 2011. Our income tax provision for both the three months ended March 31, 2012 and 2011 was primarily related to income taxes for our non U.S. operations. We have recorded a 100% valuation allowance against our U.S. deferred tax assets and as such we do not record any income tax benefit related to our U.S. loss.

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

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	March 31, 2012	December 31, 2011	Change
Cash and cash equivalents	$12,787	$14,020	$(1,233)
Marketable investments	66,137	74,666	(8,529)
Long-term investments	2,928	3,027	(99)
Total	$81,852	$91,713	$(9,861)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2012	2011
Net cash flow provided by (used in):
Operating activities	$(4,873)	$(1,505)
Investing activities	3,054	1,408
Financing activities	586	742
Net increase (decrease) in cash and cash equivalents	$(1,233)	$645

Cash Flows from Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2012 was $4.9 million, which was due primarily to:

·
$4.2 million used by the net loss of $5.3 million, after adjusting for non-cash related items of $1.1 million consisting primarily of stock-based compensation expense of $738,000 and depreciation and amortization expenses of $343,000;

·
$1.2 million used to increase inventory relating primarily to higher raw materials and finished goods associated with our increased revenue levels and higher demonstration inventories as a result of increased sales personnel;

·
$661,000 used to reduce accrued liabilities relating primarily to $699,000 of reduced customer deposits, $546,000 decrease in accrued personnel costs, offset by a net $584,000 increase in other accrued expenses associated with the increased inventory and other purchases; offset by

·	$640,000 generated by a reduction in accounts receivable during the quarter ended March 31, 2012; and
·
$444,000 generated by a reduction of other current assets, primarily relating to a $375,000 reduction in discounts and purchased interest with respect to our marketable investments and a $185,000 reduction in our Japan income tax receivable.

Net cash used in operating activities in the three months ended March 31, 2011 was $1.5 million, which was due primarily to:

·
$2.8 million used by the net loss of $3.9 million after adjusting for non-cash related items of $1.0 million; consisting primarily of stock-based compensation expense of $886,000 and depreciation and amortization of $157,000;

·	$775,000 used to increase inventory relating primarily to the release of our new Excel V product;

·
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

·	$1.5 million generated from the reduction of other current assets and prepaid expenses resulting primarily from the receipt of a U.S. income tax refund of $1.2 million during the quarter; and
·	$883,000 generated from cash collections of the higher year end accounts receivable balance at December 31, 2010.

Cash Flows from Investing Activities

We generated net cash of $3.1 million from investing activities in the three-month period ended March 31, 2012, which was attributable primarily to:

·	$21.9 million in net proceeds from the sales and maturities of marketable investments; partially offset by
·	$13.4 million of cash used to purchase marketable investments; and
·	$5.1 million of cash used for the business acquisition.

We generated net cash of $1.4 million from investing activities in the three months ended March 31, 2011, which was attributable primarily to:

·	$16.4 million in net proceeds from the sales and maturities of marketable investments; partially offset by
·	$14.8 million of cash used to purchase marketable investments; and
·	$180,000 of cash used to purchase property and equipment primarily for our manufacturing function.

Cash Flows from Financing Activities

Net cash provided by financing activities was $586,000 in the three-month period ended March 31, 2012 and $742,000 in the three-month period ended March 31, 2011, which primarily resulted from cash generated by the issuance of stock as a result of employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $81.9 million as of March 31, 2012. Of this amount, we had $2.9 million of long-term ARS investments. For the first three months of 2012, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock through employee stock option exercises and our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $78.9 million, are sufficient to meet our operating and capital requirements for the next 12 months. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012.

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

The Company is named from time to time as a party to product liability and other claims and lawsuits in the normal course of its business. As of March 31, 2012, the Company was not party to any material pending litigation.

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

In the three months ended March 31, 2012, our U.S. revenue increased by approximately 50%, compared to the same period in 2011, and in fiscal year 2011 our U.S. revenue increased by approximately 21% compared to the same period in 2010. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three months ended March 31, 2012, our U.S. revenue increased by approximately 50%, compared to the same period in 2011, and in fiscal year 2011 our U.S. revenue increased by approximately 21%, compared to the same period in 2010. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels due to several factors, some of which are:
·
Our Product and Upgrade ASPs were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

·
Historically, we have introduced a new product every year since 2000, with the exception of 2009, and our revenue increases following the introduction of new products. In 2010, we launched GenesisPlus and in 2011, we launched Excel V. Even though we have introduced these new products and experienced sales increases as a result, there can be no assurance that we will continue to introduce a new product each year or that these products introduced will translate into increased revenue in the long term in the U.S.

·
Although our U.S. Titan hand piece refill revenue increased by 7% for the three months ended March 31, 2012, compared to the same period in 2011, our U.S. Titan hand piece refill revenue was still lower than the levels prior to the second quarter of 2010. That was due to a voluntary recall of certain Titan XL hand pieces in the second quarter of 2010, whereby all customers that had a Titan XL hand piece subject to the recall were provided with a fully refilled Titan XL hand piece. This delayed their purchase of a refill and resulted in a decline of our Titan refill revenue.

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

Since 2009, our European-sourced revenue has declined significantly every year, compared to its respective prior year. For example, in 2011 our European revenue declined 38%, compared to 2010. Further, we have experienced significant turnover of our European sales team. While we continue to have a direct sales and service organization in France, and have consolidated our operations with the newly acquired aesthetic business of Iridex there, we have restructured the rest of our European operation. We shut down our direct European hub in Switzerland in December 2011, and in March 2012, we decided to shut down our direct sales offices in Spain and the United Kingdom. We have engaged a distributor in Switzerland and are in the process of identifying new distributor partners in Spain and the United Kingdom. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

Our gross margin declined to 50% in the first quarter of 2012, compared to 55% in the first quarter of 2011. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin (revenue less cost).

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
We cannot be certain that this integration will be successful or that we will realize the anticipated benefits of the acquisition.  In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and marketing opportunities.  In addition, the demand for our combined product offerings may fluctuate and we will face competition from new competitors in the market for our products.  Our ability to realize the strategic and operational benefits and objectives of this acquisition may be impacted by several factors including:
·	The potential disruption of the company’s ongoing business and diversion of management resources;
·	The difficulty of incorporating acquired products, technology and rights into the company’s products and services;
·	Unanticipated expenses related to integration of operations;
·	Potential periodic impairment of goodwill and intangible assets acquired, if any; and
·	Potential inability to retain, integrate and motivate key personnel.

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

Macroeconomic developments like the global recession and the debt crisis in the U.S. and certain countries in the European Union, could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

International revenue represented 60% of our total revenue for the three months ended March 31, 2012, compared to 64% for the same period in 2011. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

Since 2009, our European-sourced revenue has declined significantly every year, compared to its respective prior year. For example, in 2011 our European revenue declined 38%, compared to 2010. Further, we have experienced significant turnover of our European sales team. While we continue to have a direct sales and service organization in France, and have consolidated our operations with the newly acquired asthetic business of Iridex there, we have restructured the rest  of our European operation. We shut down our direct European hub in Switzerland in December 2011, and in March 2012, we decided to shut down our direct sales offices in Spain an the United Kingdom. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

Continued expansion of the global market for laser and light-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:
·Consumer disposable income and access to consumer credit, which as a result of the unstable economy, may have been significantly impacted;
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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of March 31, 2012, our balance in marketable investments was $66.1 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2012 would have potentially decreased by approximately $567,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

·	Interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
·	Delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
·	A lack of long-term supply arrangements for key components with our suppliers;
·	Inability to obtain adequate supply in a timely manner, or on reasonable terms;
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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2012, we had 19 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We did not sell any equity securities during the period covered by this report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 10th day of May, 2012.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)