Form 10-Q
period 2012-06-30
CUTERA INC
filed 2012-08-06
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2012 was 14,125,094.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Current assets:
Cash and cash equivalents	$17,788	$14,020
Marketable investments	62,794	74,666
Accounts receivable, net	6,203	5,193
Inventories	12,722	10,729
Deferred tax asset	52	55
Other current assets and prepaid expenses	1,443	1,432
Total current assets	101,002	106,095

Property and equipment, net	946	853
Long-term investments	840	3,027
Deferred tax asset, net of current portion	463	446
Intangibles, net	3,186	446
Goodwill	1,339	—
Other long-term assets	539	486
Total assets	$108,315	$111,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,199	$2,573
Accrued liabilities	9,382	9,262
Deferred revenue	6,285	5,185
Total current liabilities	17,866	17,020

Deferred rent	1,400	1,448
Deferred revenue, net of current portion	905	840
Income tax liability	469	478
Total liabilities	20,640	19,786

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,124,678 and 13,948,395 shares at June 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	98,044	95,719
Accumulated deficit	(10,058)	(3,325)
Accumulated other comprehensive loss	(325)	(841)
Total stockholders’ equity	87,675	91,567
Total liabilities and stockholders’ equity	$108,315	$111,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net revenue:
Products	$15,156	$11,301	$27,010	$19,594
Service	4,435	3,594	8,308	6,922
Total net revenue	19,591	14,895	35,318	26,516
Cost of revenue:
Products	6,968	4,210	12,619	7,498
Service	2,306	2,266	4,500	4,202
Total cost of revenue	9,274	6,476	17,119	11,700
Gross profit	10,317	8,419	18,199	14,816

Operating expenses:
Sales and marketing	7,112	6,348	14,549	12,294
Research and development	1,872	2,346	4,088	4,476
General and administrative	2,854	2,588	6,349	4,916
Total operating expenses	11,838	11,282	24,986	21,686
Loss from operations	(1,521)	(2,863)	(6,787)	(6,870)
Interest and other income, net	144	199	240	383
Loss before income taxes	(1,377)	(2,664)	(6,547)	(6,487)
Provision (benefit) for income taxes	89	(208)	186	(176)
Net loss	$(1,466)	$(2,456)	$(6,733)	$(6,311)

Net loss per share:
Basic and Diluted	$(0.10)	$(0.18)	$(0.48)	$(0.46)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,095	13,765	14,027	13,716

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net loss	$(1,466)	$(2,456)	$(6,733)	$(6,311)
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities	373	510	536	690
Provision (benefit) for income taxes related to items of other comprehensive income	(17)	68	20	68
Other comprehensive income, net of tax	390	442	516	622
Comprehensive loss	$(1,076)	$(2,014)	$(6,217)	$(5,689)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(6,733)	$(6,311)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,525	2,211
Tax benefit from stock-based compensation	—	16
Excess tax benefit related to stock-based compensation	—	(16)
Depreciation and amortization	768	319
Other	—	(35)
Changes in assets and liabilities:
Accounts receivable	(1,057)	936
Inventories	(441)	(1,853)
Other current assets and prepaid expenses	503	1,439
Other long-term assets	(53)	—
Accounts payable	(374)	884
Accrued liabilities	(241)	675
Deferred rent	3	(6)
Deferred revenue	385	(548)
Income tax liability	(9)	17
Net cash used in operating activities	(5,724)	(2,272)

Cash flows from investing activities:
Acquisition of property and equipment	(311)	(397)
Business acquisition	(5,091)	—
Proceeds from sales of marketable and long-term investments	17,795	10,441
Proceeds from maturities of marketable investments	19,835	28,436
Purchase of marketable investments	(23,536)	(32,125)
Net cash provided by investing activities	8,692	6,355

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	800	865
Excess tax benefit related to stock-based compensation	—	16
Net cash provided by financing activities	800	881

Net increase in cash and cash equivalents	3,768	4,964
Cash and cash equivalents at beginning of period	14,020	12,519
Cash and cash equivalents at end of period	$17,788	$17,483

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.
Cutera, Inc. (Cutera or the Company) is a global provider of laser and light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus and ExcelV product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and Upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, and Titan hand piece refills.  In Japan the Company also distributes third party manufactured dermal fillers, cosmeceuticals and a Q-switched laser system called myQ.

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

The following tables summarize unrealized gains and losses related to our marketable investments and long-term investments, both designated as available-for-sale (in thousands):

June 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,244	$—	$—	$2,244
Money market funds	12,919	—	—	12,919
Commercial paper	2,625	—	—	2,625
Total cash and cash equivalents	17,788	—	—	17,788

Marketable securities:
U.S. government notes	1,600	2	—	1,602
U.S. government agencies	32,376	43	(4)	32,415
Municipal securities	5,733	38	(1)	5,770
Commercial paper	3,926	1	—	3,927
Corporate debt securities	19,072	21	(13)	19,080
Total marketable investments	62,707	105	(18)	62,794

Long-term investment in auction rate securities	1,200	—	(360)	840
Total cash, cash equivalents, marketable investments and long-term investments	$81,695	$105	$(378)	$81,422

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,153	$—	$—	$2,153
Money market funds	7,318	—	—	7,318
Commercial paper	4,549	—	—	4,549
Total cash and cash equivalents	14,020	—	—	14,020

Marketable securities:
U.S. government notes	3,655	10	—	3,665
U.S. government agencies	41,535	44	(14)	41,565
Municipal securities	6,091	44	(1)	6,134
Commercial paper	4,747	1	(1)	4,747
Corporate debt securities	18,574	15	(34)	18,555
Total marketable investments	74,602	114	(50)	74,666

Long-term investment in auction rate securities	3,900	—	(873)	3,027
Total cash, cash equivalents, marketable investments and long-term investments	$92,522	$114	$(923)	$91,713

As of June 30, 2012 and December 31, 2011, the total gross unrealized losses were $378,000 and $923,000 respectively and were primarily related to long-term investments in auction rate securities (ARS), which were in an unrealized loss position for 12 months or greater. No other securities were in unrealized loss positions for more than 12 months.  The unrealized losses in the ARS securities are not attributed to changes in credit risk and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Since February 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. However, since 2009 $12.2 million of ARS were redeemed at full par value. The maturity date for the one remaining ARS investment in the Company’s portfolio is 2041.

The following table summarizes the estimated fair value of our securities available-for-sale and classified as cash and cash equivalents, marketable investments and long-term investments classified by the contractual maturity date of the security as of June 30, 2012 (in thousands):

Amount
Due in less than one year	$33,044
Due in 1 to 3 years	32,375
Due in 3 to 5 years	—
Due in 5 to 10 years	—
Due in greater than 10 years	840
$66,259

Note 3.	Fair Value of Financial Instruments

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

As of June 30, 2012, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

June 30, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,919	—	—	$12,919
Commercial paper	—	2,625	—	2,625
Short-term marketable investments:
U.S. government notes	—	1,602	—	1,602
U.S. government agencies	—	32,415	—	32,415
Municipal securities	—	5,770	—	5,770
Commercial paper	—	3,927	—	3,927
Corporate debt securities	—	19,080	—	19,080
Long-term investments:
Available-for-sale auction rate securities	—	—	840	840
Total assets at fair value	$12,919	$65,419	$840	$79,178

As of December 31, 2011, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,318	—	—	$7,318
Commercial paper	—	4,549	—	4,549
Short-term marketable investments:
U.S. government notes	—	3,665	—	3,665
U.S. government agencies	—	41,565	—	41,565
Municipal securities	—	6,134	—	6,134
Commercial paper	—	4,747	—	4,747
Corporate debt securities	—	18,555	—	18,555
Long-term investments:
Available-for-sale auction rate securities	—	—	3,027	3,027
Total assets at fair value	$7,318	$79,215	$3,027	$89,560

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2012 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better except for one security with a fair value of $450,000 which was rated as A when purchased but was downgraded and rated as BBB+.

At June 30, 2012, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value was based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS (of approximately 12.5 years) were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors. The valuation of the Company’s ARS investment is subject to uncertainties that are difficult to predict. Factors that may impact the valuation in the future include changes to credit ratings of the security, as well as to the underlying assets supporting that security, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. This financial instrument is classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term ARS, for the three months ended June 30, 2012 (in thousands):

Balance at December 31, 2011	$3,027
Total gains and losses included in other comprehensive loss	513
Settlements	(2,700)
Balance at June 30, 2012	$840

Note 4.	Inventories

Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$7,533	$6,587
Finished goods	5,189	4,142
Total	$12,722	$10,729

Note 5.	Acquisition

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

The fair values of the assets acquired were determined to be $4.8 million of net tangible and intangible assets and $1.3 million of goodwill. The customer relationship intangible assets are being amortized over 5 years on a straight-line basis. Other intangible assets are being amortized over 11 months to 5 years from the date of acquisition on a straight-line basis.

The recorded purchase price amounts are preliminary and subject to change as the Company is awaiting additional information related to inventory valuation and experience with respect to inventory usage.

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

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006; a technology sublicense acquired in 2002; and, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit. The components of intangible assets were as follows (in thousands):

	June 30, 2012
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$862	$356
Technology sublicense	538	538	—
Customer relationship intangible related to acquisition	2,510	209	2,301
Other identified intangible assets related to acquisition	780	251	529
Goodwill	1,339	—	1,339
Total	$6,385	$1,860	$4,525

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$793	$425
Technology sublicense	538	517	21
Total	$1,756	$1,310	$446

Amortization expense for intangible assets was $549,000 and $96,000 for the six-month periods ended June 30, 2012 and 2011 respectively.

Based on intangible assets recorded at June 30, 2012, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2012 (remainder)	$620
2013	696
2014	696
2015	569
2016	558
Thereafter	47
Total	$3,186

Note 7.	Warranty

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

The following table provides the changes in the product warranty accrual for the six-month period ended June 30, 2012 (in thousands):

Beginning Balance – December 31, 2011	$1,121
Add: Accruals for warranties issued during the period	1,743
Add: Warranties assumed with business acquisition	310
Less: Settlements made during the period	(1,935)
Ending Balance –June 30, 2012	$1,239

Note 8.	Deferred Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the six-month period ended June 30, 2012 and 2011 (in thousands):

	June 30
	2012	2011
Beginning Balance	$5,838	$6,765
Add: Payments received	6,033	4,226
Add: Contract revenue assumed with business acquisition	780	—
Less: Revenue recognized	(5,645)	(4,749)
Ending Balance	$7,006	$6,242

Costs incurred under service contracts were $3.6 million for the six-month period ended June 30, 2012 and $2.3 million for the six-month period ended June 30, 2011 and are recognized as incurred.

Note 9.	Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six-month periods ended June 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Cost of revenue	$168	$183	$311	$326
Sales and marketing	159	177	299	415
Research and development	147	197	293	340
General and administrative	313	768	622	1,130
Total stock-based compensation expense	$787	$1,325	$1,525	$2,211

Under the 2004 Equity Incentive Plan, the Company issued 176,283 shares of common stock during the six-month period ended June 30, 2012, in conjunction with stock options exercised, restricted stock units released and purchases associated with the Employee Stock Purchase Plan.

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

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Options to purchase common stock	3,463	3,520	3,564	3,430
Restricted stock units	51	65	53	65
Employee stock purchase plan shares	53	46	53	46
Total	3,567	3,631	3,670	3,541

Note 11.	Income Taxes

The Company’s income tax provision for the three and six-month periods ended June 30, 2012 and 2011 was primarily related to income taxes of the Company’s non-U.S. operations. The Company recorded a 100% valuation allowance against its U.S. deferred tax assets and as such did not record any income tax benefit related to its U.S. loss for the three and six-month periods ended June 30, 2012 and 2011.

For the three and six months ended June 30, 2012, the Company’s income tax provision was $89,000 and $186,000, compared to a benefit of $208,000 and $176,000 for the three and six months ended June 30, 2011. The income tax benefit for the three and six-month periods ended June 30, 2011 was primarily related to the carryback of fiscal year 2010 federal losses to obtain a $246,000 refund of alternative minimum taxes paid for fiscal year 2008, reduced by the tax impact of the Company’s non-U.S. operations.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2012 and December 31, 2011, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

As of June 30, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740 as of December 31, 2011.

Note 12.	Commitments and Contingencies

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at June 30, 2012.

Litigation and Litigation Settlements
The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of June 30, 2012, the Company had accrued $449,000 related to pending product liability and contractual lawsuits.

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

Executive Summary

Company Description. We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on six platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM, ExcelVTM and myQTM, each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems, which we treat as Upgrade revenue. In addition to systems and Upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan hand piece refills, and third party manufactured dermal fillers and cosmeceutical products.

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

Geographical revenue
Our U.S. revenue increased by $2.1 million, or 38%, in the three-month period ended June 30, 2012, and by $4.2 million or 43%, in the six-month period ended June 30, 2012, compared to the same periods in 2011. This increase was due primarily to our recent new product introductions (GenesisPlus and ExcelV), increased promotional activities and improvements in the U.S. macroeconomic environment.

For the three and six months ended June 30, 2012, out international revenue increased by $2.6 million or 28%, and by $4.6 million, or 27%, respectively, compared to the same periods in 2011. Our international revenue was generated through direct sales employees in Australia, Canada, France, Japan, (U.K. and Spain until March 31, 2012) as well as a worldwide distributor network in over 35 countries. Over the past nine months, we have decided to shift from a direct sales model to a distributor model in Spain, U.K. and Switzerland. In addition to France, where we continue to have a direct sales and service team, our European revenue is sourced from distributors. These changes have not had a material negative impact on or European sourced revenue in the three and six months ended June 30, 2012, compared to the same periods in the prior year.

Upgrade Revenue
In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our Upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead we have launched new stand-alone products (GenesisPlus, ExcelV, myQ). As a result, our Upgrade revenue has declined since 2009.
Iridex Aesthetic Business Acquisition
We acquired Iridex’s aesthetic business unit in February 2012. This acquisition was the primary driver of the $841,000 increase in our Service revenue in the three-month period ended June 30, 2012, and the $1.4 million increase in the six-month period ended June 30, 2012, compared to the respective periods in 2011. For the three and six-months ended June 30, 2012, we generated $624,000 of Iridex product revenue, primarily from the sale of VariLite and Gemini systems. The VariLite is a small compact vascular product that complements our ExcelV and other vascular products. We believe that our Product revenue will have a favorable impact from this acquisition for the remainder of 2012.

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

Critical accounting estimates, as defined by the Securities and Exchange Commission (SEC), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on March 15, 2012. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K, except for the following:

Long-Lived Assets Impairment:

In February 2012, we acquired the global aesthetic business unit of IRIDEX Corporation, which included various laser systems (such as the VariLite and Gemini) and an installed base of customers, whose products will be serviced by us. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, we recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into our business. The fair values of the assets acquired were determined to be $4.8 million of net tangible and intangible assets and $1.3 million of goodwill. Long-lived assets, such as property and equipment, intangible assets and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Through June 30, 2012, there have been no such impairments.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net revenue	100%	100%	100%	100%
Cost of revenue	47%	43%	48%	44%
Gross margin	53%	57%	52%	56%

Operating expenses:
Sales and marketing	36%	43%	41%	46%
Research and development	10%	16%	12%	17%
General and administrative	15%	17%	18%	19%
Total operating expenses	61%	76%	71%	82%

Loss from operations	(8)%	(19)%	(19)%	(26)%
Interest and other income, net	1%	1%	1%	1%
Loss before income taxes	(7)%	(18)%	(18)%	(25)%
(Benefit) provision for income taxes	—	(2)%	1%	(1)%
Net loss	(7)%	(16)%	(19)%	(24)%

Total Net Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2012	% Change		2011	2012	% Change		2011
Revenue mix by geography:
United States	$7,834	38%		$5,697	$14,145	43%		$9,904
International	11,757	28%		9,198	21,173	27%		16,612
Consolidated total revenue	$19,591	32%		$14,895	$35,318	33%		$26,516

United States as a percentage of total revenue	40%			38%	40%			37%
International as a percentage of total revenue	60%			62%	60%			63%
Revenue mix by product category:
Products	$11,690	44%		$8,142	$20,123	49%		$13,487
Upgrades	797	(7	% )	856	1,622	(3	% )	1,677
Service	4,435	23%		3,594	8,308	20%		6,922
Titan hand piece refills	1,216	(3	% )	1,249	2,346	2%		2,306
Dermal fillers and cosmeceuticals	1,453	38%		1,054	2,919	37%		2,124
Consolidated total revenue	$19,591	32%		$14,895	$35,318	33%		$26,516

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

Product revenue increased by $3.5 million or 44% in the three-month period ended June 30, 2012, compared to the same period in 2011, and by $6.6 million or 49% in the six-month period ended June 30, 2012 compared to the same period in 2011. These increases in revenue were due primarily to the FDA clearance of our GenesisPlus system for toenail fungus in April 2011, the commencement of ExcelV shipments in the second quarter of 2011, increases in Xeo sales due to promotional activity and improvement in the U.S. macroeconomic environment.

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

Upgrade revenue decreased by $59,000, or 7%, in the three-month period ended June 30, 2012, and by $55,000, or 3%, in the six-month periods ended June 30, 2012, compared to the same periods in 2011. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to take advantage of the additional capabilities, which drove our Upgrade revenue. However, recently we have launched stand alone products (GenesisPlus and ExcelV) versus products that can be an upgrade to an existing system, which has resulted in a decline of our upgrade revenue.

Service Revenue
Our worldwide Service revenue increased by $841,000, or 23%, in the three-month period ended June 30, 2012, compared to the same period in 2011, and by $1.4 million, or 20%, in the six-month period ended June 30, 2012, compared to the same period in 2011. This increase was primarily the result of Service revenue from the Iridex business acquisition.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue decreased by $33,000 or 3% in the three-month period ended June 30, 2012, and increased by $40,000, or 2%, in the six-month period ended June 30, 2012, compared to the same periods in 2011. The decrease in the three-month period ended June 30, 2012 and the increase in the six-month period ended June 30, 2012 were due primarily to the growth in Titan refill revenue in Japan offset by a decrease in U.S. Titan refill revenue.

Dermal Filler and Cosmeceuticals Revenue
Our Dermal fillers and cosmeceuticals revenue increased by $399,000, or 38%, in the three-month period ended June 30, 2012 and by $795,000, or 37%, in the six-month period ended June 30, 2012, compared to the same periods in 2011. This increase was due primarily to the higher number of customers purchasing Obagi and Merz distributed products in Japan, and due to the expansion of product lines being distributed.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue increased by $2.1 million, or 38%, in the three-month period ended June 30, 2012, and by $4.2 million or 43%, in the six-month period ended June 30, 3012, compared to the same periods in 2011. This increase was primarily attributable to an increase in Product revenue due to the:

●	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011;
●	Commencement of ExcelV shipments in the second quarter of 2011;
●	Increased sales of our Xeo platform as a result of promotional activities; and
●	Improvements in the U.S. macroeconomic enviroment.

International Revenue

International revenue increased by $2.6 million, or 28%, in the three-month period ended June 30, 2012, compared to the same period in 2011, and by $4.6 million, or 27%, in the six-month period ended June 30, 2012, compared to the same period in 2011. This increase was primarily attributable to:

●	Higher Product revenue from Canada, France and many countries in our Asia Pacific region; and
●
An increase in our Dermal filler and cosmeceuticals revenue in Japan, due primarily to additional Obagi and Merz product lines being added and a higher number of customers purchasing such products from Cutera.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Gross profit	$10,317	23%	$8,419	$18,199	23%	$14,816
As a percentage of total net revenue	53%		57%	52%		56%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty and manufacturing overhead expenses.

Gross margin (which is gross profit divided by net revenue) was 53% in the three-month period ended June 30, 2012, compared to 57% for the same period in 2011. Gross margin was 52% in the six-month period ended June 30, 2012, compared to 56% for the same period in 2011. This decline was due primarily to:

●	A product mix shift towards lower margin products; and
●	An increase in sales through out distributers which typically have a lower margin than our direct revenue.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Sales and marketing	$7,112	12%	$6,348	$14,549	18%	$12,294
As a percentage of total net revenue	36%		43%	41%		46%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased $764,000, and represented 36% of total net revenue, in the three-month period ended June 30, 2012, compared to 43% in the same period in 2011. The $764,000 increase was due primarily to:

●	$342,000 of higher personnel expenses attributable primarily to higher headcount and sales commission expenses associated with the higher revenue;
●	$251,000 of higher product demonstration related expenses related to increased activities associated with the ExcelV and Genesis Plus; and
●	$167,000 of increased travel, entertainment and sales meeting expenses resulting from higher headcount.

Sales and marketing expenses increased $2.3 million, and represented 41% of total net revenue, in the six-month period ended June 30, 2012, compared to 46% in the same period in 2011. The $2.3 million increase was due primarily to:

●	$1.0 million of higher personnel expenses attributable primarily to higher headcount and sales commission expenses associated with the higher revenue;
●	$563,000 of higher product demonstration related expenses related to increased activities associated with the ExcelV and Genesis Plus;
●	$425,000 of increased travel, entertainment and sales meeting expenses due to higher headcount; and
●	$280,000 of increased promotional and marketing expenses.

Research and Development (R&D)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Research and development	$1,872	(20%)	$2,346	$4,088	(9%)	$4,476
As a percentage of total net revenue	10%		16%	12%		17%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $474,000, and represented 10% of total net revenue, in the three-month period ended June 30, 2012, compared to 16% for the same period in 2011. The decrease in expenses was due primarily to:

●	$263,000 of reduced personnel expenses due to lower headcount;
●	$114,000 of reduced prototype material expenses resulting from the timing of product development activities; and
●	$85,000 of reduced consulting fees.

R&D expenses decreased by $388,000, and represented 12% of total net revenue, in the six-month period ended June 30, 2012, compared to 17% for the same period in 2011. The decrease in expenses was due primarily to:

●	$188,000 of reduced personnel expenses due to lower headcount; and
●	$172,000 of reduced prototype material expenses resulting from the timing of product development activities.

General and Administrative (G&A)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
General and administrative	$2,854	10%	$2,588	$6,349	29%	$4,916
As a percentage of total net revenue	15%		17%	18%		19%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased $266,000, and represented 15% of total net revenue, in the three-month period ended June 30, 2012, compared to the same period in 2011. This increase was due primarily to:

●	$397,000 of higher legal fees and costs of settlements;
●	$136,000 of higher accounting and tax consulting fees; offset by
●
$265,000 of lower stock-based compensation expense for our independent board members. In the second quarter of 2011, our independent board members received fully vested stock; however, in the second quarter of 2012, they received restricted stock units that vest over a one year term.

G&A expenses increased $1.4 million, and represented 18% of total net revenue, in the six-month period ended June 30, 2012, compared to the same period in 2011. This increase was due primarily to:

●	$559,000 of non-recurring integration expenses associated with the Iridex business acquisition;
●	$477,000 of higher legal fees and costs of settlements;
●	$383,000 of higher accounting and tax consulting fees;
●	$120,000 of higher personnel expenses; offset by
●
$281,000 of lower stock-based compensation expense for our independent board members. In the second quarter of 2011, our independent board members received fully vested stock; however, in the second quarter of 2012, they received restricted stock units that vest over a one year term.

Interest and Other Income, Net

Interest and other income, net consist of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Interest income	$129	(20%)	$161	$257	(19%)	$318
Other income, net	15	(61%)	38	(17)	(126%)	65
Total interest and other income, net	$144	(28%)	$199	$240	(37%)	$383

Interest and other income, net, decreased $55,000 for the three-month period ended June 30, 2012, and decreased by $143,000 for the six-month period ended June 30, 2012 compared to the same periods in 2011. These decreases were primarily attributable to a $24,000 and an $86,000 increase in net foreign exchange losses in the three and six-month periods ended June 30, 2012 compared to the same periods in 2011.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Loss before income taxes	$(1,377)	(48%)	$(2,664)	$(6,547)	1%	$(6,487)
Provision (benefit) for income taxes	89	NA	(208)	186	NA	(176)

We recorded an income tax provision of $89,000 for the three-month period ended June 30, 2012, compared to an income tax benefit of $208,000 for the same period in 2011. We recorded an income tax provision of $186,000 for the six-month period ended June 30, 2012, compared to an income tax benefit of $176,000 for the same period in 2011. Our income tax provision for both the three and six-month periods ended June 30, 2012 was primarily related to income taxes for our non-U.S. operations. Our income tax benefit for the three and six-month periods ended June 30, 2011 was primarily related to the carryback of fiscal year 2010 federal losses to obtain a $246,000 refund of alternative minimum taxes paid for fiscal year 2008, reduced by the tax impact of the Company’s non-U.S. operations. We have recorded a 100% valuation allowance against our U.S. deferred tax assets and as such we do not record any income tax benefit related to our U.S. loss.

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

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	June 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$17,788	$14,020	$3,768
Marketable investments	62,794	74,666	(11,872)
Long-term investments	840	3,027	(2,187)
Total	$81,422	$91,713	$(10,291)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2012	2011
Net cash flow provided by (used in):
Operating activities	$(5,724)	$(2,272)
Investing activities	8,692	6,355
Financing activities	800	881
Net increase (decrease) in cash and cash equivalents	$3,768	$4,964

Cash Flows from Operating Activities

Net cash used in operating activities in the six-month period ended June 30, 2012 was $5.7 million, which was due primarily to:

●
$4.4 million used due to the net loss of $6.7 million, after adjusting for non-cash related items of $2.3 million consisting primarily of stock-based compensation expense of $1.5 million and depreciation and amortization expenses of $768,000;

●
$1.1 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended June 30, 2012, compared to the three-month period ended December 31, 2011;

●
$441,000 used to increase inventory relating primarily to higher raw materials and finished goods associated with our increased revenue levels and higher demonstration inventories as a result of increased sales personnel;

●	$374,000 used to reduce accounts payable;
●	$241,000 used to reduce accrued liabilities; offset by
●	$503,000 generated by a reduction of other current assets, primarily relating to a $514,000 reduction in discounts and purchased interest with respect to our marketable investments; and
●	$385,000 generated by an increase in deferred service revenue primarily as a result of the Iridex acquisition.

Net cash used in operating activities in the six-month period ended June 30, 2011 was $2.3 million, which was due primarily to:

●
$3.8 million used due to the net loss of $6.3 million, after adjusting for non-cash related items of $2.5 million consisting primarily of stock-based compensation expense of $2.2 million and depreciation and amortization of $319,000;

●
$1.9 million used to increase inventory relating primarily to finished goods and raw materials associated with the ramp up of our recently introduced products — GenesisPlus and ExcelV; partially offset by

●
$1.4 million generated from the reduction of other current assets and prepaid expenses resulting primarily from the receipt of a U.S. income tax refund of $1.2 million during the six-month period ended June 30, 2011; and

●	$936,000 generated from cash collections of the higher year end accounts receivable balance at December 31, 2010.

Cash Flows from Investing Activities

We generated net cash of $8.7 million from investing activities in the six-month period ended June 30, 2012, which was attributable primarily to:

●	$37.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$23.6 million of cash used to purchase marketable investments; and
●	$5.1 million of cash used for the Iridex acquisition.

We generated net cash of $6.4 million from investing activities in the six-month period ended June 30, 2011, which was attributable primarily to:

●	$38.9 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$33.1 million of cash used to purchase marketable investments; and
$397,000 of cash used to purchase property and equipment primarily for our manufacturing function.

Cash Flows from Financing Activities

Net cash provided by financing activities was $800,000 in the six-month period ended June 30, 2012 and $881,000 in the six-month period ended June 30, 2011, which primarily resulted from cash generated by the issuance of stock as a result of employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $81.4 million as of June 30, 2012. Of this amount, we had $840,000 of long-term ARS investments. For the first six months of 2012, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock through employee stock option exercises and our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $80.6 million, are sufficient to meet our operating and capital requirements for the next 12 months. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, except for those noted in Legal Proceedings in Part II, Item 1 below

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of June 30, 2012, we had accrued $449,000 related to pending product liability and contractual lawsuits.

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

In the three and six-month periods ended June 30, 2012, our U.S. revenue increased by approximately 38% and 43% respectively, compared to the same periods in 2011. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three and six-month periods ended June 30, 2012, our U.S. revenue increased by approximately 38% and 43% respectively, compared to the same periods in 2011. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels due to several factors, some of which are:
●
Our Product and Upgrade ASPs were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

●
Historically, we have introduced a new product every year since 2000, with the exception of 2009, and our revenue increases following the introduction of new products. In 2010, we launched GenesisPlus and in 2011, we launched ExcelV. Even though we have introduced these new products and experienced sales increases as a result, there can be no assurance that we will continue to introduce a new product each year or that these products introduced will translate into increased revenue in the long term in the U.S.

●
Our U.S. Titan hand piece refill revenue decreased by 16% for the six months ended June 30, 2012, compared to the same period in 2011, and our U.S. Titan hand piece refill revenue is still lower than the levels prior to the second quarter of 2010. That was due to a voluntary recall of certain Titan XL hand pieces in the second quarter of 2010, whereby all customers that had a Titan XL hand piece subject to the recall were provided with a fully refilled Titan XL hand piece. This delayed their purchase of a refill and resulted in a decline of our Titan refill revenue.

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

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past, several of our sales professionals do not have established relationships with core market physicians (Dermatologists and Plastic Surgeons) or where those relationships exist, they are not very strong. In addition, we have lost some of our sales professionals in response to the decline in their earnings resulting from the decreases in their commission

We have been training our existing and recently recruited sales professionals to better understand our product technology and how it can be positioned against our competitors’ products.  These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability.

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

Our gross margin declined to 52% in the six-month period ended June 30, 2012, compared to 56% in the same period of 2011. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin (revenue less cost).

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

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. In 2011, we launched our vascular laser product – ExcelV – and  began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and light-based aesthetic procedures. Since the first quarter of 2010, we have been distributing cosmeceutical products and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

International revenue represented 60% of our total revenue for the six months ended June 30, 2012, compared to 63% for the same period in 2011. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of June 30, 2012, our balance in marketable investments was $62.8 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2012 would have potentially decreased by approximately $521,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2012, we had 20 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 6th day of August, 2012.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)