Form 10-Q
period 2012-09-30
CUTERA INC
filed 2012-11-05
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Registrant’s common stock issued and outstanding as of October 26, 2012 was 14,127,344.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2012 (unaudited)	December 31, 2011 (audited)
Assets
Current assets:
Cash and cash equivalents	$24,334	$14,020
Marketable investments	55,795	74,666
Accounts receivable, net	7,845	5,193
Inventories	12,477	10,729
Deferred tax asset	49	55
Other current assets and prepaid expenses	1,443	1,432
Total current assets	101,943	106,095

Property and equipment, net	885	853
Long-term investments	1,050	3,027
Deferred tax asset, net of current portion	470	446
Intangibles, net	2,876	446
Goodwill	1,339	—
Other long-term assets	517	486
Total assets	$109,080	$111,353

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,297	$2,573
Accrued liabilities	9,486	9,262
Deferred revenue	6,299	5,185
Total current liabilities	18,082	17,020

Deferred rent	1,347	1,448
Deferred revenue, net of current portion	1,411	840
Income tax liability	471	478
Total liabilities	21,311	19,786

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,127,344 and 13,948,395 shares at September 30, 2012 and December 31, 2011, respectively	14	14
Additional paid-in capital	98,865	95,719
Accumulated deficit	(10,950)	(3,325)
Accumulated other comprehensive loss	(160)	(841)
Total stockholders’ equity	87,769	91,567
Total liabilities and stockholders’ equity	$109,080	$111,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net revenue:
Products	$15,128	$12,005	$42,138	$31,599
Service	4,298	3,227	12,606	10,149
Total net revenue	19,426	15,232	54,744	41,748
Cost of revenue:
Products	6,618	4,580	19,237	12,078
Service	2,210	2,192	6,710	6,394
Total cost of revenue	8,828	6,772	25,947	18,472
Gross profit	10,598	8,460	28,797	23,276

Operating expenses:
Sales and marketing	7,014	6,426	21,563	18,720
Research and development	2,217	2,352	6,305	6,828
General and administrative	2,475	2,310	8,824	7,226
Total operating expenses	11,706	11,088	36,692	32,774
Loss from operations	(1,108)	(2,628)	(7,895)	(9,498)
Interest and other income, net	152	91	392	474
Loss before income taxes	(956)	(2,537)	(7,503)	(9,024)
Provision (benefit) for income taxes	(64)	326	122	150
Net loss	$(892)	$(2,863)	$(7,625)	$(9,174)

Net loss per share:
Basic and Diluted	$(0.06)	$(0.21)	$(0.54)	$(0.67)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,127	13,862	14,061	13,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(892)	$(2,863)	$(7,625)	$(9,174)
Other comprehensive income:
Net change in unrealized gain on available-for-sale securities	267	35	804	725
Provision (benefit) for income taxes related to items of other comprehensive income	102	(262)	123	(194)
Other comprehensive income, net of tax	165	297	681	919
Comprehensive loss	$(727)	$(2,566)	$(6,944)	$(8,255)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,625)	$(9,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,334	3,105
Tax benefit from stock-based compensation	—	21
Excess tax benefit related to stock-based compensation	—	(21)
Depreciation and amortization	1,186	483
Other	(113)	235
Changes in assets and liabilities:
Accounts receivable	(2,698)	106
Inventories	(196)	(3,211)
Other current assets and prepaid expenses	717	1,951
Other long-term assets	(31)	(493)
Accounts payable	(276)	855
Accrued liabilities	(163)	1,086
Deferred rent	(24)	(10)
Deferred revenue	905	(698)
Income tax liability	(7)	12
Net cash used in operating activities	(5,991)	(5,753)

Cash flows from investing activities:
Acquisition of property and equipment	(358)	(421)
Disposal of property and equipment	—	36
Business acquisition	(5,091)	—
Proceeds from sales of marketable and long-term investments	26,361	17,597
Proceeds from maturities of marketable investments	34,445	35,085
Purchase of marketable investments	(39,864)	(46,255)
Net cash provided by investing activities	15,493	6,042

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	812	1,045
Excess tax benefit related to stock-based compensation	—	21
Net cash provided by financing activities	812	1,066

Net increase in cash and cash equivalents	10,314	1,355
Cash and cash equivalents at beginning of period	14,020	12,519
Cash and cash equivalents at end of period	$24,334	$13,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation.
Cutera, Inc. (Cutera or the Company) is a global provider of laser and light-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus, Excel V and truSculpt product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and Upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, and Titan hand piece refills. In Japan the Company also distributes third party manufactured dermal fillers, cosmeceuticals and a Q-switched laser system called myQ.

In February 2012, the Company acquired the global aesthetic business unit of IRIDEX Corporation (or Iridex), which included various laser systems (such as the VariLite and Gemini) and an installed base of customers, whose products are being serviced by the Company.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, and France and Japan that market, sell and service its products outside of the United States. Effective March 31, 2012, the Company decided to discontinue its direct operations in Spain and the United Kingdom and instead plans on seeking a distributor to market its products in these countries. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all inter-company transactions and balances have been eliminated.

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

The following tables summarize unrealized gains and losses related to our marketable investments and long-term investments, both designated as available-for-sale (in thousands):

September 30, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$1,853	$—	$—	$1,853
Money market funds	14,577	—	—	14,577
Commercial paper	7,904	—	—	7,904
Total cash and cash equivalents	24,334	—	—	24,334

Marketable securities:
U.S. government agencies	23,884	51	(1)	23,934
Municipal securities	6,046	32	(1)	6,077
Commercial paper	7,507	2	—	7,509
Corporate debt securities	18,215	61	(1)	18,275
Total marketable investments	55,652	146	(3)	55,795

Long-term investment in auction rate securities	1,200	—	(150)	1,050
Total cash, cash equivalents, marketable investments and long-term investments	$81,186	$146	$(153)	$81,179

December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,153	$—	$—	$2,153
Money market funds	7,318	—	—	7,318
Commercial paper	4,549	—	—	4,549
Total cash and cash equivalents	14,020	—	—	14,020

Marketable securities:
U.S. government notes	3,655	10	—	3,665
U.S. government agencies	41,535	44	(14)	41,565
Municipal securities	6,091	44	(1)	6,134
Commercial paper	4,747	1	(1)	4,747
Corporate debt securities	18,574	15	(34)	18,555
Total marketable investments	74,602	114	(50)	74,666

Long-term investment in auction rate securities	3,900	—	(873)	3,027
Total cash, cash equivalents, marketable investments and long-term investments	$92,522	$114	$(923)	$91,713

As of September 30, 2012 and December 31, 2011, the total gross unrealized losses were $153,000 and $923,000 respectively and were primarily related to long-term investments in auction rate securities (ARS), which were in an unrealized loss position for 12 months or greater. No other securities were in unrealized loss positions for more than 12 months.  The unrealized losses in the ARS securities are not attributed to changes in credit risk and the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.

Since February 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company’s investments in these securities have failed to settle on their respective settlement dates. However, since 2009 $12.2 million of ARS were redeemed at full par value. The maturity date for the one remaining ARS investment in the Company’s portfolio is 2041.

The following table summarizes the estimated fair value of our securities available-for-sale and classified as cash and cash equivalents, marketable investments and long-term investments classified by the contractual maturity date of the security as of September 30, 2012 (in thousands):

Amount
Due in less than one year	$35,073
Due in 1 to 5 years	28,626
Due in 5 to 10 years	—
Due in greater than 10 years	1,050
$64,749

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

As of September 30, 2012, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

September 30, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,577	—	—	$14,577
Commercial paper	—	7,904	—	7,904
Short-term marketable investments:
U.S. government agencies	—	23,934	—	23,934
Municipal securities	—	6,077	—	6,077
Commercial paper	—	7,509	—	7,509
Corporate debt securities	—	18,275	—	18,275
Long-term investments:
Available-for-sale auction rate securities	—	—	1,050	1,050
Total assets at fair value	$14,577	$63,699	$1,050	$79,326

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2012 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

At September 30, 2012, observable market information was not available to determine the fair value of the Company’s ARS investments. Therefore, the fair value was based on broker-provided valuation models that relied on Level 3 inputs including those that are based on expected cash flow streams and collateral values, assessments of counterparty credit quality, default risk underlying the security, market discount rates and overall capital market liquidity. The expected future cash flows of the ARS were discounted using a risk adjusted discount rate that compensated for the illiquidity. Projected future cash flows over the economic life of the ARS (of approximately 12.5 years) were modeled based on the contractual penalty rates for the security added to a tax adjusted LIBOR interest rate curve. The discount rates that were applied to the cash flows were based on a premium over the projected yield curve and included an adjustment for credit, illiquidity, and other risk factors. The valuation of the Company’s ARS investment is subject to uncertainties that are difficult to predict. Factors that may impact the valuation in the future include changes to credit ratings of the security, as well as to the underlying assets supporting that security, rates of default of the underlying assets, underlying collateral value, discount rates, counterparty risk and ongoing strength and quality of market credit and liquidity. This financial instrument is classified within Level 3 of the fair value hierarchy.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term ARS, for the nine months ended September 30, 2012 (in thousands):

Amount
Balance at December 31, 2011	$3,027
Total gains and losses included in other comprehensive loss	723
Settlements	(2,700)
Balance at September 30, 2012	$1,050

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$8,077	$6,587
Finished goods	4,400	4,142
Total	$12,477	$10,729

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

The recorded purchase price amounts are preliminary and subject to change as the Company is awaiting additional information related to inventory.

The following table summarizes the fair value as of February 2, 2012 of the net assets acquired (in thousands):

Purchase price paid	$5,091

Assets (liabilities acquired)
Inventory	1,552
Customer relationship intangible assets	2,510
Other identified intangible assets	780
Goodwill	1,339
Deferred service revenue	(780)
Accrued warranty liability	(310)
Total	$5,091

Disclosure of the amounts of revenue and earnings of the asset and liabilities of the acquired Iridex aesthetics business is not practicable because the acquired business was immediately integrated into Cutera's operations.

Note 6. Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006; a technology sublicense acquired in 2002; and, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit. The components of intangible assets were as follows (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$896	$322
Technology sublicense	538	538	—
Customer relationship intangible related to acquisition	2,510	335	2,175
Other identified intangible assets related to acquisition	780	401	379
Goodwill	1,339	—	1,339
Total	$6,385	$2,170	$4,215

	December 31, 2011
	Gross Carrying Amount	Accumulated Amortization Amount	Net Carrying Amount
Patent sublicense	$1,218	$793	$425
Technology sublicense	538	517	21
Total	$1,756	$1,310	$446

Amortization expense for intangible assets was $860,000 and $144,000 for the nine-month periods ended September 30, 2012 and 2011 respectively.

Based on intangible assets recorded at September 30, 2012, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2012 (remainder)	$310
2013	696
2014	696
2015	569
2016	558
Thereafter	47
Total	$2,876

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

The following table provides the changes in the product warranty accrual for the nine-month period ended September 30, 2012 (in thousands):

Amount
Beginning Balance – December 31, 2011	$1,121
Add: Accruals for warranties issued during the period	2,414
Add: Warranties assumed with business acquisition	310
Less: Settlements made during the period	(2,599)
Ending Balance –September 30, 2012	$1,246

Note 8. Deferred Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the nine-month period ended September 30, 2012 and 2011 (in thousands):

	September 30
	2012	2011
Beginning Balance	$5,838	$6,765
Add: Payments received	9,335	6,332
Add: Contract revenue assumed with business acquisition	780	—
Less: Revenue recognized	(8,359)	(7,024)
Ending Balance	$7,594	$6,073

Costs incurred under service contracts were $5.4 million for the nine-month period ended September 30, 2012 and $3.1 million for the nine-month period ended September 30, 2011 which are recognized as incurred.

Note 9. Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine-month periods ended September 30, 2012 and 2011 was as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenue	$169	$179	$480	$505
Sales and marketing	177	210	476	625
Research and development	126	184	419	524
General and administrative	337	321	959	1,451
Total stock-based compensation expense	$809	$894	$2,334	$3,105

Under the 2004 Equity Incentive Plan, the Company issued 178,949 shares of common stock during the nine-month period ended September 30, 2012, in conjunction with stock options exercised, restricted stock units released and purchases associated with the Employee Stock Purchase Plan.

During the nine-month period ended September 30, 2012, the following number of equity awards of the Company’s common stock was granted (in thousands):
	Shares
Stock options	898
Restricted stock Units	148
Performance stock units	42	*
Total	1,088

* In the third quarter of 2012, the Company granted its executive officers 42,250 Performance Stock Units, or PSUs that shall vest on June 1, 2013, subject to the recipient’s continued service through that date. At the vest date, the Company shall issue fully-paid up common stock based on the actual revenue achievement as a percentage of three revenue based performance goals. If the revenue achievement is below 50% for a performance goal, then zero (0) common stock shall be issued for that goal; and for achievement of greater than 50% the number of common stock to be issued shall be prorated but capped at 200% of the target.

As of September 30, 2012, there was $4.2 million of unrecognized compensation expense, net of projected forfeitures related to non-vested stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.7 years.

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

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Options to purchase common stock	3,910	3,990	3,680	3,619
Restricted stock units	132	56	79	62
Performance stock units	16	—	14	—
Employee stock purchase plan shares	30	30	52	51
Total	4,088	4,076	3,825	3,732

Note 11. Income Taxes

For the three months ended September 30, 2012 and 2011, the Company’s tax benefit was $64,000 and tax expense was $326,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company’s income tax expense was $122,000 and $150,000, respectively. The Company’s income tax expense (benefit) was primarily attributable to income taxes of the Company’s international operations, offset by benefits for income taxes related to gains and losses on marketable and long term investments recorded in other comprehensive loss.

Included in the $326,000 expense for the three months ended September 30, 2011, was a discrete charge of $262,000 for the clearing of disproportionate tax effects in accumulated other comprehensive loss related to unrealized gains and losses on marketable and long term investments. Included in the $150,000 expense for the nine months ended September 30, 2011 was a discrete net charge of $194,000 for the clearing of disproportionate tax effects in other comprehensive income related to unrealized gains and losses on marketable investments, offset by a discrete tax benefit of $246,000 resulting from the carry-back of fiscal year 2010 federal losses to obtain a refund of alternative minimum taxes paid for fiscal year 2008.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

As of September 30, 2012, there were no material changes to either the nature or the amounts of the uncertain tax positions previously determined and disclosed pursuant to FASB ASC Topic 740 as of December 31, 2011.

Note 12. Commitments and Contingencies

Purchase Commitments
The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at September 30, 2012.

Litigation and Litigation Settlements
The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of September 30, 2012, the Company had accrued $296,000 related to pending product liability and contractual lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2011 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2012. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 25, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and light-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on seven platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM, Excel VTM, myQTM, and truSculptTM, each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems, which we treat as Upgrade revenue. In addition to systems and Upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty; Titan hand piece refills; and third party manufactured dermal fillers and cosmeceutical products.

In February 2012, we acquired the global aesthetic business unit of Iridex Inc., which included various laser systems (such as the VariLite and Gemini) and an installed base of customers, whose products are serviced by us.

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

International sales are generally made through direct sales employees and a worldwide distributor network in over 40 countries. Outside of the United States, we have a direct sales presence in Australia, Canada, France and Japan. Effective March 31, 2012, we decided to discontinue our direct operations in Spain and the United Kingdom and instead plan on seeking a distributor to market our products in these countries.

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

Geographical Revenue
Our U.S. revenue increased by $1.8 million, or 29%, in the three-month period ended September 30, 2012, and by $6.0 million or 38%, in the nine-month period ended September 30, 3012, compared to the same periods in 2011. This increase was due primarily to our recent new product introductions (Excel V and truSculpt), acquisition of Iridex’s aesthetic business in February 2012, increased promotional activities and improvements in the U.S. macroeconomic environment.

For the three and nine months ended September 30, 2012, our international revenue increased by $2.4 million, or 26%, and by $7.0 million, or 27%, respectively, compared to the same periods in 2011. Recently, we have decided to shift from a direct sales model to a distributor model in Spain, U.K. and Switzerland. In addition to France, where we continue to have a direct sales and service team, our European revenue is sourced from distributors. These changes have not negatively impacted our European sourced revenue in the three and nine months ended September 30, 2012, compared to the same periods in the prior year.

Upgrade Revenue
In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our Upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead, we have launched new stand alone products (GenesisPlus, Excel V, myQ, truSculpt). As a result, our Upgrade revenue has declined since 2009.

Iridex Aesthetic Business Acquisition
We acquired Iridex’s aesthetic business unit in February 2012. This acquisition was the primary driver of the $1.1 million increase in our Service revenue in the three-month period ended September 30, 2012, and the $2.5 million increase in the nine-month period ended September 30, 2012, compared to the respective periods in 2011. For the three and nine-months ended September 30, 2012, we generated $491,000 and $1.1 million, respectively of Iridex product revenue, primarily from the sale of VariLite and Gemini systems. The VariLite is a small compact vascular product that complements our Excel V and other vascular products. We believe that our Product revenue will have a favorable impact from this acquisition for the remainder of 2012.

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

Long-Lived Assets Impairment:
In February 2012, we acquired the global aesthetic business unit of IRIDEX Corporation, which included various laser systems (such as the VariLite and Gemini) and an installed base of customers, whose products are being serviced by us. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, we recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into our business. The fair values of the assets acquired were determined to be $4.8 million of net tangible and intangible assets and $1.3 million of goodwill. Long-lived assets, such as property and equipment, intangible assets and goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. If the sum of the expected future cash flows is less than the carrying amount of those assets, we recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Through September 30, 2012, there have been no such impairments.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net revenue	100%	100%	100%	100%
Cost of revenue	45%	44%	47%	44%
Gross margin	55%	56%	53%	56%

Operating expenses:
Sales and marketing	36%	42%	39%	45%
Research and development	11%	16%	12%	17%
General and administrative	13%	15%	16%	17%
Total operating expenses	60%	73%	67%	79%

Loss from operations	(5)%	(17)%	(14)%	(23)%
Interest and other income, net	—	—	—	1%
Loss before income taxes	(5)%	(17)%	(14)%	(22)%
Provision for income taxes	—	(2)%	—	—
Net loss	(5)%	(19)%	(14)%	(22)%

Total Net Revenue
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Revenue mix by geography:
United States	$7,796	29%	$6,037	$21,941	38%	$15,941
International	11,630	26%	9,195	32,803	27%	25,807
Consolidated total revenue	$19,426	28%	$15,232	$54,744	31%	$41,748

United States as a percentage of total revenue	40%		40%	40%		38%
International as a percentage of total revenue	60%		60%	60%		62%
Revenue mix by product category:
Products	$12,047	34%	$8,975	$32,170	43%	$22,462
Upgrades	487	(29%)	687	2,109	(11%)	2,364
Service	4,298	33%	3,227	12,606	24%	10,149
Titan hand piece refills	1,226	19%	1,031	3,572	7%	3,336
Dermal fillers and cosmeceuticals	1,368	4%	1,312	4,287	25%	3,437
Consolidated total revenue	$19,426	28%	$15,232	$54,744	31%	$41,748

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

Product revenue increased by $3.1 million or 34% in the three-month period ended September 30, 2012, compared to the same period in 2011, and by $9.7 million or 43% in the nine-month period ended September 30, 2012, compared to the same period in 2011. These increases in revenue were due primarily to Excel V shipments which began in the second quarter of 2011, the commencement of truSculpt shipments in August of 2012, incremental revenue from the Iridex aesthetic acquisition in February 2012 and improvement in the U.S. macroeconomic environment.

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

Upgrade revenue decreased by $200,000, or 29%, in the three-month period ended September 30, 2012, and by $255,000, or 11%, in the nine-month period ended September 30, 2012, compared to the same periods in 2011. In the past, we introduced new products that allowed existing customers to upgrade their previously purchased systems to take advantage of the additional capabilities, which drove our Upgrade revenue. However, recently we have launched stand alone products (GenesisPlus, Excel V, myQ and truSculpt) versus products that can be an upgrade to an existing system, which has resulted in a decline of our upgrade revenue.

Service Revenue
Our worldwide Service revenue increased by $1.1 million, or 33%, in the three-month period ended September 30, 2012, compared to the same period in 2011, and by $2.5 million, or 24%, in the nine-month period ended September 30, 2012, compared to the same period in 2011. This increase was primarily the result of Service revenue from the Iridex business acquisition.

Titan Hand Piece Refill Revenue
Our Titan hand piece refill revenue increased by $195,000 or 19% in the three-month period ended September 30, 2012, and by $236,000, or 7%, in the nine-month period ended September 30, 2012, compared to the same periods in 2011. This increase was due primarily to the continued growth in Titan refill revenue in Japan and improvements in the U.S.

Dermal Filler and Cosmeceuticals Revenue
Our dermal filler and cosmeceuticals revenue increased by $56,000 or 4%, in the three-month period ended September 30, 2012 and by $850,000, or 25%, in the nine-month period ended September 30, 2012, compared to the same periods in 2011. This increase was due primarily to the higher number of customers purchasing Obagi and Merz distributed products in Japan, and due to the expansion of product lines being distributed.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue increased by $1.8 million, or 29%, in the three-month period ended September 30, 2012, and by $6.0 million or 38%, in the nine-month period ended September 30, 3012, compared to the same periods in 2011. This increase was primarily attributable to an increase in Product revenue due to the:

●	Continued growth of Excel V shipments, which began shipping in the second quarter of 2011;
●	Commencement of truSculpt shipments in August 2012;
●	Incremental revenue from the Iridex aesthetic acquisition in February 2012; and
●	Improvements in the U.S. macroeconomic environment.

International Revenue
International revenue increased by $2.4 million, or 26%, in the three-month period ended September 30, 2012, compared to the same period in 2011, and by $7.0 million, or 27%, in the nine-month period ended September 30, 2012, compared to the same period in 2011. This increase was primarily attributable to:

●	Higher Product revenue from Canada, France, Japan and many distributor countries in our Asia Pacific region; and
●
An increase in our Dermal filler and cosmeceuticals revenue in Japan, due primarily to additional Obagi and Merz product lines being added and a higher number of customers purchasing such products from Cutera.

Gross Profit
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Gross profit	$10,598	25%	$8,460	$28,797	24%	$23,276
As a percentage of total net revenue	55%		56%	53%		56%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty, amortization of intangibles and manufacturing overhead expenses.

Gross margin (which is gross profit divided by net revenue) was 55% in the three-month period ended September 30, 2012, compared to 56% for the same period in 2011. Gross margin was 53% in the nine-month period ended September 30, 2012, compared to 56% for the same period in 2011. This decline was due primarily to:

●	A product mix shift towards lower margin products; and
●	An increase in sales through our distributors, which typically have a lower margin than our direct revenue.

Sales and Marketing
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Sales and marketing	$7,014	9%	$6,426	$21,563	15%	$18,720
As a percentage of total net revenue	36%		42%	39%		45%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased $588,000, and represented 36% of total net revenue, in the three-month period ended September 30, 2012, compared to 42% in the same period in 2011. The $588,000 increase was due primarily to:

●	$618,000 of higher personnel expenses attributable primarily to higher headcount and sales commission expenses associated with the higher revenue;
●	$187,000 of higher product demonstration related expenses; offset by
●	$81,000 of decreased travel, entertainment and sales meeting expenses; and
●	$71,000 of decreased promotional spending.

Sales and marketing expenses increased $2.8 million, and represented 39% of total net revenue, in the nine-month period ended September 30, 2012, compared to 45% in the same period in 2011. The $2.8 million increase was due primarily to:

●	$1.6 million of higher personnel expenses attributable primarily to higher headcount and sales commission expenses associated with the higher revenue;
●	$751,000 of higher product demonstration related expenses;
●	$344,000 of increased travel, entertainment and sales meeting expenses due to higher headcount; and
●	$208,000 of increased promotional and marketing expenses.

Research and Development (R&D)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Research and development	$2,217	(6%)	$2,352	$6,305	(8%)	$6,828
As a percentage of total net revenue	11%		16%	12%		17%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $135,000, and represented 11% of total net revenue, in the three-month period ended September 30, 2012, compared to 16% for the same period in 2011. The decrease was due primarily to $117,000 of reduced prototype material expenses resulting from the timing of product development activities.

R&D expenses decreased by $523,000, and represented 12% of total net revenue, in the nine-month period ended September 30, 2012, compared to 17% for the same period in 2011. The decrease in expenses was due primarily to:

●	$289,000 of reduced prototype material expenses resulting from the timing of product development activities;
●	$110,000 of reduced personnel expenses due to lower headcount partially offset by severance expense; and
●	$93,000 of reduced travel and entertainment expenses.

General and Administrative (G&A)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
General and administrative	$2,475	7%	$2,310	$8,824	22%	$7,226
As a percentage of total net revenue	13%		15%	16%		17%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased $165,000, and represented 13% of total net revenue, in the three-month period ended September 30, 2012, compared to 15% for the same period in 2011. This increase was due primarily to $274,000 of higher personnel expenses, offset by a $92,000 reduction in office relocation expenses related to the 2011 move of our offices in Japan.

G&A expenses increased $1.6 million, and represented 16% of total net revenue, in the nine-month period ended September 30, 2012, compared to 17% for the same period in 2011. This increase was due primarily to:

●	$527,000 of non-recurring integration expenses associated with the Iridex business acquisition;
●	$505,000 of higher legal fees and costs of settlements;
●	$380,000 of higher accounting and tax consulting fees; and
●	$95,000 of higher personnel expenses.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Interest income	$116	(17%)	$139	$373	(18%)	$457
Other income (expense), net	36	175%	(48)	19	12%	17
Total interest and other income, net	$152	67%	$91	$392	(17%)	$474

Interest and other income, net, increased $61,000 for the three-month period ended September 30, 2012, and decreased by $82,000 for the nine-month period ended September 30, 2012 compared to the same periods in 2011. The increase in the three-month period ended September 30, 2012, was primarily attributable to a $64,000 increase in net foreign exchange gains. The decrease in the nine-month period ended September 30, 2012, was primarily attributable to a $84,000 decrease in interest income resulting from a reduced investment balance and reduced yields.

Provision (Benefit) for Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2012	% Change	2011	2012	% Change	2011
Loss before income taxes	$(956)	(62%)	$(2,537)	$(7,503)	(17%)	$(9,024)
Provision (benefit) for income taxes	(64)	NA	326	122	NA	150

For the three months ended September 30, 2012 and 2011, the Company’s tax benefit was $64,000 and tax expense was $326,000, respectively. For the nine months ended September 30, 2012 and 2011, the Company’s income tax expense was $122,000 and $150,000, respectively. The Company’s income tax expense (benefit) was primarily attributable to income taxes of the Company’s international operations, offset by benefits for income taxes related to gains and losses on marketable and long-term investments recorded in other comprehensive loss.

Included in the $326,000 expense for the three months ended September 30, 2011, was a discrete charge of $262,000 for the clearing of disproportionate tax effects in accumulated other comprehensive loss related to unrealized gains and losses on marketable and long term investments. Included in the $150,000 expense for the nine months ended September 30, 2011 was a discrete net charge of $194,000 for the clearing of disproportionate tax effects in other comprehensive income related to unrealized gains and losses on marketable investments, offset by a discrete tax benefit of $246,000 resulting from the carry-back of fiscal year 2010 federal losses to obtain a refund of alternative minimum taxes paid for fiscal year 2008.

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

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	September 30, 2012	December 31, 2011	Change
Cash and cash equivalents	$24,334	$14,020	$10,314
Marketable investments	55,795	74,666	(18,871)
Long-term investments	1,050	3,027	(1,977)
Total	$81,179	$91,713	$(10,534)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2012	2011
Net cash flow provided by (used in):
Operating activities	$(5,991)	$(5,753)
Investing activities	15,493	6,042
Financing activities	812	1,066
Net increase (decrease) in cash and cash equivalents	$10,314	$1,355

Cash Flows from Operating Activities

Net cash used in operating activities in the nine-month period ended September 30, 2012 was $6.0 million, which was due primarily to:

●
$4.2 million used due to the net loss of $7.6 million, after adjusting for non-cash related items of $3.4 million consisting primarily of stock-based compensation expense of $2.3 million and depreciation and amortization expenses of $1.2 million;

●	$2.7 million used as a result of an increase in accounts receivable, primarily due to higher revenue, which was within normal payment terms;
●	$276,000 used to reduce accounts payable;
●
$196,000 used to increase inventory relating primarily to higher raw materials and finished goods associated with our increased revenue levels and higher demonstration inventories as a result of increased sales personnel;

●	$163,000 used to reduce accrued liabilities; offset by
●	$905,000 generated by an increase in deferred service revenue primarily as a result of the Iridex acquisition; and
●	$717,000 generated by a reduction of other current assets, primarily relating to a $728,000 reduction in discounts and purchased interest with respect to our marketable investments.

Net cash used in operating activities in the nine-month period ended September 30, 2011 was $5.8 million, which was due primarily to:

●
$5.4 million used by the net loss of $9.2 million after adjusting for non-cash related items of $3.8 million consisting primarily of stock-based compensation expense of $3.1 million, depreciation and amortization of $483,000 and the tax on unrealized gains of marketable and long-term investments of $194,000;

●	$3.2 million used to increase inventory relating primarily to raw materials and finished goods associated with the ramp up of our recently introduced products — GenesisPlus and Excel V;

●
$698,000 used as a result of a decrease in deferred revenue due primarily to a decrease in unit sales volume of Products and Upgrades that included purchases of extended service contracts, a reduction in our service contract pricing, a shift by customers towards purchasing shorter term contracts, and fewer customers purchasing extended service contracts;

●	$493,000 used in other long-term assets, which was primarily related to a $443,000 lease deposit for our Japan facility; which was offset by
●
$2.0 million generated from the reduction of other current assets primarily from the receipt of a U.S. income tax refund of $1.2 million and $1.1 million amortization of discounts and purchased interest relating to our marketable investments, offset by an increase in prepaid expenses of $212,000;

●
$1.1 million generated by an increase in accrued liabilities relating primarily to an increase in customer deposits of $453,000, an increase in accrued royalties by $178,000, and accrued but unpaid personnel costs of $464,000; and

·	$855,000 generated by an increase in accounts payable due primarily to higher inventory purchases.

Cash Flows from Investing Activities

We generated net cash of $15.5 million from investing activities in the nine-month period ended September 30, 2012, which was attributable primarily to:

●	$60.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$39.9 million of cash used to purchase marketable investments; and
●	$5.1 million of cash used for the Iridex acquisition.

We generated net cash of $6.0 million from investing activities in the nine-month period ended September 30, 2011, which was attributable primarily to:

●	$52.7 million in net proceeds from the sales and maturities of marketable investments; and
●	$46.3 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $812,000 in the nine-month period ended September 30, 2012 and $1.1 million in the nine-month period ended September 30, 2011, which primarily resulted from cash generated by the issuance of stock as a result of employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, marketable investments, and long-term investments of $81.2 million as of September 30, 2012. Of this amount, we had $1.1 million of a long-term ARS investment. For the first nine months of 2012, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock through employee stock option exercises and our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $80.1 million, are sufficient to meet our operating and capital requirements for the next 12 months. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 15, 2012, except for those noted in Legal Proceedings in Part II, Item 1 below.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of September 30, 2012, we had accrued $296,000 related to pending product liability and contractual lawsuits.

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

In the three and nine-month periods ended September 30, 2012, our U.S. revenue increased by approximately 29% and 38% respectively, compared to the same periods in 2011. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three and nine-month periods ended September 30, 2012, our U.S. revenue increased by approximately 29% and 38% respectively, compared to the same periods in 2011. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels due to several factors, some of which are:
●
Our Product and Upgrade ASPs were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

●
Historically, we have introduced a new product every year since 2000, with the exception of 2009, and our revenue increases following the introduction of new products. In 2010, we launched GenesisPlus, in 2011 Excel V, and in 2012 truSculpt. Even though we have introduced these new products and experienced sales increases as a result, there can be no assurance that we will continue to introduce a new product each year or that these products introduced will translate into increased revenue in the long term in the U.S.

●
Though our U.S. quarterly revenue has improved over the past six quarters ended September 30, 2012, compared with the respective quarters in the prior year, due primarily to new product introductions, this growth was partly attributable to the improved U.S. macroeconomic environment and availability of credit at reduced interest rates. The improved macroeconomic environment also contributed to increased corporate confidence and spending. If the current economic recovery does not hold, or there is another recession in the U.S., our future revenue growth would be adversely impacted.

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

We have experienced significant turnover of our European sales team. While we continue to have a direct sales and service organization in France, and have consolidated our operations with the newly acquired aesthetic business of Iridex there, we have restructured the rest of our European operation. We shut down our direct European hub in Switzerland in December 2011, and in March 2012 we decided to shut down our direct sales offices in Spain and the United Kingdom. We have engaged a distributor in Switzerland and are in the process of identifying new distributor partners in Spain and the United Kingdom. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

Measures we implement in an effort to retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue and harm our business.

If our revenue does not continue to improve, or if our cost of revenue and/ or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin declined to 53% in the nine-month period ended September 30, 2012, compared to 56% in the same period of 2011. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin (revenue less cost).

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

If our revenue does not continue to improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, market them successfully, and identify new markets for our technology.

We have created products to apply our technology to hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions. In 2012, we launched truSculpt for the body contouring market. In 2011, we launched our vascular laser product – Excel V – and  began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and light-based aesthetic procedures. Since the first quarter of 2010, we have been distributing cosmeceutical products and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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
However, beginning in 2013, medical device manufacturers will have to pay an excise tax of 2.3% on certain U.S. medical device revenues. Though there are some exceptions, this excise tax will apply to all of our products manufactured and sold within the U.S. and will affect our profitability. While we are presently evaluating the full scope of how this legislation will impact our operations, including how to administer this tax, we believe this will adversely affect our future profitability and financial condition.

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
We cannot be certain that this integration will be successful or that we will realize the anticipated benefits of the acquisition.  In particular, we may not be able to realize the strategic and operational benefits and objectives we had anticipated, including, greater revenue and marketing opportunities.  In addition, the demand for our combined product offerings may fluctuate and we will face competition from new competitors in the market for our products.  Our ability to realize the strategic and operational benefits and objectives of this acquisition may be impacted by several factors including:
●	The potential disruption of the company’s ongoing business and diversion of management resources;
●	The difficulty of incorporating acquired products, technology and rights into the company’s products and services;
●	Unanticipated expenses related to integration of operations;
●	Potential periodic impairment of goodwill and intangible assets acquired; and
●	Potential inability to retain, integrate and motivate key personnel.

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

International revenue represented 60% of our total revenue for the nine months ended September 30, 2012, compared to 62% for the same period in 2011. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

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

The FDA, state authorities and international regulatory bodies have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA, state agencies or international regulatory bodies.

The FDA, state authorities and international regulatory bodies have broad enforcement powers. For example, in July 2012, we received a warning letter from the FDA concerning the labeling language for one of our products on our U.S. website. The FDA determined that some of the claims, such as the one related to Skin Rejuvenation, constituted Indications for Use and were subject to 510(k) clearance. We are actively working with the FDA to reach an agreement on the appropriate labeling language for use on our U.S. website. Depending on the final labeling approved by the FDA, any changes made to our marketing material may adversely impact sales of some of our products.

If we fail to comply with any of the applicable regulatory requirements of the FDA, or state, or one of the international regulatory bodies, it could result in enforcement action by the agencies, which may include any of the following sanctions:

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of September 30, 2012, our balance in marketable investments was $55.8 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2012 would have potentially decreased by approximately $584,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

As of June 30, 2012, approximately 42% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

●	Difficulty locating and qualifying alternative suppliers for our components in a timely manner;
●	Production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and
●	Delay in supplier deliveries

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2012, we had 21 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

In October 2012, our board of directors approved a stock repurchase plan to repurchase up to $10 million of our common stock. The common stock will be acquired from time to time in open market transactions, block purchases and other transactions complying with the Securities and Exchange Commission’s Rule 10b-18. The Company intends to adopt a 10b5-1 trading plan to implement the repurchase program. The amount and exact timing of any repurchases will depend upon market conditions and other factors.  There can be no assurances that we will repurchase any shares during the period, and we may suspend or discontinue the stock repurchase plan at any time subject to the 10b5-1 trading plan.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 5th day of November, 2012.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)