Form 10-K
period 2012-12-31
CUTERA INC
filed 2013-03-15
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2012

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2012 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 29, 2012, was approximately $86 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2013 was 14,557,155.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

We are a global medical device company headquartered in Brisbane, California specializing in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on eight platforms—CoolGlide®, Xeo®, Solera®, GenesisPlusTM, ExcelVTM, myQTM, VariLiteTM, and truSculptTM— each of which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers.

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

•
Excel V- In February 2011, we introduced our ExcelV platform, a high-performance, vascular platform designed specifically for the core-market of Dermatologists and Plastic Surgeons. This platform provides a combination of the 532 nm green laser with Cutera’s award winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables.

•
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

•
VariLite- In February 2012 we acquired certain assets of IRIDEX Corporation’s (“Iridex”) global aesthetic business and added the VariLite product to our current product offering. This is a dual wavelength ─ 532 nm and 940 nm ─ laser system for vascular, benign pigmented and cutaneous lesions. This system supports treatment of all Fitzpatrick skin types from I to VI and is an economical system with no disposables.

•
truSculpt- In August 2012, we commenced shipments of our truSculpt platform with a  25cm2 hand piece.  truSculpt is a high-powered radio frequency (“RF”) platform designed for the non-invasive body contouring market.  This system is designed to treat all body areas and with its unique electrode design is able to achieve comfortable, uniform heating of the subcutaneous fat. In the fourth quarter of 2012, we commenced shipping a larger 40cm2 hand piece that enables faster treatments of larger areas.

Each of our laser and other energy based platforms consists of one or more hand pieces and a console that incorporates a universal graphic user interface, a laser or other energy based module, control system software and high voltage electronics. However, depending on the application, the laser or other energy based module is sometimes instead contained in the hand piece. A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, are contained in the section entitled “Products,” below.

We offer our customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows our customers to cost-effectively build their aesthetic practices and provides us with a source of recurring revenue.

In addition to systems and upgrades, we generate revenue from the sale of post warranty services, Titan and truSculpt hand piece refills, and Dermal filler and cosmeceuticals.

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

People with unwanted hair, tattoos, or fat in undesirable areas of the body, or any of the above-mentioned skin conditions often seek aesthetic treatments to improve their appearance.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that in 2011 there were over 12.25 million minimally-invasive aesthetic procedures performed, a 6% increase over 2010 and a 123% increase over 2000. We believe there are several factors contributing to the growth of these aesthetic procedures, including:

•
Aging of the U.S. Population- The “baby boomer” demographic segment ─ ages 48 to 66 in 2012 ─ represented approximately 75 million people, or nearly 25%, of the U.S. population in 2012. The size and wealth of this aging segment, and its desire to retain a youthful appearance, has contributed to the growth for aesthetic procedures.

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

•
Wide acceptance of aesthetic procedures and increased focus on body image and appearance. According to the ASAPS survey in 2010, 51% of Americans (including 53% of women and 49% of men) approved of cosmetic surgery, and 67% of Americans responded that they would not be embarrassed if their friends or family knew they had undergone a cosmetic procedure. Broader social acceptance of aesthetic treatments, and reducing average cost of treatments resulting from competition, has also driven the growth in aesthetic procedures.

Non-Surgical Aesthetic Procedures for Improving the Skin’s Appearance and Their Limitations

Many alternative therapies are available for improving a person’s appearance by treating specific structures within the skin. These procedures utilize injections or abrasive agents to reach different depths of the dermis and the epidermis. In addition, non-invasive and minimally-invasive treatments have been developed that employ laser and other energy based technologies to achieve similar therapeutic results. Some of these more common therapies and their limitations are described below.

Hair Removal- Techniques for hair removal include waxing, depilatories, tweezing, shaving, electrolysis and laser and other energy based hair removal. The only techniques that provide a long-lasting solution are electrolysis and other energy based hair removal. Electrolysis is usually painful, time-consuming and expensive for large areas, but is the most common method for removing light-colored hair. During electrolysis, an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle. Since electrolysis only treats one hair follicle at a time, the treatment of an area as small as an upper lip may require numerous visits and many hours of treatment. In addition, electrolysis can cause blemishes and infection related to needle use.

Leg and Facial Veins- The current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and other energy based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 355,000 sclerotherapy procedures were performed in 2011.

Skin Rejuvenation- Skin rejuvenation treatments include a broad range of popular alternatives, including Botox and collagen injections, chemical peels, microdermabrasions, radiofrequency treatments and lasers and other energy-based treatments. With these treatments, patients hope to improve overall skin tone and texture, reduce pore size, tighten skin and remove other signs of aging, including mottled pigmentation, diffuse redness and wrinkles. All of these procedures are temporary solutions and must be repeated within several weeks or months to sustain their effect, thereby increasing the cost and inconvenience to patients. For example, the body absorbs Botox and collagen and patients require supplemental injections every three to six months to maintain the benefits of these treatments.

Some skin rejuvenation treatments, such as chemical peels and microdermabrasions, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2011, approximately 5.67 million injections of Botulinum Toxin and 1.89 million injections of collagen and other soft-tissue fillers were administered; and 1.11 million chemical peels and 900,000 microdermabrasion procedures were performed.

In radiofrequency tissue tightening, energy is applied to heat the dermis of the skin with the goal of shrinking and tightening the collagen fibers. This approach may result in a more subtle and incremental change to the skin than a surgical facelift. Drawbacks to this approach may include surface irregularities that may however resolve over time, and the risk of burning the treatment area.

Laser and other energy based non-surgical treatments for hair removal, veins, skin rejuvenation and body contouring are discussed in the following section and in the section entitled “Our Applications and Procedures,” below.

Laser and Other Energy-Based Aesthetic Treatments

Laser and other energy-based aesthetic treatments can achieve therapeutic results by affecting structures within the skin. The development of safe and effective aesthetic treatments has created a well-established market for these procedures.

Ablative skin resurfacing is a method of improving the appearance of the skin by removing the outer layers of the skin. Ablative skin resurfacing procedures are considered invasive or minimally invasive, depending on how much of the epidermis is removed during a treatment. Non-ablative skin resurfacing is a method of improving the appearance of the skin by treating the underlying structure of the skin without damaging the outer layers of the skin. Practitioners can use laser and other energy based technologies to selectively target hair follicles, veins or collagen in the dermis, as well as cells responsible for pigmentation in the epidermis, without damaging surrounding tissue. They can also use these technologies to safely remove portions of the epidermis and deliver heat to the dermis as a means of generating new collagen growth.

Safe and effective laser and energy-based treatments require an appropriate combination of the following four parameters:

•	Energy Level- the amount of light or radio frequency emitted to heat a target;
•	Pulse Duration- the time interval over which the energy is delivered;
•	Spot Size or Electrode Size- the diameter of the energy beam, which affects treatment depth and area; and
•	Wavelength or Frequency- the position in the electromagnetic spectrum which impacts the absorption and therefore the effective depth of the energy delivered.

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

Technology and Design of Our Systems

Our unique CoolGlide, Xeo, Solera, GenesisPlus, Excel V, myQ, and truSculpt platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

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

•
Technology and Design Leadership- We offer innovative laser and other energy-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally-invasive cosmetic dermatology. Further, our GenesisPlus platform for performing skin rejuvenation procedures and toenail fungus has a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using two aiming beams, for improving the clinical result of the treatment. ExcelV is a stand-alone, laser based product that combines a new high power green laser with Cutera's award winning Nd:YAG technology, to provide a system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables. truSculpt is a mono-polar radio frequency platform and has a unique electrode design that delivers high-powered energy at 1 MHz for the deep and uniform heating of the subcutaneous fat tissues at sustained therapeutic temperatures. This system includes real-time skin temperature sensing and a large 40cm2 surface area for faster treatments over large areas of the body.

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

•
Ease of Use- We design our products to be easy to use. Our proprietary hand pieces are lightweight and ergonomic, minimizing user fatigue, and allow for clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. Our control console contains a universal graphic user interface with three simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. The clinical navigation user interface on the Xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. And our Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Risks involved in the use of our products include risks common to other laser and other energy based aesthetic procedures, including the risk of burns, blistering and skin discoloration.

Strategy

Our goal is to maintain and expand our position as a leading, worldwide, provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

•
Continue to Expand our Product Offering- Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. We have launched three new platforms over the past three consecutive years with GenesisPlus in 2010, ExcelV in 2011 and truSculpt in 2012. Such products will allow us to leverage our existing customer call points, and provide us with new customer call points, to generate additional revenue, which will enhance the productivity of our distribution channels.

•
Increasing Revenue and Improving Productivity- We believe that the market for aesthetic systems will continue to offer growth opportunities in the future. We continue to build brand recognition, add additional products to our international distribution channel and remain focused on enhancing our global distribution network, all of which we expect will increase our revenue.

•
Increasing Focus on Practitioners with Established Medical Offices- We believe there is growth opportunity in targeting our products to a broad customer base. However, in response to the 2009 to 2010 global recession, we shifted our focus to the core practitioners and physicians with established medical offices. We believe that our customer success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their practice revenue. As such, in 2011and 2012 we increased our focus on marketing our GenesisPlus product to podiatrists and our VariLite and ExcelV products to dermatologists and plastic surgeons.

•
Leveraging our Installed Base - With the introduction of ExcelV and now truSculpt we are able to effectively offer additional platforms into our existing installed base. In addition, each of these platforms allows for potential future upgrades to offer additional indications or capabilities. We believe this program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of applications that can be performed in their practice.

•
Generating Revenue from Services and Refillable Hand Pieces- Our Titan, truSculpt and pulsed-light hand pieces are refillable products, which provide us with a source of recurring revenue from our existing customers. We offer post-warranty services to our customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of recurring revenue.

Products

Our CoolGlide, Xeo, Solera, GenesisPlus, Excel V, truSculpt and myQ platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With our Xeo and Solera platforms, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our products and each checked box represents the applications that were included in the product in the years noted.

Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation				Non Invasive Body Contouring:
System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:	Melasma &Tattoo Removal:
CoolGlide	CV	2000	a	x
	Excel	2001	a	x	x
	Vantage	2002	a	x	x		x
Xeo	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
Solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
GenesisPlus		2010	a				x
Excel V		2011	e		x	x	x
myQ		2011	e						x
VariLite		2012	f		x	x
truSculpt		2012	g							x

Energy Source: a. 1064nm Nd:YAG laser; b. flashlamp; c. Infrared laser; d. 2790 nm YSGG laser; e. combined frequency 532 nm and 1064 nm Nd:YAG laser; f. Combined frequency 532 nm and 940 nm diode laser; g. Radio frequency at 1 MHz

 Each of our products consists of a control console and one or more hand pieces, depending on the model.

Control Console

Our control console includes a universal graphic user interface, control system software and high voltage electronics. All CoolGlide systems, GenesisPlus, VariLite, ExcelV and some models of the Xeo platform, include our laser module which consists of electronics, a visible aiming beam, a focusing lens, and an Nd:YAG and/or flashlamp laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 10,000 watts of peak laser energy, which permits therapeutic effects at short pulse durations. Our Solera console platform comes in two configurations—Opus and Titan—both of which include a universal graphic user interface, control system software and high voltage electronics. The Solera Opus console is designed specifically to drive our flashlamp hand pieces while the Solera Titan console is designed specifically to drive the Titan hand pieces. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is delivered during the treatment. Our truSculpt control console includes a high-powered, mono-polar RF generator at 1MHz capable of delivering up to 300 watts of energy. The truSculpt system dynamically adjusts current, voltage and power during treatment as needed to reach and maintain the appropriate treatment levels.

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

ExcelV Hand Piece- The ExcelV system introduced in February 2011 delivers 1064 nm and 532 nm laser energy to the treatment area for vascular treatments. The ExcelV system includes two hand pieces, both consisting of an energy-delivery component, consisting of an optical fiber and lens. One hand piece includes a sapphire window cooling plate with temperature monitoring. The second hand piece does not have a cooling plate and includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, this second hand piece includes two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. Both hand pieces offer a spot size range from 1.5 to 12 mm in 0.1 mm increments. Each hand piece is capable of delivering either the 1064 nm or 532 nm laser energy.

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

VariLite Hand Piece- VariLite has an ergonomic hand piece that can be used with both the 532 nm and 940 nm wavelengths in performing treatments of vascular, benign pigmented and cutaneous skin lesions.

truSculpt Hand Piece- The truSculpt product introduced in August 2012 is used for the non-invasive heating of the subcutaneous fat tissue. It has a large 40 cm2, light weight, proprietary hand piece design, which allows for the uniform heat distribution delivered by the hand piece. In addition, the hand piece has a built-in, real time, temperature sensing system to monitor the temperature during the treatment. The hand piece can be used to treat multiple areas of the body and is ergonomically designed for operator comfort. After a set number of treatments, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as ‘refilling.’ The periodic refilling process provides us with a source of recurring revenue.

Upgrades

Our Solera and Xeo platforms are multi-application products that are designed to allow our customers to cost-effectively upgrade to our newest technologies, which provide our customers the option to add applications to their system and provides us with a source of recurring revenue. When we introduce a new product, we notify our customers of the upgrade opportunity through a sales call or mailing. In most cases, a field service representative can install the upgrade at the customer site in a matter of hours, which results in very little downtime for practitioners. In some cases, where substantial upgrades are necessary, customers will receive fully-refurbished systems before sending their prior systems back to our headquarters. When customers wish to upgrade from the CoolGlide platform to either a Xeo or a Solera, we provide them with a trade-in value for their CoolGlide and upgrade them to the multi-application platform with the desired applications.

Service

We offer post-warranty services to our customers either through extended service contracts ─ that cover preventive maintenance and/or replacement parts and labor ─ as well as direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from our installed base.

Titan and truSculpt Hand Piece Refills

Each Titan and truSculpt hand piece is a refillable product, which provides us with a source of recurring revenue from our existing customers.

Fillers and Cosmeceuticals

We distribute Merz’s Radiesse® dermal filler product and Obagi Medical Product, Inc.’s (“Obagi”) prescription-based, topical skin health systems (or Cosmeceuticals) to physicians in the Japanese market.

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

Vascular Lesions-   Our laser technology allows our customers to treat the widest range of aesthetic vein conditions, including spider and reticular veins and small facial veins. Our CoolGlide and Xeo 1064nm Nd:YAG hand piece’s adjustable spot size of 3, 5, 7 or 10 millimeters, or the ExcelV 1064 nm and 532 nm hand piece with adjustable spot sizes from 1.5 to 12 mm, allows the practitioner to control treatment depth to target different sized veins. Selection of the appropriate energy level and pulse duration ensures effective treatment of the intended target. Our AcuTip 500 hand piece, with its 6 millimeter spot size, uses pulsed-light technology and is designed for the treatment of facial vessels.

The vein treatment procedure when using the 1064nm Nd:YAG hand piece is performed in a substantially similar manner to the laser hair removal procedure. The laser hand piece is used to cool the treatment area both before and after the laser pulse has been applied. With the ExcelV hand piece the cooling can be performed pre, during and post delivery of the laser pulse. With the AcuTip 500 hand piece, the pulse of light is delivered while the treatment area is being cooled with the sapphire tip. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

Skin Rejuvenation- Our Nd:YAG laser and other energy based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, pore size, fine lines and laxity, improve skin texture, and treat other aesthetic conditions. Our myQ Q-switched laser can be used for the treatment of superficial and deep pigmented lesions (i.e., melasma), skin rejuvenations, laser skin toning and tattoo removal.

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

Toenail Fungus- In addition to performing skin rejuvenation, we have FDA, Health Canada and CE Mark approvals for GenesisPlus that allows us to market it for onychomycosis (“toenail fungus”). Tiny pulses of light from an Nd:YAG laser pass through the toenail to the fungus underneath, which is irradiated without any damage to the surrounding nail or skin. The GenesisPlus has two aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. In addition, during the treatment an integrated sensor is used to actively monitor the temperature of the treatment area.

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

The 532 nm wavelength green laser option on the ExcelV and VariLite can also be used to treat pigmented lesions in substantially the same way as described above with the pulsed light devices.

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

Non-Invasive Body Contouring- our truSculpt technology allows physicians to apply a hand piece directly to the skin and deliver high-powered RF energy that results in the deep and uniform heating of the subcutaneous fat tissue at sustained therapeutic temperatures. This heating can cause selective destruction of fat cells, which are eliminated from the treatment area through the body’s natural wound healing processes. The treatment takes approximately 45 minutes and two or more treatments may be required to obtain the desired aesthetic results.

Our CE Mark allows us to market the truSculpt in the European Union, and certain other countries outside the United States for fat reduction, body shaping and body contouring.  In the United States we have 510(k) clearance for deep dermal heating for the temporary relief of minor muscle and joint pain and the temporary improvement in the appearance of cellulite.

Sales and Marketing

In the United States we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2012, we had a U.S. direct sales force of 29 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 33 territories as of December 31, 2012. In addition to direct sales employees, we have a distribution relationship with PSS World Medical that operates medical supply distribution service centers with over 700 sales representatives serving physician offices throughout the United States. Revenue from PSS was $1.1million in 2012, $1.6 million in 2011, and $2.6 million in 2010.

International sales are generally made through a worldwide distributor network in over 60 countries, as well as a direct international sales force of 25 employees, as of December 31, 2012. As of December 31, 2012, we had direct sales offices in Australia, Canada, France and Japan. Our international revenue as a percentage of total revenue represented 59% in 2012, 61% in 2011 and 64% in 2010.

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

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by public companies, such as Cynosure, Elen (in Italy), Palomar, Solta, Zeltiq and Syneron, as well as private companies, including, Alma, Lumenis, Sciton and several other companies.

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

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2012, our research and development activities were conducted by a staff of 24 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $8.4 million in 2012, $9.1 million in 2011 and $7.0 million in 2010.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2012, we had a 42-person global service department. Internationally, we provide direct service support through our Australia, Canada, France and Japan offices, and also through the network of distributors and third-party service providers in over 60 countries. In February 2012, we acquired Iridex’s aesthetic business, which resulted in an increase in our service and support team and service revenue.

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

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had an FDA audit of compliance with laser performance standards in 2010 and a full quality system audit plus laser performance standard audit in August 2011. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the of our manufacturing operations and the recall of our products, which would have a material adverse effect on business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the United States, the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2012, we had 24 issued U.S. patents and 18 pending U.S. patent applications. In the U.S. and several foreign countries, we have registered our Company name and several of our product names as trademarks, including Cutera, Acutip 500, CoolGlide, CoolGlide Excel, Limelight, myQ, Pearl, ProWave 770, Solera, Titan, Xeo and truSculpt. We may have common law rights in other product names, including ExcelV, Pearl Fractional, Solera Titan and VariLite. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We license certain patents from Palomar and pay ongoing royalties based on sales of applicable hair-removal products. The royalty rate on these products ranges from 3.75% to 7.50% of revenue. The patents are set to expire in February 2013 and February 2015. Our revenue from systems that do not include hair-removal capabilities (such as our Solera Titan, Xeo SA, GenesisPlus, VariLite, myQ and ExcelV); and other revenue from service contracts, Titan and truSculpt refills, Fillers and cosmeceuticals, are not subject to these royalties. In addition, in 2006 we capitalized $1.2 million as an intangible asset representing the ongoing license for these patents, which is being amortized on a straight-line basis over their expected useful life of 9-10 years.

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

Government Regulation

Our products are medical devices subject to extensive and rigorous regulation by the U.S. Food and Drug Administration, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

•	Product design and development;
•	Product testing;
•	Product manufacturing;
•	Product safety;
•	Product labeling;
•	Product storage;
•	Recordkeeping;
•	Pre-market clearance or approval;
•	Advertising and promotion;
•	Production;
•	Product sales and distribution; and
•	Complaint Handling.

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

The following table details the indications for which we received a 510(k) clearance for our products and when these clearances were received.

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudofolliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment of Onychomycosis for the clearance of nails

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with our pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt - for deep heating for the temporary relief of minor muscle and joint pain; and temporary improvement in the appearance of cellulite; both with a 25cm2 hand piece	April 2008

GenesisPlus - for clearance of nails that are infected with onychomycosis	April 2011

truSculpt - for deep heating for the temporary relief of minor muscle and joint pain; and temporary improvement in the appearance of cellulite; both with a 40cm2 hand piece	January 2012

Pre-Market Approval (“PMA”) Pathway

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

The primary regulatory environment in Europe is that of the European Union, which consists of a 27 countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification, which is the most current ISO certification for medical device companies, and in March 2006, March 2010, February 2011 and January 2012 we passed our ISO 13485 recertification audits.

Employees

As of December 31, 2012, we had 227 employees, compared to 200 employees as of December 31, 2011. Of the 227 employees at December 31, 2012, 85 were in sales and marketing, 54 in manufacturing operations, 42 in technical service, 24 in research and development and 22 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

In 2012, our U.S. revenue increased by approximately 37%, compared to 2011. Even though our U.S. revenue has increased in 2012, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In 2012, our U.S. revenue increased by approximately 37%, compared to 2011. Even though our U.S. revenue increased in 2012, it continues to be significantly below the pre-2009 levels due to several factors, some of which are:

•
Our Product and Upgrade average selling prices (“ASPs”) were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

•
Historically, we have introduced a new product every year since 2000, with the exception of 2009, and our revenue increases following the introduction of new products. In 2010, we launched GenesisPlus, in 2011 Excel V, and in 2012 VariLite and truSculpt. Even though we have introduced these new products and experienced sales increases as a result, there can be no assurance that we will continue to introduce a new product each year or that these products introduced will translate into increased revenue in the long term in the U.S.

Though our U.S. quarterly revenue has improved over the past seven quarters ended December 31, 2012, compared with the respective quarters in the prior year, due primarily to new product introductions, this growth was partly attributable to our U.S. direct sales force expansion, acquisition of the Iridex aesthetic business in February 2012, improved U.S. macroeconomic environment, and availability of credit at reduced interest rates. The improved macroeconomic environment also contributed to increased corporate confidence and spending. If the current economic recovery does not hold, or there is another recession in the U.S., our future revenue growth would be adversely impacted.

If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

We have had net operating losses historically and only recently became profitable, and we are unable to predict whether we will remain profitable.

Although we had a profitable fourth quarter in 2012, there is no guarantee that we will be profitable in the future.  We have a recent history of net losses and only became profitable on a quarterly basis for the first time since 2009.  Any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of sales from some of our newer products.  For example, we launched our truSculpt product in August 2012 which we anticipate will comprise significant portion of our revenues. If truSculpt does not generate expected revenues, our overall revenue will be adversely affected and we may not be able to maintain profitability.  You should not therefore rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

Our ability to sustain profitability depends on the extent to which we can maintain or increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our profitability or future losses. If we are unable to achieve adequate growth, we may not sustain profitability.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past, several of our sales professionals do not have established relationships with core market physicians (dermatologists and plastic surgeons) or where those relationships exist, they are not very strong. In addition, every year we lose some of our trained sales professionals to competitors and other industries.

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

Our gross margin (revenue less cost) declined to 54% in, 2012, compared to 57% in 2011. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. In 2012, we expanded our global direct sales force to 54 employees at December 31, 2012, from 48 at December 31, 2011. While we have added sales and marketing personnel, it may take time before our new sales representatives become productive and for the revenue that they generate to become accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield in increased revenue, we may continue to generate losses and consume cash.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In 2012, we launched truSculpt for the body contouring market and acquired VariLite for vascular and pigmented lesions. In 2011, we launched our vascular laser product – ExcelV – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceutical products and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and / or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

However, beginning in 2013, medical device manufacturers have to pay an excise tax of 2.3% on certain U.S. medical device revenues. Though there are some exceptions, this excise tax will apply to all of our products manufactured and sold within the U.S. and will adversely affect our future profitability and financial condition.

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

Our business is influenced by a range of factors that are beyond our control, including:

•	General economic and business conditions;
•	The overall demand for our products by the core market specialties of dermatologists and plastic surgeons;
•	Governmental budgetary constraints or shifts in government spending priorities;
•	General political developments;
•	Natural disasters, such as the March 2011 earthquake and tsunami in Japan; and
•	Currency exchange rate fluctuations.

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

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. For example, the March 2011 earthquake and tsunami and other collateral events in Japan adversely affected the demand for our products and services in the Japanese market.

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

International revenue represented 59% of our total revenue for the year ended December 31, 2012, compared to 61% for the same period in 2011. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

We have experienced significant turnover of our European sales team. While we continue to have a direct sales and service organization in France, and have consolidated our operations with the newly acquired aesthetic business of Iridex there, we have restructured the rest of our European operation. We shut down our direct European hub in Switzerland in December 2011 and in March 2012 we shut down our direct sales operations in Spain and the United Kingdom. We have engaged a distributor in Switzerland and are in the process of identifying new distributor partners in Spain and the United Kingdom. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

The energy-based aesthetic market faces competition from non-energy-based medical products, such as Botox, an injectable compound used to reduce wrinkles, and collagen injections. Other alternatives to the use of our products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed.

If there is not sufficient consumer demand for the procedures performed with our products, practitioner demand for our products could be inhibited, resulting in unfavorable operating results and reduced growth potential.

Continued expansion of the global market for laser and other-energy based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Except for Change of Control and Severance Agreements for our executive officers and one key employee, we do not have employment contracts with any of our officers or other key employees. Any of our officers and other key employees may terminate their employment at any time. We do not have a succession plan in place for each of our officers and key employees. In addition, we do not maintain “key person” life insurance policies covering any of our employees. The loss of any of our senior management team members could weaken our management expertise and harm our business.

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees are critical factors in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. The staff we hire to perform administrative functions may be become stretched due to our increased growth and they may not be able to perform their jobs effectively or efficiently as a result. We may face particularly significant challenges and risks in hiring, training, managing and retaining engineering and sales and marketing employees. Failure to attract, train and retain personnel, particularly technical and sales and marketing personnel, would materially harm our ability to compete effectively and grow our business.

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

Medical devices may be marketed in the United States only for the indications for which they are approved or cleared by the FDA. For example, up until April 2011 our recently introduced GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S.; however we could only market it internationally for the treatment of toenail fungus as it has a CE Mark approval. In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the clearance of nails that are infected with toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising Titan and Pearl Fractional in the United States for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We had a full quality system audit in 2008 and an FDA audit of compliance with laser performance standards in 2010 and a full quality system audit plus laser performance standard audit in August 2011 and a full quality system audit in October 2012. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

If we modify one of our FDA-approved devices, we may need to seek re-approval, which, if not granted, would prevent us from selling our modified products or cause us to redesign our products.

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. For example, we designed a larger 40cm2 hand piece for our truSculpt product and had to get that approved by the FDA before we could market it, which approval was received in January 2012. We may not be able to obtain additional 510(k) clearance or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability.

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

In 2010 and 2011, we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. Commencing in the fourth quarter of 2011, we began to distribute in Japan a Q-switched laser product manufactured by a third party OEM. In the first quarter of 2010, we entered into an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. This agreement requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing Obagi products to physicians in Japan. Finally, we also have an agreement with Merz Aesthetics to distribute its Radiesse® dermal filler product in Japan.

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

We cannot provide any assurances that we will realize the anticipated benefits from the Iridex aesthetic acquisition or that we will not have to record an impairment charge with respect to the intangible assets related to this acquisition.

On February 2, 2012, we completed the acquisition of certain assets of IRIDEX Corporation’s global aesthetic business. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, we recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into our business in the future. At December 31, 2012, we have net intangible assets of $2.3 million and $1.3 million of goodwill. While the integration of the operations, service business and the VariLite product has been completed, we cannot provide any assurances that we will ultimately realize the anticipated benefits from this acquisition.

Identifiable intangible assets and goodwill are subject to impairment testing and are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. We evaluate the recoverability of the carrying value of the identifiable intangibles based on future estimated undiscounted cash flows. If the future estimated undiscounted cash flows or the significant operating assumptions upon which they are based, change in the future, we may be required to recognize an impairment charge in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

Should conditions and estimates used for recording the identifiable intangibles and goodwill be different from management’s original estimates, material write-downs of long-lived assets and / or goodwill may be required, which would adversely affect our operating results and could negatively impact our stock price.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2012, our balance in marketable investments was $62 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2012 would have potentially decreased by approximately $745,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of February 19, 2013, approximately 39% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

From time to time we evaluate potential strategic acquisitions of complementary businesses, products or technologies. We may also consider joint ventures and other collaborative projects. We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations and we may incur significant legal, accounting and banking fees in connection with such a transaction. In addition, if we purchase a company that is not profitable, our cash balances may be reduced or depleted. We have limited experience as a team with acquiring companies and products. If we decide to expand our product offerings beyond laser and other energy-based products, we may spend time and money on projects that do not increase our revenue. Any cash acquisition we pursue would diminish our available cash balances to us for other uses, and any stock acquisition could be dilutive to our stockholders.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2012, we had 24 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in U.S. dollars may be cheaper or more expensive relative to products of our foreign competitors, which could result in volatility in our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar, and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations.

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

These provisions, as well as Change of Control and Severance Agreements entered into with each of our executive officers and one key employee, might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and U.S. operations are located in an approximately 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires on December 31, 2017. In addition, we have leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,878	Two leases, one of which expires in December 2013 and one which expires in March 2015.
France	Approximately 2,239	One lease which expires in October 2021 but can be terminated with six months’ notice prior to October 2015 and 2018.

We believe that these facilities are adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending litigation that we believe will have a material impact to our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 28, 2013, the closing sale price of our common stock was $12.90 per share.

Common Stockholders

We had 10 stockholders of record as of February 28, 2013. Since many stockholders choose to hold their shares under the name of their brokerage firm we believe the actual number of stockholders was approximately closer to 2,300 shareholders.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2012		2011
	High	Low	High	Low
4th Quarter	$9.77	$7.34	$7.93	$6.96
3rd Quarter	7.60	6.46	8.74	7.03
2nd Quarter	9.13	6.47	9.46	7.59
1st Quarter	9.67	7.09	9.94	8.08

 Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2007 through December 31, 2012 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period.

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

Sales of Unregistered Securities

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2012	2011	2010	2009	2008
Net revenue	$77,277	$60,290	$53,274	$53,682	$83,379
Cost of revenue	35,737	25,978	23,058	21,759	32,358
Gross profit	41,540	34,312	30,216	31,923	51,021
Operating expenses:
Sales and marketing	28,664	25,499	24,735	24,286	35,354
Research and development	8,427	9,141	7,004	6,810	7,550
General and administrative	11,276	10,104	9,576	10,320	11,270
Litigation settlement	—	—	—	850	—
Total operating expenses	48,367	44,744	41,315	42,266	54,174
Loss from operations	(6,827)	(10,432)	(11,099)	(10,343)	(3,153)
Interest and other income, net	497	614	583	1,572	3,046
Other-than-temporary impairments of long-term investments	—	—	—	—	(3,554)
Loss before income taxes	(6,330)	(9,818)	(10,516)	(8,771)	(3,661)
Provision (benefit) for income taxes	218	243	2	8,908	(792)
Net Loss	$(6,548)	$(10,061)	$(10,518)	$(17,679)	$(2,869)
Net Loss available to common stockholders used in basic net income per share	$(6,548)	$(10,061)	$(10,518)	$(17,679)	$(2,869)
Net Loss per share:
Basic and diluted	$(0.46)	$(0.73)	$(0.78)	$(1.33)	$(0.22)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,089	13,807	13,540	13,279	12,770

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2012	2011	2010	2009	2008
Cash and cash equivalents	$23,546	$14,020	$12,519	$22,829	$36,540
Marketable investments	62,026	74,666	77,484	76,780	60,653
Long-term investments	—	3,027	6,784	7,275	9,627
Working capital (current assets less current liabilities)	88,788	89,075	90,339	96,015	101,644
Total assets	112,794	111,353	111,805	121,352	137,476
Retained earnings (accumulated deficit)	(9,873)	(3,325)	6,736	17,254	31,410
Total stockholders’ equity	90,774	91,567	95,417	100,853	112,108

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2012. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause our results to differ materially from those in our forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors commencing on page 17. We encourage you to read that section carefully as well as other risks detailed from time to time in our filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•
Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
•	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.
•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2012.

Executive Summary

Company Description. We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on eight platforms — CoolGlide®, Xeo®, Solera®, GenesisPlusTM, ExcelVTM, myQTM, VariLiteTM and truSculptTM— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems, which we treat as Upgrade revenue. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan and truSculpt hand piece refills, and dermal fillers and cosmeceuticals. In February 2012, we acquired certain assets of IRIDEX Corporation’s global aesthetic business and added their VariLite product and their service business into our operations.

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

International sales are generally made through direct sales employees and a worldwide distributor network in over 60 countries. Outside of the United States, we have a direct sales presence in Australia, Canada, France and Japan.

Products. Our revenue is derived from the sale of Products, Upgrades, Service, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceutical products. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console.

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of recurring revenue which we classify as Upgrade revenue. Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as ‘refilling’ the hand piece. In Japan, we distribute Merz Pharma GmbH’s (“Merz”) Radiesse® dermal filler product; and Obagi Medical Products, Inc.’s (“Obagi”) cosmeceutical products.

Significant Business Trends. We believe that our ability to grow revenue will be primarily dependent on the following:

•	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
•	Ongoing investment in our global sales and marketing infrastructure.
•	Use of clinical results to support new aesthetic products and applications.
•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
•	Customer demand for our products.
•	Consumer demand for the application of our products.
•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
•	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceutical products.

Our U.S. revenue increased by 37% and our international revenue increased by 23% in 2012, compared to 2011. We believe the increase in U.S. revenues was attributable to several factors, including:

•	Continued growth of ExcelV shipments, which began shipping in the second quarter of 2011.
•	Commencement of truSculpt shipments in the third quarter of 2012.
•	Incremental revenue from the Iridex aesthetic acquisition in February 2012.
•	Expansion of our direct sales force in the United States.
•	Improvements in the U.S. macroeconomic environment.

Our total international revenue increased by 23% in 2012, compared to 2011, and represented 59% of our total revenue. The international revenue growth was sourced primarily from Japan, France, and several of our international distributor countries. In Japan, our revenue increased by 19%, primarily as a result of Product sales and continued growth from our Dermal fillers and cosmeceuticals business.

Our gross margin declined to 54% in 2012, compared to 57% in 2011, which was attributable to several factors, including:

•	A product mix shift towards lower margin products;
•	An increase in Service revenue primarily as a result of the acquisition of the Iridex service business that has a lower margin than our blended margin; and
•	An increase in sales through distributors, which typically has a lower margin than our direct revenue.

Our sales and marketing expenses increased to $28.7 million in 2012, compared with $25.5 million in 2011.  This increase was associated with higher personnel expenses and an increase in travel and entertainment expenses associated with the increase in revenue, along with increased product demonstration related expenses. As a percentage of net revenue, our 2012 sales and marketing expenses declined to 37%, compared to 42% in 2011, due to the higher revenue in 2012.

Our research and development, or R&D, expenses decreased to $8.4 million in 2012, compared with $9.1 million in 2011. This decrease was associated with reduced personnel expenses resulting primarily from lower headcount and a decrease in material spending due to the timing, complexity and material component costs of the product being developed. As a percentage of net revenue, R&D expenses decreased to 11% in 2012, compared to 15% in 2011 due primarily to the higher revenue in 2012.

Our general and administrative, or G&A, expenses increased to $11.3 million in 2012, compared with $10.1 million in 2011. This increase was due primarily to approximately $527,000 of non-recurring integration expenses associated with the Iridex business acquisition, higher legal and accounting fees and increase personnel expenses, partially offset by a decrease in facility costs – associated with the relocation of one of our Japan offices and the closure of our Switzerland (in 2011) and Spanish offices (March 2012). As a percentage of net revenue, G&A expenses decreased to 15% in 2012, compared to 17% in 2011, due to the higher revenue in 2012.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates are as follows:

Revenue Recognition

We recognize revenue from the sale of Products, Upgrades, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceuticals when title and risk of ownership has been transferred, provided that:

•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The fee is fixed or determinable; and
•	Collectability is reasonably assured.

Determination of whether persuasive evidence of an arrangement exists and whether delivery has occurred or services have been rendered, are based on management’s evaluation regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectability of those fees. In instances where final acceptance of the product is specified by the customer or collectability has not been reasonably assured, revenue is deferred until the later of meeting all acceptance criteria or the cash receipt.

We frequently enter into revenue arrangements that contain multiple elements or deliverables such as system and services. Judgments are required as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement. For multiple element arrangements entered into on or after January 1, 2010, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for our systems, the allocation of revenue has been based on our best estimate of selling prices (“BESP”). The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis.  We determine BESP for our deliverables by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions.  Typically, for our sales transactions involving systems and services, we deliver all system components to the customer at the same time and we defer the revenue for any undelivered the service component of the arrangement.  Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract.  Service revenue, not under a service contract, is recognized as the services are provided.

Stock-based Compensation Expense

Stock options

We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include:

•	Estimating the length of time employees will retain their vested stock options before exercising them (“expected term”);
•	Estimated volatility of our common stock price over the expected term;
•	Number of options that will ultimately not complete their vesting requirements (“forfeiture rate”); and
•	Expected risk-free interest rate and dividend rate over the expected term.

The assumptions for expected volatility and expected term are the two assumptions that significantly affect the grant date fair value.

The expected term represents the weighted-average period that our stock options are expected to be outstanding. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. We use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns.

We estimate volatility based on historical volatility and we also consider implied volatility when there is sufficient volume of freely traded options with comparable terms and exercise prices in the open market.

U.S. GAAP requires us to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on our reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than previously estimated forfeiture rate, we may make an adjustment that will result in a decrease to the expense recognized in the financial statements during the period when the rate was changed. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

Changes in expected risk-free interest rate and dividend rate do not significantly impact the calculation of fair value, and determining this input is not highly subjective.

Changes in the subjective assumptions of expected term, volatility and forfeiture rate can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Income.

Restricted Stock Units

We grant restricted stock unit (“RSU”) awards to our management employees, officers and directors. RSUs are measured based on the fair market values of the underlying stock on the dates of grant and the stock based compensation expense is recognized over the vesting period using the straight-line method. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid.

Performance Stock Units

Performance stock unit (“PSU”) awards were granted in 2012 for the first time to our officers. PSUs are issued at target and the final award amount is determined at the end of the performance period, subject to the recipient’s continued service through that date. PSUs are measured based on the fair market value on the dates of grant of the target number of underlying shares. Stock based compensation expense is recognized over the vesting period using the straight-line method and the expected degree of achievement of the performance goals. At the vest date, we will issue fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by us on behalf of our officers. As a result, the actual number of shares issued will be fewer than the actual number of PSUs outstanding. Furthermore, we will record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid.

Intangible Assets.

Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include sub-licenses and those acquired in conjunction with an acquisition in 2012. All of our identifiable intangibles have finite lives.

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

Identifiable intangible assets with finite lives are subject to impairment testing and are reviewed for impairment when events or circumstances indicate that such assets may not be recoverable at their carrying value. We evaluate the recoverability of the carrying value of these identifiable intangibles based on estimated undiscounted cash flows to be generated from such assets. If the cash flow estimates or the significant operating assumptions upon which they are based change in the future, we may be required to record additional impairment charges. When events or changes in circumstances indicate that the carrying amount of long-lived assets may not be recoverable, we recognize such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets.

The valuation and classification of intangible assets and goodwill and the assignment of useful amortization lives for the intangible assets involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2012, 2011, and 2010. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

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

Our effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the United States. The effective tax rate was approximately (3)% in 2012, (2)% in 2011, and 0% in 2010. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates and being higher in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2012, we had an aggregate of approximately $2.9 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. Depending on the timing and nature of the distribution, if the total undistributed earnings of foreign subsidiaries were remitted while the Company is able to utilize its net operating losses, it is likely there would be no material additional tax resulting from the distribution.

Our deferred tax assets are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We have fully reserved our U.S. federal and state deferred tax assets due to our history of operating losses.

Litigation

We have been, and may in the future become, subject to legal proceedings related to securities litigation, intellectual property, product liability claims, contractual disputes and other matters. Based on all available information at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable loss. If losses are probable and reasonably estimable, we record an estimated liability.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2012	2011	2010

Net revenue	100%	100%	100%
Cost of revenue	46%	43%	43%
Gross profit	54%	57%	57%
Operating expenses:
Sales and marketing	37%	42%	47%
Research and development	11%	15%	13%
General and administrative	15%	17%	18%
Total operating expenses	63%	74%	78%
Loss from operations	(9)%	(17)%	(21)%
Interest and other income, net	1%	1%	1%
Loss before income taxes	(8)%	(16)%	(20)%
Provision for income taxes	—%	1%	—%
Net loss	(8)%	(17)%	(20)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2012	% Change	2011	% Change	2010
Revenue mix by geography:
United States	$31,949	37%	$23,313	21%	$19,337
Percent of total	41%		39%		36%

Japan	$17,826	19%	$15,019	10%	$13,625
Asia, excluding Japan	8,902	79%	4,984	(3)%	5,131
Europe	4,958	39%	3,571	(38)%	5,801
Rest of the world	13,642	2%	13,403	43%	9,380
Total international revenue	45,328	23%	36,977	9%	33,937
Percent of total	59%		61%		64%

Total consolidated revenue	$77,277	28%	$60,290	13%	$53,274

Revenue mix by product category:
Products	$46,762	39%	$33,703	21%	$27,808
Upgrades	2,843	(19)%	3,505	(27)%	4,824
Service	17,220	28%	13,411	1%	13,231
Titan and truSculpt hand piece refills(1)	4,807	3%	4,686	21%	3,863
Dermal fillers and cosmeceuticals	5,645	13%	4,985	41%	3,548
Total consolidated revenue	$77,277	28%	$60,290	13%	$53,274

(1)	In the fourth quarter of 2012, we commenced shipments of our truSculpt hand piece refills.

Revenue by Geography:

 In 2012 our net revenue increased by 28%, compared to 2011, and in 2011 it increased by 13%, compared to 2010.

Our U.S. revenue increased by 37% in 2012, compared to 2011. We believe the increase in U.S. revenues in 2012, compared to 2011, was attributable to several factors, including:

•	Continued growth of ExcelV shipments, which began shipping in the second quarter of 2011.
•	Commencement of truSculpt shipments in the third quarter of 2012.
•	Incremental revenue from the Iridex aesthetic acquisition in February 2012.
•	Expansion of our direct sales force in the United States in 2012, compared to 2011.
•	Improvements in the U.S. macroeconomic environment.

Our U.S. revenue increased by 21% in 2011, compared to 2010, which we believe was attributable to several factors, including:

•	FDA clearance of our GenesisPlus system for onychomycosis, or toenail fungus, in April 2011.
•	Commencement of ExcelV shipments in the second quarter of 2011.
•	Effective U.S. sales management changes implemented in early 2011.

International revenues increased by 23% in 2012, compared to 2011, and increased by 9% in 2011, compared to 2010. The growth in our international revenue in 2012 was derived from higher product revenue in Japan, France, several of our international distributor countries and by higher Dermal fillers and cosmeceuticals sales in Japan. In 2011our total international revenue increased by 9%, with growth being sourced primarily from Australia, Canada and Japan, partially offset by declines in Europe.

Revenue by Product Category:

Our product revenue increased by 39% in 2012 and by 21% in 2011, compared to the respective prior year periods. The 2012 increase in product revenue was primarily attributable to the continued growth of ExcelV shipments, which began shipping in 2011, the commencement of truSculpt shipments in the third quarter of 2012 and incremental revenue from the Iridex aesthetic acquisition in February 2012. The 2011 increase in product revenue was primarily attributable to the U.S. FDA clearance of the GenesisPlus system for toenail fungus in April 2011 and the commencement of ExcelV shipments in the second quarter of 2011.

Upgrade revenue decreased by 19% in 2012 and by 27% in 2011, compared to the respective prior year periods. Prior to 2009, we introduced new products that allowed existing customers to upgrade their previously purchased systems to obtain benefits from the additional capabilities, which drove our upgrade revenue. However, since 2008 we have not introduced any new products that our customers could purchase as an upgrade to their previously purchased system. Instead, we have launched new standalone products (GenesisPlus in 2010, ExcelV in 2011 and truSculpt in 2012), which has resulted in a decline of our upgrade revenue since 2008.

Our service revenue increased by 28% in 2012 and by 1% in 2011, compared to the respective prior year periods. The ratable recognition of service contract fees is the primary component of our service revenue. The increase in 2012 was primarily the result of the Iridex business acquisition. The increase in 2011 was the result of higher international service revenue being partially offset by a decline in U.S. service revenue.

Our Titan and truSculpt hand piece refill revenue increased by 3% in 2012 and by 21% in 2011, compared to the respective prior year periods. The increase in 2012 was due primarily to the introduction of truSculpt refills in the fourth quarter of 2012. The increase in 2011 was due primarily to the partial recovery of our Titan refill revenue following the voluntary recall of our Titan XL hand piece commencing in the second quarter of 2010, in which we provided our eligible customers with a fully “refilled” Titan XL hand piece, which delayed their purchase of a refill.

Our Dermal filler and cosmeceutical business increased by 13% in 2012, compared to 2011, and by 41% in 2011 compared to 2010. This increase was due primarily to the higher number of customers purchasing Obagi products, which we began distributing in Japan in the first quarter of 2010, and due to the expansion of cosmeceutical product lines being distributed.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2012	% Change	2011	% Change	2010
Gross Profit	$41,540	21%	$34,312	14%	$30,216
As a percentage of total revenue	54%		57%		57%

Our cost of revenue consists primarily of materials, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue declined to 54% in 2012, compared to 2011, which was primarily attributable to the following:

•	A product mix shift towards lower margin products;
•	An increase in Service revenue primarily as a result of the acquisition of the Iridex service business that has a lower margin than our blended margin; and
•	An increase in sales through distributors, which typically has a lower margin than our direct revenue.

Our gross margin as a percentage of net revenue remained flat at 57% in 2011, compared to 2010, which was primarily attributable to the following:

•	An improvement of our 2011 margins for Titan refill revenue, given 2011 did not have costs associated with the recall of certain Titan XL hand pieces in 2010;
•	An increase of $823,000 of Titan refill revenue, for which we traditionally earn a higher gross margin than our blended total gross margin percentage;
•	Improved gross margin on our Dermal fillers and cosmeceutical products sold in Japan, due to higher average selling prices resulting from favorable foreign exchange rates; which was offset by
•	Lower gross margins for our Product revenue, resulting from an unfavorable product mix towards lower margin products.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2012	% Change	2011	% Change	2010
Sales and marketing	$28,664	12%	$25,499	3%	$24,735
As a percentage of total revenue	37%		42%		47%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses increased $3.2 million in 2012, compared to 2011, which was primarily attributable to the following:

•	$2.2 million increase in personnel expenses attributable primarily to higher headcount and commission expenses due to the higher revenue;
•	$660,000 of higher product demonstration related expenses; and
•	$418,000 increase in travel, entertainment and sales meeting expenses due to increased headcount and sales activity.

In 2011, sales and marketing expenses increased by $764,000 compared to 2010. This increase was primarily attributable to:

•	$988,000 increase in personnel expenses attributable primarily to higher commission expenses as a result of the higher revenue;
•	$541,000 increase in travel, entertainment and sales meeting expenses due to increased sales activity; offset by
•	Reduced promotional and marketing related spending of approximately $781,000 attributable to fewer workshops, lower spending on public relations and other marketing activities.

Sales and marketing expenses as a percentage of net revenue, decreased to 37% in 2012, compared to 42% in 2011 and 47% in 2010. The decrease in 2012 was due primarily to a larger increase in our revenue, compared to the increase in expenses, in 2012.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2012	% Change	2011	% Change	2010
Research and development	$8,427	(8)%	$9,141	31%	$7,004
As a percentage of total revenue	11%		15%		13%

Research and development expenses consist primarily of personnel expenses, clinical, regulatory and material costs. R&D expenses decreased $714,000 in 2012, compared to 2011, which was primarily attributable to:

•	$444,000 decrease in personnel expenses due to lower headcount; and
•	A decrease in material spending of $107,000 due to the timing, complexity and material component costs of the product being developed.

In 2011, R&D expenses increased by $2.1 million, compared to 2010, which primarily attributable to:

•
$1.8 million increase in personnel expenses due to higher headcount and higher consulting fees of $367,000, both, to ramp up the research, development and clinical support of our new products; offset by

•	A decrease in material spending of $165,000.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2012	% Change	2011	% Change	2010
General and administrative	$11,276	12%	$10,104	6%	$9,576
As a percentage of total revenue	15%		17%		18%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $1.2 million in 2012, compared to 2011, which was primarily attributable to:

•	$527,000 of non-recurring integration expenses associated with the Iridex business acquisition;
•	$366,000 of higher legal fees and costs of settlements;
•	$207,000 of higher accounting fees;
•	$187,000 of higher personnel expenses; partially offset by,
•	$162,000 decrease in facilities costs due the relocation of our offices in Tokyo, Japan and the closure of our office in Switzerland in 2011which did not reoccur in 2012.

In 2011, G&A expenses increased by $528,000, compared to 2010. This increase was primarily attributable to:

•	$162,000 increase in facility costs due to the relocation of our offices in Tokyo, Japan and the closure of our office in Switzerland;
•	$143,000 increase in legal fees primarily associated with business development activities including the acquisition of assets from Iridex; and
•	$137,000 increase in bad debt expense attributable to a reduced benefit associated with doubtful debt recoveries in 2010, which did not recur in 2011.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2012	% Change	2011	% Change	2010
Interest income	$481	(19)%	$594	10%	$539
Other income (expense), net	16	(20)%	20	(55)%	44
Total interest and other income, net	$497	(19)%	$614	5%	$583

Interest income decreased 19% in 2012, compared to 2011, and increased 10% in 2011, compared to 2010. The decrease in interest income in 2012 was primarily attributable to a decrease in our cash, cash equivalents and marketable investments balances. The increase in interest income in 2011 was primarily attributable to improved yields on our investments as a result of shifting some investments to higher yielding corporate debt instruments, versus municipal bonds. Our cash, cash equivalents, marketable investments and long-term investments were $85.6 million at December 31, 2012, $91.7 million at December 31, 2011 and $96.8 million at December 31, 2010.

Provision for Income Taxes

	Year Ended December 31,
(Dollars in thousands)	2012	$ Change	2011	$ Change	2010
Loss before income taxes	$(6,330)	$3,488	$(9,818)	$698	$(10,516)
Provision for income taxes	218	(25)	243	241	2
Effective tax rate	(3)%		(2)%		0%

Despite a loss before income taxes, we recorded an income tax provision of $218,000, $243,000, and $2,000 in 2012, 2011 and 2010, respectively. Our tax provision is primarily related to foreign tax expenses, as a full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during the years.

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

	As of December 31,
(Dollars in thousands)	2012	2011	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$23,546	$14,020	$9,526
Marketable investments	62,026	74,666	(12,640)
Long-term investments	—	3,027	(3,027)
Total	$85,572	$91,713	$(6,141)

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2012	2011	2010
Cash flows provided by (used in):
Operating activities	$(2,300)	$(5,168)	$(8,059)
Investing activities	10,153	5,287	(2,777)
Financing activities	1,673	1,382	526
Net increase (decrease) in cash and cash equivalents	$9,526	$1,501	$(10,310)

Cash Flows from Operating Activities

We used net cash of $2.3 million in operating activities during 2012, which was primarily attributable to:

•	$3.7 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended December 31, 2012, compared to the same period in 2011;
•
$1.9 million used from net loss of $6.5 million after adjusting for non-cash related items of $4.7 million, consisting primarily of  stock-based compensation expense of $3.2 million and depreciation and amortization expense of $1.6 million; partially offset by

•
$1.9 million generated from an increase in deferred revenue due primarily to an increase in our service business following the acquisition of the Iridex aesthetic customer base and a two-for-one service contract pricing promotion; and

•	$1.2 million generated from the reduction of inventories resulting from the increase in revenue in 2012.

We used net cash of $5.2 million in operating activities during 2011, which was primarily attributable to:

•
 $5.4 million used from net loss of $10.1 million after adjusting for non-cash related items of $4.7 million, consisting primarily of stock based compensation expense of $3.9 million and depreciation and amortization expense of $637,000;

•	$4.3 million used to increase inventory relating primarily to raw materials and finished goods associated with the ramp up of our recently introduced products — GenesisPlus and Excel V;
•
$1.0 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended December 31, 2011, compared to the same period in 2010; partially offset by

•
$3.0 million generated from an increase in accrued liabilities relating primarily to an increase in accrued but unpaid personnel costs of $1.1 million, increased customer deposits of $923,000 and an increase in accrued warranty expenses of $325,000 due to the increase in revenue in 2011;

•
$2.6 million generated from the reduction of other current assets, primarily from the receipt of a U.S. income tax refund of $1.2 million and $1.3 million amortization of discounts and purchased interest relating to our marketable investments; and

•	$1.3 million increase in accounts payable.

Cash Flows from Investing Activities

We generated net cash of $10.2 million from investing activities in 2012, which was primarily attributable to:

•	$74.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$58.8 million of cash used to purchase marketable investments;
•	$5.1 million of cash used for the Iridex acquisition; and
•	$516,000 of cash used to purchase property and equipment.

We generated net cash of $5.3 million from investing activities in 2011, which was primarily attributable to:

•	$69.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$63.1 million of cash used to purchase marketable investments; and
•	$751,000 of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2012 was $1.7 million, which resulted from the issuance of stock through our stock option and employee stock purchase plans.

Net cash provided by financing activities in 2011 was $1.4 million, which resulted from $1.36 million of cash generated by the issuance of stock through our stock option and employee stock purchase plans and $22,000 of excess tax benefits related to stock-based compensation expenses reclassified from operating activities to financing activities.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $85.6 million as of December 31, 2012. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years.

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility leases as of December 31, 2012:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$7,607	$1,759	$3,184	$2,664	$—

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2012. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $412,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of December 31, 2012. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of December 31, 2012 and 2011,assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $745,000 and $608,000 respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2012, 2011 and 2010 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	73

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cutera, Inc.

We have audited the accompanying consolidated balance sheets of Cutera, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2012. Our audit also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutera, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cutera, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cutera, Inc.

We have audited Cutera, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cutera, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cutera, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of Cutera, Inc. and our report dated March 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 15, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cutera, Inc.:

In our opinion, the consolidated balance sheet as of December 31, 2011 and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and of cash flows for each of the two years in the period ended December 31, 2011, present fairly, in all material respects, the financial position of Cutera, Inc. and its subsidiaries at December 31, 2011, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended December 31, 2011 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
San Jose, CA
March 15, 2012

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$23,546	$14,020
Marketable investments	62,026	74,666
Accounts receivable, net of allowance for doubtful accounts of $0 and $20, respectively	8,841	5,193
Inventories	11,114	10,729
Deferred tax asset	40	55
Other current assets and prepaid expenses	1,439	1,432
Total current assets	107,006	106,095
Property and equipment, net	933	853
Long-term investments	—	3,027
Deferred tax asset, net of current portion	553	446
Intangibles, net	2,566	446
Goodwill	1,339	—
Other long-term asset	397	486
Total assets	$112,794	$111,353
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,107	$2,573
Accrued liabilities	9,493	9,262
Deferred revenue	6,618	5,185
Total current liabilities	18,218	17,020
Deferred rent	1,288	1,448
Deferred revenue, net of current portion	2,102	840
Income tax liability	412	478
Total liabilities	22,020	19,786
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value Authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 14,233,476 and 13,948,395 shares at December 31, 2012 and 2011, respectively	14	14
Additional paid-in capital	100,552	95,719
Accumulated deficit	(9,873)	(3,325)
Accumulated other comprehensive income (loss)	81	(841)
Total stockholders’ equity	90,774	91,567
Total liabilities and stockholders’ equity	$112,794	$111,353

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net revenue:
Products	$60,057	$46,879	$40,043
Service	17,220	13,411	13,231
Total net revenue	77,277	60,290	53,274
Cost of revenue:
Products	26,911	17,545	15,805
Service	8,826	8,433	7,253
Total cost of revenue	35,737	25,978	23,058
Gross profit	41,540	34,312	30,216
Operating expenses:
Sales and marketing	28,664	25,499	24,735
Research and development	8,427	9,141	7,004
General and administrative	11,276	10,104	9,576
Total operating expenses	48,367	44,744	41,315
Loss from operations	(6,827)	(10,432)	(11,099)
Interest and other income, net	497	614	583
Loss before income taxes	(6,330)	(9,818)	(10,516)
Provision for income taxes	218	243	2
Net loss	$(6,548)	$(10,061)	$(10,518)

Net loss per share:
Basic and diluted	$(0.46)	$(0.73)	$(0.78)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,089	13,807	13,540

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net loss	$(6,548)	$(10,061)	$(10,518)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	959	723	(20)
Less: Reclassification adjustment for (gains) losses on investments recognized during the year	(19)	(5)	(74)
Net change in unrealized gain (loss) on available-for-sale investments	940	718	(94)
Tax provision (benefits)	18	(197)	—
Other comprehensive income (loss), net of tax	922	915	(94)
Comprehensive loss	$(5,626)	$(9,146)	$(10,612)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional	Retained Earnings	Accumulated Other	Total
	Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Income (loss)	Stockholders’ Equity

Balance at December 31, 2009	13,436,163	$13	$85,248	$17,254	$(1,662)	$100,853
Issuance of common stock for employee purchase plan	43,859	—	306	—	—	306
Exercise of stock options	90,362	1	337	—	—	338
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	59,329	—	(126)	—	—	(126)
Stock-based compensation expense	—	—	4,650	—	—	4,650
Tax benefit from exercises of stock-based payment awards	—	—	8	—	—	8
Net loss	—	—	—	(10,518)	—	(10,518)
Net change in unrealized gain (loss) on available-for-sale investments (net of full valuation allowance on tax effect)	—	—	—	—	(94)	(94)
Balance at December 31, 2010	13,629,713	14	90,423	6,736	(1,756)	95,417
Issuance of common stock for employee purchase plan	45,161	—	276	—	—	276
Exercise of stock options	207,624	—	1,230	—	—	1,230
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	65,897	—	(146)	—	—	(146)
Stock-based compensation expense	—	—	3,907	—	—	3,907
Tax benefit from exercises of stock-based payment awards	—	—	29	—	—	29
Net loss	—	—	—	(10,061)	—	(10,061)
Net change in unrealized gain (loss) on available-for-sale investments (net of $197 of tax benefit)	—	—	—	—	915	915
Balance at December 31, 2011	13,948,395	14	95,719	(3,325)	(841)	91,567
Issuance of common stock for employee purchase plan	46,982	—	289	—	—	289
Exercise of stock options	211,551	—	1,480	—	—	1,480
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	26,548	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	3,159	—	—	3,159
Tax benefit from exercises of stock-based payment awards	—	—	6	—	—	6
Net loss	—	—	—	(6,548)	—	(6,548)
Net change in unrealized gain (loss) on available-for-sale investments (net of $18 of tax provision)	—	—	—	—	922	922
Balance at December 31, 2012	14,233,476	$14	$100,552	$(9,873)	$81	$90,774

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(6,548)	$(10,061)	$(10,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,160	3,907	4,650
Tax benefit (deficit) from stock-based compensation	6	29	8
Excess tax benefit related to stock-based compensation	(6)	(22)	(8)
Depreciation and amortization	1,606	637	717
Other	(87)	107	(77)
Changes in assets and liabilities:
Accounts receivable	(3,690)	(1,000)	(759)
Inventories	1,167	(4,281)	(275)
Other current assets and prepaid expenses	859	2,604	2,314
Other long-term assets	89	(486)	—
Accounts payable	(466)	1,277	215
Accrued liabilities	(177)	2,970	(2,646)
Deferred rent	(62)	45	(200)
Deferred revenue	1,915	(895)	(1,208)
Income tax liability	(66)	1	(272)
Net cash used in operating activities	(2,300)	(5,168)	(8,059)
Cash flows from investing activities:
Acquisition of property and equipment	(516)	(751)	(275)
Business acquisition	(5,091)	—	—
Disposal of property and equipment	—	36	—
Proceeds from sales of marketable and long-term investments	31,564	21,198	42,830
Proceeds from maturities of marketable investments	43,009	47,935	42,505
Purchase of marketable investments	(58,813)	(63,131)	(87,837)
Net cash provided by (used in) investing activities	10,153	5,287	(2,777)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,667	1,360	518
Excess tax benefit related to stock-based compensation	6	22	8
Net cash provided by financing activities	1,673	1,382	526
Net increase (decrease) in cash and cash equivalents	9,526	1,501	(10,310)
Cash and cash equivalents at beginning of year	14,020	12,519	22,829
Cash and cash equivalents at end of year	$23,546	$14,020	$12,519
Supplemental and non-cash disclosure of cash flow information:
Cash paid (received) for income taxes	$307	$(1,345)	$272

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus, ExcelV, VariLite (acquired in 2012) and truSculpt (introduced in 2012) product platforms for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. Commencing in the fourth quarter ended December 31, 2011, the Company started distributing a Q-switched laser product called myQ in Japan, which is sourced from an original equipment manufacturer. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan and truSculpt hand piece refills, and distributing third party manufactured dermal fillers and cosmeceuticals.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, France and Japan, that market, sell and service its products outside of the United States. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, fair values of long-term investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale. The Company may, or may not, hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, it occasionally sells these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, based on the provisions of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) topic 210, subtopic 10, securities with maturities beyond 12 months (such as variable rate demand notes) are classified as current assets under the caption marketable investments in the accompanying Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

Prior to December 31, 2012 the Company held a variety of interest bearing auction rate securities (“ARS”) that represented investments in pools of student loan assets issued by the Federal Family Education Loan Program (“FELP”). Since 2008, uncertainties in the credit markets affected the majority of ARS investments and auctions for the Company’s investments in these securities had failed to settle on their respective settlement dates. However, as of December 31, 2012,  all outstanding ARS had been redeemed at full par value.

As of December 31, 2012 and 2011, the Company had $0 million and $3.0 million, respectively, of fair valued ARS classified as long-term investments.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2012, 2011, and 2010.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of our products.

The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with three major financial institutions in the United States. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the amount of insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, believes that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Accounts receivable are typically unsecured and are derived from revenue earned from worldwide customers. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. As of December 31, 2012 and 2011 no single customer represented more than 10% of net accounts receivable as of December 31, 2012 and 2011.

During the years ended December 31, 2012, 2011, and 2010, domestic revenue accounted for 41%, 39%, and 36%, respectively, of total revenue, while international revenue accounted for 59%, 61%, and 64%, respectively, of total revenue, for each of the years. No single customer represented more than 10% of total revenue for the years ended December 31, 2012, 2011, and 2010.

The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technology innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability, Food and Drug Administration and/ or international regulatory approvals required for new products and compliance with government regulations.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a standard cost basis (which approximates actual cost on a first-in, first-out basis) and market being determined as the lower of replacement cost or net realizable value.

The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over their estimated economic life of two years. Amortization expense related to demonstration units is recorded in cost of revenue or in the respective operating expense line based on which function and purpose for which it is being used for. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to cost of revenue.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives
Leasehold improvements	Lesser of useful life or term of lease
Equipment and furniture	3 years
Computer equipment	3 years

Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Depreciation expense related to property, equipment and leasehold improvements was $436,000, $446,000 and $525,000 in 2012, 2011, 2010.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased technology sub-licenses and those acquired in conjunction with an asset acquisition in February 2012 including, existing customer relationships, product portfolio and a manufacturing process for the products acquired. All identifiable intangibles have finite lives and are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives, which range from approximately 11 months to 10 years.

Impairment of Long-lived Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The Company does not have intangible assets with indefinite useful lives other than goodwill. Goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2012, there has been no impairment of goodwill.

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. No impairment losses were incurred in the periods presented.

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

Multiple-element arrangements

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The Company determined that its multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: system and upgrade sales; and service contracts.

For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices would be based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on estimated selling price (“ESP”) when VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue has been based on the Company’s ESPs. The objective of ESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines ESP for its systems by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer, and market conditions. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2012, 2011, and 2010 was $17.2 million, $13.4 million, and $13.2 million, respectively.

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

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses were $1.3 million in both 2012and 2011, and $947,000 in 2010.

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions under U.S. GAAP. The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates, net of the statutory withholding requirements to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, the Company records the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when the shares are issued. Also, the Company recognizes stock-based compensation using the straight-line method.

U.S. GAAP requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for stock-based awards for options exercised and RSUs vested during the period.(excess tax benefits) to be classified as financing cash flows.

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

Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to our valuation allowance are appropriate. In making this evaluation, the Company relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and its forecasts of future earnings, the latter two of which involve the exercise of significant judgment. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax asset due to a history of operating losses.

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

Computation of Net Income per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of employee stock options.

U.S. GAAP requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional-paid-in-capital (“APIC”) when the award becomes deductible are all assumed to be used to repurchase shares.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income consisted solely of the unrealized gains or losses on the Company’s available-for-sale investments, net of tax.

Foreign Currency

The U.S. dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at the applicable period end exchange rate. Sales and operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2012. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2012.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2012 and 2011, 85% and 77% , respectively, of all long-lived assets were maintained in the United States. See Note 10 for details relating to revenue by geography.

NOTE 2—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents, marketable securities and long term investments (in thousands):

	December 31,
	2012	2011
Cash and cash equivalents:
Cash	$2,198	$2,153
Cash equivalents:
Money market funds	17,348	7,318
Commercial paper	4,000	4,549
Total cash and cash equivalents	23,546	14,020

Marketable securities:
U.S. government notes	4,009	3,665
U.S. government agencies	24,958	41,565
Municipal securities	4,206	6,134
Commercial paper	10,519	4,747
Corporate debt securities	18,334	18,555
Total marketable securities	62,026	74,666

Long-term investments in ARS	—	3,027
Total cash, cash equivalents, marketable securities and long term investments	$85,572	$91,713

The following table summarizes unrealized gains and losses related to our marketable investments and long term investments, both designated as available-for-sale (in thousands):

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Market Value
Cash and cash equivalents	$23,546	$—	$—	$23,546

Marketable investments
U.S. government notes	4,005	4	—	4,009
U.S. government agencies	24,910	48	—	24,958
Municipal securities	4,184	23	(1)	4,206
Commercial paper	10,515	4	—	10,519
Corporate debt securities	18,281	59	(6)	18,334
Total marketable securities	61,895	138	(7)	62,026

Long-term investments in ARS	—	—	—	—
Total cash, cash equivalents, marketable securities and long-term investments	$85,441	$138	$(7)	$85,572

Decmber 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Market Value
Cash and cash equivalents	$14,020	$—	$—	$14,020

Marketable investments
U.S. government notes	3,655	10	—	3,665
U.S. government agencies	41,535	44	(14)	41,565
Municipal securities	6,091	44	(1)	6,134
Commercial paper	4,747	1	(1)	4,747
Corporate debt securities	18,574	15	(34)	18,555
Total marketable securities	74,602	114	(50)	74,666

Long-term investments in ARS	3,900	—	(873)	3,027
Total cash, cash equivalents, marketable securities and long-term investments	$92,522	$114	$(923)	$91,713

The realized gains and losses associated with short-term investments were as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Realized gains on investments	$19	$5	$78
Realized losses on investments	—	—	(4)

The following table summarizes the fair value and the gross unrealized losses for investments that were in an unrealized loss position, aggregated by category and by the length in time that the individual securities have been in a continuous loss position (in thousands):

	Less Than 12 Months		12 Months or Greater		Total

December 31, 2012	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
U.S. government agencies	$—	$—	$—	$—	$—	$—
Municipal securities	299	(1)	—	—	299	(1)
Commercial paper	—	—	—	—	—	—
Corporate debt securities	4,844	(6)	—	—	4,844	(6)
Long-term investments in ARS	—	—	—	—	—	—
Total	$5,143	$(7)	$—	$—	$5,143	$(7)

	Less Than 12 Months		12 Months or Greater		Total

December 31, 2012	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses
U.S. government agencies	$12,758	$(14)	$—	$—	$12,758	$(14)
Municipal securities	929	(1)	—	—	929	(1)
Commercial paper	999	(1)	—	—	999	(1)
Corporate debt securities	—	—	7,799	(34)	7,799	(34)
Long-term investments in ARS	—	—	3,027	(873)	3,027	(873)
Total	$14,686	$(16)	$10,826	$(907)	$25,512	$(923)

The following table summarizes the estimated fair value of our marketable investments and long term investments classified by the contractual maturity date of the security as of December 31, 2012 (in thousands):

Amount
Due in less than one year (fiscal year 2013)	$28,651
Due in 1 to 3 years (fiscal year 2014- 2015)	33,375
Due in 3 to 5 years (fiscal year 2016-2017)	—
Due in 5 to 10 years (fiscal year 2018-2023)	—
Due in greater than 10 years (fiscal year 2024 and beyond)	—
$62,026

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,438	$—	$—	$17,348
Commercial paper	—	4,000	—	4,000
Short term marketable investments:
Available-for-sale securities	—	62,026	—	62,026
Long-term investments:
Available-for-sale ARS	—	—	—	—
Total assets at fair value	$17,438	$66,026	$—	$83,374

December 31, 2011	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,318	$—	$—	$7,318
Commercial paper	—	4,549	—	4,549
Short term marketable investments:
Available-for-sale securities	—	74,666	—	74,666
Long-term investments:
Available-for-sale ARS	—	—	3,027	3,027
Total assets at fair value	$7,318	$79,215	$3,027	$89,560

The Company’s Level 1 financial assets are money market funds with stated maturities of three months or less from the date of purchase, whose fair values are based on quoted market prices The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2012 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

At December 31, 2012, the Company had no Level 3 financial assets.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term ARS, for the year ended December 31, 2012 (in thousands):

Amount
Balance at December 31, 2010	$6,784
Total gains or losses (realized or unrealized)
Included in other comprehensive income (loss)	668
Settlements	(4,425)
Balance at December 31, 2011	3,027
Total gains or losses (realized or unrealized)
Included in other comprehensive income (loss)	262
Settlements	(3,289)
Balance at December 31, 2012	$—

NOTE 3—ACQUISITION

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

Assets (liabilities acquired):
Inventory	1,552
Customer relationship intangible assets	2,510
Other identified intangible assets	780
Goodwill	1,339
Deferred service revenue	(780)
Accrued warranty liability	(310)
Total	$5,091

The identifiable intangible assets and goodwill identified above shall be deductible for income taxes over a useful economic life of 15 years.

The Company acquired the Iridex aesthetics business unit on February 2, 2012.  Disclosure of the amounts of revenue and earnings of the assets and liabilities of the acquired Iridex aesthetics business, separately from the Company’s, is not practicable because the acquired business was immediately integrated into the Company's operations. Based on Iridex’s Form 10-K for the year ended December 2011, the revenue of the aesthetics business unit was reported to be $10.8 million and $11.4 million and the earnings were $469,000 and $1.4 million for the fiscal years ended December 31, 2011 and January 1, 2011, respectively.

NOTE 4—BALANCE SHEET DETAIL

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$7,221	$6,587
Finished goods	3,893	4,142
Total	$11,114	$10,729

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2012	2011
Leasehold improvements	$620	$590
Office equipment and furniture	2,888	2,761
Machinery and equipment	3,252	2,893
	6,760	6,244
Less: Accumulated depreciation	(5,827)	(5,391)
Property and equipment, net	$933	$853

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006; a technology sublicense acquired in 2002; and, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit. The components of intangible assets at December 31, 2012 and 2011 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
December 31, 2012
Patent sublicense	$1,218	$931	$287
Technology sublicense	538	538	—
Customer relationship intangible related to acquisition	2,510	460	2,050
Other identified intangible assets related to acquisition	$780	$551	$229
Goodwill	1,339	—	1,339
Total	$6,385	$2,480	$3,905
December 31, 2011
Patent sublicense	$1,218	$793	$425
Technology sublicense	538	517	21
Total	$1,756	$1,310	$446

Amortization expense for intangible assets was $1.2 million in 2012, $191,000 in 2011, and $192,000 in 2010.

Based on intangible assets recorded at December 31, 2012, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending December 31,	Amount
2013	$696
2014	696
2015	569
2016	558
2017	47
Total	$2,566

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Payroll and related expenses	$4,721	$4,172
Warranty	1,212	1,121
Sales tax	1,085	839
Inventory	404	149
Professional fees	389	483
Royalty	359	434
Income tax	343	276
Customer deposits	249	1,054
Sales and marketing accruals	131	191
Other	600	543
Total	$9,493	$9,262

NOTE 5—WARRANTY AND SERVICE CONTRACTS

The Company has a direct field service organization in the United States. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Canada, France and Japan as well as through a network of distributors and third-party service providers in several other countries where it does not have a direct presence. The Company provides a warranty with its products, depending on the type of product. After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale.

Warranty Accrual (in thousands)

	December 31,
	2012	2011
Balance at beginning of year	$1,121	$796
Add: Accruals for warranties issued during the year	3,525	4,043
Less: Settlements made during the year	(3,434)	(3,718)
Balance at end of year	$1,212	$1,121

Deferred Service Contract Revenue (in thousands)

	December 31,
	2012	2011
Balance at beginning of year	$5,838	$6,765
Add: Payments received	14,112	8,332
Less: Revenue recognized	(11,411)	(9,259)
Balance at end of year	$8,539	$5,838

Costs incurred under service contracts amounted to $7.2 million in 2012, $4.6 million in 2011, and $4.3 million in 2010, and are recognized as incurred.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2012, the Company had the following stock-based employee compensation plans:

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

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable. Options granted under the Plan to employees generally vest over a four year term from the vesting commencement date and become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th on the last day of each calendar month until all of the shares have become exercisable. During 2012, 2011 and 2010 the officers of the Company were granted options that vest over a three year term at the rate of 1/3rd on the one year anniversary of the vesting commencement date and 1/36th thereafter. The contractual term of the options granted in 2012, 2011 and 2010 was seven years.

In accordance with the 2004 Equity Incentive Plan, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. Commencing with 2012, the Company’s non-employee directors get $60,000 of restricted stock units (RSUs) annually that cliff-vest on the one year anniversary of the grant date. In the year ended December 31, 2012 and 2011, the Company issued 52,938 and 37,925 shares of stock respectively.

In addition, in the year ended December 31, 2012 and 2011, the Company’s Board of Directors granted 95,250 and 39,300, respectively, of RSUs to certain members of the Company’s management. These RSUs vest at the rate of one-third on June 1of the year of grant, and one-third in each of the subsequent two years. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense using the straight-line method over the vesting period.

2004 Employee Stock Purchase Plan

On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, or 2004 ESPP, eligible employees are permitted to purchase common stock at a discount through payroll deductions. The 2004 ESPP offering and purchase periods are for approximately six months. The 2004 ESPP has an evergreen provision based on which shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of:

i.	600,000 shares;
ii.	2.0% of the outstanding shares of common stock on such date; or
iii.	an amount as determined by the Board of Directors.

The Company’s Board of Directors voted not to increase the shares available for future grant on January 1, 2012 and 2011. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. Under the 2004 ESPP the Company issued 46,982 shares in 2012 and 45,161 shares in 2011. At December 31, 2012, 1,009,954 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2009	1,840,381	2,692,555	$10.87	5.1	1.6
Options granted (2)	(961,500)	961,500	$10.14
Options exercised	—	(90,362)	$3.74
Options cancelled (expired or forfeited) (2)	267,274	(267,274)	$9.91
Stock awards granted	(146,291)	—	—
Restricted stock units cancelled (expired or forfeited)	5,583	—	—
Balances as of December 31, 2010	1,005,447	3,296,419	$10.93	4.4	$1.1
Options granted (2)	(1,206,500)	1,206,500	$8.61
Options exercised	—	(207,624)	$5.92
Options cancelled (expired or forfeited) (2)	746,273	(746,273)	$13.40
Stock awards granted	(77,225)	—	—
Restricted stock units cancelled (expired or forfeited)	6,542	—	—
Balances as of December 31, 2011	474,537	3,549,022	$9.92	4.6	$0.4
Additional shares reserved (3)	1,910,000	—	—
Options granted (2)	(921,500)	921,500	$7.04
Options exercised	—	(211,551)	$7.00
Options cancelled (expired or forfeited) (2)	470,732	(470,732)	9.45
Stock awards granted	(314,159)	—	—
Restricted stock units cancelled (expired or forfeited)	24,746	—	—
Balances as of December 31, 2012	1,644,356	3,788,239	$9.44	4.3	$2.6
Exercisable as of December 31, 2012		2,224,660	$10.50	3.3	$0.8

(1)	Based on the closing stock price of the Company’s stock of $9.00 on December 31, 2012, $7.45 on December 30, 2011 and $8.29 on December 31, 2010.
(2)	Included in options granted and options cancelled are shares granted and cancelled in connection with the Company’s Option Exchange Program in 2009.
(3)	Approved by stock holders in 2012.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised was $397,000 in 2012, $521,000 in 2011, and $128,000 in 2010. The options outstanding and exercisable at December 31 of the respective year were in the following exercise price ranges:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
$4.25–$ 6.54	81,180	1,51	79,283	$5.14
$6.88–$ 6.88	765,500	6.56	—	—
$7.11–$ 8.49	427,626	3.56	317,441	8.37
$8.52–$ 8.52	18,000	6.05	2,708	8.52
$8.66–$ 8.66	518,596	3.41	475,115	8.66
$8.72–$8.72	694,758	5.38	286,635	8.72
$8.75–$9.74	102,000	5.19	54,563	9.28
$10.24–$10.24	557,917	4.35	386,253	10.24
$10.43–$14.14	411,033	1.97	411,033	11.81
$14.78–$25.73	211,629	1.85	211,629	20.47
$4.25–$25.73	3,788,239	4.34	2,224,660	$10.50

As of December 31, 2011 there were 1,806,558 options that were exercisable at a weighted average exercise price of $10.86.

RSU and Stock Awards Activity Table

Information with respect to restricted stock units’ activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value (1) (in thousands)
Outstanding at December 31, 2010	67,096	$10.24
Granted	77,225	$8.32
Vested (2)	(85,526)	$8.93	$691	(3)
Forfeited	(6,542)	$9.99
Outstanding at December 31, 2011	55,253	$9.55
Granted	148,188	$6.85
Vested (2)	(41,522)	$9.79	$279	(4)
Forfeited	(13,210)	$7.39
Outstanding at December 31, 2012	148,709	$6.99

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(2)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(3)	On the grant date, the fair value for these vested awards was $737,000.
(4)	On the grant date, the fair value for these vested awards was $407,000.

Performance Stock Units

In the third quarter of 2012, the Company granted its executive officers 42,250 PSUs that shall vest on June 1, 2013 subject to the recipient’s continued service through that date. At the vest date, the Company shall issue fully-paid up common stock based on the actual revenue achievement as a percentage of three revenue based performance goals. If the revenue achievement is below 50% for a performance goal, then zero (0) shares of common stock shall be issued for that goal; and for achievement of greater than 50% the number of common stock shares to be issued shall be prorated but capped at 200% of the target.

Stock-Based Compensation

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Stock options	$2,421	$3,047	$3,628
RSUs	501	775	927
PSUs	138	—	—
ESPP	100	85	95
Total stock-based compensation expense	$3,160	$3,907	$4,650

As of December 31, 2012, the unrecognized compensation cost, net of expected forfeitures, was $4.0 million for stock options and stock awards, which will be recognized using the straight- line attribution method over an estimated weighted-average remaining amortization period of 2.46 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $43,000, which will be recognized using the straight- line attribution method over an estimated weighted-average amortization period 0.33 years.

The amount of cash received from the exercise of stock options and employee stock purchases, net of taxes withheld and paid was $1.7 million in 2012, $1.4 million in 2011, and $518,000 in 2010, and the total direct tax benefit (deficit) realized, including the excess tax benefit (deficit), from stock-based award activity was $6,000 in 2012, $29,000 in 2011, and $8,000 in 2010. The Company elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Statement of Operations.

Total stock-based compensation expense recorded by department during the year ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of revenue	$658	$659	$724
Sales and marketing	657	788	1,189
Research and development	514	698	629
General and administrative	1,331	1,762	2,108
Total stock-based compensation expense	$3,160	$3,907	$4,650

Valuation Assumptions and Fair Value of Stock Options and ESPP Grants

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

	Stock Options			Stock Purchase Plan
	2012	2011	2010	2012	2011	2010
Estimated fair value of grants during the year	$2.47	$3.10	$3.76	$2.16	$2.06	$2.41
Expected term (in years)(1)	4.17	4.15	3.84	0.50	0.50	0.50
Risk-free interest rate(2)	0.45%	1.41%	1.73%	0.15%	0.08%	0.2%
Volatility(3)	44%	43%	46%	43%	39%	40%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

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
(3)
Estimated volatility is based on historical volatility. The Company also considers implied volatility when there is sufficient volume of freely traded options with comparable terms and exercise prices in the open market.

(4)	The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the stock-based payment expense accordingly.

RSU Withholdings

For RSU’s granted to employees, the number of shares issued on the date the RSUs vest is net of the statutory withholding requirements paid on behalf of the employees. The Company withheld 14,974 in 2012, 16,629 in 2011, and 14,283 in 2010, shares of common stock to satisfy its employees’ tax obligations of $101,000 in 2012, $146,000 in 2011, and $126,000 in 2010. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
U.S.	$(6,767)	$(10,458)	$(11,114)
Foreign	437	640	598
Loss before income taxes	$(6,330)	$(9,818)	$(10,516)

 The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$(13)	$(52)	$(154)
State	(56)	69	37
Foreign	366	208	235
	297	225	118
Deferred:
Federal	(12)	(13)	(45)
State	—	13	45
Foreign	(67)	18	(116)
	(79)	18	(116)
Provision for income taxes	$218	$243	$2

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2012	2011(1)
Net operating loss	$9,409	$8,660
Stock-based compensation	6,560	6,374
Other accruals and reserves	3,259	3,374
Credits	2,261	2,062
Capital loss	796	312
Foreign	436	370
Accrued warranty	466	429
Depreciation and amortization	180	206
Other	(31)	(143)
Net deferred tax asset before valuation allowance	23,336	21,644
Valuation allowance	(22,906)	(21,274)
Net deferred tax asset after valuation allowance	$430	$370

 (1) The Company revised the 2011 tax footnote to reduce deferred tax assets by approximately $280,000 related to future tax benefits for net operating losses that were not properly recorded in the previous period. This reduction in deferred taxes was offset by a corresponding reduction in the valuation allowance, and as such had no impact to the Consolidated Financial Statements, earnings per share, statement of cash flows, or statement of equity for any period presented.

The Company’s deferred tax asset balance is reported in the following captions in the Consolidated Balance Sheets (in thousands):

	December 31,
	2012	2011
Deferred tax asset (current portion)	$40	$55
Deferred tax asset, net of current portion	553	446
Accrued liabilities (current deferred tax liability)	(163)	(131)
Net deferred tax asset after valuation allowance	$430	$370

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2012	2011 *	2010 *
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State tax rate, net of federal benefit	3.28	2.56	2.81
Benefit for research and development credit	3.40	6.02	2.97
Changes in unrecognized tax benefits	1.06	(0.02)	2.59
Foreign income inclusion	(0.05)	(2.15)	—
Income tax refund	1.07	2.34	(1.13)
Stock-based compensation	(16.95)	(9.64)	(1.54)
Tax effect of other comprehensive income	0.28	(2.01)	—
Valuation allowance	(25.51)	(34.70)	(38.31)
Other	(5.03)	.12	(2.39)
Effective tax rate	(3.45)%	(2.48)%	0.00%

 *Certain items have changed for classification purposes.

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets due to its history of operating losses.

 As of December 31, 2012, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $25.5 million and $9.2 million, respectively. The federal net operating loss carry-forwards expire through the year 2031 and the state net operating loss carry-forwards expire at various dates through the year 2032. Included in the net operating loss carryforwards are approximately $4.0 million of excess tax benefits from employee stock option exercises, for which the Company has not recorded a deferred tax asset. When such excess tax benefits are ultimately realized, the Company will record the deferred tax asset and the credit to additional paid in capital.

As of December 31, 2012, the Company had research and development tax credits for federal and state income tax purposes of approximately $3.2 million and $4.0 million, respectively. The federal research and development tax credits expire through the year 2031. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company maintained a valuation allowance against these tax credits as of December 31, 2012.

The Tax Reform Act of 1986 and similar state provisions limit the use of net operating loss and research and development credit carry-forwards in certain situations where equity transactions result in a change of ownership as defined by Internal Revenue Code Section 382. In the event the Company should experience an ownership change, as defined, utilization of its federal and state net operating loss carry-forwards and credits could be limited and may expire unutilized.

Undistributed earnings of the Company’s foreign subsidiaries net of foreign income inclusion of approximately $2.9 million at December 31, 2012, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. Depending on the timing and nature of the distribution, if the total undistributed earnings of foreign subsidiaries were remitted while the Company is able to utilize its net operating losses, it is likely there would be no material additional tax resulting from the distribution.

Uncertain Tax Positions

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. If the Company ultimately determines that payment of these amounts are not more-likely-than-not, the Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be. The Company’s policy is to include interest and penalties related to gross unrecognized tax benefits within the provision for income taxes.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2012 tax years generally remain subject to examination by U.S., federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards.  For significant foreign jurisdictions, the 2007 through 2012 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2010 to December 31, 2012 (in thousands):

	Year Ended December 31,
	2012	2011	2010
Balance at beginning of year	$583	$555	$787
Increases related to prior year tax positions	—	—	—
Decreases related to prior year tax positions	—	—	(29)
Increases related to current year tax positions	29	44	24
Decreases related to lapsing of statute of limitations	(76)	(16)	(227)
Balance at end of year	$536	$583	$555

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate were approximately $325,000 and $400,000 as of December 31, 2012 and 2011, respectively. The Company had accrued approximately $86,000 and $79,000 for payment of interest as of December 31, 2012 and 2011, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not materially change within the next 12 months.

 NOTE 8—NET LOSS PER SHARE

Diluted earnings per share is the same as basic earnings per share for the periods presented because the inclusion of outstanding common stock equivalents would be anti-dilutive. The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the years presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2012	2011	2010
Options to purchase common stock	3,746	3,667	3,187
Restricted stock units	97	61	48
Employee stock purchase plan shares	78	70	66
Performance stock units	8	—	—
Total	3,929	3,798	3,301

NOTE 9—DEFINED CONTRIBUTION PLAN

In the United States, the Company has an employee savings plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. The Company made no discretionary contributions in 2011 and 2010 under the 401(k) Plan, however in 2012, the Company made discretionary contributions of $146,000.

For the Company’s Japanese subsidiary, it has established an employee retirement plan at its discretion. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2012, and the related expense for each of the three years then ended was not significant.

NOTE 10—SEGMENT INFORMATION AND REVENUE BY GEOGRAPY AND PRODUCTS

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

The following table summarizes revenue by geographic region, which is based on the shipping location of where the product is delivered, and product category (in thousands):

	Year Ended December 31,
	2012	2011	2010
Revenue mix by geography:
United States	$31,949	$23,313	$19,337
Japan	17,826	15,019	13,625
Asia, excluding Japan	8,902	4,984	5,131
Europe	4,958	3,571	5,801
Rest of the world	13,642	13,403	9,380
Consolidated total	$77,277	$60,290	$53,274
Revenue mix by product category:
Products	$46,762	$33,703	$27,808
Upgrades	2,843	3,505	4,824
Service	17,220	13,411	13,231
Titan and truSculpt hand piece refills(1)	4,807	4,686	3,863
Dermal filler and cosmeceuticals	5,645	4,985	3,548
Consolidated total	$77,277	$60,290	$53,274

(1) In 2012, we introduced truSculpt hand piece refills

NOTE 11—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2012, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2013	$1,759
2014	1,754
2015	1,430
2016	1,318
2017	1,346
Future minimum rental payments	$7,607

Gross rent expense was $1.6 million in 2012, $1.9 million in 2011 and $1.7 million in 2010.

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2012.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of its directors and executive officers and one other key employee. The Company’s exposure under its various indemnification obligations is unknown and not reasonably estimable as they involve future claims that may be made against the Company. As such, the Company has not accrued any amounts for such obligations.

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of December, 2012, the Company had accrued $233,000 related to pending product liability and contractual lawsuits.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	March 31, 2011
Net revenue	$22,533	$19,426	$19,591	$15,727	$18,542	$15,232	$14,895	$11,621
Cost of revenue	9,790	8,828	9,274	7,845	7,506	6,772	6,476	5,224
Gross profit	12,743	10,598	10,317	7,882	11,036	8,460	8,419	6,397
Operating expenses:
Sales and marketing	7,101	7,014	7,112	7,437	6,779	6,426	6,348	5,946
Research and development	2,122	2,217	1,872	2,216	2,313	2,352	2,346	2,130
General and administrative	2,452	2,475	2,854	3,495	2,878	2,310	2,588	2,328
Total operating expense	11,675	11,706	11,838	13,148	11,970	11,088	11,282	10,404
Income (loss) from operations	1,068	(1,108)	(1,521)	(5,266)	(934)	(2,628)	(2,863)	(4,007)
Interest and other income, net	105	152	144	96	140	91	199	184
Income (loss) before income taxes	1,173	(956)	(1,377)	(5,170)	(794)	(2,537)	(2,664)	(3,823)
Provision (benefit) for income taxes	96	(64)	89	97	93	326	(208)	32
Net income (loss)	$1,077	$(892)	$(1,466)	$(5,267)	$(887)	$(2,863)	$(2,456)	$(3,855)
Net income (loss) per share—basic	$0.08	$(0.06)	$(0.10)	$(0.38)	$(0.06)	$(0.21)	$(0.18)	$(0.28)
Net income (loss) per share—diluted	$0.08	$(0.06)	$(0.10)	$(0.38)	$(0.06)	$(0.21)	$(0.18)	$(0.28)
Weighted average number of shares used in per share calculations:
Basic	14,173	14,127	14,095	13,960	13,930	13,862	13,765	13,667
Diluted	14,272	14,127	14,095	13,960	13,930	13,862	13,765	13,667

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Years Ended December 31, 2012, 2011 and 2010

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2012	$21,274	$1,773	$141	$22,906
Year ended December 31, 2011(1)	$17,868	$3,869	$463	$21,274
Year ended December 31, 2010	$13,838	$5,347	$1,317	$17,868

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2012	$8	$66	$74	$—
Year ended December 31, 2011	$20	$39	$51	$8
Year ended December 31, 2010	$586	$116	$682	$20

 (1) The Company revised the 2011 tax footnote to reduce deferred tax assets by approximately $280,000 related to future tax benefits for net operating losses that were not properly recorded in the previous period. This reduction in deferred taxes was offset by a corresponding reduction in the valuation allowance, and as such had no impact to the Consolidated Financial Statements, earnings per share, statement of cash flows, or statement of equity for any period presented.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

The Company has established that the 2013 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 19, 2013 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 22, 2013.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2012 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2012.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement.

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2)	The financial statement schedule required by Item 15(a) filed as Item 8 of this annual report.

(3)	Exhibits.

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).
3.4(1)	Bylaws of the Registrant.
4.1(4)	Specimen Common Stock certificate of the Registrant.
10.1(1)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1998 Stock Plan.
10.3(1)	2004 Equity Incentive Plan.
10.4(5)	2004 Employee Stock Purchase Plan.
10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.
10.10(2)	Settlement Agreement and Non-Exclusive Patent License, each between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006.
10.11(3)	Form of Performance Unit Award Agreement.
10.13(4)†	Distribution Agreement between the Registrant and PSS World Medical Shared Services, Inc., a subsidiary of PSS World Medical dated October 1, 2006.
10.14(6)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 27, 2012.
10.18(7)	Consulting Agreement dated March 2, 2009 by and between the Company and David A. Gollnick.
10.19(8)
First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard.

10.20(9)	Change of Control and Severance Agreement dated January 5, 2011 by and between the Company and Len DeBenedictis, Chief Technology Officer of Cutera, Inc.
16.1(10)	Letter regarding change in certifying accountants.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
23.2(11)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney (see page 80).
31.1(11)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(11)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(11)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(11)
The following materials from Cutera Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 2, 2006.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2005.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 8, 2006.
(5)	Incorporated by reference from our 2006 Annual Report on Form 10-K filed on March 16, 2007.
(6)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 30, 2012.
(7)	Incorporated by reference from our Current Report on Form 8-K filed on March 4, 2009.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 1, 2010.
(9)	Incorporated by reference from our 2010 Annual Report on Form 10-K filed on March 15, 2011.
(10)	Incorporated by reference from Current Report on Form 8-K filed March, 26, 2012.
(11)	Filed herewith.
†	Confidential Treatment has been requested for certain portions of this exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 15th day of March, 2013.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS Kevin P. Connors	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2013

/s/ RONALD J. SANTILLI Ronald J. Santilli	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 15, 2013

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	March 15, 2013

/s/ GREGORY A. BARRETT Gregory A. Barrett	Director	March 15, 2013

/s/ DAVID A. GOLLNICK David A. Gollnick	Director	March 15, 2013

/s/ MARK LORTZ Mark Lortz	Director	March 15, 2013

/s/ TIM O’SHEA Tim O’Shea	Director	March 15, 2013

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 15, 2013