Form 10-Q
period 2013-03-31
CUTERA INC
filed 2013-05-06
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2013 was 14,674,829.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$17,272	$23,546
Marketable investments	70,821	62,026
Accounts receivable, net	6,814	8,841
Inventories	11,091	11,114
Deferred tax asset	39	40
Other current assets and prepaid expenses	1,511	1,439
Total current assets	107,548	107,006

Property and equipment, net	1,312	933
Deferred tax asset, net of current portion	518	553
Intangibles, net	2,392	2,566
Goodwill	1,339	1,339
Other long-term assets	362	397
Total assets	$113,471	$112,794

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,161	$2,107
Accrued liabilities	7,087	9,493
Deferred revenue	6,766	6,618
Total current liabilities	16,014	18,218

Deferred revenue, net of current portion	2,538	2,102
Income tax liability	320	412
Other long-term liabilities	1,449	1,288
Total liabilities	20,321	22,020

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,671,912 and 14,233,476 shares at March 31, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	105,089	100,552
Accumulated deficit	(12,036)	(9,873)
Accumulated other comprehensive income	83	81
Total stockholders’ equity	93,150	90,774
Total liabilities and stockholders’ equity	$113,471	$112,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net revenue:
Products	$11,523	$11,854
Service	4,444	3,873
Total net revenue	15,967	15,727
Cost of revenue:
Products	5,422	5,651
Service	1,995	2,194
Total cost of revenue	7,417	7,845
Gross profit	8,550	7,882

Operating expenses:
Sales and marketing	6,456	7,437
Research and development	2,121	2,216
General and administrative	2,289	3,495
Total operating expenses	10,866	13,148
Loss from operations	(2,316)	(5,266)
Interest and other income, net	135	96
Loss before income taxes	(2,181)	(5,170)
Provision (benefit) for income taxes	(18)	97
Net loss	$(2,163)	$(5,267)

Net loss per share:
Basic and Diluted	$(0.15)	$(0.38)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,408	13,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(2,163)	$(5,267)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	4	170
Less: Reclassification adjustment for (gains) losses on investments recognized during the year	—	(6)
Net change in unrealized gain (loss) on available-for-sale investments	4	164
Tax provision (benefit)	2	38
Other comprehensive income (loss), net of tax	2	126
Comprehensive loss	$(2,161)	$(5,141)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31
	2013	2012
Cash flows from operating activities:
Net loss	$(2,163)	$(5,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	820	738
Depreciation and amortization	320	343
Other	34	14
Changes in assets and liabilities:
Accounts receivable	2,027	640
Inventories	23	(1,153)
Other current assets and prepaid expenses	60	444
Other long-term assets	35	28
Accounts payable	54	101
Accrued liabilities	(2,504)	(661)
Other long-term liabilities	259	27
Deferred revenue	584	(118)
Income tax liability	(92)	(9)
Net cash used in operating activities	(543)	(4,873)

Cash flows from investing activities:
Acquisition of property and equipment	(525)	(277)
Business acquisition	—	(5,091)
Proceeds from sales of marketable and long-term investments	500	10,729
Proceeds from maturities of marketable investments	11,050	11,135
Purchase of marketable investments	(20,473)	(13,442)
Net cash provided by (used in) investing activities	(9,448)	3,054

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,717	586
Net cash provided by financing activities	3,717	586

Net decrease in cash and cash equivalents	(6,274)	(1,233)
Cash and cash equivalents at beginning of period	23,546	14,020
Cash and cash equivalents at end of period	$17,272	$12,787

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus, ExcelV, VariLite (acquired in 2012) and truSculpt (introduced in 2012) product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems (Upgrade revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post-warranty service contracts, providing services for products that are out of warranty, Titan and truSculpt hand piece refills, and distributing third party manufactured dermal fillers and cosmeceuticals.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Canada, France and Japan, that market, sell and service its products outside of the United States. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information
The financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2012 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”), on March 15, 2013.

Use of Estimates
The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Note 2. Cash and Cash Equivalents and Marketable Securities

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

The following tables summarize unrealized gains and losses related to our marketable investments, designated as available-for-sale (in thousands):

March 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$1,740	$—	$—	$1,740
Money market funds	12,333	—	—	12,333
Commercial paper	3,199	—	—	3,199
Total cash and cash equivalents	17,272	—	—	17,272

Marketable securities:
U.S. government notes	4,001	5	—	4,006
U.S. government agencies	32,249	44	(1)	32,292
Municipal securities	5,467	17	(2)	5,482
Commercial paper	10,958	7	(1)	10,964
Corporate debt securities	18,011	70	(4)	18,077
Total marketable investments	70,686	143	(8)	70,821

Total cash, cash equivalents and marketable investments	$87,958	$143	$(8)	$88,093

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,198	$—	$—	$2,198
Money market funds	17,348	—	—	17,348
Commercial paper	4,000	—	—	4,000
Total cash and cash equivalents	23,546	—	—	23,546

Marketable securities:
U.S. government notes	4,005	4	—	4,009
U.S. government agencies	24,910	48	—	24,958
Municipal securities	4,184	23	(1)	4,206
Commercial paper	10,515	4	—	10,519
Corporate debt securities	18,281	59	(6)	18,334
Total marketable investments	61,895	138	(7)	62,026

Total cash, cash equivalents and marketable investments	$85,441	$138	$(7)	$85,572

As of March 31, 2013 and December 31, 2012, the total gross unrealized losses were $7,000 and were related to short-term marketable investments. No securities were in unrealized loss positions for more than 12 months.

The following table summarizes the estimated fair value of our securities available-for-sale and classified as cash and cash equivalents and marketable investments classified by the contractual maturity date of the security as of March 31, 2013 (in thousands):

Amount
Due in less than one year	$39,455
Due in 1 to 3 years	34,565
Due in 3 to 10 years	—
Due in greater than 10 years	—
$74,020

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

As of March 31, 2013, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

March 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,333	—	—	$12,333
Commercial paper	—	3,199	—	3,199
Short-term marketable investments:
U.S. government notes	—	4,006	—	4,006
U.S. government agencies	—	32,292	—	32,292
Municipal securities	—	5,482	—	5,482
Commercial paper	—	10,964	—	10,964
Corporate debt securities	—	18,077	—	18,077
Total assets at fair value	$12,333	$74,020	$—	$86,353

As of December 31, 2012, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,348	—	—	$17,348
Commercial paper	—	4,000	—	4,000
Short-term marketable investments:
U.S. government notes	—	4,009	—	4,009
U.S. government agencies	—	24,958	—	24,958
Municipal securities	—	4,206	—	4,206
Commercial paper	—	10,519	—	10,519
Corporate debt securities	—	18,334	—	18,334
Total assets at fair value	$17,348	$66,026	$—	$83,374

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2013 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better, with the exception of two short-term municipal notes that were rated at SP-/+.

Note 4. Inventories

Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$6,932	$7,221
Finished goods	4,159	3,893
Total	$11,091	$11,114

Note 5. Warranty

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

The following table provides the changes in the product warranty accrual for the three-month period ended March 31, 2013 (in thousands):

Amount
Beginning Balance – December 31, 2012	$1,212
Add: Accruals for warranties issued during the period	901
Less: Settlements made during the period	(1,054)
Ending Balance –March 31, 2013	$1,059

Note 6. Deferred Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the three-month periods ended March 31, 2013 and 2012 (in thousands):

	March 31
	2013	2012
Beginning Balance	$8,539	$5,838
Add: Payments received	3,602	2,495
Add: Contract revenue assumed with business acquisition	—	780
Less: Revenue recognized	(2,990)	(2,571)
Ending Balance	$9,151	$6,542

Costs incurred under service contracts were $1.7 million for the three-month period ended March 31, 2013 and $1.7 million for the three-month period ended March 31, 2012 which are recognized as incurred.

Note 7. Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three-month periods ended March 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$159	$143
Sales and marketing	199	140
Research and development	101	146
General and administrative	361	309
Total stock-based compensation expense	$820	$738

Under the 2004 Equity Incentive Plan, the Company issued 438,403 shares of common stock during the three-month period ended March 31, 2013, in conjunction with stock options exercised.

During the three-month period ended March 31, 2013, the following number of equity awards of the Company’s common stock was granted (in thousands):

Shares
Stock options	60
Restricted stock Units	5
Total	65

As of March 31, 2013, there was $3.5 million of unrecognized compensation expense, net of projected forfeitures related to non-vested stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.4 years.

Note 8. Net Loss Per Share

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

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Options to purchase common stock	3,738	3,664
Restricted stock units	149	55
Performance stock units	—	—
Employee stock purchase plan shares	32	25
Total	3,919	3,744

Note 9. Income Taxes

For the three months ended March 31, 2013 and 2012, the Company’s tax benefit was $18,000 and tax expense was $97,000, respectively. The Company’s income tax benefit in the three months ended March 31, 2013 was primarily attributable to the release of uncertain tax position liabilities due to statutes lapsing offset partially by income taxes of the Company’s international operations, while the income tax expense for the same period in 2012 was primarily attributable to income taxes of the Company’s international operations offset by benefits for income taxes related to gains and losses on marketable and long term investments recorded in other comprehensive loss.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2013 and December 31, 2012, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the Company’s statement of operations for the three months ended March 31, 2013 – in the period of enactment – as the research and development credit carryforwards are offset by a full valuation allowance.

Note 10. Commitments and Contingencies

Capital Lease Obligation
Commencing in the first quarter of 2013, the Company financed vehicles for some of its sales employees in North America. As of March 31, 2013 the gross value of the leased vehicles was $351,000 and the accumulated depreciation was $14,000 and the minimum lease payments that the Company is committed to are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2013(remainder)	$70
2014	94
2015	94
2016	90
Total	$348

Litigation and Litigation Settlements
The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of March 31, 2013, the Company had accrued approximately $0.2 million related to pending product liability and contractual lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2013. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 20, identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use, products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including vascular and benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgradeable to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured dermal fillers and cosmeceuticals.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the United States, Canada, Japan, France and Australia. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 60 countries.

Products

Our revenue is derived from the sale of Products and upgrades, Service, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceuticals. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces.

Our broad portfolio of Product brands include:

•	ExcelVTM
•	Xeo®
•	GenesisPlusTM
•	truSculptTM
•	CoolGlide®
•	Solera®
•	myQTM
•	VariLiteTM

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows, resulting in Upgrade revenue.  Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute Merz Pharma GmbH’s (“Merz”) Radiesse® dermal filler product; and Obagi Medical Products, Inc.’s (“Obagi”) cosmeceutical products.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

•	Consumer demand for the application of our products.
•	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
•	Ongoing investment in our global sales and marketing infrastructure.
•	Use of clinical results to support new aesthetic products and applications.
•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
•	Customer demand for our products.
•	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceuticals.

Our total revenue increased by $240,000, or 2%, in the three-month period ended March 31, 2013, compared to the same period in 2012. Historically, the first quarter of the year is our seasonally lowest quarter of the year, while the fourth quarter is the strongest due in part to tax deduction motivated purchases.

Geographical Revenue
Our U.S. revenue increased by $177,000, or 3%, in the three-month period ended March 31, 2013, compared to the same period in 2012. This increase was due primarily to our recent new product introductions (ExcelV and truSculpt) and the acquisition of Iridex’s aesthetic business in February 2012 that resulted in incremental Service revenue, which was partially offset by a decline in revenue of some of our legacy products.

For the three-month period ended March 31, 2013, our international revenue increased by $63,000, or 1% compared to the same period in 2012. This revenue increase resulted primarily from higher revenue from our direct operations in France, several of our Asian distributor countries, offset by declines in revenue from Canada and Japan, which was due in part to the decline in their currencies versus the U.S. Dollar.

Revenue by Product Category:

Significant changes in revenue by product category were an increase in Service revenue by $571,000, or 15%, due to the acquisition of the Iridex aesthetic business in February 2012, which was partially offset by a decline in our Dermal filler and cosmeceutical revenue in Japan, due primarily to the weakening Japanese Yen, versus the U.S. Dollar, and some volume discounting.

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

Critical Accounting Policies and Estimates.

The preparation of our Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Critical accounting estimates, as defined by the SEC are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on March 15, 2013. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2013	2012

Net revenue	100%	100%
Cost of revenue	46%	50%
Gross margin	54%	50%

Operating expenses:
Sales and marketing	41%	47%
Research and development	13%	14%
General and administrative	14%	22%
Total operating expenses	68%	83%

Loss from operations	(14)%	(33)%
Interest and other income, net	1	1
Loss before income taxes	(13)%	(32)%
Provision (benefit) for income taxes	—	1%
Net loss	(13)%	(33)%

Total Net Revenue
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
Revenue mix by geography:
United States	$6,488	3%	$6,311
International	9,479	1%	9,416
Consolidated total revenue	$15,967	2%	$15,727

United States as a percentage of total revenue	41%		40%
International as a percentage of total revenue	59%		60%
Revenue mix by product category:
Products and upgrades	$9,197	(1)%	$9,258
Service	4,444	15%	3,873
Titan and truSculpt hand piece refills	1,190	5%	1,130
Dermal fillers and cosmeceuticals	1,136	(23)%	1,466
Consolidated total revenue	$15,967	2%	$15,727

Discussion of Revenue by Product Type:

Product and Upgrade Revenue
As explained in more detail in the Products section of the Executive Summary above, some of our products consist of a configurable system platform that includes a console and one or more hand pieces. Each product is configured to give our customers the ability to select the combination of platform and hand pieces that provides the applications that best fit their practice.

Product and upgrade revenue decreased by $61,000 or 1% in the three-month period ended March 31, 2013, compared to the same period in 2012. This resulted primarily due to an increase in our ExcelV and truSculpt product revenue, which was partly offset by declines in some of legacy products and upgrades.

Service Revenue
Our worldwide Service revenue increased by $571,000, or 15%, in the three-month period ended March 31, 2013, compared to the same period in 2012. This increase was primarily the result of Service revenue from the Iridex business acquisition in February 2012.

Titan and truSculpt Hand Piece Refill Revenue
Our Titan and truSculpt hand piece refill revenue increased by $60,000 or 5% in the three-month period ended March 31, 2013, compared to the same period in 2012. This increase was due primarily to the truSculpt refill revenue that started from the third quarter ended September 30, 2012.

Dermal Filler and Cosmeceuticals Revenue
Our dermal filler and cosmeceuticals revenue decreased by $330,000 or 23%, in the three-month period ended March 31 2013, compared to the same period in 2012. This decrease was due primarily to the weakening Japanese Yen, versus the U.S. Dollar, and some volume discounting.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue increased by $177,000, or 3%, in the three-month period ended March 31, 2013, compared to the same period in 2012. This increase was primarily attributable to our recent new product introductions − ExcelV and truSculpt − and the acquisition of Iridex’s aesthetic business in February 2012 that resulted in incremental Service revenue, which was partially offset by a decline in revenue of some of our other products.

International Revenue
International revenue increased by $63,000, or 1%, in the three-month period ended March 31, 2013, compared to the same period in 2012. This increase resulted primarily from higher revenue from our direct operations in France, several of our Asian distributor countries, offset by declines in revenue from Canada and Japan which was due in part to the decline in their currencies versus the US Dollar.

Gross Profit
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
Gross profit	$8,550	8%	$7,882
As a percentage of total net revenue	54%		50%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty, amortization of intangibles and manufacturing overhead expenses.

Gross margin (which is gross profit divided by net revenue) was 54% in the three-month period ended March 31, 2013, compared to 50% for the same period in 2012. This improvement was due primarily to an improved Service margin as a result of a favorable impact of the non-recurring nature of the acquisition integration expenses incurred in the first quarter 2012.

Sales and Marketing
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
Sales and marketing	$6,456	(13)%	$7,437
As a percentage of total net revenue	41%		47%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses decreased by $981,000, and represented 41% of total net revenue, in the three-month period ended March 31, 2013, compared to 47% in the same period in 2012. The $981,000 decrease was due primarily to:

•	$353,000 of lower international expenses attributable to the closure of our Spain and U.K. offices;
•	$265,000 of decreased North American sales commission expenses; and
•	$190,000 of decreased Japan expenses resulting primarily from the appreciation of the U.S. Dollar against the Japanese Yen.

Research and Development (R&D)
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
Research and development	$2,121	(4)%	$2,216
As a percentage of total net revenue	13%		14%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $95,000, and represented 13% of total net revenue, in the three-month period ended March 31, 2013, compared to 14% for the same period in 2012. The decrease was due primarily to $110,000 of lower personnel costs.

General and Administrative (G&A)
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
General and administrative	$2,289	(35)%	$3,495
As a percentage of total net revenue	14%		22%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax (from January 1, 2013) and other general and administrative expenses. G&A expenses decreased $1.2 million, and represented 14% of total net revenue, in the three-month period ended March 31, 2013, compared to 22% for the same period in 2012. This decrease was due primarily to $559,000 of non-recurring acquisition related expenses incurred in first quarter of 2012, $541,000 of decreased accounting and legal fees, partially offset by a $71,000 increase in expenses due to the commencement of the U.S. medical device excise tax from January 1, 2013.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
Interest income	$109	(15)%	$128
Other income (expense), net	26	181%	(32)
Total interest and other income, net	$135	40%	$96

Interest and other income, net, increased $39,000 for the three-month period ended March 31, 2013, compared to the same period in 2012. This increase was primarily attributable to a $55,000 increase in net foreign exchange gains, offset by a $19,000 decrease in interest income resulting from reduced yields.

Provision (Benefit) for Income Taxes
	Three Months Ended March 31,
(Dollars in thousands)	2013	% Change	2012
Loss before income taxes	$(2,181)	(58)%	$(5,170)
Provision (benefit) for income taxes	(18)	NA	97

We recorded an income tax benefit of $18,000 for the three-month period ended March 31, 2013, compared to an income tax provision of $97,000 for the three-month period ended March 31, 2012. Our income tax benefit for the three-month period ended March 31, 2013 was primarily attributable to the release of uncertain tax position liabilities resulting from the statutes relating to these positions lapsing, which was offset partially by income taxes for our international operations. The income tax expense for the three-month period ended March 31, 2012 was primarily attributable to income taxes for our international operations, offset by benefits for income taxes related to net gains on marketable and long term investments recorded in our ‘Other comprehensive loss.’

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

Cash and Cash Equivalents, Marketable Investments and Long-Term Investments Summary

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	March 31, 2013	December 31, 2012	Change
Cash and cash equivalents	$17,272	$23,546	$(6,274)
Marketable investments	70,821	62,026	8,795
Total	$88,093	$85,572	$2,521

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2013	2012
Net cash flow provided by (used in):
Operating activities	$(543)	$(4,873)
Investing activities	(9,448)	3,054
Financing activities	3,717	586
Net increase (decrease) in cash and cash equivalents	$(6,274)	$(1,233)

Cash Flows from Operating Activities

Net cash used in operating activities in the three-month period ended March 31, 2013 was $543,000, which was due primarily to:

•
$1.0 million used due to the net loss of $2.2 million, after adjusting for non-cash related items of $1.2 million consisting primarily of stock-based compensation expense of $820,000 and depreciation and amortization expenses of $320,000;

•	$2.5 million used to pay down the high accrued liabilities as of December 31, 2012; partially offset by
•	$2.0 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2012;
•	$584,000 generated by an increase in deferred service revenue resulting primarily from the sale of service contracts to an increasing installed base of customers; and
•
$259,000 generated by an increase in other long-term liabilities relating primarily to $315,000 of capital lease obligations from the financing of fixed asset purchases, partially offset by a reduction in our deferred rent balance by $56,000.

Net cash used in operating activities in the three-month period ended March 31, 2012 was $4.9 million, which was due primarily to:

•
$4.2 million used by the net loss of $5.3 million, after adjusting for non-cash related items of $1.1 million consisting primarily of stock-based compensation expense of $738,000 and depreciation and amortization expenses of $343,000;

•
$1.2 million used to increase inventory relating primarily to higher raw materials and finished goods associated with our increased revenue levels and higher demonstration inventories as a result of increased sales personnel;

•
$661,000 used to reduce accrued liabilities relating primarily to $699,000 of reduced customer deposits, $546,000 decrease in accrued personnel costs, offset by a net $584,000 increase in other accrued expenses associated with the increased inventory and other purchases; offset by

•	$640,000 generated by a reduction in accounts receivable during the quarter ended March 31, 2012; and
•
$444,000 generated by a reduction of other current assets, primarily relating to a $375,000 reduction in discounts and purchased interest with respect to our marketable investments and a $185,000 reduction in our Japan income tax receivable.

Cash Flows from Investing Activities

We used net cash of $9.5 million in our investing activities in the three-month period ended March 31, 2013, which was attributable primarily to:

•	$20.5 million of cash used to purchase marketable investments;
•	$0.5 million used to acquire property and equipment; partially offset by
•	$11.6 million in net proceeds from the sales and maturities of marketable investments.

We generated net cash of $3.1 million from investing activities in the three-month period ended March 31, 2012, which was attributable primarily to:

•	$21.9 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$13.4 million of cash used to purchase marketable investments; and
•	$5.1 million of cash used for the business acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities in the three-month period ended March 31, 2013 and 2012, was $3.7 million and $586,000, which resulted from the issuance of stock due to employees exercising their stock options.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments, of $88.1 million as of March 31, 2013. For the first three months of 2013, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $88.1 million, are sufficient to meet our operating and capital requirements for the next several years. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, except for those noted in Legal Proceedings in Part II, Item 1 below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

We conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act) (“Disclosure Controls”) as of the end of the period covered by this Report required by Exchange Act Rules 13a-15(b) or 15d-15(b). The controls evaluation was conducted under the supervision and with the participation of our management, including the CEO and CFO. Based on this evaluation, the CEO and CFO have concluded that as of the end of the period covered by this report the disclosure controls and procedures were effective at a reasonable assurance level.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of March 31, 2013, we had accrued approximately $0.2 million related to pending product liability and contractual lawsuits.

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

In the three-month period ended March 31, 2013, our U.S. revenue increased by approximately 3%, compared to the same period in 2012. Even though our U.S. revenue has increased in the three-month period ended March 31, 2013, it continues to be significantly below the pre-2009 levels. If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the three-month period ended March 31, 2013, our U.S. revenue increased by approximately 3%, compared to the same period 2012. Even though our U.S. revenue increased in 2013, it continues to be significantly below the pre-2009 levels due to several factors, some of which are:

•
Our Product and upgrade average selling prices (“ASPs”) were lower than the pre-2009 levels as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems.

•
Historically, we have introduced a new product every year since 2000, with the exception of 2009, and our revenue increases following the introduction of new products. In 2010, we launched GenesisPlus, in 2011 ExcelV, and in 2012 VariLite and truSculpt. Even though we have introduced these new products and experienced sales increases as a result, there can be no assurance that we will continue to introduce a new product each year or that these products introduced will translate into increased revenue in the long term in the U.S.

Though our U.S. quarterly revenue has improved over the past eight quarters ended March 31, 2013, compared with the respective quarters in the prior year, due primarily to new product introductions, this growth was partly attributable to our U.S. direct sales force expansion, acquisition of the Iridex aesthetic business in February 2012, improved U.S. macroeconomic environment, and availability of credit at reduced interest rates. The improved macroeconomic environment also contributed to increased corporate confidence and spending. If the current economic recovery does not hold, or there is another recession in the U.S., our future revenue would be adversely impacted.

If our U.S. revenue does not continue to improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

We have had net quarterly operating losses since the third quarter of 2008, except that we were profitable for the fourth quarter of 2009 and 2012.  We are unable to predict whether we will return to sustained quarterly profits in the future.

Although we had a profitable fourth quarter in 2012, in the first quarter of 2013 we had a net loss. There is no guarantee that we will be profitable in the future. Any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of sales from some of our newer products. For example, we launched our truSculpt product in August 2012 which we anticipate will comprise significant portion of our revenues. If truSculpt does not generate expected revenues and/or our North American revenue does not improve, our overall revenue will be adversely affected and we may not be able to become profitable in future quarters. You should not therefore rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.

Our ability to sustain profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future profitability or losses. If our revenue does not achieve adequate growth, we may continue to incur a quarterly net loss and consume cash in our operations.

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

We have restructured our direct sales force, sales management and have increased the number of sales territories in North America from 27 at December 31, 2010 to 34 as of March 31, 2013. We have been training our existing and recently recruited sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability. While the North American sales expansion and training, together with the new products introduced and the Iridex aesthetic business unit, resulted in improved year-over-year revenue growth over the eight quarters ended March 31, 2013, there can be no assurance given that our direct sales productivity will improve, or that we will not experience significant levels of attrition in the future. If we are not able to improve the productivity of our North American sales force, then our total revenue, profitability and stock price may be adversely impacted.

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

Our gross margin (revenue less cost) improved to 54% in the three-month period ended March 31, 2013, compared to 50% for the same period in 2012. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In 2012, we launched truSculpt for the body contouring market and acquired VariLite for vascular and pigmented lesions. In 2011, we launched our vascular laser product – ExcelV – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceuticals and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and / or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

However, beginning in the first quarter of 2013, medical device manufacturers have to pay an excise tax of 2.3% on certain U.S. medical device revenues. Though there are some exceptions, this excise tax applies to all of our product and upgrade revenue from the U.S. and will adversely affect our future profitability and financial condition.

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

International revenue represented 59% of our total revenue for the three-month period ended March 31, 2013, compared to 60% for the same period in 2012. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

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

As a result of recent fluctuations in currency markets and the strong dollar relative to many other major currencies, our products priced in U.S. dollars may be cheaper or more expensive relative to products of our foreign competitors, which could result in volatility in our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the significant appreciation of the U.S. Dollar against the Japanese Yen and Canadian Dollar in the first quarter of 2013, our U.S. dollar denominated sales became more expensive for our Japanese and Canadian customers, which had a negative impact on our revenue. Further, our Japanese Yen based revenue, when translated into U.S. Dollars, represented a decline of our total revenue. Future foreign currency fluctuations could adversely impact our revenue, operations and stock price.

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Palomar, Solta, and Syneron and as well as private companies such as Alma, Lumenis, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, we acquired the aesthetic business unit of Iridex in February 2012, Solta (previously Thermage) acquired Aesthera in February 2010 and Reliant in December 2008; Syneron acquired Ultrashape in March 2012 and Candela in September 2009; and Cynosure acquired the aesthetic laser business of HOYA ConBio in June 2011 and is in the process of merging with  Palomar (transaction is expected to close in June 2013). We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

Continued expansion of the global market for laser and other-energy-based aesthetic procedures is a material assumption of our business strategy. Most procedures performed using our products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize our products may therefore be influenced by a number of factors, including:

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

The U.S. Food and Drug Administration (the “FDA”), state authorities and international regulatory bodies have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA, state agencies or international regulatory bodies.

The FDA, state authorities and international regulatory bodies have broad enforcement powers. For example, in July 2012, we received a warning letter from the FDA concerning the promotional labeling for our GenesisPlus laser. The FDA determined that some of the claims, such as the one related to Skin Rejuvenation, constituted new Indications for Use and required additional 510(k) clearances. The FDA subsequently requested that we review the promotional labeling for all of our products to ensure our claims were within regulatory clearances and that we submit updated promotional labeling for our products to the FDA for their review. We are in the process of complying with the FDA’s request.

If we fail to comply with any of the applicable regulatory requirements of the FDA, or state, or one of the international regulatory bodies, it could result in enforcement action by the agencies, which may include any of the following sanctions:

•	Warning letters, fines, injunctions, consent decrees and civil penalties;
•	Repair, replacement, refund, recall or seizure of our products;
•	Operating restrictions or partial suspension or total shutdown of production;
•	Refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;
•	Withdrawing 510(k) clearance or pre-market approvals that have already been granted; and
•	Criminal prosecution.

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

Federal regulatory reforms and changes occurring at the FDA could adversely affect our ability to sell our products profitably and financial condition.

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

We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation (the “QSR”). The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Because our products involve the use of lasers, our products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products. The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We had a full quality system audit in 2008 and an FDA audit of compliance with laser performance standards in 2010 and a full quality system audit plus laser performance standard audit in August 2011 and a full quality system audit in October 2012. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

On February 2, 2012, we completed the acquisition of certain assets of IRIDEX Corporation’s global aesthetic business. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, we recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into our business in the future. At March 31, 2013, we have net intangible assets of $2.1 million and $1.3 million of goodwill. While the integration of the operations, service business and the VariLite product has been completed, we cannot provide any assurances that we will ultimately realize the anticipated benefits from this acquisition.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of March 31, 2013, our balance in marketable investments was $71 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2013 would have potentially decreased by approximately $903,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2013, we had 24 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

In April of 2013, the Board approved having the Company enter new Change of Control agreements with our Chief Executive Officer and Chief Financial Officer on the same terms as the agreements that had expired. The new Change of Control agreements are attached to this filing as exhibits.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan, as amended by its Board of Directors on April 25, 2008.

10.15	Change of Control and Severance Agreement – Kevin P. Connors

10.16	Change of Control and Severance Agreement – Ronald J. Santilli

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 28, 2008.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 6th day of May, 2013.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)