Form 10-Q
period 2013-06-30
CUTERA INC
filed 2013-08-05
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2013 was 14,820,679.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$11,885	$23,546
Marketable investments	77,741	62,026
Accounts receivable, net	7,542	8,841
Inventories	10,518	11,114
Deferred tax asset	39	40
Other current assets and prepaid expenses	1,429	1,439
Total current assets	109,154	107,006

Property and equipment, net	1,338	933
Deferred tax asset, net of current portion	504	553
Intangibles, net	2,218	2,566
Goodwill	1,339	1,339
Other long-term assets	348	397
Total assets	$114,901	$112,794

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,430	$2,107
Accrued liabilities	7,668	9,493
Deferred revenue	6,993	6,618
Total current liabilities	17,091	18,218

Deferred revenue, net of current portion	2,844	2,102
Income tax liability	325	412
Other long-term liabilities	1,386	1,288
Total liabilities	21,646	22,020

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,812,366 and 14,233,476 shares at June 30, 2013 and December 31, 2012, respectively	15	14
Additional paid-in capital	105,954	100,552
Accumulated deficit	(12,674)	(9,873)
Accumulated other comprehensive income	(40)	81
Total stockholders’ equity	93,255	90,774
Total liabilities and stockholders’ equity	$114,901	$112,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net revenue:
Products	$15,053	$15,156	$26,576	$27,010
Service	4,507	4,435	8,951	8,308
Total net revenue	19,560	19,591	35,527	35,318
Cost of revenue:
Products	6,151	6,968	11,573	12,619
Service	2,291	2,306	4,286	4,500
Total cost of revenue	8,442	9,274	15,859	17,119
Gross profit	11,118	10,317	19,668	18,199

Operating expenses:
Sales and marketing	7,170	7,112	13,626	14,549
Research and development	2,217	1,872	4,338	4,088
General and administrative	2,354	2,854	4,643	6,349
Total operating expenses	11,741	11,838	22,607	24,986
Loss from operations	(623)	(1,521)	(2,939)	(6,787)
Interest and other income, net	75	144	210	240
Loss before income taxes	(548)	(1,377)	(2,729)	(6,547)
Provision for income taxes	90	89	72	186
Net loss	$(638)	$(1,466)	$(2,801)	$(6,733)

Net loss per share:
Basic and Diluted	$(0.04)	$(0.10)	$(0.19)	$(0.48)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,723	14,095	14,566	14,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(638)	$(1,466)	$(2,801)	$(6,733)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(125)	380	(121)	549
Less: Reclassification adjustment for gains on investments recognized during the year	—	(7)	—	(13)
Net change in unrealized gain (loss) on available-for-sale investments	(125)	373	(121)	536
Tax provision (benefit)	(2)	(17)	—	20
Other comprehensive income (loss), net of tax	(123)	390	(121)	516
Comprehensive loss	$(761)	$(1,076)	$(2,922)	$(6,217)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30
	2013	2012
Cash flows from operating activities:
Net loss	$(2,801)	$(6,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,622	1,525
Depreciation and amortization	646	768
Other	50	—
Changes in assets and liabilities:
Accounts receivable	1,299	(1,057)
Inventories	596	(441)
Other current assets and prepaid expenses	242	503
Other long-term assets	49	(53)
Accounts payable	323	(374)
Accrued liabilities	(1,952)	(241)
Other long-term liabilities	225	3
Deferred revenue	1,117	385
Income tax liability	(87)	(9)
Net cash provided by (used in) operating activities	1,329	(5,724)

Cash flows from investing activities:
Acquisition of property and equipment	(703)	(311)
Business acquisition	—	(5,091)
Proceeds from sales of marketable and long-term investments	4,975	17,795
Proceeds from maturities of marketable investments	16,200	19,835
Purchase of marketable investments	(37,243)	(23,536)
Net cash provided by (used in) investing activities	(16,771)	8,692

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	3,781	800
Net cash provided by financing activities	3,781	800

Net increase (decrease) in cash and cash equivalents	(11,661)	3,768
Cash and cash equivalents at beginning of period	23,546	14,020
Cash and cash equivalents at end of period	$11,885	$17,788

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

The following tables summarize unrealized gains and losses related to our marketable investments, designated as available-for-sale (in thousands):

June 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,027	$—	$—	$2,027
Money market funds	7,858	—	—	7,858
Commercial paper	2,000	—	—	2,000
Total cash and cash equivalents	11,885	—	—	11,885

Marketable securities:
U.S. government notes	4,005	1	—	4,006
U.S. government agencies	34,577	24	(47)	34,554
Municipal securities	3,120	7	(6)	3,121
Commercial paper	15,597	7	—	15,604
Corporate debt securities	20,432	41	(17)	20,456
Total marketable investments	77,731	80	(70)	77,741

Total cash, cash equivalents and marketable investments	$89,616	$80	$(70)	$89,626

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,198	$—	$—	$2,198
Money market funds	17,348	—	—	17,348
Commercial paper	4,000	—	—	4,000
Total cash and cash equivalents	23,546	—	—	23,546

Marketable securities:
U.S. government notes	4,005	4	—	4,009
U.S. government agencies	24,910	48	—	24,958
Municipal securities	4,184	23	(1)	4,206
Commercial paper	10,515	4	—	10,519
Corporate debt securities	18,281	59	(6)	18,334
Total marketable investments	61,895	138	(7)	62,026

Total cash, cash equivalents and marketable investments	$85,441	$138	$(7)	$85,572

As of June 30, 2013 and December 31, 2012, the total gross unrealized losses were $70,000 and $7,000, respectively, and were related to interest rate changes on short-term marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or a recovery of the cost basis. No securities were in unrealized loss positions for more than 12 months.

The following table summarizes the estimated fair value of our securities available-for-sale and classified as cash and cash equivalents and marketable investments classified by the contractual maturity date of the security as of June 30, 2013 (in thousands):

Amount
Due in less than one year	$39,862
Due in 1 to 3 years	39,879
Due in 3 to 10 years	—
Due in greater than 10 years	—
$79,741

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

As of June 30, 2013, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

June 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$7,858	—	—	$7,858
Commercial paper	—	2,000	—	2,000
Short-term marketable investments:
U.S. government notes	—	4,006	—	4,006
U.S. government agencies	—	34,554	—	34,554
Municipal securities	—	3,121	—	3,121
Commercial paper	—	15,604	—	15,604
Corporate debt securities	—	20,456	—	20,456
Total assets at fair value	$7,858	$79,741	$—	$87,599

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2013 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better, with the exception of one short-term municipal note that was rated at SP-1+ (S&P’s credit rating indicating a very strong capacity to pay principal and interest).

Note 4. Inventories
Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$6,344	$7,221
Finished goods	4,174	3,893
Total	$10,518	$11,114

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

The following table provides the changes in the product warranty accrual for the six-month period ended June 30, 2013 (in thousands):

Amount
Beginning Balance – December 31, 2012	$1,212
Add: Accruals for warranties issued during the period	1,712
Less: Settlements made during the period	(1,875)
Ending Balance –June 30, 2013	$1,049

Note 6. Deferred Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the six-month periods ended June 30, 2013 and 2012 (in thousands):

	June 30
	2013	2012
Beginning Balance	$8,539	$5,838
Add: Payments received	7,140	6,033
Add: Contract revenue assumed with business acquisition	—	780
Less: Revenue recognized	(5,964)	(5,645)
Ending Balance	$9,715	$7,006

Costs incurred under service contracts were $3.5 million and $3.6 million for the six-month periods ended June 30, 2013 and 2012, which were recognized as incurred.

Note 7. Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six-month periods ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$166	$168	$325	$311
Sales and marketing	198	159	397	299
Research and development	89	147	190	293
General and administrative	349	313	710	622
Total stock-based compensation expense	$802	$787	$1,622	$1,525

Under the 2004 Equity Incentive Plan, the Company issued 451,051 shares of common stock during the six-month period ended June 30, 2013, in conjunction with stock options exercised.

During the six-month period ended June 30, 2013, the following number of equity awards of the Company’s common stock was granted (in thousands):

Shares
Stock options	975
Restricted stock units	185
Performance stock units	34
Total	1,194

As of June 30, 2013, there was $5.8 million of unrecognized compensation expense, net of projected forfeitures related to non-vested stock awards. The expense is expected to be recognized over the remaining weighted-average period of 3.0 years.

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

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Options to purchase common stock	3,519	3,463	3,628	3,564
Restricted stock units	140	51	144	53
Performance stock units	34	—	34	—
Employee stock purchase plan shares	60	53	60	53
Total	3,753	3,567	3,866	3,670

Note 9. Income Taxes

For the three and six months ended June 30, 2013, the Company’s tax provision was $90,000 and $72,000, compared to $89,000 and $186,000 for the three and six months ended June 30, 2012. The Company’s income tax provision for the three and six-month periods ended June 30, 2013 and 2012 was primarily related to income taxes of the Company’s international operations, as a full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during the respective periods.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2013 and December 31, 2012, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the Company’s statement of operations for the three and six months ended June 30, 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

Note 10. Commitments and Contingencies

Capital Lease Obligation
Commencing in the first quarter of 2013, the Company financed vehicles for some of its sales employees in North America. As of June 30, 2013 the gross value of the leased vehicles was $397,000 and the accumulated depreciation was $37,000 and the minimum lease payments that the Company is committed to are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2013(remainder)	$53
2014	106
2015	106
2016	105
2017	—
Total	$370

Litigation and Litigation Settlements
The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of June 30, 2013, the Company had accrued approximately $0.2 million related to pending product liability and contractual lawsuits.

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

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows, resulting in Upgrade revenue.  Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute Merz Pharma GmbH’s (“Merz”) Radiesse® dermal filler product and Obagi Medical Products, Inc.’s (“Obagi”) cosmeceutical products.

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

Geographical Revenue
Our U.S. revenue decreased by $174,000, or 2%, in the three-month period ended June 30, 2013, and was flat in the six-month period ended June 30, 2013, compared to the same periods in 2012. The decrease in the three-month period ended June 30, 2013, compared to the same period 2012, was due primarily to a decline in the U.S. Service business as well as a decline in some of our legacy products, partially offset by sales of our truSculpt product which was introduced in the third quarter of 2012.

For the three and six-month periods ended June 30, 2013, our international revenue increased by $143,000 and $206,000, or 1%, respectively compared to the same periods in 2012. This revenue increase resulted primarily from higher revenue from our direct operations in France, several of our Asian distributor countries, offset by declines in revenue from Canada and Japan, which was due in part to the decline in their currencies versus the U.S. Dollar.

Revenue by Product Category

Significant changes in revenue by product category were a decline in our Dermal filler and cosmeceutical revenue in Japan, due primarily to the weakening Japanese Yen, versus the U.S. Dollar, and some volume discounting; offset by an increase in our worldwide Service revenue, due to the acquisition of the Iridex aesthetic business in February 2012; as well as an increase in our Product and upgrade revenue.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Net revenue	100%	100%	100%	100%
Cost of revenue	43%	47%	45%	48%
Gross margin	57%	53%	55%	52%

Operating expenses:
Sales and marketing	37%	36%	38%	41%
Research and development	11%	10%	12%	12%
General and administrative	12%	15%	13%	18%
Total operating expenses	60%	61%	63%	71%

Loss from operations	(3)%	(8)%	(8)%	(19)%
Interest and other income, net	—%	1%	1%	1%
Loss before income taxes	(3)%	(7)%	(7)%	(18)%
Provision (benefit) for income taxes	—%	—%	—%	1%
Net loss	(3)%	(7)%	(7)%	(19)%

Total Net Revenue
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Revenue mix by geography:
United States	$7,660	(2%)	$7,834	$14,148	—	$14,145
International	11,900	1%	11,757	21,379	1%	21,173
Consolidated total revenue	$19,560	—	$19,591	$35,527	1%	$35,318

United States as a percentage of total revenue	39%		40%	40%		40%
International as a percentage of total revenue	61%		60%	60%		60%
Revenue mix by product category:
Products and upgrades	$13,034	4%	$12,487	$22,231	2%	$21,745
Service	4,507	2%	4,435	8,951	8%	8,308
Titan and truSculpt hand piece refills	1,106	(9%)	1,216	2,296	(2%)	2,346
Dermal fillers and cosmeceuticals	913	(37%)	1,453	2,049	(30%)	2,919
Consolidated total revenue	$19,560	—	$19,591	$35,527	1%	$35,318

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

Product and upgrade revenue increased by $547,000 or 4% in the three-month period ended June 30, 2013, compared to the same period in 2012, and by $486,000 or 2% in the six-month period ended June 30, 2013, compared to the same period in 2012. This resulted primarily due to an increase in our ExcelV and truSculpt product revenue, which was partly offset by declines in some of legacy products and upgrades.

Service Revenue
Our worldwide Service revenue increased by $72,000, or 2%, in the three-month period ended June 30, 2013, compared to the same period in 2012, and by $643,000 or 8% in the six-month period ended June 30, 2013, compared to the same period in 2012. This increase was primarily the result of Service revenue from the Iridex business acquisition in February 2012.

Titan and truSculpt Hand Piece Refill Revenue
Our Titan and truSculpt hand piece refill revenue decreased by $110,000 or 9% in the three-month period ended June 30, 2013, compared to the same period in 2012, and by $50,000 or 2% in the six-month period ended June 30, 2013, compared to the same period in 2012. This decrease was due primarily to declines in Titan hand piece refill revenue caused partially by reduced utilization and the decline in the Japanese Yen versus the U.S. Dollar, which was offset in part by an increase in revenue from truSculpt refills that started shipping from the fourth quarter ended December 31, 2012.

Dermal Filler and Cosmeceuticals Revenue
Our dermal filler and cosmeceuticals revenue decreased by $540,000 or 37%, in the three-month period ended June 30 2013, compared to the same period in 2012, and by $870,000 or 30% in the six-month period ended June 30, 2013, compared to the same period in 2012. This decrease was due primarily to the weakening of the Japanese Yen, versus the U.S. Dollar, and some volume discounting.

Discussion of Revenue by Geography:

U.S. Revenue
Our U.S. revenue decreased by $174,000, or 2%, in the three-month period ended June 30, 2013, compared to the same period in 2012. This decrease was primarily attributable to a decline in the U.S. Service business as well as a decline in some of our legacy products, partially offset by higher revenue from ExcelV and of truSculpt (which was introduced in the third quarter of 2012) products. Our U.S. revenue remained flat in the six-month period ended June 30, 2013, compared to the same period in 2012.

International Revenue
International revenue increased by $143,000, and $206,000,or 1%, in the three and six-month periods ended June 30, 2013, compared to the same periods in 2012. These increases resulted primarily from higher revenue from our direct operations in France, several of our Asian distributor countries, offset by declines in revenue from Canada and Japan which was due in part to the decline in their currencies versus the U.S. Dollar.

Gross Profit
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Gross profit	$11,118	8%	$10,317	$19,668	8%	$18,199
As a percentage of total net revenue	57%		53%	55%		52%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 57% in the three-month period ended June 30, 2013, compared to 53% for the same period in 2012. Gross margin was 55% in the six-month period ended June 30, 2013, compared to 52% for the same period in 2012. This improvement was due primarily to a shift in product mix towards higher margin products, improved margin from our Service business due primarily to reduced material expenses, and the result of cost reduction initiatives.

Sales and Marketing
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Sales and marketing	$7,170	1%	$7,112	$13,626	(6%)	$14,549
As a percentage of total net revenue	37%		36%	38%		41%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $58,000, and represented 37% of total net revenue, in the three-month period ended June 30, 2013, compared to 36% in the same period in 2012.

Sales and marketing expenses decreased by $923,000, and represented 38% of total net revenue, in the six-month period ended June 30, 2013, compared to 41% in the same period in 2012. The $923,000 decrease was due primarily to:

•	$364,000 of lower international expenses attributable to the closure of our Spain and U.K. offices in March 2012;
•	$346,000 of decreased Japan expenses resulting primarily from the appreciation of the U.S. Dollar against the Japanese Yen; and
•	$203,000 of decreased North American sales commission expenses.

Research and Development (R&D)
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Research and development	$2,217	18%	$1,872	$4,338	6%	$4,088
As a percentage of total net revenue	11%		10%	12%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $345,000, and represented 11% of total net revenue, in the three-month period ended June 30, 2013, compared to 10% for the same period in 2012. The increase was due primarily to:

•	$267000 of increased material spending related to new product development; and
•	$76,000 of increased personnel related expenses due to higher headcount.

R&D expenses increased by $250,000, and represented 12% of total net revenue, in the six-month periods ended June 30, 2013 and 2012. The increase was due primarily to $249,000 of increased material spending related to new product development.

General and Administrative (G&A)
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
General and administrative	$2,354	(18%)	$2,854	$4,643	(27%)	$6,349
As a percentage of total net revenue	12%		15%	13%		18%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax (from January 1, 2013) and other general and administrative expenses. G&A expenses decreased $500,000, and represented 12% of total net revenue, in the three-month period ended June 30, 2013, compared to 15% for the same period in 2012. This decrease was due primarily to $272,000 of decreased legal fee and expense and $249,000 of decreased personnel related expenses.

G&A expenses decreased $1.7 million, and represented 13% of total net revenue, in the six-month period ended June 30, 2013, compared to 18% for the same period in 2012. This decrease was due primarily to $506,000 of decreased legal fees and expenses, $559,000 of non-recurring acquisition related expenses incurred in first quarter of 2012, $358,000 of decreased personnel related expenses, $331,000 of decreased accounting fees partially offset by a $138,000 increase in expenses due to the commencement of the U.S. medical device excise tax from January 1, 2013.

Interest and Other Income, Net

Interest and other income, net consist of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Interest income	$110	(15%)	$129	$219	(15%)	$257
Other income, net	(35)	(333%)	15	(9)	47%	(17)
Total interest and other income, net	$75	(48%)	$144	$210	(13%)	$240

Interest and other income, net, decreased $69,000 for the three-month period ended June 30, 2013, and decreased by $30,000 for the six-month period ended June 30, 2013 compared to the same periods in 2012. The decrease in the three-month period ended June 30, 2013, compared to the same period in 2012, was primarily attributable to a $43,000 increase in net foreign exchange losses and a $19,000 decrease in interest income resulting from reduced yields. The decrease in the six-month period ended June 30, 2013, compared to the same period in 2012, was primarily attributable to a $38,000 decrease in interest income resulting from reduced yields, offset by a $12,000 decrease in net foreign exchange losses.

Provision for Income Taxes
	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Loss before income taxes	$(548)	(60%)	$(1,377)	$(2,729)	(58%)	$(6,547)
Provision for income taxes	90	NA	89	72	NA	186

We recorded an income tax provision for the three and six months ended June 30, 2013 of $90,000 and $72,000, compared to $89,000 and $186,000 for the three and six months ended June 30, 2012. Our income tax provision for the three and six-month periods ended June 30, 2013 and 2012 was primarily related to income taxes of our international operations, as a full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during the respective periods.

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

Cash and Cash Equivalents and Marketable Investments

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	June 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$11,885	$23,546	$(11,661)
Marketable investments	77,741	62,026	15,715
Total	$89,626	$85,572	$4,054

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012
Net cash flow provided by (used in):
Operating activities	$1,329	$(5,724)
Investing activities	(16,771)	8,692
Financing activities	3,781	800
Net increase (decrease) in cash and cash equivalents	$(11,661)	$3,768

Cash Flows from Operating Activities

Net cash generated by operating activities in the six-month period ended June 30, 2013 was $1.3 million, which was due primarily to:

•	$483,000 used due to the net loss of $2.8 million, after adjusting for non-cash related items of $2.3 million consisting primarily of stock-based compensation expense of $1.6 million and depreciation and amortization expenses of $646,000;
•	$2.0 million used to pay down accrued liabilities as of December 31, 2012; offset by
•	$1.3 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2012;
•	$1.1 million generated by an increase in deferred service revenue resulting primarily from the sale of service contracts to an increasing installed base of customers; and
•	$596,000 generated by a reduction in inventories.

Net cash used in operating activities in the six-month period ended June 30, 2012 was $5.7 million, which was due primarily to:

•	$4.4 million used due to the net loss of $6.7 million, after adjusting for non-cash related items of $2.3 million consisting primarily of stock-based compensation expense of $1.5 million and depreciation and amortization expenses of $768,000;
•	$1.1 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended June 30, 2012, compared to the three-month period ended December 31, 2011;
•	$441,000 used to increase inventory relating primarily to higher raw materials and finished goods associated with our increased revenue levels and higher demonstration inventories as a result of increased sales personnel;
•	$374,000 used to reduce accounts payable from their higher 2011 year-end balance;
•	$241,000 used to reduce accrued liabilities as of December 31, 2011; offset by
•	$503,000 generated by a reduction of other current assets, primarily relating to a $514,000 reduction in discounts and purchased interest with respect to our marketable investments; and
•	$385,000 generated by an increase in deferred service revenue primarily as a result of the Iridex acquisition.

Cash Flows from Investing Activities

We used net cash of $16.8 million in our investing activities in the six-month period ended June 30, 2013, which was attributable primarily to:

•	$37.2 million of cash used to purchase marketable investments;
•	$0.7 million used to acquire property and equipment; partially offset by
•	$21.2 million in net proceeds from the sales and maturities of marketable investments.

We generated net cash of $8.7 million from investing activities in the six-month period ended June 30, 2012, which was attributable primarily to:

•	$37.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$23.6 million of cash used to purchase marketable investments; and
•	$5.1 million of cash used for the Iridex acquisition.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.8 million in the six-month period ended June 30, 2013 and $800,000 in the six-month period ended June 30, 2012, which primarily resulted from the issuance of stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments, of $89.6 million as of June 30, 2013. For the first six months of 2013, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $89.6 million, are sufficient to meet our operating and capital requirements for the next several years, as well as repurchase our stock pursuant to a $20 million share buy-back program approved by our Board. Except for the recent trend of cash used to fund our operating activities, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, except for those noted in Legal Proceedings in Part II, Item 1 below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013, except for the following.

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

In the three and six-month periods ended June 30, 2013, versus the same periods in 2012, the average exchange rate of the Japanese Yen versus the U.S. Dollar declined by approximately 23% and 20%, respectively. While the effect of this foreign exchange rate decline was not significant to our net operating results, it negatively impacted our Japanese Yen denominated revenue, which was offset by a favorable impact on our cost of goods sold and operating expenses.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of June 30, 2013, we had accrued approximately $0.2 million related to pending product liability and contractual lawsuits.

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

In the three month period ended June 30, 2013, our U.S. revenue decreased by approximately 2% and remained flat for the six-month period ended June 30 2013, compared to the same periods in 2012. Our U.S. revenue continues to be significantly below the pre-2009 levels and unless it improves, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

Though our U.S. quarterly revenue grew in the nine quarters ended March 31, 2013, compared to the respective quarters in the prior years, it declined slightly (by approximately 2%) in the second quarter of 2013, compared to the same period in 2012.  Our U.S. revenue growth since the beginning of 2010 has resulted from new product introductions, direct sales force expansion, acquisition of the Iridex aesthetic business in February 2012, improved U.S. macroeconomic environment, availability of credit at reduced interest rates, and increased corporate confidence and spending. However, our U.S. revenue continues to be significantly below the pre-2009 levels due to several factors, including:

•	Lower Product and upgrade average selling prices (“ASPs”) as a result of customers purchasing fewer applications for systems, lower pricing resulting from competitive discounting pressures and the impact of a shift in our product mix towards lower priced systems;
•	Higher U.S. direct sales and management turnover in the six months ended June 30, 2013, than since the beginning of 2010. This turnover negatively impacted our revenue and employee productivity in the three and six months ended June 30, 2013.
•	Historically, following a new product introduction our revenue has increased, compared to prior periods. However, even though we have experienced increased revenue from our recently launched ExcelV (in the second quarter of 2011) and truSculpt (in the third quarter of 2012) products, these revenue increases have not totally offset declines in some of our legacy product sales and upgrade business, as well as the lower ASPs.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S, or that the new direct sales employees hired to replace the recently terminated sales employees will be effective and result in improved sales productivity.  Further, if the current economic recovery does not hold, or there is another recession in the U.S., our future revenue would be adversely impacted.

If our U.S. revenue does not improve, it could have a material adverse effect on our total revenue, profitability, employee retention and stock price.

We have had net quarterly operating losses since the third quarter of 2008, except that we were profitable for the fourth quarter of 2009 and 2012.  We are unable to predict whether we will return to sustained quarterly profits in the future.

Although we had a profitable fourth quarter in 2012, in the first two quarters of 2013 we had a net loss. There is no guarantee that we will be profitable in the future. Any predictions about future performance of our going forward operations may not be as accurate as they could be if we had a longer history of sales from some of our newer products. For example, we launched our truSculpt product in August 2012 which we anticipate will comprise significant portion of our revenues. If truSculpt does not generate expected revenues and/or our North American revenue does not improve, our overall revenue will be adversely affected and we may not be able to become profitable in future quarters. You should not therefore rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance.
Our ability to sustain profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future profitability or losses. If our revenue does not achieve adequate growth in the future, we may continue to incur a quarterly net loss and could consume cash in our operations.

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

We have restructured our direct sales force, sales management and have increased the number of sales territories in North America from 27 at December 31, 2010 to 31 as of June 30, 2013. However, due to the recent U.S. direct sales and management turnover in the six months ended June 30, 2013, we had six vacant sales territories and are in the process of replacing the recently terminated sales employees. This turnover negatively impacted our revenue and employee productivity in the three and six months ended June 30, 2013. We train our existing and recently recruited sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability. While the North American sales expansion and training, together with the new products introduced and the Iridex aesthetic business unit, resulted in improved year-over-year U.S. revenue growth in each of the nine quarters ended March 31, 2013 (and declined by 2% in the quarter ended June 30, 2013), there can be no assurance that the recently recruited sales professionals will be adequately trained in a timely manner, or our direct sales productivity will improve, or that we will not experience significant levels of attrition in the future. If we are not able to improve the productivity of our North American sales force, then our total revenue, profitability and stock price may be adversely impacted.

We have experienced significant turnover of our European sales team. While we continue to have a direct sales and service organization in France, and have consolidated our operations with the newly acquired aesthetic business of Iridex there, we have restructured the rest of our European operation. We shut down our direct European hub in Switzerland in December 2011, and in March 2012 we shut down our direct sales offices in Spain and the United Kingdom. We have engaged a distributor in Switzerland and are in the process of identifying new distributor partners in Spain and the United Kingdom. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

Our gross margin (revenue less cost) improved to 55% in the six-month period ended June 30, 2013, compared to 52% for the same period in 2012. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In 2012, we launched truSculpt for the body contouring market and acquired VariLite for vascular and pigmented lesions. In 2011, we launched our vascular laser product – ExcelV – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceuticals and dermal fillers in the Japanese market. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Macroeconomic declines, negative political developments, adverse market conditions and catastrophic events may cause a decline in our revenue, negatively affect our operating results, adversely affect our cash flow and could result in a decline in our stock price.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

International revenue represented 60% of our total revenue for the six-month periods ended June 30, 2013 and 2012. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. dollars. Both these factors had a negative impact on our international revenue for the three and six months ended June 30, 2013, compared to the same period in 2012.

Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Solta, Syneron, as well as private companies such as Alma, Lumenis, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, Cynosure acquired Palomar in June 2013 and the aesthetic laser business of HOYA ConBio in June 2011; Syneron acquired Ultrashape in March 2012 and Candela in September 2009; we acquired the aesthetic business unit of Iridex in February 2012; and Solta (previously Thermage) acquired Aesthera in February 2010 and Reliant in December 2008. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

However, beginning in the first quarter of 2013, medical device manufacturers have to pay an excise tax of 2.3% on certain U.S. medical device revenues. Though there are some exceptions, this excise tax applies to all of our product and upgrade revenue from the U.S. and will continue to have an adverse effect on our operating profitability and financial condition.

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

On February 2, 2012, we completed the acquisition of certain assets of IRIDEX Corporation’s global aesthetic business. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, we recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into our business in the future. At June 30, 2013, we have net intangible assets of $2.0 million and $1.3 million of goodwill. While the integration of the operations, service business and the VariLite product has been completed, we cannot provide any assurances that we will ultimately realize the anticipated benefits from this acquisition.
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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of June 30, 2013, our balance in marketable investments was $78 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2013 would have potentially decreased by approximately $961,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of June 2013, approximately 44% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2013, we had 27 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

On August 5, 2013, our Board of Directors modified Cutera, Inc.’s stock buyback program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the stock buyback program permits the Company to purchase an aggregate of $20 million of its common stock.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4(1)	Bylaws of the Registrant.

4.1(2)	Specimen Common Stock certificate of the Registrant.

10.14(3)	Cutera, Inc. 2004 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 29, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 5th day of August, 2013.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)