Form 10-Q
period 2013-09-30
CUTERA INC
filed 2013-11-04
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2013 was 14,121,674.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$15,160	$23,546
Marketable investments	67,121	62,026
Accounts receivable, net	7,494	8,841
Inventories	10,421	11,114
Deferred tax asset	38	40
Other current assets and prepaid expenses	1,583	1,439
Total current assets	101,817	107,006

Property and equipment, net	1,461	933
Deferred tax asset, net of current portion	503	553
Intangibles, net	2,044	2,566
Goodwill	1,339	1,339
Other long-term assets	348	397
Total assets	$107,512	$112,794

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,100	$2,107
Accrued liabilities	7,784	9,493
Deferred revenue	7,195	6,618
Total current liabilities	17,079	18,218

Deferred revenue, net of current portion	3,395	2,102
Income tax liability	69	412
Other long-term liabilities	1,353	1,288
Total liabilities	21,896	22,020

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,121,070 and 14,233,476 shares at September 30, 2013 and December 31, 2012, respectively	14	14
Additional paid-in capital	99,899	100,552
Accumulated deficit	(14,342)	(9,873)
Accumulated other comprehensive income	45	81
Total stockholders’ equity	85,616	90,774
Total liabilities and stockholders’ equity	$107,512	$112,794

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenue:
Products	$12,480	$15,128	$39,056	$42,138
Service	4,348	4,298	13,299	12,606
Total net revenue	16,828	19,426	52,355	54,744
Cost of revenue:
Products	5,490	6,618	17,063	19,237
Service	2,161	2,210	6,447	6,710
Total cost of revenue	7,651	8,828	23,510	25,947
Gross profit	9,177	10,598	28,845	28,797

Operating expenses:
Sales and marketing	6,554	7,014	20,180	21,563
Research and development	2,440	2,217	6,778	6,305
General and administrative	2,160	2,475	6,803	8,824
Total operating expenses	11,154	11,706	33,761	36,692
Loss from operations	(1,977)	(1,108)	(4,916)	(7,895)
Interest and other income, net	140	152	350	392
Loss before income taxes	(1,837)	(956)	(4,566)	(7,503)
Provision (benefit) for income taxes	(169)	(64)	(97)	122
Net loss	$(1,668)	$(892)	$(4,469)	$(7,625)

Net loss per share:
Basic and Diluted	$(0.11)	$(0.06)	$(0.31)	$(0.54)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,541	14,127	14,558	14,061

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(1,668)	$(892)	$(4,469)	$(7,625)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	94	273	(27)	822
Less: Reclassification adjustment for gains on investments recognized during the year	(9)	(6)	(9)	(18)
Net change in unrealized gain (loss) on available-for-sale investments	85	267	(36)	804
Tax provision (benefit)	—	102	—	123
Other comprehensive income (loss), net of tax	85	165	(36)	681
Comprehensive loss	$(1,583)	$(727)	$(4,505)	$(6,944)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30
	2013	2012
Cash flows from operating activities:
Net loss	$(4,469)	$(7,625)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,370	2,334
Depreciation and amortization	973	1,186
Other	43	(113)
Changes in assets and liabilities:
Accounts receivable	1,347	(2,698)
Inventories	693	(196)
Other current assets and prepaid expenses	212	717
Other long-term assets	49	(31)
Accounts payable	(7)	(276)
Accrued liabilities	(1,877)	(163)
Other long-term liabilities	233	(24)
Deferred revenue	1,870	905
Income tax liability	(343)	(7)
Net cash provided by (used in) operating activities	1,094	(5,991)

Cash flows from investing activities:
Acquisition of property, equipment and software	(979)	(358)
Business acquisition	—	(5,091)
Proceeds from sales of marketable and long-term investments	12,108	26,361
Proceeds from maturities of marketable investments	26,315	34,445
Purchase of marketable investments	(43,901)	(39,864)
Net cash provided by (used in) investing activities	(6,457)	15,493

Cash flows from financing activities:
Repurchase of common stock	(7,623)	—
Proceeds from exercise of stock options and employee stock purchase plan	4,600	812
Net cash provided by (used in) financing activities	(3,023)	812

Net increase (decrease) in cash and cash equivalents	(8,386)	10,314
Cash and cash equivalents at beginning of period	23,546	14,020
Cash and cash equivalents at end of period	$15,160	$24,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus, ExcelV, VariLite (acquired in 2012) and truSculpt (introduced in 2012) product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, hand pieces, hand piece refills, upgrades, and the distribution of third party manufactured dermal fillers and cosmeceuticals are classified as Product revenue. In addition to Product revenue, the Company generates Service revenue from the sale of post-warranty service contracts, providing services for products that are out of warranty.

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

The following tables summarize unrealized gains and losses related to our marketable investments, designated as available-for-sale (in thousands):

September 30, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$1,830	$—	$—	$1,830
Money market funds	12,180	—	—	12,180
Commercial paper	1,150	—	—	1,150
Total cash and cash equivalents	15,160	—	—	15,160

Marketable securities:
U.S. government notes	5,997	14	—	6,011
U.S. government agencies	30,499	40	(13)	30,526
Municipal securities	2,604	2	(4)	2,602
Commercial paper	9,357	4	—	9,361
Corporate debt securities	18,570	56	(5)	18,621
Total marketable investments	67,027	116	(22)	67,121

Total cash, cash equivalents and marketable investments	$82,187	$116	$(22)	$82,281

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,198	$—	$—	$2,198
Money market funds	17,348	—	—	17,348
Commercial paper	4,000	—	—	4,000
Total cash and cash equivalents	23,546	—	—	23,546

Marketable securities:
U.S. government notes	4,005	4	—	4,009
U.S. government agencies	24,910	48	—	24,958
Municipal securities	4,184	23	(1)	4,206
Commercial paper	10,515	4	—	10,519
Corporate debt securities	18,281	59	(6)	18,334
Total marketable investments	61,895	138	(7)	62,026

Total cash, cash equivalents and marketable investments	$85,441	$138	$(7)	$85,572

As of September 30, 2013 and December 31, 2012, the total gross unrealized losses were $22,000 and $7,000, respectively, and were related to interest rate changes on short-term marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or a recovery of the cost basis. No securities were in unrealized loss positions for more than 12 months.

The following table summarizes the estimated fair value of our securities available-for-sale and classified as cash and cash equivalents and marketable investments classified by the contractual maturity date of the security as of September 30, 2013 (in thousands):

Amount
Due in less than one year	$31,472
Due in 1 to 3 years	36,799
$68,271

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

As of September 30, 2013, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

September 30, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$12,180	—	—	$12,180
Commercial paper	—	1,150	—	1,150
Short-term marketable investments:
U.S. government notes	—	6,011	—	6,011
U.S. government agencies	—	30,526	—	30,526
Municipal securities	—	2,602	—	2,602
Commercial paper	—	9,361	—	9,361
Corporate debt securities	—	18,621	—	18,621
Total assets at fair value	$12,180	$68,271	$—	$80,451

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2013 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories
Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$6,368	$7,221
Finished goods	4,053	3,893
Total	$10,421	$11,114

Note 5. Warranty

The Company provides a standard one-year warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to costs of revenue when revenue is recognized. The estimated warranty cost is based on historical product performance. To determine the estimated warranty reserve, the Company utilizes historical service costs to calculate the expected service expense per system and applies this to the equivalent number of units exposed under warranty. The Company updates these estimated charges every quarter.

The following table provides the changes in the product warranty accrual for the nine-month period ended September 30, 2013 (in thousands):

Amount
Beginning Balance – December 31, 2012	$1,212
Add: Accruals for warranties issued during the period	2,403
Less: Settlements made during the period	(2,557)
Ending Balance –September 30, 2013	$1,058

Note 6. Deferred Service Contract Revenue

Service contract revenue is recognized on a straight-line basis over the period of the applicable extended warranty contract.

The following table provides changes in deferred service contract revenue for the nine-month periods ended September 30, 2013 and 2012 (in thousands):

	September 30,
	2013	2012
Beginning Balance	$8,539	$5,838
Add: Payments received	10,869	9,335
Add: Contract revenue assumed with business acquisition	—	780
Less: Revenue recognized	(8,937)	(8,359)
Ending Balance	$10,471	$7,594

Costs incurred under service contracts were $5.2 million and $5.4 million for the nine-month periods ended September 30, 2013 and 2012, which were recognized as incurred.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program
On August 5, 2013, the Company’s Board of Directors modified Cutera, Inc.’s stock buyback program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the stock buyback program permits the Company to purchase an aggregate of $20 million of its common stock through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchases that are subject to management discretion and regulatory restrictions.

In the quarter ended September 30, 2013, the Company repurchased 796,919 shares of its common stock for approximately $7.6 million. As of September 30, 2013, there remained an additional $12.4 million of the Company's common stock to be purchased under the modified stock buyback program. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions.

Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three and nine-month periods ended September 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$159	$169	$484	$480
Sales and marketing	182	177	579	476
Research and development	103	126	293	419
General and administrative	304	337	1,014	959
Total stock-based compensation expense	$748	$809	$2,370	$2,334

Under the 2004 Equity Incentive Plan, the Company issued 556,674 shares of common stock during the nine-month period ended September 30, 2013, in conjunction with stock options exercised.

During the nine-month period ended September 30, 2013, the following number of equity awards of the Company’s common stock was granted (in thousands):

Shares
Stock options	1,007
Restricted stock units	189
Performance stock units	34
Total	1,230

As of September 30, 2013, there was $5.1 million of unrecognized compensation expense, net of projected forfeitures related to non-vested stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.8 years.

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

The following number of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Options to purchase common stock	4,134	3,910	3,799	3,680
Restricted stock units	206	132	168	79
Performance stock units	34	16	34	14
Employee stock purchase plan shares	27	30	60	52
Total	4,401	4,088	4,061	3,825

Note 9. Income Taxes

For the three months ended September 30, 2013 and 2012, the Company’s tax benefit was $169,000 and $64,000, respectively. For the nine months ended September 30, 2013 and 2012, the Company’s tax benefit was $97,000 and tax expense was $122,000 respectively. The Company’s income tax benefit for the three and nine-month periods ended September 30, 2013 was primarily attributable to a release of uncertain tax position reserves, partially offset by income taxes of the Company’s international operations. The Company’s income tax benefit for the three-month period ended September 30, 2012 was primarily related to gains and losses on marketable and long term investments recorded in other comprehensive loss partially offset by income taxes of the Company’s international operations.  The Company’s tax expense for the nine-month period ended September 30, 2012 was primarily related to income taxes of the Company’s international operations partially offset by benefits for income taxes related to gains and losses on marketable and long term investments recorded in other comprehensive loss.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2013 and December 31, 2012, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

On January 2, 2013, the President signed into law The American Taxpayer Relief Act of 2012, or ATRA. Under prior law, a taxpayer was entitled to a research tax credit for qualifying amounts incurred through December 31, 2011. The ATRA extends the research credit for two years for qualified research expenditures incurred through the end of 2013. The extension of the research credit is retroactive and includes amounts incurred after 2011. The benefit of the reinstated credit did not impact the Company’s statement of operations for the three and nine months ended September 30, 2013, as the research and development credit carryforwards are offset by a full valuation allowance.

Note 10. Commitments and Contingencies

Capital Lease Obligation
During 2013, the Company financed vehicles for some of its sales employees in North America. As of September 30, 2013 the gross capitalized value of the leased vehicles was $487,000 and the related accumulated depreciation was $64,000. As of September 30, 2013 the minimum lease payments are as follows (in thousands):

Fiscal Year Ending December 31,	Amount
2013(remainder)	$33
2014	130
2015	130
2016	142
Total	$435

Litigation and Litigation Settlements
The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of September 30, 2013, the Company had accrued approximately $0.1 million related to pending product liability and contractual lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2012 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2013. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 22 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Products

Our Product revenue is derived from the sale of Products and upgrades, Service, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceuticals. Product revenue includes the sales of systems. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces.

Our broad portfolio of Product brands include:

•	ExcelVTM
•	Xeo®
•	GenesisPlusTM
•	truSculptTM
•	CoolGlide®
•	Solera®
•	myQTM
•	VariLiteTM

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows, resulting in Upgrade revenue.  Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute Merz Pharma GmbH’s (“Merz”) Radiesse® dermal filler product and Obagi Medical Products, Inc.’s (“Obagi”) cosmeceutical products. We have entered into a contract with ZO Medical Health Inc. (“ZO”) and with effect from the fourth quarter of 2013, plan to discontinue sales of some of the Obagi cosmeceutical products in favor of comparable ZO products.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

•	Consumer demand for the application of our products.
•	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
•	Ongoing investment in our global sales and marketing infrastructure.
•	Our ability to hire, train and retain sales and other key employees.
•	Use of clinical results to support new aesthetic products and applications.
•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
•	Customer demand for our products.
•	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceuticals.

Revenue by Geography
Our U.S. revenue decreased by $795,000, or 10%, in the three-month period ended September 30, 2013, and decreased by $792,000, or 4%, in the nine-month period ended September 30, 2013, compared to the same periods in 2012. The decrease in the three and nine-month periods ended September 30, 2013, compared to the same periods 2012, was due primarily to a decline in the U.S. product revenue. These declines were due primarily to:
•	Reduction in our GenesisPlus revenue due in part to the disruption caused by the reorganization and consolidation of the podiatry sales team into the general aesthetics sales force;
•	Decline of our truSculpt product revenue during the quarter ended September 30, 2013, compared to the same period in 2012;
•	Reduced productivity of our U.S. sales force, caused in part by field sales and sales management turnover; which was partially offset by
•	Continued improvement in revenue from our ExcelV product.

Our international revenue decreased by $1.8 million, or 16%, in the three-month period ended September 30, 2013, and decreased by $1.6 million, or 5%, in the nine-month period ended September 30, 2013, compared to the respective periods in 2012. These revenue declines resulted primarily from lower sales in Canada, Australia and Japan, offset in part by higher revenue from several of our Asian and European distributor countries and our direct operations in France. The decline in the Japanese Yen versus the U.S. Dollar in each of the three quarters ended September 30, 2013, compared to the respective periods in 2012, was the primary driver of the reduced revenue sourced from our Japanese customers. In the three and nine month periods ended September 30, 2013, compared to the respective periods in 2012, our Japanese sourced revenue was negatively impacted by approximately $0.6 million and $1.4 million, respectively.

Revenue by Product Category
Significant changes in revenue by product category were:
•	An increase in our worldwide Service revenue by 5% in the nine months ended September 30, 2013, compared to the same period in 2012. This was primarily due to an expanded customer base as well as there being nine months of service revenue for the Iridex aesthetic business in 2013, versus eight months in 2012, as the acquisition of the Iridex aesthetic business occurred in February 2012;
•	A decline in our product and upgrade revenue as a result of reduced revenue from GenesisPlus by approximately $1.0 million in the three months and $2.8 million in the nine months ended September 30, 2013, compared to the same periods in 2012. In addition, our truSculpt revenue declined in the three months ended September 30, 2013. These declines were partialy offset by the continued improvement in revenue from our ExcelV product;
•	Reduced revenue from Dermal filler and cosmeceutical products in Japan, due primarily to the decline in the Japanese Yen versus the U.S. Dollar;
•	Decline in Titan and truSculpt refill revenue in the three and nine months ended September 30, 2013, due to decline in the Japanese Yen versus the U.S. Dollar as well as the repositioning of our truSculpt product. We have repositioned our truSculpt product to include hand piece refills to be covered as part of our system warranty and service contracts, enabling our customers unlimited hand piece refills.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net revenue	100%	100%	100%	100%
Cost of revenue	45%	45%	45%	47%
Gross margin	55%	55%	55%	53%

Operating expenses:
Sales and marketing	39%	36%	39%	39%
Research and development	15%	11%	13%	12%
General and administrative	13%	13%	13%	16%
Total operating expenses	67%	60%	65%	67%

Loss from operations	(12)%	(5)%	(10)%	(14)%
Interest and other income, net	1%	—%	1%	—%
Loss before income taxes	(11)%	(5)%	(9)%	(14)%
Provision (benefit) for income taxes	(1)%	—%	—%	—%
Net loss	(10)%	(5)%	(9)%	(14)%

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Revenue mix by geography:
United States	$7,001	(10)%	$7,796	$21,149	(4)%	$21,941
International	9,827	(16)%	11,630	31,206	(5)%	32,803
Consolidated total revenue	$16,828	(13)%	$19,426	$52,355	(4)%	$54,744

United States as a percentage of total revenue	42%		40%	40%		40%
International as a percentage of total revenue	58%		60%	60%		60%
Revenue mix by product category:
Products and upgrades	$10,440	(17)%	$12,534	$32,671	(5)%	$34,279
Titan and truSculpt hand piece refills	927	(24)%	1,226	3,223	(10)%	3,572
Dermal fillers and cosmeceuticals	1,113	(19)%	1,368	3,162	(26)%	4,287
Total Product Revenue	12,480	(18)%	15,128	39,056	(7)%	42,138
Service	4,348	1%	4,298	13,299	5%	12,606
Consolidated total revenue	$16,828	(13)%	$19,426	52,355	(4)%	$54,744

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

Product and upgrade revenue decreased by $2.1 million, or 17%, in the three-month period ended September 30, 2013, compared to the same period in 2012, and by $1.6 million, or 5%, in the nine-month period ended September 30, 2013, compared to the same period in 2012. The declines were attributable primarily to:
•	Reduced revenue from GenesisPlus by approximately $1.0 million and $2.8 million in the three and nine months ended September 30, 2013, compared to the same periods in 2013, respectively, due in part to the distraction caused by the sales employee attrition in the podiatry sales team and the consolidation of the remaining podiatry sales employees into the aesthetic sales team;
•	Decline in revenue due to the devaluation of the Japanese Yen versus the U.S. Dollar;
•	Decline in our truSculpt product revenue during the quarter ended September 30, 2013, compared to the same period in 2012;
•	Reduction in revenue from our legacy products caused in part by competitive pricing declines; which was offset partially by
•	The continued improvement in revenue from our ExcelV product.

Titan and truSculpt Hand Piece Refill Revenue
Our Titan and truSculpt hand piece refill revenue decreased by $299,000, or 24%, in the three-month period ended September 30, 2013, compared to the same period in 2012, and by $349,000, or 10%, in the nine-month period ended September 30, 2013, compared to the same period in 2012. This decrease was due primarily to declines in Titan hand piece refill revenue caused partially by reduced utilization and partly due to the decline in the Japanese Yen versus the U.S. Dollar, which was offset in part by an increase in revenue from truSculpt refills that started shipping from the fourth quarter ended December 31, 2012. Commencing with the third quarter of 2013 we have repositioned our truSculpt product to include hand piece refills to be covered as part of our system warranty and service contracts, enabling our customers unlimited hand piece refills.

Dermal Filler and Cosmeceuticals Revenue
Our dermal filler and cosmeceuticals revenue decreased by $255,000, or 19%, in the three-month period ended September 30, 2013, compared to the same period in 2012, and by $1.1 million, or 26%, in the nine-month period ended September 30, 2013, compared to the same period in 2012. This decrease was due primarily to the weakening of the Japanese Yen, versus the U.S. Dollar, and some volume discounting.

Service Revenue
Our worldwide Service revenue increased by $50,000, or 1%, in the three-month period ended September 30, 2013, compared to the same period in 2012, and by $693,000, or 5%, in the nine-month period ended September 30, 2013, compared to the same period in 2012. This increase was primarily due to an expanded customer base as well as one additional month of service revenue in 2013 relating to the acquisition of the Iridex aesthetic business in February 2012.

Discussion of Revenue by Geography:

Refer to the discussion of Revenue by Geography in Significant Business Trends above.

Gross Profit
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Gross profit	$9,177	(13%)	$10,598	$28,845	—%	$28,797
Gross margin (Gross profit as a percentage of total net revenue)	55%		55%	55%		53%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty, amortization of intangibles and manufacturing overhead expenses.

Gross margin remained flat at 55% in the three-month period ended September 30, 2013, compared to the same period in 2012. The gross margin was 55% in the nine-month period ended September 30, 2013, compared to 53% for the same period in 2012. This improvement was due primarily to:
•	a partial shift in product mix towards higher margin products;
•	improved gross margin from our Service business, due primarily to reduced material expenses resulting from improved reliability of our products;
•	results of cost reduction initiatives; and
•	reduced amortization of intangibles related to the acquisition of Iridex’s aesthetic business.

Sales and Marketing
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Sales and marketing	$6,554	(7%)	$7,014	$20,180	(6%)	$21,563
As a percentage of total net revenue	39%		36%	39%		39%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses decreased by $460,000, and represented 39% of total net revenue, in the three-month period ended September 30, 2013, compared to 36% in the same period in 2012. The $460,000 decrease was due primarily to:

•	$451,000 of decreased North American sales commission expenses, resulting from the reduced revenue;
•	$269,000 of decreased Japan expenses resulting primarily from the appreciation of the U.S. Dollar against the Japanese Yen; offset by
•	$213,000 of increased North American product demonstration, promotional and marketing expenses

Sales and marketing expenses decreased by $1.4 million, and represented 39% of total net revenue in the nine-month periods ended September 30, 2013 and 2012. The $1.4 million decrease was due primarily to:

•	$852,000 of decreased North American sales commission expenses resulting from the reduced revenue;
•	$615,000 of decreased Japan expenses resulting primarily from the appreciation of the U.S. Dollar against the Japanese Yen.

Research and Development (R&D)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Research and development	$2,440	10%	$2,217	$6,778	8%	$6,305
As a percentage of total net revenue	15%		11%	13%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $223,000, and represented 15% of total net revenue, in the three-month period ended September 30, 2013, compared to 11% for the same period in 2012. The increase was due primarily to:

•	$555,000 of increased material spending, which is project timing dependent, related to new product development; partially offset by
•	$315,000 of decreased personnel related expenses.

R&D expenses increased by $473,000, and represented 13% of total net revenue, in the nine-month period ended September 30, 2013 compared to 12% in the same period in 2012. The increase was due primarily to:

•	$803,000 of increased material spending, which is project timing dependent, related to new product development; partially offset by
•	$349,000 of decreased personnel related expenses.

General and Administrative (G&A)
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
General and administrative	$2,160	(13%)	$2,475	$6,803	(23%)	$8,824
As a percentage of total net revenue	13%		13%	13%		16%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax (from January 1, 2013) and other general and administrative expenses. G&A expenses decreased $315,000, and represented 13% of total net revenue, in the three-month periods ended September 30, 2013 and 2012. This decrease was due primarily to $285,000 of decreased variable personnel related expenses.

G&A expenses decreased $2.0 million, and represented 13% of total net revenue, in the nine-month period ended September 30, 2013, compared to 16% for the same period in 2012. This decrease was due primarily to:

•	$644,000 of decreased variable personnel related expenses;
•	$600,000 of decrease legal fees and expenses;
•	$527,000 of non-recurring acquisition related expenses incurred in first quarter of 2012;
•	$360,000 of decreased accounting fees; partially offset by
•	$213,000 increase in expenses due to the commencement of the U.S. medical device excise tax from January 1, 2013.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Interest income	$105	(9%)	$116	$324	(13%)	$373
Other income, net	35	(3%)	36	26	37%	19
Total interest and other income, net	$140	(8%)	$152	$350	(11%)	$392

Interest and other income, net, decreased $12,000 for the three-month period ended September 30, 2013, and decreased by $42,000 for the nine-month period ended September 30, 2013, compared to the same periods in 2012. The decreases in both the three-month and nine-month periods ended September 30, 2013, compared to the same periods in 2012, are primarily attributable to a reduction in the invested cash balance.

Provision (Benefit) for Income Taxes
	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2013	% Change	2012	2013	% Change	2012
Loss before income taxes	$(1,837)	92%	$(956)	$(4,566)	(39%)	$(7,503)
Provision (benefit) for income taxes	(169)	NA	(64)	(97)	NA	122

For the three-month periods ended September 30, 2013 and 2012, we recorded an income tax benefit of $169,000 and $64,000, respectively. For the nine-month period ended September 30, 2013, we recorded an income tax benefit of $97,000, compared to an income tax expense of $122,000 for the same period in 2012. Our income tax benefit for the three and nine-month periods ended September 30, 2013 was primarily attributable to a release of uncertain tax position reserves, partially offset by income taxes of our international operations. Our income tax benefit for the three-month period ended September 30, 2012 was primarily related to gains and losses on marketable and long term investments recorded in other comprehensive loss partially offset by income taxes of our international operations.  Our tax expense for the nine-month period ended September 30, 2012 was primarily related to income taxes of our international operations partially offset by benefits for income taxes related to gains and losses on marketable and long term investments recorded in other comprehensive loss.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash and cash equivalents, marketable investments and long-term investments:

(Dollars in thousands)	September 30, 2013	December 31, 2012	Change
Cash and cash equivalents	$15,160	$23,546	$(8,386)
Marketable investments	67,121	62,026	5,095
Total	$82,281	$85,572	$(3,291)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012
Net cash flow provided by (used in):
Operating activities	$1,094	$(5,991)
Investing activities	(6,457)	15,493
Financing activities	(3,023)	812
Net increase (decrease) in cash and cash equivalents	$(8,386)	$10,314

Cash Flows from Operating Activities

Net cash generated by operating activities in the nine-month period ended September 30, 2013 was $1.1 million, which was due primarily to:

•	$1.1 million used due to the net loss of $4.5 million, after adjusting for non-cash related items of $3.4 million consisting primarily of stock-based compensation expense of $2.4 million and depreciation and amortization expenses of $973,000;
•	$1.9 million used to pay down the high year-end balance relating primarily to personnel expenses associated with a strong fourth quarter revenue and profit position; offset by
•	$1.9 million generated by an increase in deferred service revenue, resulting primarily from the sale of service contracts to an increasing installed base of customers;
•	$1.4 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2012; and
•	$693,000 generated by a reduction in inventories.

Net cash used in operating activities in the nine-month period ended September 30, 2012 was $6.0 million, which was due primarily to:

•	$4.2 million used due to the net loss of $7.6 million, after adjusting for non-cash related items of $3.4 million consisting primarily of stock-based compensation expense of $2.3 million and depreciation and amortization expenses of $1.2 million;
•	$2.7 million used as a result of an increase in accounts receivable, primarily due to higher revenue, which was within normal payment terms;
•	$276,000 used to reduce accounts payable;
•	$196,000 used to increase inventory relating primarily to higher raw materials and finished goods associated with our increased revenue levels and higher demonstration inventories as a result of increased sales personnel;
•	$163,000 used to reduce accrued liabilities; offset by
•	$905,000 generated by an increase in deferred service revenue primarily as a result of the Iridex acquisition; and
•	$717,000 generated by a reduction of other current assets, primarily relating to a $728,000 reduction in discounts and purchased interest with respect to our marketable investments.

Cash Flows from Investing Activities

We used net cash of $6.5 million in our investing activities in the nine-month period ended September 30, 2013, which was attributable primarily to:

•    $43.9 million of cash used to purchase marketable investments;
•    $1.0 million used to acquire property, equipment and software; partially offset by
•    $38.4 million in net proceeds from the sales and maturities of marketable investments.

We generated net cash of $15.5 million from investing activities in the nine-month period ended September 30, 2012, which was attributable primarily to:

•	$60.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$39.9 million of cash used to purchase marketable investments; and
•	$5.1 million of cash used for the Iridex acquisition.

Cash Flows from Financing Activities

Net cash used in financing activities was $3.0 million in the nine-month period ended September 30, 2013, which was primarily due to:
•	the repurchase of common stock for $7.6 million, partially offset by
•	proceeds from the issuance of common stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan of $4.6 million.

Net cash provided by financing activities was $812,000 in the nine-month period ended September 30, 2012, which primarily resulted from the issuance of common stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments, of $82.3 million as of September 30, 2013. For the first nine months of 2013, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $82.3 million, are sufficient to meet our operating and capital requirements for the next several years, as well as repurchase up to the remaining $12.4 million of our stock pursuant to the $20 million share buy-back program approved by our Board.

Except for the recent trend of cash used to fund our operating activities, purchase fixed assets and repurchase our common stock, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

In the three and nine-month periods ended September 30, 2013, versus the same periods in 2012, the average exchange rate of the Japanese Yen versus the U.S. Dollar declined by approximately 26% and 22%, respectively. While the effect of this foreign exchange rate decline was not significant to our net operating results, it negatively impacted our Japanese Yen denominated revenue, which was offset by a favorable impact on our cost of goods sold and operating expenses.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of September 30, 2013, we had accrued approximately $0.1 million related to pending product liability and contractual lawsuits.

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

In the three- and nine-month periods ended September 30, 2013, our U.S. revenue decreased by approximately 10% and 4% respectively, compared to the same periods in 2012. Unless our U.S. revenue improves, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Though our U.S. quarterly revenue grew in the nine quarters ended March 31, 2013, compared to the respective quarters in the prior years, it declined by 2% in the second quarter and 10% in the third quarter of 2013, compared to the same periods in 2012. Our U.S. revenue has continued to decline due to several factors, including:

•	Lower product and upgrade average selling prices (“ASPs”) as a result of customers purchasing fewer applications for systems and lower pricing resulting from competitive discounting.
•	In the nine months ended September 30, 2013, due in part to the softness experienced in the Podiatry market into which we sell our GenesisPlus product, we experienced turnover in our specialty podiatry sales force. As a result, our revenue from this product line declined and we have consolidated the sales employees into our aesthetic products sales group.
•	Historically, following a new product introduction, we experienced revenue growth, compared to the same period in the prior year. However, even though we have experienced increased revenue from our ExcelV and truSculpt products, this revenue increase has not offset declines in some of our legacy product and upgrade business, as well as the lower ASPs.
•	Sales force turnover was a distraction and negatively impacted our revenue and employee productivity in the three and nine months ended September 30, 2013.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S, or that the new direct sales employees and management hired to replace the recently departed sales employees will be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted.

If our U.S. revenue does not improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

In the past five years we have only had two profitable quarters and we are unable to predict whether we will return to sustained quarterly profits in the future.

Although we had a profitable fourth quarter in 2009 and 2012, in the first three quarters of 2013 we had a net loss. There is no guarantee that we will be profitable in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of sales from some of our newer products. For example, we launched our truSculpt product in August 2012 and we have not been able to gain the market share in this market to the degree we had expected. We are making several product improvements, adding new applicators to this platform and plan to seek additional regulatory approvals for new indications for this product to address the shortfall in expected revenue. If our revenue from the truSculpt product does not improve, our overall revenue may be adversely affected and we may not be able to become profitable in future quarters.

Our ability to sustain profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future profitability or losses. If our revenue does not achieve adequate growth in the future, we may continue to incur a quarterly net loss and consume cash in our operations.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past, several of our sales professionals do not have established relationships with core market physicians (dermatologists and plastic surgeons) or where those relationships exist, they are not very strong. Our Vice President of North American Sales and our Regional Sales Manager in Canada recently left our Company and we experienced turnover in our specialty podiatry sales force, both of which impacted the revenue we derived from our products and upgrades in the three and nine-month periods ended September 30, 2013.

We have once again restructured our direct sales force, sales management and are in the process of increasing the number of direct sales employees in North America in response to our revenue results and changes in our sales organization.  For example, we recently consolidated our specialty podiatry sales force into our larger aesthetic sales team. However, due to the recent U.S. direct sales and management turnover in the nine months ended September 30, 2013, we had a number of vacant sales territories and are in the process of replacing the recently departed sales employees. This turnover negatively impacted our revenue and employee productivity in the three and nine months ended September 30, 2013. We are increasing our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to locate and employ such qualified individuals. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession years, some of those sales professionals have left our Company for jobs that they perceive to be better opportunities both within and outside of the aesthetic industry.

We previously experienced significant turnover of our European sales team. In the fourth quarter of 2011 we shut down our direct sales office in Switzerland and in the first quarter of 2012 we shut down our Spain and U.K. operations. While we continue to have a direct sales and service organization in France, a significant portion of our European revenue is generated through our network of distributors. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

We train our existing and recently recruited sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability. It takes time for the sales professionals to become productive following their training and there can be no assurance that the recently recruited sales professionals will be adequately trained in a timely manner, or our direct sales productivity will improve, or that we will not experience significant levels of attrition in the future. If we are not able to improve the productivity and retention of our North American and international sales professionals, then our total revenue, profitability and stock price may be adversely impacted.

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

Our gross margin (revenue less cost) improved to 55% in the nine-month period ended September 30, 2013, compared to 53% for the same period in 2012. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. We expanded our global direct sales force to 62 employees at September 30, 2013, from 54 at December 31, 2012. While we have added sales and marketing personnel, it may take time before our new sales professionals become productive and for the revenue that they generate to become accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield in increased revenue, we may continue to generate losses and consume cash.

If our revenue does not improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

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

International revenue represented 60% of our total revenue for the nine-month periods ended September 30, 2013 and 2012. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

We have experienced significant turnover of our European sales team in the past. While we continue to have a direct sales and service organization in France, significant portion of our European revenue is generated through our network of distributors. As we restructure parts of our European business towards a more distributor focus, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future

To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If we are not able to increase or maintain international revenue growth, our total revenue, profitability and stock price may be adversely impacted.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. dollars. Both these factors had a negative impact on our international revenue for the three and nine months ended September 30, 2013, compared to the same period in 2012.

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

In the past we entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impact our profitability.

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan we distribute a Q-switched laser product manufactured by a third party OEM. We also have an agreement with Obagi to distribute certain of their proprietary cosmeceuticals, or skin care products in Japan. We have entered into a contract with ZO and with effect from the fourth quarter of 2013, plan to discontinue sales of some of the Obagi cosmeceutical products in favor of comparable ZO products. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing these products to physicians in Japan. Finally, we also have an agreement with Merz Aesthetics to distribute its Radiesse® dermal filler product in Japan.

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

On February 2, 2012, we completed the acquisition of certain assets of IRIDEX Corporation’s global aesthetic business. This acquisition was considered a business combination for accounting purposes, and as such, in addition to valuing all the assets, we recorded goodwill associated with the expected synergies from leveraging the customer relationships and integrating new product offerings into our business in the future. At September 30, 2013, we have net intangible assets of $2.0 million and $1.3 million of goodwill. While the integration of the operations, service business and the VariLite product has been completed, we cannot provide any assurances that we will ultimately realize the anticipated benefits from this acquisition.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of September 30, 2013, our balance in marketable investments was $67 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2013 would have potentially decreased by approximately $848,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2013, we had 28 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the United States.

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

The following table summarizes the activity related to stock repurchases for the nine months ended September 30, 2013 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1-30, 2013	546	$9.46	546	$14,833
September 1-30, 2013	251	$9.70	251	$12,400
	797	$9.54	797	$12,400

On August 5, 2013, our Board of Directors modified Cutera, Inc.’s stock buyback program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the stock buyback program permits us to purchase an aggregate of $20 million of our common stock through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchases that are subject to management discretion and regulatory restrictions.

In the quarter ended September 30, 2013, we repurchased 796,919 shares of our common stock for approximately $7.6 million. As of September 30, 2013, there remained an additional $12.4 million of our common stock to be purchased under the modified stock buyback program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions and general market and business conditions.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 4th day of November, 2013.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)