Form 10-K
period 2013-12-31
CUTERA INC
filed 2014-03-18
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2013

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2013 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 28, 2013, was approximately $99 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2014 was 14,040,107.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2014 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

We are a global medical device company headquartered in Brisbane, California specializing in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on four primary platforms / systems —Xeo®, GenesisPlusTM, ExcelVTM, and truSculptTM — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Each of our laser and other energy-based platforms consists of one or more hand pieces and a console that incorporates a universal graphical user interface, a laser or other energy-based module, control system software and high voltage electronics. However, depending on the application, the laser or other energy-based module is sometimes instead contained in the hand piece itself. A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, is contained in the section below entitled “Products” and a summary of the features of our primary products is as follows:

•	Xeo- In 2003, we introduced the Xeo platform, which can combine pulsed light and laser applications in a single system. The Xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin rejuvenation by treating discoloration, improving texture, reducing pore size, and treating fine lines and laxity. This multi-application platform represents the largest contributor to our Product revenue.
•	GenesisPlus- In 2010, we introduced the GenesisPlus platform, which is a dedicated laser system for performing aesthetic skin procedures and for the temporary increase of clear nail in patients with onychomycosis, or toenail fungus. This system features a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using dual aiming beams that enhances ease of use. In addition, this system can be used to treat patients with skin concerns such as fine wrinkles, diffuse redness and rosacea.
•	ExcelV- In February 2011, we introduced our ExcelV platform, a high-performance, vascular platform designed specifically for the core-market of Dermatologists and Plastic Surgeons. This platform provides a combination of the 532 nm green laser with Cutera’s award-winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables.
•	truSculpt- In August 2012, we commenced shipments of our truSculpt platform with a 25cm2 hand piece. truSculpt is a high-powered radio frequency (“RF”) platform designed for the non-invasive body contouring market. This system is designed to treat all body areas and with its unique electrode design is able to achieve comfortable, uniform heating of the subcutaneous fat. In the fourth quarter of 2012, we commenced shipping a larger 40cm2 hand piece that enables faster treatments of larger areas. In the third quarter of 2013, we commenced shipping a smaller 16 cm2 hand piece.

Other than the above mentioned four primary systems, we continue to generate revenue from our legacy products such as CoolGlide®, Solera®, VariliteTM, and a third-party sourced system called myQTM for the Japanese market.

We offer our customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows our customers to cost-effectively build their aesthetic practices and provides us with a source of incremental revenue.

In addition to systems and upgrades, we generate revenue from the sale of post warranty services, Titan hand piece refills, and dermal fillers and cosmeceuticals.

The Structure of Skin and Conditions that Affect Appearance

The skin is the body’s largest organ and is comprised of two layers called the epidermis and dermis. The epidermis is the outer layer, and serves as a protective barrier for the body. It contains cells that determine pigmentation, or skin color. The underlying layer of skin, the dermis, contains hair follicles and large and small blood vessels that are found at various depths below the epidermis. Collagen, also found within the dermis, provides strength and flexibility to the skin.

Many factors, including advancing age, smoking, and sun damage, can result in aesthetically unpleasant changes in the appearance of the skin. These changes can include:

•	Undesirable hair growth;
•	Enlargement or swelling of blood vessels due to circulatory changes that become visible at the skin’s surface in the form of unsightly veins;
•	Deterioration of collagen, leading to uneven texture, increased pore size, wrinkles and skin laxity;
•	Uneven pigmentation or sun spots due to long-term sun exposure.

In addition to these skin conditions, people seek removal of unwanted tattoos as well as removal of fat in certain body areas in order to improve their appearance and confidence.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that in 2012 there were over 13.0 million minimally-invasive aesthetic procedures performed in North America, a 6% increase over 2011 and a 137% increase over 2000.

We believe there are several factors contributing to the growth of these aesthetic procedures:

•	Aging of the U.S. Population- The “baby boomer” demographic segment ─ ages 49 to 67 in 2013 ─ represented approximately 75 million people, or nearly 25%, of the U.S. population in 2013. The size and wealth of this aging segment, and its desire to retain a youthful appearance, has contributed to the growth for aesthetic procedures.
•	Broader Range of Safe and Effective Treatments- Technical developments have led to safe, effective, easy-to-use and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical developments have enabled practitioners to offer a broader range of treatments. These technical developments have reduced the required treatment and recovery times, which in turn have led to greater patient demand.
•	Broader Base of Customers- Managed care and government payer reimbursement restrictions in the U.S., and similar payment related constraints outside the U.S., may help motivate qualified practitioners from differing specialties to establish or expand their elective aesthetic practices with procedures that are paid for directly by patients. As a result, in addition to the core users such as dermatologists and plastic surgeons, many other non-core practitioners, such as gynecologists, family practitioners, primary care physicians, physicians offering aesthetic treatments in non-medical offices, and other qualified practitioners are offering aesthetic procedures.
•	Wide acceptance of aesthetic procedures and increased focus on body image and appearance. According to an ASAPS survey in 2010, 51% of Americans (including 53% of women and 49% of men) approved of cosmetic surgery, and 67% of Americans responded that they would not be embarrassed if their friends or family knew they had undergone a cosmetic procedure. Broader social acceptance of aesthetic treatments, and reducing average cost of treatments resulting from competition, has also driven the growth in aesthetic procedures.

Non-Surgical Aesthetic Procedures for Improving the Skin’s Appearance and Their Limitations

Many alternative therapies are available for improving a person’s appearance by treating specific structures within the skin. These procedures utilize injections or abrasive agents to reach different depths of the dermis and the epidermis. In addition, non-invasive and minimally-invasive treatments have been developed that employ laser and other energy-based technologies to achieve similar therapeutic results. Some of these more common therapies and their limitations are described below.

Hair Removal- Techniques for hair removal include waxing, depilatories, tweezing, shaving, electrolysis and laser and other energy-based hair removal. The only techniques that provide a long-lasting solution are electrolysis and other energy-based hair removal. Electrolysis is usually painful, time-consuming and expensive for large areas, but is the most common method for removing light-colored hair. During electrolysis, an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle. Since electrolysis only treats one hair follicle at a time, the treatment of an area as small as an upper lip may require numerous visits and many hours of treatment. In addition, electrolysis can cause blemishes and infection related to needle use.

Leg and Facial Veins- Current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and other energy-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 358,000 sclerotherapy procedures were performed in 2012.

Skin Rejuvenation- Skin rejuvenation treatments include a broad range of popular alternatives, including Botox and collagen injections, chemical peels, microdermabrasions, radio frequency treatments and lasers and other energy-based treatments. With these treatments, patients hope to improve overall skin tone and texture, reduce pore size, tighten skin and remove other signs of aging, including mottled pigmentation, diffuse redness and wrinkles. All of these procedures are temporary solutions and must be repeated within several weeks or months to sustain their effect, thereby increasing the cost and inconvenience to patients. For example, the body absorbs Botox and collagen and patients require supplemental injections every three to six months to maintain the benefits of these treatments.

Some skin rejuvenation treatments, such as chemical peels and microdermabrasions, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2012, approximately 6.1 million injections of Botulinum Toxin and 1.99 million injections of collagen and other soft-tissue fillers were administered; and 1.13 million chemical peels and 973,000 microdermabrasion procedures were performed.

In radio frequency tissue tightening, energy is applied to heat the dermis of the skin with the goal of shrinking and tightening collagen fibers. This approach may result in a more subtle and incremental change to the skin than a surgical facelift. Drawbacks to this approach may include surface irregularities that may however resolve over time, and the risk of burning the treatment area.

Laser and other energy-based non-surgical treatments for hair removal, veins, skin rejuvenation and body contouring are discussed in the following section and in the section entitled “Our Applications and Procedures,” below.

Laser and Other Energy-Based Aesthetic Treatments

Laser and other energy-based aesthetic treatments can achieve therapeutic results by affecting structures within the skin. The development of safe and effective aesthetic treatments has created a well-established market for these procedures.

Ablative skin resurfacing is a method of improving the appearance of the skin by removing the outer layers of the skin. Ablative skin resurfacing procedures are considered invasive or minimally invasive, depending on how much of the epidermis is removed during a treatment. Non-ablative skin resurfacing is a method of improving the appearance of the skin by treating the underlying structure of the skin without damaging the outer layers of the skin. Practitioners can use laser and other energy-based technologies to selectively target hair follicles, veins or collagen in the dermis, as well as cells responsible for pigmentation in the epidermis, without damaging surrounding tissue. They can also use these technologies to safely remove portions of the epidermis and deliver heat to the dermis as a means of generating new collagen growth.

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

Technology and Design of Our Systems

Our unique Xeo, GenesisPlus, ExcelV, and truSculpt platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

•	Multiple Applications Available in a Single System- Our platforms feature multiple-applications that enable practitioners to perform a variety of aesthetic procedures using a single device. These procedures include hair removal, vascular treatments and skin rejuvenation ─ including the treatment of discoloration, laxity, fine lines, pore size reduction, and uneven texture. Because practitioners can use our systems for multiple indications, the cost of a unit may be spread across a potentially greater number of patients and procedures and therefore may be more rapidly recovered.
•	Technology and Design Leadership- We offer innovative laser and other energy-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally-invasive cosmetic dermatology. Further, our GenesisPlus platform performs aesthetic skin procedures and temporarily increases clear nail in patients with onychomycosis. The GenesisPlus platform contains a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using dual aiming beams, for improving the clinical result of the treatment. ExcelV is a stand-alone laser device that combines a new high power green laser with Cutera's award winning Nd:YAG technology, to provide a system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables. truSculpt is a mono-polar radio frequency platform and has a unique electrode design that delivers high-powered energy at 1 MHz for the deep and uniform heating of the subcutaneous fat tissues at sustained therapeutic temperatures. This system includes real-time skin temperature sensing and a large 40cm2 surface area for faster treatments over large areas of the body.

•	Upgradeable Platform- We have designed some of our products to allow our customers to cost-effectively upgrade to our multi-application systems (Solera and Xeo), which provide our customers with the option to add additional applications to their existing systems and provides us with a source of incremental revenue. We believe that product upgradeability allows our customers to take advantage of our latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.
•	Treatments for Broad Range of Skin Types and Conditions- Our products remove hair safely and effectively on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of our systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use our products to treat spider and reticular veins (unsightly small veins in the leg) and small facial veins; perform skin rejuvenation procedures for discoloration, texture, pore size, fine lines, and laxity on any type of skin; and treat toenail fungus. The ability to customize treatment parameters enables practitioners to offer safe and effective therapies to a broad base of their patients.
•	Ease of Use- We design our products to be easy to use. Our proprietary hand pieces are lightweight and ergonomic, minimizing user fatigue, and allow for clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. Our control console contains a universal graphical user interface with three simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. The clinical navigation user interface on the Xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. And our Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Risks involved in the use of our products include risks common to other laser and other energy-based aesthetic procedures, including the risk of burns, blistering and skin discoloration.

Strategy

Our goal is to maintain and expand our position as a leading, worldwide, provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

•	Continue to Expand our Product Offering- Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. We launched GenesisPlus in 2010, ExcelV in 2011,truSculpt in 2012 and the ProWave LX and truSculpt 16 cm2 hand pieces in 2013. Such products will allow us to leverage our existing customer call points and provide us with new customer call points which will enhance the productivity of our distribution channels.
•	Increasing Revenue and Improving Productivity- We believe that the market for aesthetic systems will continue to offer growth opportunities. We continue to build brand recognition, add additional products to our international distribution channel, and are focused on enhancing our global distribution network, all of which we expect will increase our revenue.
•	Increasing Focus on Practitioners with Established Medical Offices- We believe there is growth opportunity in targeting our products to a broad customer base. However, in response to the 2009 to 2010 global recession, we shifted our focus to core practitioners and physicians with established medical offices. We believe that our customers’ success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their practice revenue. The success of our ExcelV platform has resulted from strong adoption by core customers in dermatology and plastic and reconstructive surgery.
•	Leveraging our Installed Base - With the introduction of ExcelV and now truSculpt, we are able to effectively offer additional platforms into our existing installed base. In addition, each of these platforms allows for potential future upgrades to offer additional indications or capabilities. We believe this program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of applications that can be performed in their practice.
•	Generating Revenue from Services and Refillable Hand Pieces- Our Titan and pulsed-light hand pieces are refillable products, which provide us with a source of recurring revenue from our existing customers. We offer post-warranty services to our customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of recurring revenue.

Products

Our CoolGlide, Xeo, Solera, GenesisPlus, ExcelV, truSculpt and myQ platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With our Xeo and Solera platforms, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our products and each checked box represents the applications that were included in the product in the years noted.

Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation				Non Invasive Body Contouring:
System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:	Melasma &Tattoo Removal:
CoolGlide	CV	2000	a	x
	Excel	2001	a	x	x
	Vantage	2002	a	x	x		x
Xeo	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
	ProWave LX	2013	b	x
Solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
GenesisPlus		2010	a				x
ExcelV		2011	e		x	x	x
myQ		2011	e						x
VariLite		2012	f		x	x
truSculpt		2012	g							x

Energy Source: a. 1064nm Nd:YAG laser; b. flashlamp; c. Infrared laser; d. 2790 nm YSGG laser; e. combined frequency 532 nm and 1064 nm Nd:YAG laser; f. Combined frequency 532 nm and 940 nm diode laser; g. Radio frequency at 1 MHz

 Each of our products consists of a control console and one or more hand pieces, depending on the model.

Control Console

Our control console includes a universal graphical user interface, control system software and high voltage electronics. All CoolGlide systems, GenesisPlus, VariLite, ExcelV and some models of the Xeo platform, include our laser module which consists of electronics, a visible aiming beam, a focusing lens, and an Nd:YAG and/or flashlamp laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 10,000 watts of peak laser energy, which permits therapeutic effects at short pulse durations. Our Solera console platform comes in two configurations—Opus and Titan—both of which include a universal graphical user interface, control system software and high voltage electronics. The Solera Opus console is designed specifically to drive our flashlamp hand pieces while the Solera Titan console is designed specifically to drive the Titan hand pieces. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is delivered during the treatment. Our truSculpt control console includes a high-powered, mono-polar RF generator at 1MHz capable of delivering up to 300 watts of energy. The truSculpt system dynamically adjusts current, voltage and power during treatment as needed to reach and maintain the appropriate treatment levels.

Hand Pieces

1064 nm Nd:YAG Hand Piece- Our 1064nm Nd:YAG hand piece delivers laser energy to the treatment area for hair removal, leg and facial vein treatment, and skin rejuvenation procedures to treat skin texture and fine lines, and reduce pore size. The 1064nm Nd:YAG hand piece consists of an energy-delivery component, consisting of an optical fiber and lens, and a copper cooling plate with imbedded temperature monitoring. The hand piece weighs approximately 14 ounces, which is light enough to be held with one hand. The lightweight nature and ergonomic design of the hand piece allows the operation of the device without user fatigue. Its design allows the practitioner an unobstructed view of the treatment area, which reduces the possibility of unintended damage to the skin and can increase the speed of treatment. The 1064nm Nd:YAG hand piece also incorporates our cooling system, providing integrated pre- and post-cooling of the treatment area through a temperature-controlled copper plate to protect the outer layer of the skin. The hand piece is available in either a fixed 10 millimeter spot size for our CoolGlide CV system, or a user-controlled variable 3, 5, 7 or 10 millimeter spot size for our CoolGlide Excel and CoolGlide Vantage systems.

ExcelV Hand Piece- The ExcelV system introduced in February 2011 delivers 1064 nm and 532 nm laser energy to the treatment area for vascular treatments. The ExcelV system supports two hand pieces, both consisting of an energy-delivery component housing an optical fiber and lens. One hand piece includes a sapphire window cooling plate with temperature monitoring. The second hand piece does not have a cooling plate and includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, this second hand piece includes dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. Both hand pieces offer a spot size range from 1.5 to 12 mm in 0.1 mm increments. Each hand piece is capable of delivering either the 1064 nm or 532 nm laser energy.

GenesisPlus Hand Piece- Our GenesisPlus system launched in 2010 delivers 1064 nm laser energy to the treatment area for the temporary increase of clear nail in patients with onychomycosis and for the treatment of fine wrinkles, diffuse redness and rosacea. This lightweight1064nm Nd:YAG hand piece consists of an energy-delivery component, housing an optical fiber and lens. The hand piece includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, the hand piece includes dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. This hand piece offers a single 5 mm spot size.

Pulsed Light Hand Piece- The LP560, ProWave 770, ProWave LX, AcuTip 500, and LimeLight hand pieces are designed to produce a pulse of light over a wavelength spectrum to treat discoloration such as age and sun spots and other dyschromia, hair removal, and superficial facial vessels. The hand pieces each consist of a custom flashlamp, proprietary wavelength filter, closed-loop power control and embedded temperature monitor, and weigh approximately 13 ounces. The filter in the AcuTip 500 eliminates long and short wavelengths, transmitting only the therapeutic range required for safe and effective treatment. The filter in the LP560, ProWave 770, ProWave LX, and LimeLight eliminates short wavelengths, allowing longer wavelengths to be transmitted to the treatment area. In addition, the wavelength spectrum of the ProWave 770 and the LimeLight can be shifted based on the setting of the control console. Our power control includes a monitoring system to ensure that the desired energy level is delivered. The hand pieces protect the epidermis by regulating the temperature of the hand piece window through the embedded temperature monitor. These hand pieces are available on the Xeo and Solera platforms.

Titan Hand Piece- The Titan hand pieces are designed to produce a sustained pulse of light over a wavelength spectrum tailored to induce heating in the dermis to treat skin laxity (although it is cleared in the U.S. by the U.S. Food and Drug Administration, or FDA, only for deep dermal heating). The hand piece consists of a custom light source, proprietary wavelength filter, closed-loop power control, sapphire cooling window and embedded temperature monitor, and weighs approximately three pounds. The temperature of the epidermis is controlled by using a sapphire window to provide cooling before, during and after the delivery of energy to the treatment site. We offer two different Titan hand pieces—Titan V and Titan XL.

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

Pearl Fractional Hand Piece- The Pearl Fractional hand piece, introduced in 2008, also uses proprietary YSGG technology and is designed to treat wrinkles and deep dermal imperfections (although it is cleared in the U.S. by the FDA only for skin resurfacing and coagulation). This hand piece penetrates the deep dermis producing a series of microcolumns across the skin, which can result in the removal of damaged tissue and the production of new collagen. The Pearl Fractional hand piece consists of a custom monolithic laser source, scanner and power monitoring electronics. The scanner includes multiple scan patterns to allow simple and fast treatments of the face. The hand piece includes an attachment for a smoke evacuator, allowing the practitioner to use one hand during treatment.

truSculpt Hand Pieces- The truSculpt product introduced in August 2012 is used for the non-invasive heating of subcutaneous fat tissue. We sold three different truSculpt hand pieces in 2013. The original 25cm2 hand piece (now discontinued), 40 cm2 for larger body parts and the 16cm2 for smaller parts of the body. Each of the truSculpt hand pieces is light weight and ergonomically designed for operator comfort, which allows for the uniform heat distribution delivered by the hand pieces. In addition, the hand pieces have a built-in, real time, temperature sensing system to monitor the temperature during the treatment.

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

Titan and truSculpt Hand Piece Refills

When customers purchase a replacement Titan or truSculpt hand piece, we treat that as “refill” revenue, which provides us with a source of recurring revenue from existing customers. Following the launch of truSculpt product in 2012, we charged customers for hand piece refills, however, beginning in the third quarter of 2013 we included truSculpt refills as part of our standard warranty and service contract product offerings.

Fillers and Cosmeceuticals

We distribute Merz’s Radiesse® dermal filler product and ZO Skin Health, Inc.’s (“ZO”) prescription-based, topical skin health systems (or ‘cosmeceuticals’) to physicians in the Japanese market. Since the first quarter of 2010 we had been distributing Obagi Medical Products, Inc.’s (“Obagi”) cosmeceuticals. Effective December 31, 2013 we no longer distribute the Obagi cosmeceuticals and have fully transitioned to the ZO product line.

Our Applications and Procedures

Our products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows our customers to treat the broadest range of conditions available with a single energy-based system.

Hair Removal- Our laser technology allows our customers to treat all skin types and hair thicknesses. Our 1064 nm Nd:YAG laser permits energy to safely penetrate through the epidermis of any skin type and into the dermis where the hair follicle is located. Using the universal graphic user interface on our control console, the practitioner sets parameters to deliver therapeutic energy with a large spot size and variable pulse durations, allowing the practitioner to treat fine or coarse hair. Our 1064nm Nd:YAG hand piece allows our customers to treat all skin types, while our ProWave 770 and ProWave LX hand pieces, with pulsed light technology, treat the majority of skin types quickly and effectively.

To remove hair using a 1064nm Nd:YAG hand piece, the treatment site on the skin is first cleaned and shaved. The practitioner then applies a thin layer of gel to glide across the skin, and next applies the hand piece directly to the skin to cool the area to be treated and then delivers a laser pulse to the pre-cooled area. To remove hair using the ProWave 770 and ProWave LX hand pieces, mineral oil is used instead of gel, and cooling is provided by a sapphire window placed directly on the skin, allowing the pulse of light to be applied while the treatment area is being cooled. In the case of both hand pieces, delivery of light which is converted to heat destroys the hair follicles and prevents hair re-growth. This procedure is then repeated at the next treatment site on the body, and can be done in a gliding motion to increase treatment speed. Patients receive on average three to six treatments. Each treatment can take between five minutes to one hour depending on the size of the area and the condition being treated. On average, there are six to eight weeks between treatments.

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

The vein treatment procedure when using the 1064nm Nd:YAG hand piece is performed in a substantially similar manner to the laser hair removal procedure. The laser hand piece is used to cool the treatment area both before and after the laser pulse has been applied. With the ExcelV hand piece, the cooling can be performed pre, during and post delivery of the laser pulse. With the AcuTip 500 hand piece, the pulse of light is delivered while the treatment area is being cooled with the sapphire tip. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

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

Our CE Mark allows us to market Pearl Fractional in the European Union, Australia and certain other countries outside the U.S. for the treatment of wrinkles and deep dermal imperfections. However, in the U.S. we have a 510(k) clearance for only skin resurfacing and coagulation.

Toenail Fungus- In addition to performing skin rejuvenation, we have FDA, Health Canada and CE Mark approvals for GenesisPlus that allows us to market it for onychomycosis (“toenail fungus”). Tiny pulses of light from an Nd:YAG laser pass through the toenail to the fungus underneath, which is irradiated without any damage to the surrounding nail or skin. The GenesisPlus has dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. In addition, during the treatment an integrated sensor is used to actively monitor the temperature of the treatment area.

Dyschromia- Our pulsed-light technologies allow our customers to safely and effectively treat red and brown dyschromia, which is skin discoloration, pigmented lesions, and rosacea. The practitioner delivers a narrow spectrum of light to the surface of the skin through our LP560 or LimeLight hand pieces. These hand pieces include one of our proprietary wavelength filters, which reduce the energy level required for therapeutic effect and minimize the risk of skin injury.

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

Our CE Mark allows us to market the Titan in the European Union, Australia and certain other countries outside the U.S. for the treatment of wrinkles through skin tightening. However, in the U.S. we have a 510(k) clearance for only deep dermal heating.

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

Our CE Mark allows us to market the truSculpt in the European Union, and certain other countries outside the U.S. for fat reduction, body shaping and body contouring.  In the U.S. we have 510(k) clearance for deep dermal heating for the temporary relief of minor muscle and joint pain and the temporary improvement in the appearance of cellulite.

Sales and Marketing

In the U.S. we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2013, we had a U.S. direct sales force of 29 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 34 territories as of December 31, 2013. In addition to direct sales employees, we have a distribution relationship with PSS World Medical that operates medical supply distribution service centers with over 700 sales representatives serving physician offices throughout the U.S. Revenue from PSS was $0.4 million in 2013, $1.1 million in 2012, and $1.6 million in 2011.

International sales are generally made through a worldwide distributor network in over 60 countries, as well as a direct international sales force of 24 employees, as of December 31, 2013. As of December 31, 2013, we had direct sales offices in Australia, Belgium, Canada, France and Japan. Our international revenue as a percentage of total revenue represented 58% in 2013, 59% in 2012 and 61% in 2011.

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

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by public companies, such as Cynosure, Elen (in Italy), Lumenis, Syneron and Zeltiq, as well as private companies, including, Alma, Sciton, and several others.

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

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2013, our research and development activities were conducted by a staff of 32 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $9.2 million in 2013, $8.4 million in 2012 and $9.1 million in 2011.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2013, we had a 43-person global service department. Internationally, we provide direct service support through our Australia, Canada, France and Japan offices, and also through the network of distributors and third-party service providers in over 60 countries. In February 2012, we acquired Iridex’s aesthetic business, which resulted in an increase in our service and support team and service revenue.

We provide a standard one-year warranty coverage for all of our systems. We provide initial warranties on our products to cover parts and service and offer extended service plans that vary by the type of product and the level of service desired. Our standard warranty on system consoles covers parts and service for a standard period of one year. From time to time, we also have promotions whereby we include a post-warranty service contract with the sale of our products. Customers are notified before their initial warranty expires and are able to choose from two different extended service plans covering preventative maintenance or replacement parts and labor. With effect from the third quarter of 2013, we included the refilling of truSculpt hand pieces in the initial warranty as well as service contracts offered to customers.

In the event a customer does not purchase an extended service plan, we will offer to service the customer’s system and charge the customer for time and materials. With respect to the truSculpt and other hand pieces, if a customer’s system is out of warranty and they have not purchased an extended service contract that covers hand piece replacements, then the customer is charged for their replacement hand piece.

Our Titan hand pieces generally include a warranty for a set number of shots, instead of for a period of time.

We have invested substantial financial and management resources to develop a worldwide infrastructure to meet the service needs of our customers through our direct operations in the U.S., Australia, Belgium (which commenced operations in the fourth quarter of 2013), Canada, France, and Japan. In countries where we are represented by distributor partners, our customers are serviced through the distributor network.

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

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had an FDA audit of compliance with laser performance standards in 2010 and a full quality system audit plus laser performance standard audit in August 2011. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations and the recall of our products, which would have a material adverse effect on business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the U.S., the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. In January 2014, we passed our surveillance audit establishing compliance with the most current requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2013, we had 30 issued U.S. patents and 11 pending U.S. patent applications.  In the U.S. and several foreign countries, we have registered our Company name and several of our product names as trademarks, including Cutera, Acutip 500, CoolGlide, CoolGlide Excel, Limelight, myQ, Pearl, ProWave 770, ProWave LX, Solera, Titan, Xeo and truSculpt. We may have common law rights in other product names, including ExcelV, Pearl Fractional, Solera Titan and VariLite. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We license certain patents from Palomar (acquired by Cynosure in 2013) and pay ongoing royalties based on sales of applicable hair-removal products. The royalty rate on these products ranges from 3.75% to 7.50% of revenue. One patent expired in February 2013 and the remaining patents are set to expire in February 2015. Our revenue from systems that do not include hair-removal capabilities (such as our Solera Titan, Xeo SA, GenesisPlus, VariLite, myQ and ExcelV), and other revenue from service contracts, Titan, Fillers and cosmeceuticals, are not subject to these royalties. In addition, in 2006 we capitalized $1.2 million as an intangible asset representing the ongoing license for these patents, which is being amortized on a straight-line basis over their expected useful life of 9-10 years.

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

FDA’s Pre-market Clearance and Approval Requirements

Unless an exemption applies, each medical device we wish to commercially distribute in the U.S. will require either prior 510(k) clearance or pre-market approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval. All of our current products are class II devices.

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

The following table details the indications for which we received a 510(k) clearance for our products and when these clearances were received.

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment of Onychomycosis for the clearance of nails	April 2011
- addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction and the treatment of vascular and benign pigmented lesions	December 2013

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with our pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency (“RF”) product for deep dermal heating for the temporary relief of minor muscle and joint pain and for a temporary improvement in the appearance of cellulite

- 16cm2 to 25cm2 hand pieces for smaller body parts	April 2008
- 16cm2 to 40cm2 hand pieces for larger body parts	November 2012

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

The primary regulatory environment in Europe is that of the European Union, which consists of a 27 countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification and in March 2006, March 2010, February 2011 and January 2012 we passed our ISO 13485 recertification audits. In January 2014, we passed our surveillance audit establishing compliance with the most current requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC.

Employees

As of December 31, 2013, we had 238 employees, compared to 227 employees as of December 31, 2012. Of the 238 employees at December 31, 2013, 89 were in sales and marketing, 52 in manufacturing operations, 43 in technical service, 32 in research and development and 22 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

In 2013, our U.S. revenue decreased by approximately 1% compared to 2012. Unless our U.S. revenue improves, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Our U.S. revenue decreased by 1% in 2013, compared to 2012. Our U.S. revenue has declined due to several factors, including:

•	We experienced significant sales force turnover, which was a distraction and negatively impacted our revenue and employee productivity in 2013. Due in part to the softness experienced in the Podiatry market into which we sell our GenesisPlus product, we consolidated the Podiatry focused sales force into our mainstream aesthetic field sales group. This resulted in an even higher field sales employee turnover in 2013, as some of our Podiatry specialists left our company.
•	Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. However, even though we have experienced increased revenue from our ExcelV and truSculpt products, this revenue increase has not offset declines in some of our legacy product and upgrade business, as well as the lower ASPs.
•	Lower product and upgrade average selling prices (“ASPs”) as a result of customers purchasing fewer applications for systems and lower pricing resulting from competitive discounting.

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

Although we had a profitable fourth quarter in 2009 and 2012, we have had net quarterly losses in each quarter since the third quarter of 2008. There is no guarantee that we will be profitable in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of profitability.

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While sales of our ExcelV platform increased in 2013, compared with the prior year, sales of our truSculpt product introduced in 2012 have not gained a share of that market segment to the degree we had expected. We are making several product improvements to the truSculpt product, adding new applicators to this platform and plan to seek additional regulatory approvals for new indications to address the slower than expected penetration in the body contouring market. If our revenue does not grow in 2014, compared to 2013, we may not be able to become profitable in future quarters.

Our ability to sustain profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future profitability or losses. If our revenue does not achieve adequate growth in the future, we may continue to incur a quarterly net loss and could consume cash in our operations in the future.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past, several of our sales professionals do not have established relationships with core market physicians (dermatologists and plastic surgeons) or where those relationships exist, they are not very strong. We have experienced high sales employee turnover, partly due to the consolidation of our specialty podiatry sales force into the mainstream aesthetic sales group. Further, some of our sales management has either been recently hired or recently transferred into different roles. These factors have heavily impacted the revenue we derived from our products and upgrades in fiscal 2013.

In 2013 we once again restructured our direct sales force and sales management and we are in the process of increasing the number of direct sales employees in North America in response to our revenue results and changes in our sales organization. However, at present we have a number of vacant sales territories in North America and are in the process of hiring sales professionals for them. The sales employee turnover in 2013 negatively impacted our revenue and productivity. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to locate and employ such qualified individuals. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession years, some of those sales professionals have left our Company for jobs that they perceive to be better opportunities both within and outside of the aesthetic industry.

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

If our revenue does not improve, or if our cost of revenue and/ or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin (revenue less cost) improved to 56% in 2013, compared to 54% in 2012. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margin.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. We are in the process of expanding our global direct sales force, and it may take time before our new sales professionals become productive and for the revenue that they generate to become accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield in increased revenue, we may continue to generate losses and consume cash.

If our revenue does not to improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

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

International revenue represented 58% of our total revenue in 2013 compared to 59% in 2012. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

We have experienced significant turnover of our European sales team in the past. While we continue to have a direct sales and service organization in France and Belgium (which commenced operations in 2013), a significant portion of our European revenue is generated through our network of distributors.  Though we continue to evaluate and replace non-performing distributors and are restructuring parts of our European business towards the utilization of more distributors, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future

To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If we are not able to increase or maintain international revenue growth, our total revenue, profitability and stock price may be adversely impacted.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. dollars. Both these factors had a negative impact on our international revenue in 2013, compared to 2012.

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Lumenis, Solta (acquired by Valeant Pharmaceuticals International, Inc. in January 2014), Syneron, as well as private companies such as Alma, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, Valeant acquired Solta in January 2014, Cynosure acquired Palomar in June 2013 and the aesthetic laser business of HOYA ConBio in June 2011; Syneron acquired Ultrashape in March 2012 and Candela in September 2009; we acquired the aesthetic business unit of Iridex in February 2012; and Solta (previously Thermage) acquired Aesthera in February 2010 and Reliant in December 2008. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

The U.S. Food and Drug Administration (the “FDA”), federal and state agencies and international regulatory bodies have broad enforcement powers. If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the FDA, federal and state agencies or international regulatory bodies.

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

If we fail to comply with any U.S. law or any of the applicable regulatory requirements of the FDA, or federal or state agencies, or one of the international regulatory bodies, it could result in enforcement action by the agencies, which may include any of the following sanctions:

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

Our products are medical devices that are subject to extensive regulation in the U.S. by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or labeling claim for an existing product, can be marketed in the U.S., it must first receive either 510(k) clearance or pre-marketing approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. In the event that we do not obtain FDA clearances or approvals for our products, our ability to market and sell them in the U.S. and revenue derived from there may be adversely affected.

Medical devices may be marketed in the U.S. only for the indications for which they are approved or cleared by the FDA. For example, up until April 2011 our recently introduced GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S.; however we could only market it internationally for the treatment of toenail fungus as it has a CE Mark approval. In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the clearance of nails that are infected with toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising Titan and Pearl Fractional in the U.S. for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

Sales of our products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the U.S. are regulated by the FDA. Complying with international regulatory requirements can be an expensive and time-consuming process and approval is not certain. The time required for obtaining clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. We may be unable to obtain or maintain regulatory qualifications, clearances or approvals in other countries. We may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications. If we experience delays in receiving necessary qualifications, clearances or approvals to market our products outside the U.S., or if we fail to receive those qualifications, clearances or approvals, we may be unable to market our products or enhancements in international markets effectively, or at all, which could have a material adverse effect on our business and growth strategy.

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

Because we do not require training for users of our products, and sell our products at times to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business. U.S. federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors generally offer but do not require product training to the purchasers or operators of our products. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and our business, and, in the event these result in product liability litigation, distract management and subject us to liability, including legal expenses.

In the past we entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impact our profitability.

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan we distribute a Q-switched laser product manufactured by a third party OEM. We also have an agreement with ZO (commencing in the fourth quarter of 2013) to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. We previously had an agreement to distribute certain of Obagi’s cosmeceutical products but terminated that effective December 31, 2013. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing these products to physicians in Japan. Finally, we also have an agreement with Merz Aesthetics to distribute its Radiesse® dermal filler product in Japan.

Each of these distribution agreements presents its own unique risks and challenges. For example, to sell cosmeceutical products we need to invest in creating a sales structure that is experienced in the sale of cosmeceuticals and not in capital equipment. We need to commit resources to training this sales force, obtaining regulatory licenses in Japan and developing new marketing materials to promote the sale of cosmeceutical products. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products thereby negatively impacting our profitability and reducing our available cash reserves.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2013, our balance in marketable investments was $67 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2013 would have potentially decreased by approximately $788,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of December 2013, approximately 53% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

Actual or perceived instability and / or volatility in our stock price could reduce demand from potential buyers of our stock, thereby causing our stock price to either remain depressed or to decline further.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2013, we had 30 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Healthcare reform legislation will continue to adversely affect our profitability and financial condition.

In December 2009, the President and members of Congress passed legislation relating to healthcare reform. Procedures performed by our products are not reimbursed by insurance companies or federal or state governments and as a result this legislation had a limited impact on our business. Medical device manufacturers have to pay an excise tax of 2.3% on certain U.S. medical device revenues. Though there are some exceptions, this excise tax applies to all of our product and upgrade revenue from the U.S. and will continue to have an adverse effect on our operating profitability and financial condition.

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

Our corporate headquarters and U.S. operations are located in an approximately 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires on December 31, 2017. In addition, we have leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,896	Two leases, one of which expires in March 2015 and one which expires in December 2015.
France	Approximately 2,239	One lease which expires in October 2021 but can be terminated with six months’ notice prior to October 2015 and 2018.

We believe that these facilities are adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending litigation that we believe will have a material impact to our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 28, 2014, the closing sale price of our common stock was $10.70 per share.

Common Stockholders

We had 9 stockholders of record as of February 28, 2014. Since many stockholders choose to hold their shares under the name of their brokerage firm we estimate that the actual number of stockholders was approximately 2,500 shareholders.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2013		2012
	High	Low	High	Low
4th Quarter	$10.56	$8.39	$9.77	$7.34
3rd Quarter	10.18	8.89	7.60	6.46
2nd Quarter	13.70	8.62	9.13	6.47
1st Quarter	13.03	8.95	9.67	7.09

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the year ended December 31, 2013 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1-30, 2013	546	$9.46	546	$14,833
September 1-30, 2013	251	$9.70	251	$12,400
November 1-30, 2013	264	$9.10	264	$10,000
	1,061	$9.43	1,061	$10,000

On August 5, 2013, our Board of Directors modified Cutera, Inc.’s stock buyback program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the stock buyback program permits us to purchase an aggregate of $20 million of our common stock through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchase that are subject to management discretion and regulatory restrictions.

In the year ended December 31, 2013, we repurchased 1,060,447 shares of our common stock for approximately $10.0 million. As of December 31, 2013, there remained an additional $10.0 million of our common stock to be purchased under the modified stock buyback program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions.

Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

 Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2008 through December 31, 2013 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2013	2012	2011	2010	2009
Net revenue	$74,594	$77,277	$60,290	$53,274	$53,682
Cost of revenue	32,712	35,737	25,978	23,058	21,759
Gross profit	41,882	41,540	34,312	30,216	31,923
Operating expenses:
Sales and marketing	27,984	28,664	25,499	24,735	24,286
Research and development	9,216	8,427	9,141	7,004	6,810
General and administrative	9,938	11,276	10,104	9,576	10,320
Litigation settlement	—	—	—	—	850
Total operating expenses	47,138	48,367	44,744	41,315	42,266
Loss from operations	(5,256)	(6,827)	(10,432)	(11,099)	(10,343)
Interest and other income, net	455	497	614	583	1,572
Loss before income taxes	(4,801)	(6,330)	(9,818)	(10,516)	(8,771)
Income tax (benefit) provision	(54)	218	243	2	8,908
Net loss	$(4,747)	$(6,548)	$(10,061)	$(10,518)	$(17,679)
Net loss per share:
Basic and diluted	$(0.33)	$(0.46)	$(0.73)	$(0.78)	$(1.33)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,421	14,089	13,807	13,540	13,279

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2013	2012	2011	2010	2009
Cash and cash equivalents	$16,242	$23,546	$14,020	$12,519	$22,829
Marketable investments	66,831	62,026	74,666	77,484	76,780
Long-term investments	—	—	3,027	6,784	7,275
Working capital (current assets less current liabilities)	84,654	88,788	89,075	90,339	96,015
Total assets	108,669	112,794	111,353	111,805	121,352
Retained earnings (accumulated deficit)	(14,620)	(9,873)	(3,325)	6,736	17,254
Total stockholders’ equity	84,265	90,774	91,567	95,417	100,853

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2013. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause our results to differ materially from those in our forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors commencing on page 17. We encourage you to read that section carefully as well as other risks detailed from time to time in our filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

•	Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.
•	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
•	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.
•	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
•	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2013.

Executive Summary

Company Description.

We are a global medical device company specializing in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on four primary platforms—Xeo®, GenesisPlusTM, ExcelVTM, and truSculptTM— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers.  In addition to our four primary platforms, we offer other products, including CoolGlide®, Solera®, VariliteTM and Japan specific products such as myQTM.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. In the U.S., we market, sell and service our products through direct sales and service employees, and a distribution relationship with PSS World Medical Shared Services, Inc. (“PSS”), a wholly owned subsidiary of PSS World Medical which has over 700 sales representatives serving physician offices throughout the U.S. We also sell certain items such as our Titan hand piece refills and marketing brochures online.

International sales are generally made through direct sales employees in Australia, Belgium, Canada, France and Japan. In addition, we have a worldwide distributor network in over 60 countries.

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

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of recurring revenue which we classify as Upgrade revenue. Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products. For our Titan hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as ‘refilling’ the hand piece. In Japan, we distribute ZO’s and Obagi’s (through December 31, 2013 only) cosmeceutical products; and Merz Pharma GmbH’s (“Merz”) Radiesse® dermal filler product.

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

For a detailed discussion of the significant business trends impacting our business, please see Results of Operations below.

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

Critical Accounting Policies and Estimates

The preparation of our Consolidated Financial Statements and related disclosures in conformity with generally accepted accounting principles in the U.S. (“GAAP”) requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. We periodically review our estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected.

Critical accounting estimates, as defined by the Securities and Exchange Commission (“SEC”), are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. Our critical accounting estimates are as follows:

Revenue Recognition

We earn revenue from the sale of Products, Upgrades, Titan and truSculpt hand piece refills, and Dermal fillers and cosmeceuticals.  We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is probable. We defer revenue in the event that any of these revenue recognition criteria is not met.

•	Persuasive evidence of an arrangement exists: We use customer purchase agreements or contracts, or customer purchase orders to determine the existence of an arrangement.
•	Transfer of title: Our standard terms generally specify that title transfers upon shipment to the customer. We generally use third party shipping documents to verify that title has transferred. For service revenue, we use the date that services have been rendered;
•	Sales price is fixed or determinable: We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the customer purchase agreement or purchase order received prior to shipment. Our standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer's obligation; and
•	Collectability is probable: We assess whether collection is reasonably assured based on a number of factors, including receipt of cash or credit card payment, customer's past transaction history, credit worthiness, or the receipt of an irrevocable letter of credit.

Multiple-Element Arrangements

For System or Upgrade sales, all of the tangible products, including the embedded software, are delivered to the customer at the time of sale. In some circumstances, in conjunction with the purchase of a System or Upgrade, customers purchase Service contracts for one or more years to cover their products. For these transactions, the following multiple-element arrangement exists:
a tangible product delivered to the customer at the inception of the revenue arrangement; and
a service contract for delivery of services to the customer over a contractually stated period of time defined in the service contract.

For multiple-element arrangements, judgments are required as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement. For multiple element arrangements entered into on or after January 1, 2010, we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for our systems, the allocation of revenue has been based on our best estimate of selling prices (“BESP”). The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis.  We determine BESP for our deliverables by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions.

Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract.  Service revenue, not under a service contract, is recognized as the services are provided.

Hand Piece Refills

When customers purchase a hand piece refill, we ship a previously refurbished unit and recognize revenue upon shipment. With respect to our truSculpt product, prior to the third quarter of 2013, we sold the system and hand piece and then charged the customer an incremental fee for any future refills and we treated the refills as a separate deliverable under FASB ASC 605-25. In addition, we also provided promotions that included an unlimited number of “free” hand piece replacements during a stated trial period of 3 months or 12 months. We determined that these free refills were an undelivered element under FASB ASC 605-25 in the original revenue transaction. As such, we deferred the relative fair value related to the estimated number of hand piece replacements to be delivered during the promotional period and recognized that deferred revenue over the free refills promotion period. Commencing with the third quarter of 2013, we included unlimited hand piece replacements in the truSculpt standard warranty contract and concluded that this no longer was a separate deliverable under the multiple-element arrangement revenue guidance. Following this change, we recognized the revenue under the warranty model, in which the revenue for the system sale was recognized up-front along with an estimate of the costs which will be incurred under the warranty obligation recorded in cost of revenue.

Shipping and handling costs

We expense shipping and handling costs as incurred and include them in cost of revenue. In those cases where we bill shipping and handling costs to customers, we classify the amounts billed as revenue.

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

Restricted Stock Units

We grant restricted stock unit (“RSU”) awards to our management employees, officers and directors. RSUs are measured based on the fair market values of the underlying stock on the dates of grant and the stock based compensation expense is recognized over the vesting period using the straight-line method. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

Performance stock unit (“PSU”) awards were granted to our officers in 2013 and 2012. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the degree of achievement of the performance goals. The stock-based compensation expenses for the PSUs is measured based on the fair market value on the dates of grant of the target number of underlying shares. Stock based compensation expense is recognized over the vesting period using the straight-line method and the expected degree of achievement of the performance goals. At the vest date, we issue fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by us on behalf of our officers. As a result, the actual number of shares issued is less than the original number of PSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital.

Intangible Assets.

Our intangible assets include identifiable intangibles and goodwill. Identifiable intangibles include sub-licenses, rights acquired from a former distributor and those acquired in conjunction with an acquisition in 2012. All of our identifiable intangibles have finite lives.

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

The valuation and classification of intangible assets and goodwill and the assignment of useful amortization lives for the intangible assets involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. When we determine that the useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. No impairment charge or accelerated amortization was recorded for the years ended December 31, 2013, 2012, and 2011. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

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

Warranty Obligations

We provide a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. Commencing with the third quarter of 2013, for sales of our truSculpt product, we included free hand piece refills during the warranty period. We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale, and as reviewed and updated quarterly, of the total costs that we expect to incur during the warranty period to repair or replace product parts that fail, including the refurbishment of any truSculpt refills included as part of the original sale. Accrued warranty costs include costs of material, technical support labor and associated overhead. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update based on historical warranty cost trends. If we were required to accrue additional warranty cost in the future due to actual product failure rates, material usage, service delivery costs or overhead costs differing from our estimates, revisions to the estimated warranty liability would be required, which would negatively impact our operating results.

Provision for Income Taxes

We are subject to taxes on earnings in both the U.S. and various foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our uncertain tax positions and determining our provision for income taxes on earnings. We perform a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the U.S. The effective tax rate was approximately 1% in 2013, (3)% in 2012, and (2)% in 2011. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates and being higher in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2013, we had an aggregate of approximately $2.6 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. Depending on the timing and nature of the distribution, if the total undistributed earnings of foreign subsidiaries were remitted while the Company is able to utilize its net operating losses, it is likely there would be no material additional tax resulting from the distribution.

Our deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We have fully reserved our U.S. federal and state deferred tax assets due to our history of operating losses.

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

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2013	2012	2011

Net revenue	100%	100%	100%
Cost of revenue	44%	46%	43%
Gross profit	56%	54%	57%
Operating expenses:
Sales and marketing	38%	37%	42%
Research and development	12%	11%	15%
General and administrative	13%	15%	17%
Total operating expenses	63%	63%	74%
Loss from operations	(7)%	(9)%	(17)%
Interest and other income, net	1%	1%	1%
Loss before income taxes	(6)%	(8)%	(16)%
Income tax (benefit) provision	—%	—%	1%
Net loss	(6)%	(8)%	(17)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2013	% Change	2012	% Change	2011
Revenue mix by geography:
United States	$31,487	(1)%	$31,949	37%	$23,313
Percent of total	42%		41%		39%

Japan	$14,205	(20)%	$17,826	19%	$15,019
Asia, excluding Japan	11,263	27%	8,902	79%	4,984
Europe	7,358	48%	4,958	39%	3,571
Rest of the world	10,281	(25)%	13,642	2%	13,403
Total international revenue	43,107	(5)%	45,328	23%	36,977
Percent of total	58%		59%		61%

Total consolidated revenue	$74,594	(3)%	$77,277	28%	$60,290

Revenue mix by product category:
Products and upgrades	$48,374	(2)%	$49,605	33%	$37,208
Titan and truSculpt hand piece refills	4,267	11%	4,807	3%	4,686
Dermal fillers and cosmeceuticals	4,264	(24)%	5,645	13%	4,985
Total product revenue	56,905	(5)%	60,057	28%	46,879
Service	17,689	3%	17,220	28%	13,411
Total consolidated revenue	$74,594	(3)%	$77,277	28%	$60,290

Revenue by Geography:

Our U.S. revenue decreased by 1% and our international revenue decreased by 5% in 2013, compared to 2012. We believe the decrease in U.S. revenues was attributable to several factors, including:

•	Reduced productivity of our U.S. sales force, caused in part by field sales and management turnover;
•	A reduction in our GenesisPlus revenue, due in part to the reorganization and consolidation of our podiatry sales force into the general aesthetics sales force; and
•	A decline in Xeo product revenue; which was partially offset by
•	Continued growth of ExcelV shipments, which began shipping in the second quarter of 2011; and
•	An increase in truSculpt revenue, which commenced shipments in the third quarter of 2012.

Our total international revenue decreased by 5% in 2013, compared to 2012, and represented 58% of our total revenue. The decrease in international revenue was primarily a result of the decline in 2013 of the Japanese Yen versus the U.S. Dollar compared to 2012, partially offset by growth in revenue from France and several of our international distributors.

Revenue by Product Category:

Our product and upgrade revenue decreased by 2% in 2013 and increased by 33% in 2012, compared to the respective prior year periods. The 2013 decrease in product and upgrade revenue was primarily attributable to a decline of the Japanese Yen versus the U.S. Dollar and the decline of GensisPlus sales, partially offset by continued growth in ExcelV sales. The 2012 increase in product and upgrade revenue was primarily attributable to the continued growth of ExcelV shipments, which began shipping in 2011, the commencement of truSculpt shipments in the third quarter of 2012 and incremental revenue from the February 2012 Iridex aesthetic acquisition.

Our service revenue increased by 3% in 2013 and by 28% in 2012, compared to the respective prior year periods. The ratable recognition of service contract fees is the primary component of our service revenue. The increase in 2013 was primarily due to an expanded customer base as well as one additional month of service revenue in 2013, versus 2012, relating to the acquisition of the Iridex aesthetic business in February 2012. The increase in 2012 was primarily the result of the Iridex business acquisition.

Our Titan and truSculpt hand piece refill revenue decreased by 11% in 2013 and increased by 3% in 2012, compared to the respective prior year periods. The decrease in 2013 was due primarily to declines in Titan hand piece refill revenue caused by reduced utilization and partly due to decline in the Japanese Yen versus the U.S. Dollar, which was partially offset by an increase in revenue from truSculpt refills that started shipping in the fourth quarter of 2012. Commencing in the third quarter of 2013, we have repositioned our truSculpt product to include the refurbishment of the hand pieces as part of the original system warranty or ongoing service contracts, thereby enabling our customers unlimited usage as part of the original system warranty. Because very few truSculpt hand piece replacements were sold separately, the impact of the change in our agreements with our customers has been immaterial on our revenue and financial statements. The increase in 2012 was due primarily to the introduction of truSculpt refills in the fourth quarter of 2012.

Our Dermal filler and cosmeceutical business decreased by 24% in 2013, compared to 2012, and increased by 13% in 2012 compared to 2011. The decrease in 2013 is primarily the result of the devaluation of the Japanese yen versus the U.S. dollar. The increase in 2012 was due primarily to the higher number of customers purchasing Obagi products, which we began distributing in Japan in the first quarter of 2010, and due to the expansion of cosmeceutical product lines being distributed.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2013	% Change	2012	% Change	2011
Gross Profit	$41,882	1%	$41,540	21%	$34,312
As a percentage of total revenue	56%		54%		57%

Our cost of revenue consists primarily of materials, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue improved to 56% in 2013, compared to 2012, which was primarily attributable to the following:

•	A partial shift in product mix towards higher margin products;
•	Improved gross margin from our Service business, due primarily to reduced material expenses resulting from improved reliability of our products;
•	Results of cost reduction initiatives; and
•	Reduced amortization of intangibles related to the acquisition of Iridex’s aesthetic business.

Our gross margin as a percentage of net revenue declined to 54% in 2012, compared to 2011, which was primarily attributable to the following:

•	A product mix shift towards lower margin products;
•	An increase in Service revenue primarily as a result of the acquisition of the Iridex service business that has a lower margin than our blended margin;
•	Amortization of intangibles related to the acquisition of Iridex’s aesthetic business in the first quarter of 2012; and
•	An increase in sales through distributors, which typically has a lower margin than our direct revenue.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2013	% Change	2012	% Change	2011
Sales and marketing	$27,984	(2)%	$28,664	12%	$25,499
As a percentage of total revenue	38%		37%		42%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses decreased $680,000 in 2013, compared to 2012, which was primarily attributable to the following:

•	$1.0 million of decreased Japan expenses resulting primarily from the appreciation of the U.S. Dollar against the Japanese Yen (the change in the U.S. Dollar to Japanese Yen exchange rate between 2012 and 2011 was insignificant);
•	$312,000 of decreased North American travel and entertainment expenses; partially offset by
•	$523,000 of increased North American product demonstration, promotional and marketing expenses.

In 2012, sales and marketing expenses increased by $3.2 million compared to 2011. This increase was primarily attributable to:

•	$2.2 million increase in personnel expenses attributable primarily to higher headcount and commission expenses due to higher revenue;
•	$660,000 of higher product demonstration related expenses; and
•	$418,000 increase in travel, entertainment and sales meeting expenses due to increased headcount and sales activity.

Sales and marketing expenses as a percentage of net revenue, increased to 38% in 2013, compared to 37% in 2012.  This increase was due to lower revenue levels than in 2012. Sales and marketing expenses as a percentage of net revenue, decreased to 37% in 2012, compare to 42% in 2011. The decrease in 2012 was due primarily to a larger increase in our revenue, compared to the increase in expenses, in 2012.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2013	% Change	2012	% Change	2011
Research and development	$9,216	9%	$8,427	(8)%	$9,141
As a percentage of total revenue	12%		11%		15%

Research and development expenses consist primarily of personnel expenses, clinical, regulatory and material costs. R&D expenses increased $789,000 in 2013, compared to 2012, which was primarily attributable to:

•	$1.1 million increase in material spending related to new product development; partially offset by
•	A decrease of $237,000 in outside consulting expenses.

In 2012, R&D expenses decreased by $714,000, compared to 2011, which primarily attributable to:

•	$444,000 decrease in personnel expenses due to lower headcount; and
•	A decrease in material spending of $107,000 due to the timing, complexity and material component costs of the product being developed.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2013	% Change	2012	% Change	2011
General and administrative	$9,938	(12)%	$11,276	12%	$10,104
As a percentage of total revenue	13%		15%		17%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased by $1.3 million in 2013, compared to 2012, which was primarily attributable to:

•	$1.0 million of decreased personnel related expenses;
•	$532,000 of reduced legal fees and costs of settlements;
•	A reduction of $527,000 of integration expenses associated with the Iridex business acquisition incurred in 2012;
•	$292,000 of reduced accounting fees; partially offset by,
•	$800,000 of management consulting fees in 2013; and
•	$343,000 of increased expenses due to the commencement of the U.S. medical excise tax from January 1, 2013.

In 2012, G&A expenses increased by $1.2 million, compared to 2011. This increase was primarily attributable to:

•	$527,000 of integration expenses associated with the Iridex business acquisition;
•	$366,000 of higher legal fees and costs of settlements;
•	$207,000 of higher accounting fees;
•	$187,000 of higher personnel expenses; partially offset by,
•	$162,000 decrease in facilities costs due the relocation of our offices in Tokyo, Japan and the closure of our office in Switzerland in 2011.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2013	% Change	2012	% Change	2011
Interest income	$421	(12)%	$481	(19)%	$594
Other income (expense), net	34	113%	16	(20)%	20
Total interest and other income, net	$455	(8)%	$497	(19)%	$614

Interest income decreased 12% in 2013, compared to 2012, and decreased 19% in 2012, compared to 2011. The decrease in interest income in 2013 was primarily attributable to a decrease in our cash, cash equivalents and marketable investments balances and decreased yields on our investments.The decreases in interest income in 2012 was primarily attributable to a decrease in our cash, cash equivalents and marketable investments balances. Our cash, cash equivalents, marketable investments and long-term investments were $83.1 million at December 31, 2013, $85.6 million at December 31, 2012 and $91.7 million at December 31, 2011.

Income tax (benefit) provision

	Year Ended December 31,
(Dollars in thousands)	2013	$ Change	2012	$ Change	2011
Loss before income taxes	$(4,801)	$1,529	$(6,330)	$3,488	$(9,818)
Income tax (benefit) provision	(54)	(272)	218	(25)	243
Effective tax rate	1%		(3)%		(2)%

We recorded an income tax benefit of $54,000 in 2013, and despite a loss we recorded a provision of $218,000 and $243,000 in 2012, and 2011 respectively. Our tax benefit for 2013 is primarily related to releases of reserves for Uncertain Tax Positions due to lapses in the applicable statutes of limitations, offset by foreign tax expenses. Our tax provisions for 2012 and 2011 are primarily related to foreign tax expenses. A full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during each of these years.

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

	As of December 31,
(Dollars in thousands)	2013	2012	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$16,242	$23,546	$(7,304)
Marketable investments	66,831	62,026	4,805
Total	$83,073	$85,572	$(2,499)

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2013	2012	2011
Cash flows provided by (used in):
Operating activities	$3,513	$(2,300)	$(5,168)
Investing activities	(5,848)	10,153	5,287
Financing activities	(4,969)	1,673	1,382
Net (decrease) increase in cash and cash equivalents	$(7,304)	$9,526	$1,501

Cash Flows from Operating Activities

We generated net cash of $3.5 million in operating activities during 2013, which was primarily attributable to:

•	$3.1 million generated from an increase in deferred revenue due primarily to a two-for-one service contract pricing promotion;
•	$2.1 million generated from the reduction of inventories; partially offset by
•	$857,000 used as a result of an increase in accounts receivable that resulted from increased product sales in December 2013 compared to December 2012; and
•	$371,000 used in a reduction in accrued liabilities.

We used net cash of $2.3 million in operating activities during 2012, which was primarily attributable to:

•	$3.7 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended December 31, 2012, compared to the same period in 2011;
•	$1.9 million used from net loss of $6.5 million after adjusting for non-cash related items of $4.7 million, consisting primarily of stock-based compensation expense of $3.2 million and depreciation and amortization expense of $1.6 million; partially offset by
•	$1.9 million generated from an increase in deferred revenue due primarily to an increase in our service business following the acquisition of the Iridex aesthetic customer base and a two-for-one service contract pricing promotion; and
•	$1.2 million generated from the reduction of inventories resulting from the increase in revenue in 2012.

Cash Flows from Investing Activities

We used net cash of $5.8 million in investing activities in 2013, which was primarily attributable to:

•	$56.8 million of cash used to purchase marketable investments;
•	$517,000 of cash used to purchase property and equipment; partially offset by
•	$51.6 million in net proceeds from the sales and maturities of marketable investments.

We generated net cash of $10.2 million from investing activities in 2012, which was primarily attributable to:

•	$74.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by
•	$58.8 million of cash used to purchase marketable investments;
•	$5.1 million of cash used for the Iridex acquisition; and
•	$516,000 of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in 2013 was $5.0 million, which resulted from:

•	$10.0 million of cash used to repurchase common stock; partially offset by
•	$5.2 million generated from the issuance of stock through our stock option and employee stock purchase plan.

Net cash provided by financing activities in 2012 was $1.7 million, which resulted from the issuance of stock through our stock option and employee stock purchase plans.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $83.1 million as of December 31, 2013. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years.

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2013:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,996	$1,793	$2,857	$1,346	$—
Capital leases	493	155	338	—	—
Total leases	$6,489	$1,948	$3,195	$1,346	$—

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2013. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet $108,000 in long-term income tax liability with respect to unrecognized tax benefits and accrued interest as of December 31, 2013. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of December 31, 2013 and 2012, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would have potentially declined by approximately $788,000 and $745,000 respectively.

Foreign Currency Exchange

In 2013, 2012 and 2011, approximately 58%, 59% and 61% of our total revenue was sourced from countries other than the U.S. In 2013, 54% of our total international revenue was denominated in U.S. Dollars and substantially all of the remaining 46% was revenue was denominated in Japanese Yen and Euros.

In 2013, the Japanese Yen, compared to the U.S. Dollar, devalued by approximately 22% and had a significant adverse foreign exchange impact on our revenue − both from a remeasurement loss upon the conversion of our Japanese Yen denominated revenue as well as the additional negative revenue impact due to the effective price increase for the local customers importing our U.S. Dollar denominated systems into Japan. In addition, the Japanese Yen devaluation had a favorable foreign currency translation impact on our local cost of sales and operating expenses.

We have historically not engaged in hedging activities relating to our non-U.S. dollar operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2013, 2012 and 2011 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	72

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cutera, Inc.

We have audited the accompanying consolidated balance sheets of Cutera, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for each of the two years in the period ended December 31, 2013. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutera, Inc. at December 31, 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cutera, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Redwood City, California
March 17, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cutera, Inc.:

In our opinion, the consolidated statements of operations, comprehensive loss, stockholders' equity and of cash flows for the year ended December 31, 2011, present fairly, in all material respects, the results of the operations and cash flows of Cutera, Inc. and its subsidiaries for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2011 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, CA
March 15, 2012

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$16,242	$23,546
Marketable investments	66,831	62,026
Accounts receivable, net of allowance for doubtful accounts of $19 and $0, respectively	9,679	8,841
Inventories	9,006	11,114
Deferred tax assets	31	40
Other current assets and prepaid expenses	1,507	1,439
Total current assets	103,296	107,006
Property and equipment, net	1,362	933
Deferred tax assets, net of current portion	329	553
Intangibles, net	2,019	2,566
Goodwill	1,339	1,339
Other long-term assets	324	397
Total assets	$108,669	$112,794
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,820	$2,107
Accrued liabilities	9,328	9,493
Deferred revenue	7,494	6,618
Total current liabilities	18,642	18,218
Deferred revenue, net of current portion	4,340	2,102
Income tax liability	108	412
Other long-term liabilities	1,314	1,288
Total liabilities	24,404	22,020
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 13,931,833 and 14,233,476 shares at December 31, 2013 and 2012, respectively	14	14
Additional paid-in capital	98,820	100,552
Accumulated deficit	(14,620)	(9,873)
Accumulated other comprehensive income (loss)	51	81
Total stockholders’ equity	84,265	90,774
Total liabilities and stockholders’ equity	$108,669	$112,794

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net revenue:
Products	$56,905	$60,057	$46,879
Service	17,689	17,220	13,411
Total net revenue	74,594	77,277	60,290
Cost of revenue:
Products	24,179	26,911	17,545
Service	8,533	8,826	8,433
Total cost of revenue	32,712	35,737	25,978
Gross profit	41,882	41,540	34,312
Operating expenses:
Sales and marketing	27,984	28,664	25,499
Research and development	9,216	8,427	9,141
General and administrative	9,938	11,276	10,104
Total operating expenses	47,138	48,367	44,744
Loss from operations	(5,256)	(6,827)	(10,432)
Interest and other income, net	455	497	614
Loss before income taxes	(4,801)	(6,330)	(9,818)
Income tax (benefit) provision	(54)	218	243
Net loss	$(4,747)	$(6,548)	$(10,061)

Net loss per share:
Basic and diluted	$(0.33)	$(0.46)	$(0.73)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,421	14,089	13,807

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net loss	$(4,747)	$(6,548)	$(10,061)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized (loss) gain on available-for-sale investments	(21)	959	723
Less: Reclassification adjustment for net gains on investments recognized during the year	(9)	(19)	(5)
Net change in unrealized (loss) gain on available-for-sale investments	(30)	940	718
Tax provision (benefit)	—	18	(197)
Other comprehensive income (loss), net of tax	(30)	922	915
Comprehensive loss	$(4,777)	$(5,626)	$(9,146)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount

Balance at December 31, 2010	13,629,713	$14	$90,423	$6,736	$(1,756)	$95,417
Issuance of common stock for employee purchase plan	45,161	—	276	—	—	276
Exercise of stock options	207,624	—	1,230	—	—	1,230
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	65,897	—	(146)	—	—	(146)
Stock-based compensation expense	—	—	3,907	—	—	3,907
Tax benefit from exercises of stock-based payment awards	—	—	29	—	—	29
Net loss	—	—	—	(10,061)	—	(10,061)
Net change in unrealized gain (loss) on available-for-sale investments (net of $197 of tax benefit)	—	—	—	—	915	915
Balance at December 31, 2011	13,948,395	14	95,719	(3,325)	(841)	91,567
Issuance of common stock for employee purchase plan	46,982	—	289	—	—	289
Exercise of stock options	211,551	—	1,480	—	—	1,480
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	26,548	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	3,159	—	—	3,159
Tax benefit from exercises of stock-based payment awards	—	—	6	—	—	6
Net loss	—	—	—	(6,548)	—	(6,548)
Net change in unrealized gain (loss) on available-for-sale investments (net of $18 of tax provision)	—	—	—	—	922	922
Balance at December 31, 2012	14,233,476	14	100,552	(9,873)	81	90,774
Issuance of common stock for employee purchase plan	51,338	—	362	—	—	362
Exercise of stock options	612,210	1	5,048	—	—	5,049
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	95,256	—	(222)	—	—	(222)
Repurchase of common stock	(1,060,447)	(1)	(10,030)	—		(10,031)
Stock-based compensation expense	—	—	3,110	—	—	3,110
Net loss	—	—	—	(4,747)	—	(4,747)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	(30)	(30)
Balance at December 31, 2013	13,931,833	$14	$98,820	$(14,620)	$51	$84,265

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(4,747)	$(6,548)	$(10,061)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,110	3,160	3,907
Tax benefit (deficit) from stock-based compensation	—	6	29
Excess tax benefit related to stock-based compensation	—	(6)	(22)
Depreciation and amortization	1,304	1,606	637
Other	243	(87)	107
Changes in assets and liabilities:
Accounts receivable	(857)	(3,690)	(1,000)
Inventories	2,108	1,167	(4,281)
Other current assets and prepaid expenses	345	859	2,604
Other long-term assets	73	89	(486)
Accounts payable	(287)	(466)	1,277
Accrued liabilities	(371)	(177)	2,970
Other long-term liabilities	(218)	(62)	45
Deferred revenue	3,114	1,915	(895)
Income tax liability	(304)	(66)	1
Net cash provided by (used in) operating activities	3,513	(2,300)	(5,168)
Cash flows from investing activities:
Acquisition of property, equipment and software	(517)	(516)	(751)
Acquisition of intangible asset	(155)	—	—
Business acquisition	—	(5,091)	—
Disposal of property and equipment	63	—	36
Proceeds from sales of marketable and long-term investments	15,578	31,564	21,198
Proceeds from maturities of marketable investments	36,030	43,009	47,935
Purchase of marketable investments	(56,847)	(58,813)	(63,131)
Net cash (used in) provided by investing activities	(5,848)	10,153	5,287
Cash flows from financing activities:
Repurchase of common stock	(10,031)	—	—
Proceeds from exercise of stock options and employee stock purchase plan	5,189	1,667	1,360
Payments on capital lease obligation	(127)	—	—
Excess tax benefit related to stock-based compensation	—	6	22
Net cash provided by financing activities	(4,969)	1,673	1,382
Net (decrease) increase in cash and cash equivalents	(7,304)	9,526	1,501
Cash and cash equivalents at beginning of year	23,546	14,020	12,519
Cash and cash equivalents at end of year	$16,242	$23,546	$14,020
Supplemental cash flow information:
Cash paid for interest	$19	$—	$—
Cash paid (received) for income taxes	337	307	(1,345)
Supplemental non-cash investing and financing activites:
Assets acquired under capital lease	$577	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the Xeo, GenesisPlus, ExcelV, and truSculpt for use by physicians and other qualified practitioners to allow its customers to offer safe and effective aesthetic treatments to their customers. In addition to the Company’s four primary platforms, the Company offers other products, including CoolGlide, Solera, VariLite and Japan specific products such as myQ. The Xeo and Solera platforms offer multiple hand pieces and applications, which allow customers to upgrade their systems (“Upgrade” revenue). In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, Titan and truSculpt hand piece refills, and distributing third party manufactured dermal fillers and cosmeceuticals.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Belgium, Canada, France and Japan, that market, sell and service its products outside of the U.S. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Cash, Cash Equivalents, and Marketable Investments

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale. Investments with remaining maturities more than one year are viewed by the Company as available to support current operations, and are classified as current assets under the caption marketable investments in the accompanying Consolidated Balance Sheets. Investments in marketable securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2013, 2012, and 2011.

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

Concentration of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with three major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the amount of insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, believes that minimal credit risk exists. The Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company invests in debt instruments, including bonds of the U.S. Government, its agencies and municipalities. The Company has also invested in other high grade investments such as commercial paper and corporate bonds. By policy, the Company restricts its exposure to any single issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity (interest reset date for auction-rate securities and variable rate demand notes) of generally less than eighteen months.

Accounts receivable are typically unsecured and are derived from revenue earned from worldwide customers. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. No single customer represented more than 10% of net accounts receivable as of either December 31, 2013 or 2012.

During the years ended December 31, 2013, 2012, and 2011, domestic revenue accounted for 42%, 41%, and 39%, respectively, of total revenue, while international revenue accounted for 58%, 59%, and 61%, respectively, of total revenue, for each of the years. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2013, 2012, and 2011.

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

The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years Amortization expense related to demonstration units is recorded in cost of revenue or in the respective operating expense line based on which function and purpose for which it is being used for. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to cost of revenue.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives
Leasehold improvements	Lesser of useful life or term of lease
Office equipment and furniture	3 years
Machinery and equipment	3 years

Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Depreciation expense related to property, equipment and leasehold improvements was $602,000, $436,000 and $446,000 in 2013, 2012, and 2011 respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased technology sub-licenses, acquired customer relationships, and those assets acquired in conjunction with an asset acquisition in February 2012 including, existing customer relationships, product portfolio and a manufacturing process for the products acquired. All identifiable intangibles have finite lives and are carried at cost, net of accumulated amortization. Amortization is recorded using the straight-line method, over their respective useful lives, which range from approximately 11 months to 10 years.

Impairment of Long-lived Assets

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2013, there has been no impairment of goodwill.

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

Revenue Recognition

Product, Upgrade, Titan hand piece refill, and Dermal filler and cosmeceutical revenue is recognized when title and risk of ownership has been transferred, provided that:

•	Persuasive evidence of an arrangement exists;
•	The price is fixed or determinable;
•	Delivery has occurred or services have been rendered; and
•	Collectability is probable.

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

For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices would be based first on vendor specified objective evidence (“VSOE”), then on third-party evidence of selling price (“TPE”) when VSOE does not exist, and then on best estimate of selling price (“BESP”) when VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its systems, the allocation of revenue has been based on the Company’s BESPs. The objective of BESP is to determine the price at which the Company would transact a sale if the product was sold on a stand-alone basis. The Company determines BESP for its systems by considering multiple factors including, but not limited to, prices charged for stand-alone sales, features and functionality of the system, geographies, type of customer, and market conditions. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

In the first and second quarter of 2013, with respect to the sale of its truSculpt product, the Company provided promotions that included an unlimited number of “free” hand piece replacements during a stated trial period of 3 months or 12 months. These free refills were treated as an undelivered element under FASB ASC 605-25 in the original revenue transaction. The Company deferred the relative fair value related to the estimated number of hand piece replacements to be delivered during the promotional period and recognized that deferred revenue over the free refills promotion period. Commencing with the third quarter of 2013, the Company included unlimited refills as part of the truSculpt standard warranty and determined that this was no longer a separate deliverable under the multiple-element arrangement revenue guidance. Following this change, the Company recognized the revenue under the warranty model, in which the revenue for the system sale was recognized up-front along with an estimate of the costs which will be incurred under the warranty obligation recorded in cost of revenue.

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2013, 2012, and 2011 was $17.7 million, $17.2 million, and $13.4 million, respectively.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in our internal manufacturing processes, technology license amortization and royalties, and costs associated with product warranties.

The Company's system sales includes a control console, universal graphic user interface, control system software, high voltage electronics and a combination of applications (referred to as hand pieces). Hand pieces are programmed to have a limited number of uses to ensure the safety of the device to patients. The Company sells refurbished hand pieces, or "refills", of its Titan product and provides for refurbishment of other hand pieces under warranty or service contracts.  When customers purchase a replacement hand piece (or “refill”) or are provided a replacement hand piece under a warranty or service contract, Cutera ships a previously refurbished unit.  Upon the receipt of the expended hand piece from the customer the Company capitalizes the expended hand piece as inventory at the estimated fair value.  Cost of revenue includes the costs incurred to refurbish hand pieces.

Research and Development Expenditures

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses were $1.6 million in 2013 and $1.3 million in both 2012 and 2011.

Stock-based Compensation

The Company accounts for stock-based employee compensation plans under the fair value recognition and measurement provisions under U.S. GAAP. The Company’s stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the requisite service period. The Company elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock awards are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates, net of the tax withholding requirements to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, the Company records the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when the shares are issued. Also, the Company recognizes stock-based compensation using the straight-line method.

U.S. GAAP requires the cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for stock-based awards for options exercised and RSUs vested during the period (excess tax benefits) to be classified as financing cash flows.

Income Taxes

The Company recognizes income taxes under the liability method. The Company recognizes deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. For deferred tax assets which are not subject to a valuation allowance, the Company has determined that its future taxable income will be sufficient to recover all of the deferred tax assets. However, should there be a change in their ability to recover the deferred tax assets, the Company could be required to record a valuation allowance against the net carrying value of  its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which they determined that the recovery was not probable.

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

The Company establishes reserves for uncertain tax positions in accordance with the Income Taxes subtopic of the ASC. The subtopic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, the subtopic provides guidance on derecognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. The Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination that the tax position is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

Computation of Net Loss per Share

Basic net income per share is computed using the weighted-average number of shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of shares and dilutive potential shares outstanding during the period. Dilutive potential shares primarily consist of employee stock options. Dilute earnings per share is the same as basic earnings per share for the periods presented because the inclusion of outstanding common stock equivalents would be anti-dilutive.

U.S. GAAP requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional-paid-in-capital (“APIC”) when the award becomes deductible are all assumed to be used to repurchase shares.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income consisted solely of the unrealized gains or losses on the Company's available-for-sale investments, net of tax.

Foreign Currency

The U.S. dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are remeasured into U.S. dollars at the applicable period end exchange rate. Sales and operating expenses are remeasured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are remeasured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2013. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2013.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2013 and 2012, 83% and 85%, respectively, of all long-lived assets were maintained in the U.S. See Note 10 for details relating to revenue by geography.

NOTE 2—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2013	2012
Cash and cash equivalents:
Cash	$3,816	$2,198
Cash equivalents:
Money market funds	9,926	17,348
Commercial paper	2,500	4,000
Total cash and cash equivalents	16,242	23,546

Marketable securities:
U.S. government notes	10,522	4,009
U.S. government agencies	25,858	24,958
Municipal securities	2,039	4,206
Commercial paper	10,242	10,519
Corporate debt securities	18,170	18,334
Total marketable securities	66,831	62,026

Total cash, cash equivalents and marketable securities	$83,073	$85,572

The following table summarizes unrealized gains and losses related to our marketable investments (in thousands):

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$16,242	$—	$—	$16,242

Marketable investments
U.S. government notes	10,516	11	(5)	10,522
U.S. government agencies	25,823	38	(3)	25,858
Municipal securities	2,043	1	(5)	2,039
Commercial paper	10,239	3	—	10,242
Corporate debt securities	18,109	61	—	18,170
Total marketable securities	66,730	114	(13)	66,831

Total cash, cash equivalents and marketable securities	$82,972	$114	$(13)	$83,073

December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$23,546	$—	$—	$23,546

Marketable investments
U.S. government notes	4,005	4	—	4,009
U.S. government agencies	24,910	48	—	24,958
Municipal securities	4,184	23	(1)	4,206
Commercial paper	10,515	4	—	10,519
Corporate debt securities	18,281	59	(6)	18,334
Total marketable securities	61,895	138	(7)	62,026

Total cash, cash equivalents and marketable securities	$85,441	$138	$(7)	$85,572

No investments were in a continuous unrealized loss position for longer than 12 months.

The following table summarizes the estimated fair value of our marketable investments classified by the contractual maturity date of the security as of December 31, 2013 (in thousands):

Amount
Due in less than one year (fiscal year 2014)	$26,685
Due in 1 to 3 years (fiscal year 2015 - 2016)	40,146
$66,831

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,926	$—	$—	$9,926
Commercial paper	—	2,500	—	2,500
Short term marketable investments:
Available-for-sale securities	—	66,831	—	66,831
Total assets at fair value	$9,926	$69,331	$—	$79,257

December 31, 2012	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$17,348	$—	$—	$17,348
Commercial paper	—	4,000	—	4,000
Short term marketable investments:
Available-for-sale securities	—	62,026	—	62,026
Total assets at fair value	$17,348	$66,026	$—	$83,374

The Company’s Level 1 financial assets are money market funds with fair values are based on quoted market prices The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2013 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term Auction Rate Securities, for the year ended December 31, 2012 (in thousands):

Amount
Balance at December 31, 2011	$3,027
Total gains or losses (realized or unrealized)
Included in other comprehensive income (loss)	262
Settlements	(3,289)
Balance at December 31, 2012 and 2013	$—

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

The Company acquired the Iridex aesthetics business unit on February 2, 2012.  Disclosure of the amounts of revenue and earnings of the assets and liabilities of the acquired Iridex aesthetics business, separately from the Company’s, is not practicable because the acquired business was immediately integrated into the Company's operations. Based on Iridex’s Form 10-K for the year ended December 2011, the revenue of the aesthetics business unit was reported to be $10.8 million and the earnings were $469,000 for the fiscal year ended December 31, 2011.

NOTE 4—BALANCE SHEET DETAIL

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$5,989	$7,221
Finished goods	3,017	3,893
Total	$9,006	$11,114

Property and Equipment, net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2013	2012
Leasehold improvements	$625	$620
Office equipment and furniture	3,285	2,888
Machinery and equipment	3,876	3,252
	7,786	6,760
Less: Accumulated depreciation	(6,424)	(5,827)
Property and equipment, net	$1,362	$933

During 2013, the Company financed vehicles for some of its sales employees in North America. As of December 31, 2013 the gross capitalized value of the leased vehicles was $577,000 and the related accumulated depreciation was $98,000.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006; a technology sublicense acquired in 2002 (fully amortized as of December 31, 2012 and removed from the balance sheet in 2013); intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit; and, customer relationships in the Benelux countries acquired from a former distributor in 2013). The components of intangible assets at December 31, 2013 and 2012 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization Amount	Net Amount
December 31, 2013
Patent sublicense	$1,218	$1,068	$150
Customer relationship intangible related to acquisition	2,510	962	1,548
Other identified intangible assets related to acquisition	780	607	173
Other intangible	155	6	149
Goodwill	1,339	—	1,339
Total	$6,002	$2,643	$3,359
December 31, 2012
Patent sublicense	$1,218	$931	$287
Technology sublicense	538	538	—
Customer relationship intangible related to acquisition	2,510	460	2,050
Other identified intangible assets related to acquisition	780	551	229
Goodwill	1,339	—	1,339
Total	$6,385	$2,480	$3,905

Amortization expense for intangible assets was $702,000 in 2013, $1.2 million in 2012, and $191,000 in 2011.

Based on intangible assets recorded at December 31, 2013, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending December 31,	Amount
2014	$773
2015	641
2016	558
2017	47
Total	$2,019

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Payroll and related expenses	$4,753	$4,721
Sales tax	1,307	1,085
Warranty	1,202	1,212
Other	2,066	2,475
Total	$9,328	$9,493

NOTE 5—WARRANTY AND SERVICE CONTRACTS

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Canada, France and Japan as well as through a network of distributors and third-party service providers in several other countries where it does not have a direct presence. The Company provides a warranty with its products, depending on the type of product. After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale.

Warranty Accrual (in thousands)

	December 31,
	2013	2012
Balance at beginning of year	$1,212	$1,121
Add: Accruals for warranties issued during the year	3,420	3,525
Less: Settlements made during the year	(3,430)	(3,434)
Balance at end of year	$1,202	$1,212

Deferred Service Contract Revenue (in thousands)

	December 31,
	2013	2012
Balance at beginning of year	$8,539	$5,838
Add: Payments received	15,026	14,112
Less: Revenue recognized	(11,928)	(11,411)
Balance at end of year	$11,637	$8,539

Costs incurred under service contracts amounted to $6.9 million in 2013, $7.2 million in 2012, and $4.6 million in 2011, and are recognized as incurred.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2013, the Company had the following stock-based employee compensation plans:

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

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable. Options granted under the Plan to employees generally vest over a four year term from the vesting commencement date and become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th on the last day of each calendar month until all of the shares have become exercisable. During 2013, 2012 and 2011 the officers of the Company were granted options that vest over a three year term at the rate of 1/3rd on the one year anniversary of the vesting commencement date and 1/36th thereafter. The contractual term of the options granted in 2013, 2012 and 2011 was seven years.

In accordance with the 2004 Equity Incentive Plan, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. Commencing with 2012, the Company’s non-employee directors get $60,000 of RSUs annually that cliff-vest on the one year anniversary of the grant date. In the years ended December 31, 2013, 2012and 2011, the Company issued 40,674, 52,938  and 37,925 shares of stock, respectively.

In addition, in the years ended December 31, 2013 and 2012, the Company’s Board of Directors granted 148,004 and 95,250, respectively, of RSUs to certain members of the Company’s management. These RSUs vest at the rate of one-third on June 1of the year of grant, and one-third in each of the subsequent two years. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense using the straight-line method over the vesting period.

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

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2014, 2013, 2012 and 2011. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. Under the 2004 ESPP the Company issued 51,338 shares in 2013 and 46,982 shares in 2012. At December 31, 2013, 958,616 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2010	1,005,447	3,296,419	$10.93	4.4	1.1
Options granted	(1,206,500)	1,206,500	$8.61
Options exercised	—	(207,624)	$5.92
Options cancelled (expired or forfeited)	746,273	(746,273)	$13.40
Stock awards granted	(77,225)	—	—
Restricted stock units cancelled (expired or forfeited)	6,542	—	—
Balances as of December 31, 2011	474,537	3,549,022	$9.92	4.6	$0.4
Additional shares reserved (2)	1,910,000	—	—
Options granted	(921,500)	921,500	$7.04
Options exercised	—	(211,551)	$7.00
Options cancelled (expired or forfeited)	470,732	(470,732)	$9.45
Stock awards granted	(314,159)	—	—
Restricted stock units cancelled (expired or forfeited)	24,746	—	—
Balances as of December 31, 2012	1,644,356	3,788,239	$9.44	4.3	$2.6
Options granted	(1,007,166)	1,007,166	$8.97
Options exercised	—	(612,210)	$8.16
Options cancelled (expired or forfeited)	391,033	(391,033)	10.37
Stock awards granted	(399,997)	—	—
Restricted stock units cancelled (expired or forfeited)	81,257	—	—
Balances as of December 31, 2013	709,483	3,792,162	$9.42	4.2	$5.1
Exercisable as of December 31, 2013		2,221,657	$10.14	3.0	$2.3

(1)	Based on the closing stock price of the Company’s stock of $10.18 on December 31, 2013, $9.00 on December 31, 2012, $7.45 on December 30, 2011 and $8.29 on December 31, 2010.
(2)	Approved by stock holders in 2012.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised was $2.1 million in 2013, $397,000 in 2012, and $521,000 in 2011. The options outstanding and exercisable at December 31, 2013 were in the following exercise price ranges:

	Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
$6.54	19,292	2.30	19,292	$6.54
$6.88	628,329	5.54	239,088	6.88
$7.11–$ 8.52	191,548	2.91	145,738	8.29
$8.66	397,231	2.43	397,231	8.66
$8.72	564,751	4.37	376,169	8.72
$8.80	688,000	6.46	—	—
$8.81–$9.74	231,978	5.46	56,522	9.39
$10.24	491,137	3.36	446,826	10.24
$10.43–$14.14	402,708	1.65	363,603	11.57
$14.78–$25.73	177,188	1.61	177,188	19.85
$6.54–$25.73	3,792,162	4.18	2,221,657	$10.14

As of December 31, 2012 there were 2,224,660 options that were exercisable at a weighted average exercise price of $10.50.

RSU and Stock Awards Activity Table

Information with respect to restricted stock units’ activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2010	67,096	$10.24			$556
Granted	77,225	$8.32
Vested (3)	(82,526)	$8.93	$691	(4)
Forfeited	(6,542)	$9.99
Outstanding at December 31, 2011	55,253	$9.55			$412
Granted	148,188	$6.85
Vested (3)	(41,522)	$9.79	$279	(5)
Forfeited	(13,210)	$7.39
Outstanding at December 31, 2012	148,709	$6.99			$1,338
Granted	188,678	$8.94
Vested (3)	(119,505)	$7.68	$1,091	(6)
Forfeited	(38,417)	$8.11
Outstanding at December 31, 2013	179,465	$8.34			$1,827

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(2)	Based on the closing stock price of the Company’s stock of $10.18 on December 31, 2013, $9.00 on December 31, 2012, $7.45 on December 30, 2011 and $8.29 on December 31, 2010.
(3)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)	On the grant date, the fair value for these vested awards was $737,000.
(5)	On the grant date, the fair value for these vested awards was $407,000.
(6)	On the grant date, the fair value for these vested awards was $917,000.

Performance Stock Units

In 2013 and 2012, the Company granted its executive officers 33,751 and 42,250 PSUs that vest on June 1, 2014 and 2013, respectively, subject to the recipient’s continued service through that date. At the vest date, the Company issues fully-paid up common stock based on the percentage achievement of each performance goal. For the June 1, 2013 to 2014 PSUs, there are three performance goals. For the June 1, 2012 to 2013 PSUs, there were also three performance goals, related to Company revenue and profitability targets, based on which the Company issued 35,154 shares of common stock on June 1, 2013.

Stock-Based Compensation

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Stock options	$2,201	$2,421	$3,047
RSUs	631	501	775
PSUs	162	138	—
ESPP	116	100	85
Total stock-based compensation expense	$3,110	$3,160	$3,907

As of December 31, 2013, the unrecognized compensation cost, net of expected forfeitures, was $4.3 million for stock options and stock awards, which will be recognized using the straight-line attribution method over an estimated weighted-average remaining amortization period of 2.56 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $38,000, which will be recognized using the straight- line attribution method over an estimated weighted-average amortization period 0.33 years.

The amount of cash received from the exercise of stock options and employee stock purchases, net of taxes withheld and paid was $5.2 million in 2013, $1.7 million in 2012, and $1.4 million in 2011, and the total direct tax benefit (deficit) realized, including the excess tax benefit (deficit), from stock-based award activity was $6,000 in 2012, and $29,000 in 2011. There was no direct tax benefit (deficit) in 2013. The Company elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Statement of Operations.

Total stock-based compensation expense recorded by department during the year ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of revenue	$638	$658	$659
Sales and marketing	744	657	788
Research and development	397	514	698
General and administrative	1,331	1,331	1,762
Total stock-based compensation expense	$3,110	$3,160	$3,907

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

	Stock Options			Stock Purchase Plan
	2013	2012	2011	2013	2012	2011
Estimated fair value of grants during the year	$3.22	$2.47	$3.10	$2.84	$2.16	$2.06
Expected term (in years)(1)	4.30	4.17	4.15	0.50	0.50	0.50
Risk-free interest rate(2)	1.13%	0.45%	1.41%	0.08%	0.15%	0.08%
Volatility(3)	43%	44%	43%	44%	43%	39%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

(1)	The expected term represents the period during which the Company’s stock-based awards are expected to be outstanding. The estimated term is based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations.
(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option as of the date of grant.
(3)	Estimated volatility is based on historical volatility. The Company also considers implied volatility when there is sufficient volume of freely traded options with comparable terms and exercise prices in the open market.
(4)	The Company has not historically issued any dividends and does not expect to do so in the foreseeable future.

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the stock-based payment expense accordingly.

RSU Withholdings

For RSU’s granted to employees, the number of shares issued on the date the RSUs vest is net of the tax withholding requirements paid on behalf of the employees. The Company withheld 24,249 in 2013, 14,974 in 2012, and 16,629 in 2011, shares of common stock to satisfy its employees’ tax obligations of $222,000 in 2013, $101,000 in 2012, and $146,000 in 2011. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

Share Repurchase Program

On August 5, 2013, the Company’s Board of Directors modified Cutera, Inc.’s stock buyback program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the stock buyback program permits the Company to purchase an aggregate of $20 million of its common stock through a 10b5-1 program based on predetermined pricing and volume as well as open-market purchases that are subject to management discretion and regulatory restrictions

In the year ended December 31, 2013, the Company repurchased 1,060,447 shares of its common stock at an average price of $9.43 per share, for approximately $10.0 million. As of December 31, 2013, there remained an additional $10.0 million of the Company's common stock to be purchased under the modified stock buyback program. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
U.S.	$(4,919)	$(6,767)	$(10,458)
Foreign	118	437	640
Loss before income taxes	$(4,801)	$(6,330)	$(9,818)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$(329)	$(13)	$(52)
State	7	(56)	69
Foreign	159	366	208
	(163)	297	225
Deferred:
Federal	33	(12)	(13)
State	—	—	13
Foreign	76	(67)	18
	109	(79)	18
Tax (benefit) provision	$(54)	$218	$243

The Company’s deferred tax asset consists of the following (in thousands):

	Years Ended December 31,
	2013	2012(1)
Net operating loss	11,014	9,828
Stock based compensation	3,806	5,561
Other accruals and reserves	3,686	3,259
Credits	3,121	2,261
Capital loss	-	796
Foreign	360	436
Accrued warranty	441	466
Depreciation and amortization	224	180
Other	470	(450)
Deferred tax assets before valuation allowance	23,122	22,337
Valuation allowance	(22,762)	(21,907)
Net deferred tax assets after valuation allowance	360	430
Deferred tax liability on indefinite-lived tangible assets	(39)	—
Net deferred tax assets	321	430

(1) The Company revised its 2012 deferred tax asset balances relating to its net operating loss, stock-based compensation, other assets and valuation allowance. These changes had no impact to the balance sheet, statement of operations, earnings per share, statement of cash flows, or statement of equity for any period presented.

The Company’s deferred tax asset balance is reported in the following captions in the Consolidated Balance Sheets (in thousands):

	December 31,
	2013	2012
Deferred tax asset (current portion)	$31	$40
Deferred tax asset, net of current portion	329	553
Accrued liabilities (current deferred tax liability)	—	(163)
Accrued liabilities (non-current deferred tax liability)	(39)	—
Net deferred tax asset after valuation allowance	$321	$430

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2013	2012*	2011*
U.S. federal statutory income tax rate	35.00%	35.00%	35.00%
State tax rate, net of federal benefit	1.57	3.28	2.56
Benefit for research and development credit	19.91	3.40	6.02
Foreign rate differential	(4.53)	(1.49)	—
Changes in unrecognized tax benefits	2.60	1.06	(0.02)
Foreign income inclusion	—	(0.05)	(2.15)
Income tax refund	0.19	1.07	2.34
Stock-based compensation	(34.33)	(21.31)	(15.82)
Meals and entertainment	(2.10)	(1.68)	(0.88)
Tax effect of other comprehensive income	—	0.28	(2.01)
Valuation allowance	(17.82)	(21.15)	(28.51)
Other	0.63	(1.86)	0.99
Effective tax rate	1.12%	(3.45)%	(2.48)%

(*) The Company revised the effective tax rate reconciliation above for the years ended December 31, 2011 and 2012 for changes to its deferred tax assets for stock-based compensation and resulting valuation allowances. In addition the Company made reclassification changes to its 2011 and 2012 tax rate reconciliations to conform to current period presentation. These changes had no impact to the Company’s balance sheets, statement of operations, earnings per share, statement of cash flows, or statement of equity for any period presented.

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets due to its history of operating losses. There was a net increase in the valuation allowance of $0.9 million, $1.4 million, and $2.8 million in the years ended December 31, 2013, 2012 and 2011, respectively

As of December 31, 2013, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $30.0 million and $10.0 million, respectively. The federal net operating loss carry-forwards expire through the year 2033 and the state net operating loss carry-forwards expire at various dates through the year 2032. The Company maintained a valuation allowance against these net operating loss carry-forwards as of December 31, 2013.

As of December 31, 2013, the Company had research and development tax credits for federal and state income tax purposes of approximately $3.6 million and $4.5 million, respectively. The federal research and development tax credits expire through the year 2033. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company maintained a valuation allowance against these tax credits as of December 31, 2013.

Included in the net operating loss and research and development tax credit carryforwards are approximately $3.9 million of excess tax benefits from employee stock option exercises, for which the Company has not recorded a deferred tax asset. When such excess tax benefits are ultimately realized, the Company will record the deferred tax asset and the credit to additional paid in capital.

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

Undistributed earnings of the Company’s foreign subsidiaries of approximately $2.6 million at December 31, 2013, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability would be reduced by any foreign income taxes previously paid on these earnings.

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

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations.  The 2004 through 2013 tax years generally remain subject to examination by U.S., federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards.  For significant foreign jurisdictions, the 2008 through 2013 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2011 to December 31, 2013 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Balance at beginning of year	$536	$583	$555
Increases related to prior year tax positions	36	—	—
Increases related to current year tax positions	116	29	44
Decreases related to lapsing of statute of limitations	(153)	(76)	(16)
Balance at end of year	$535	$536	$583

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate were approximately $33,000 and $325,000 as of December 31, 2013 and 2012, respectively. The Company had accrued approximately $37,000 and $86,000 for payment of interest as of December 31, 2013 and 2012, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not materially change within the next 12 months.

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

	Year Ended December 31,
	2013	2012	2011
Options to purchase common stock	3,830	3,746	3,667
Restricted stock units	173	97	61
Employee stock purchase plan shares	72	78	70
Performance stock units	34	8	—
Total	4,109	3,929	3,798

NOTE 9—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. The Company made no discretionary contributions in 2011 under the 401(k) Plan, however in 2012 and 2013, the Company made discretionary contributions of $146,000 and $184,000 respectively.

For the Company’s Japanese subsidiary, it has established an employee retirement plan at its discretion. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2013, and the related expense for each of the three years then ended was not significant.

NOTE 10—SEGMENT INFORMATION AND REVENUE BY GEOGRAPY AND PRODUCTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under the FASB’s ASC 280 guidance, is a combination of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer. To date, the Company has viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – the sale of aesthetic medical equipment and services, and distribution of cosmeceutical and dermal filler products, to qualified medical practitioners. In addition, substantially all of the Company’s long-lived assets are located in the U.S.

The following table summarizes revenue by geographic region, which is based on the shipping location of where the product is delivered, and product category (in thousands):

	Year Ended December 31,
	2013	2012	2011
Revenue mix by geography:
United States	$31,487	$31,949	$23,313
Japan	14,205	17,826	15,019
Asia, excluding Japan	11,263	8,902	4,984
Europe	7,358	4,958	3,571
Rest of the world	10,281	13,642	13,403
Consolidated total	$74,594	$77,277	$60,290
Revenue mix by product category:
Products and upgrades	$48,374	$49,605	$37,208
Titan and truSculpt hand piece refills	4,267	4,807	4,686
Dermal filler and cosmeceuticals	4,264	5,645	4,985
Total product revenue	56,905	60,057	46,879
Service	17,689	17,220	13,411
Consolidated total	$74,594	$77,277	$60,290

NOTE 11—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2013, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2014	$1,793
2015	1,516
2016	1,341
2017	1,346
Future minimum rental payments	$5,996

Gross rent expense was $1.6 million in 2013, $1.6 million in 2012 and $1.9 million in 2011.

Vehicle Leases

As of December 31, 2013, the Company was committed to minimum lease payments for leased vehicles under long-term non-cancelable capital leases as follows (in thousands):

Year Ending December 31,	Amount
2014	$155
2015	155
2016	183
Future minimum lease payments	$493

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2013 or 2012.

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

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of December, 2013, the Company had accrued $72,000 related to pending product liability and contractual lawsuits.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)
(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	March 31, 2012
Net revenue	$22,239	$16,828	$19,560	$15, 967	$22,533	$19,426	$19,591	$15,727
Cost of revenue	9,202	7,651	8,442	7,417	9,790	8,828	9,274	7,845
Gross profit	13,037	9,177	11,118	8,550	12,743	10,598	10,317	7,882
Operating expenses:
Sales and marketing	7,804	6,554	7,170	6,456	7,101	7,014	7,112	7,437
Research and development	2,438	2,440	2,217	2,121	2,122	2,217	1,872	2,216
General and administrative	3,135	2,160	2,354	2,289	2,452	2,475	2,854	3,495
Total operating expenses	13,377	11,154	11,741	10,866	11,675	11,706	11,838	13,148
Income (loss) from operations	(340)	(1,977)	(623)	(2,316)	1,068	(1,108)	(1,521)	(5,266)
Interest and other income, net	105	140	75	135	105	152	144	96
Income (loss) before income taxes	(235)	(1,837)	(548)	(2,181)	1,173	(956)	(1,377)	(5,170)
Income tax provision (benefit)	43	(169)	90	(18)	96	(64)	89	97
Net income (loss)	$(278)	$(1,668)	$(638)	$(2,163)	$1,077	$(892)	$(1,466)	$(5,267)
Net income (loss) per share—basic	$(0.02)	$(0.11)	$(0.04)	$(0.15)	$0.08	$(0.06)	$(0.10)	$(0.38)
Net income (loss) per share—diluted	$(0.02)	$(0.11)	$(0.04)	$(0.15)	$0.08	$(0.06)	$(0.10)	$(0.38)
Weighted average number of shares used in per share calculations:
Basic	14,016	14,541	14,723	14,408	14,173	14,127	14,095	13,960
Diluted	14,016	14,541	14,723	14,408	14,272	14,127	14,095	13,960

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Years Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2013	$21,907	$3,437	$2,582	$22,762
Year ended December 31, 2012(1)	$20,551	$1,773	$417	$21,907
Year ended December 31, 2011(1)	$17,752	$3,869	$1,070	$20,551

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2013	$—	$19	$—	$19
Year ended December 31, 2012	$8	$66	$74	$—
Year ended December 31, 2011	$20	$39	$51	$8

(1)	The Company revised the deferred tax assets valuation allowance balances for calendar 2011 and 2012 as a result of revisions to its deferred tax assets relating to stock-based compensation and the resulting valuation allowance for them. These changes had no impact to the Company’s balance sheets, statement of operations, earnings per share, statement of cash flows, or statement of equity for any period presented.
a.	For 2011, reduced the balance at the beginning of the year by $116,000 and increased the deductions for the year by $607,000, which resulted in a net change in the ending balance for the year by $723,000;
b.	For 2012, reduced the beginning balance by $723,000, and increased the deductions for the year by $276,000, which resulted in a net change in the ending balance for the year by $999,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Annual Report are certifications of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (1992)issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cutera, Inc.:

We have audited Cutera, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Cutera, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Cutera, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cutera, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013, of Cutera, Inc. and our report dated March 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Redwood City, California
March 17, 2014

ITEM 9B.	OTHER INFORMATION

The Company has established that the 2014 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 18, 2014 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 22, 2014.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2014 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 17th day of March, 2014.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS		March 17, 2014
Kevin P. Connors, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RONALD J. SANTILLI		March 17, 2014
Ronald J. Santilli, Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ DAVID B. APFELBERG		March 17, 2014
David B. Apfelberg, Director

/s/ GREGORY A. BARRETT		March 17, 2014
Gregory A. Barrett, Director

/s/ DAVID A. GOLLNICK		March 17, 2014
David A. Gollnick, Director

/s/ MARK LORTZ		March 17, 2014
Mark Lortz, Director

/s/ TIM O’SHEA		March 17, 2014
Tim O’Shea, Director

/s/ JERRY P. WIDMAN		March 17, 2014
Jerry P. Widman, Director