Form 10-Q
period 2014-03-31
CUTERA INC
filed 2014-05-08
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2014 was 14,193,752.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,743	$16,242
Marketable investments	73,079	66,831
Accounts receivable, net	6,588	9,679
Inventories	9,640	9,006
Deferred tax asset	31	31
Other current assets and prepaid expenses	2,404	1,507
Total current assets	102,485	103,296

Property and equipment, net	1,358	1,362
Deferred tax asset, net of current portion	337	329
Intangibles, net	1,825	2,019
Goodwill	1,339	1,339
Other long-term assets	21	324
Total assets	$107,365	$108,669

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,483	$1,820
Accrued liabilities	7,805	9,328
Deferred revenue	8,058	7,494
Total current liabilities	18,346	18,642

Deferred revenue, net of current portion	4,324	4,340
Income tax liability	118	108
Other long-term liabilities	1,200	1,314
Total liabilities	23,988	24,404

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,179,834 and 13,931,833 shares at March 31, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	101,541	98,820
Accumulated deficit	(18,230)	(14,620)
Accumulated other comprehensive income	52	51
Total stockholders’ equity	83,377	84,265
Total liabilities and stockholders’ equity	$107,365	$108,669

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net revenue:
Products	$11,752	$11,523
Service	4,437	4,444
Total net revenue	16,189	15,967
Cost of revenue:
Products	5,077	5,422
Service	2,226	1,995
Total cost of revenue	7,303	7,417
Gross profit	8,886	8,550

Operating expenses:
Sales and marketing	7,331	6,456
Research and development	2,644	2,121
General and administrative	2,564	2,289
Total operating expenses	12,539	10,866
Loss from operations	(3,653)	(2,316)
Interest and other income, net	80	135
Loss before income taxes	(3,573)	(2,181)
Provision (benefit) for income taxes	37	(18)
Net loss	$(3,610)	$(2,163)

Net loss per share:
Basic and Diluted	$(0.26)	$(0.15)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,021	14,408

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Net loss	$(3,610)	$(2,163)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain on available-for-sale investments	2	4
Less: Reclassification adjustment for gains on investments recognized during the year	—	—
Net change in unrealized gain on available-for-sale investments	2	4
Tax provision (benefit)	1	2
Other comprehensive income, net of tax	1	2
Comprehensive loss	$(3,609)	$(2,161)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,610)	$(2,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	625	820
Depreciation and amortization	331	320
Other	97	34
Changes in assets and liabilities:
Accounts receivable	3,091	2,027
Inventories	(634)	23
Other current assets and prepaid expenses	(792)	60
Other long-term assets	303	35
Accounts payable	663	54
Accrued liabilities	(1,534)	(2,504)
Other long-term liabilities	(70)	(56)
Deferred revenue	548	584
Income tax liability	10	(92)
Net cash used in operating activities	(972)	(858)

Cash flows from investing activities:
Acquisition of property, equipment and software	(239)	(174)
Proceeds from sales of marketable investments	3,200	500
Proceeds from maturities of marketable investments	7,240	11,050
Purchase of marketable investments	(16,791)	(20,473)
Net cash used in investing activities	(6,590)	(9,097)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,096	3,717
Payments on capital lease obligations	(33)	(36)
Net cash provided by financing activities	2,063	3,681

Net decrease in cash and cash equivalents	(5,499)	(6,274)
Cash and cash equivalents at beginning of period	16,242	23,546
Cash and cash equivalents at end of period	$10,743	$17,272

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets the CoolGlide, Xeo, Solera, GenesisPlus, Excel V, VariLite and truSculpt product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, hand pieces, hand piece refills, other upgrades, and the distribution of third party manufactured dermal fillers and cosmeceuticals are classified as Product revenue. In April 2014, the Company terminated its agreement with Merz Pharma GmbH’s (“Merz”) for the distribution of its Radiesse® dermal filler product. In addition to Product revenue, the Company generates Service revenue from the sale of post-warranty service contracts, providing services for products that are out of warranty.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Belgium, Canada, France, Japan and Switzerland, that market, sell and service its products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The interim financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”), on March 18, 2014.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair value of options to purchase the Company’s stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Note 2. Cash, Cash Equivalents and Marketable Investments

The Company invests its cash primarily in money market funds, commercial paper, corporate notes and bonds and U.S. government debt securities. The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments with maturities of greater than three months at the time of purchase are accounted for as “available-for-sale”, are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity, held for use in current operations and classified in current assets as “marketable investments”.

The following tables summarize unrealized gains and losses related to the Company’s marketable investments, designated as available-for-sale (in thousands):

March 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$2,757	$—	$—	$2,757
Money market funds	5,736	—	—	5,736
Commercial paper	2,250	—	—	2,250
Total cash and cash equivalents	10,743	—	—	10,743

Marketable investments:
U.S. government notes	17,107	14	(9)	17,112
U.S. government agencies	21,088	39	(1)	21,126
Municipal securities	2,042	4	—	2,046
Commercial paper	14,885	5	—	14,890
Corporate debt securities	17,854	57	(6)	17,905
Total marketable investments	72,976	119	(16)	73,079

Total cash, cash equivalents and marketable investments	$83,719	$119	$(16)	$83,822

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$3,816	$—	$—	$3,816
Money market funds	9,926	—	—	9,926
Commercial paper	2,500	—	—	2,500
Total cash and cash equivalents	16,242	—	—	16,242

Marketable investments:
U.S. government notes	10,516	11	(5)	10,522
U.S. government agencies	25,823	38	(3)	25,858
Municipal securities	2,043	1	(5)	2,039
Commercial paper	10,239	3	—	10,242
Corporate debt securities	18,109	61	—	18,170
Total marketable investments	66,730	114	(13)	66,831

Total cash, cash equivalents and marketable investments	$82,972	$114	$(13)	$83,073

As of March 31, 2014 and December 31, 2013, the total gross unrealized losses were $16,000 and $13,000, respectively, and were related to interest rate changes on short-term marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in unrealized loss positions for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2014 (in thousands):

Amount
Due in less than one year	$35,678
Due in 1 to 3 years	37,401
$73,079

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

As of March 31, 2014, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$5,736	$—	$—	$5,736
Commercial paper	—	2,250	—	2,250
Marketable investments:
Available-for-sale securities	—	73,079	—	73,079
Total assets at fair value	$5,736	$75,329	$—	$81,065

As of December 31, 2013, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,926	$—	$—	$9,926
Commercial paper	—	2,500	—	2,500
Marketable investments:
Available-for-sale securities	—	66,831	—	66,831
Total assets at fair value	$9,926	$69,331	$—	$79,257

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2014 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of March 31, 2014 and December 31, 2013, inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$5,559	$5,989
Finished goods	4,081	3,017
Total	$9,640	$9,006

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

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
Beginning Balance	$1,202	$1,212
Add: Accruals for warranties issued during the period	456	901
Less: Settlements made during the period	(587)	(1,054)
Ending Balance	$1,071	$1,059

Note 6. Deferred Service Contract Revenue

The Company generates Service revenue from the sale of extended service contracts and from time and material services provided to customers who are not under a warranty or extended service contract. Service contract revenue is recognized on a straight-line basis over the period of the applicable contract. Service revenue, from customers whose systems are not under a service contract, is recognized as the services are provided.

The following table provides changes in the deferred service contract revenue balance for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	March 31,
	2014	2013
Beginning Balance	$11,637	$8,539
Add: Payments received	3,711	3,602
Less: Revenue recognized	(3,056)	(2,990)
Ending Balance	$12,292	$9,151

Costs for extended service contracts were $1.7 million for both of the three months ended March 31, 2014 and 2013.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Cost of revenue	$132	$159
Sales and marketing	71	199
Research and development	124	101
General and administrative	298	361
Total stock-based compensation expense	$625	$820

Under the 2004 Equity Incentive Plan, the Company issued 248,001 shares of common stock during the three months ended March 31, 2014, in conjunction with stock options exercised.

During the three months ended March 31, 2014, the following number of equity awards of the Company’s common stock was granted (in thousands):

Shares
Stock options	132
Restricted stock units	5
Total	137

As of March 31, 2014, there was $3.5 million of unrecognized compensation expense, net of projected forfeitures related to non-vested stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.5 years.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented – because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2014	2013
Options to purchase common stock	3,693	3,738
Restricted stock units	170	149
Performance stock units	34	42
Employee stock purchase plan shares	21	32
Total	3,918	3,961

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended March 31, 2014 and 2013, the Company’s tax expense was $37,000 and tax benefit was $18,000 respectively, and was primarily related to income taxes of the Company’s non-U.S. operations. In addition, included in the tax provision for the three months ended March 31, 2013, was a benefit resulting from the release of uncertain tax position liabilities due to statutes lapsing.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2014 and December 31, 2013, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of March 31, 2014, the Company had accrued approximately $0.1 million related to pending product liability and contractual lawsuits.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 as contained in our annual report on Form 10-K filed with the SEC on March 18, 2014. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 19 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including vascular and benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgradeable to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured dermal fillers and cosmeceuticals. In April 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Japan and Switzerland. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 60 countries.

Products

Our Product revenue is derived from the sale of Products and upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceuticals. Product revenue includes the sales of systems. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces.

Our broad portfolio of Product brands include:

•	Excel VTM
•	Xeo®
•	GenesisPlusTM
•	truSculptTM
•	CoolGlide®
•	Solera®
•	myQTM
•	VariLiteTM

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows, resulting in Upgrade revenue.  Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) cosmeceutical products and through April 2014, we also distributed Merz’s Radiesse® dermal filler product.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

•	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
•	Ongoing investment in our global sales and marketing infrastructure.
•	Use of clinical results to support new aesthetic products and applications.
•	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
•	Customer demand for our products.
•	Consumer demand for the application of our products.
•	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
•	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Upgrade, Titan hand piece refills, and cosmeceutical products.

In April 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product. The dermal filler business has not historically been a significant component of our revenue and we do not anticipate that his termination will have an adverse effect on our revenue.

For a detailed discussion of the significant business trends impacting our business, please see the section titled “Results of Operations” below.

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

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended March 31,
	2014	2013

Net revenue	100%	100%
Cost of revenue	45%	46%
Gross margin	55%	54%

Operating expenses:
Sales and marketing	45%	41%
Research and development	16%	13%
General and administrative	16%	14%
Total operating expenses	77%	68%

Loss from operations	(22)%	(14)%
Interest and other income, net	—%	1%
Loss before income taxes	(22)%	(13)%
Provision (benefit) for income taxes	—%	—%
Net loss	(22)%	(13)%

Total Net Revenue
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
Revenue mix by geography:
United States	$6,017	(7)%	$6,488
International	10,172	7%	9,479
Consolidated total revenue	$16,189	1%	$15,967

United States as a percentage of total revenue	37%		41%
International as a percentage of total revenue	63%		59%
Revenue mix by product category:
Products and upgrades	$9,484	3%	$9,197
Titan and truSculpt hand piece refills	1,041	(13)%	1,190
Dermal fillers and cosmeceuticals	1,227	8%	1,136
Total Product Revenue	11,752	2%	11,523
Service	4,437	—%	4,444
Consolidated total revenue	$16,189	1%	$15,967

Discussion of Revenue by Geography:

Our U.S. revenue decreased by $471,000, or 7%, in the three months ended March 31, 2014, compared to the same period in 2013. This decrease was due primarily to reduced productivity of our U.S. sales force, caused in part by the restructuring of our North American sales force, direct sales employee and sales management turnover, and the hiring of a record number of new field sales professionals in the first quarter of 2014. We believe that, as is normal with any sales reorganization and expansion, the productivity improvements of new hires take time to have their full effect, which contributed to the decline in u.s. revenue in the first quarter of 2014, compared to the same period in 2013.

Our international revenue increased by $693,000, or 7%, in the three-month period ended March 31, 2014, compared to the same period in 2013. This increase was due primarily to increases in revenue from Japan and our global distribution network, offset by a decline in revenue from France.

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

Product and upgrade revenue increased by $287,000, or 3%, in the three months ended March 31, 2014, compared to the same period in 2013. This increase was attributable primarily to:

•	The continued improvement in revenue from our Excel V product; which was offset partly by;
•	Reduction in revenue from some of our legacy products caused in part by competitive pricing.

Titan and truSculpt Hand Piece Refill Revenue

Our Titan and truSculpt hand piece refill revenue decreased by $149,000, or 13%, in the three months ended March 31, 2014, compared to the same period in 2013. This decrease was due primarily to declines in Titan hand piece refill revenue, caused partially by reduced utilization and partly due to the decline in the Japanese Yen versus the U.S. Dollar. In addition, there was a decrease in revenue from truSculpt refills due to a repositioning of the product to include hand piece refills to be covered as part of our system warranty and service contracts, enabling our customers unlimited hand piece refills commencing with the third quarter of 2013.

Dermal Filler and Cosmeceuticals Revenue

Our dermal filler and cosmeceuticals revenue increased by $91,000, or 8%, in the three months ended March 31, 2014, compared to the same period in 2013. This increase was due primarily to a temporary increase in consumer demand due to changes in the Japanese consumption tax rate effective April 1, 2014, partially offset by the continued weakening of the Japanese yen versus the U.S. Dollar.

In April 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product. As a consequence, we expect future revenue from this product category to decline.

Service Revenue

Our worldwide Service revenue was flat in the three months ended March 31, 2014, compared to the same period in 2013.

Gross Profit
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
Gross profit	$8,886	4%	$8,550
Gross margin (Gross profit as a percentage of total net revenue)	55%		54%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, warranty expense, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 55% in the three months ended March 31, 2014, compared to 54% for the same period in 2013. This improvement was due primarily to:

•	the implementation of product cost reduction initiatives;
•	improved gross margin from our Service business, due primarily to reduced material expenses resulting from improved reliability of our products; and
•	reduced amortization of intangibles related to the acquisition of Iridex’s aesthetic business.

Sales and Marketing
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
Sales and marketing	$7,331	14%	$6,456
As a percentage of total net revenue	45%		41%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $875,000, and represented 45% of total net revenue, in the three months ended March 31, 2014, compared to 41% in the same period in 2013. The $875,000 increase was due primarily to:

•	$678,000 of increased personnel related expense, resulting from the realignment of our sales organization and increased hiring activity in the first three months of 2014; and
•	$150,000 of increased consulting expenses related primarily to new product introductions.

Research and Development (R&D)
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
Research and development	$2,644	25%	$2,121
As a percentage of total net revenue	16%		13%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $523,000, and represented 16% of total net revenue, in the three months ended March 31, 2013, compared to 13% for the same period in 2013. The increase was due primarily to:

•	$442,000 of increased material spending, which is project timing dependent, related to new product development;
•	$163,000 of increased personnel related expenses due to increased headcount; partially offset by
•	$62,000 of decreased tools and equipment expenses.

General and Administrative (G&A)
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
General and administrative	$2,564	12%	$2,289
As a percentage of total net revenue	16%		14%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax and other general and administrative expenses. G&A expenses increased $275,000, and represented 16% of total net revenue, in the three months ended March 31, 2014, compared to 14% for the same period in 2013. This increase was due primarily to:

•	$200,000 of non-recurring outside consulting expense;
•	$145,000 of increased accounting fees; partially offset by
•	$38,000 of decreased variable personnel related expenses.

Interest and Other Income, Net

Interest and other income, net consist of the following:
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
Interest income	$94	(14%)	$109
Other income (expense), net	(14)	(154%)	26
Total interest and other income, net	$80	(41%)	$135

Interest and other income, net, decreased $55,000 for the three months ended March 31, 2014, compared to the same period in 2013. This decrease in interest income was primarily attributable to a reduction in the invested cash balance.

Provision (Benefit) for Income Taxes
	Three Months Ended March 31,
(Dollars in thousands)	2014	% Change	2013
Loss before income taxes	$(3,573)	64%	$(2,181)
Provision (benefit) for income taxes	37	NA	(18)

For the three months ended March 31, 2014 and 2013, we recorded an income tax expense of $37,000 and tax benefit of $18,000 respectively, which was primarily related to income taxes of our non-U.S. operations. In addition, included in the tax provision for the three months ended March 31, 2013, was a benefit resulting from the release of uncertain tax position liabilities due to statutes lapsing.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2014	December 31, 2013	Change
Cash and cash equivalents	$10,743	$16,242	$(5,499)
Marketable investments	73,079	66,831	6,248
Total	$83,822	$83,073	$749

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013
Net cash flow provided by (used in):
Operating activities	$(972)	$(858)
Investing activities	(6,590)	(9,097)
Financing activities	2,063	3,681
Net decrease in cash and cash equivalents	$(5,499)	$(6,274)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2014 was $1.0 million, which was due primarily to:

•	$2.6 million used due to the net loss of $3.6 million, after adjusting for non-cash related items of $1.1 million consisting primarily of stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.3 million;
•	$1.5 million used to pay down the high year-end accrued liabilities balance; offset by
•	$3.1 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2013.

Net cash used in operating activities in the three months ended March 31, 2013 was $0.9 million, which was due primarily to:

•	$1.0 million used due to the net loss of $2.2 million, after adjusting for non-cash related items of $1.2 million consisting primarily of stock-based compensation expense of $0.8 million and depreciation and amortization expenses of $0.3 million;
•	$2.5 million used to pay down the high year-end accrued liabilities balance; partially offset by
•	$2.0 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2012;
•	$0.6 million generated by an increase in deferred service revenue primarily from the sale of service contracts to an increasing installed base of customers.

Cash Flows from Investing Activities

We used net cash of $6.6 million in our investing activities in the three months ended March 31, 2014, which was attributable primarily to:

•	$16.8 million of cash used to purchase marketable investments; partially offset by
•	$10.4 million in net proceeds from the sales and maturities of marketable investments.

We used net cash of $9.1 million from investing activities in the three months ended March 31, 2013, which was attributable primarily to:

•	$20.5 million of cash used to purchase marketable investments; partially offset by
•	$11.6 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.1 million and $3.7 million in the three months ended March 31, 2014 and 2013, respectively—which was primarily due to proceeds from the issuance of common stock due to employees exercising their stock options.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments of $83.8 million as of March 31, 2014. For the first three months of 2014, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $83.8 million, are sufficient to meet our operating and capital requirements for the next several years, as well as repurchase up to the remaining $10.0 million of our stock pursuant to the $20.0 million share buy-back program approved by our Board.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 18, 2014, except for those noted in Legal Proceedings in Part II, Item 1 below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to our market risks from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 18, 2014, except for the following:

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

In the three months ended March 31, 2014, versus the same period in 2013, the average exchange rate of the Japanese Yen versus the U.S. Dollar declined by approximately 12%. While the effect of this foreign exchange rate decline was not significant to our net operating results, it negatively impacted our Japanese Yen denominated revenue, which was offset by a favorable impact on our cost of goods sold and operating expenses.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of March 31, 2014, we had accrued approximately $0.1 million related to pending product liability and contractual lawsuits.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three months ended March 31, 2014, our U.S. revenue decreased by approximately 7% compared to the same period in 2013. Unless our U.S. revenue improves, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 37% and 41% of our total revenue in the three months ended March 31, 2014 and 2013, respectively. U.S revenue declined by 7% in the three months ended March 31, 2014, compared to the same period in 2013. Our U.S. revenue has declined due to several factors, including:

•	We experienced significant sales force turnover, which was a distraction and negatively impacted our revenue and employee productivity in the first three months of 2014.
•	We restructured and expanded our North American sales force in the first quarter of 2014. Due to the hiring of a record number of new sales professionals in North America, and given it takes them time to be trained on the Company’s products, their full productivity was not achieved in the first quarter of 2014.
•	Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. However, even though we have experienced increased revenue from Excel V, this revenue increase has not offset declines in some of our legacy product and upgrade business, as well as some product average selling price (ASP) declines during the quarter.

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

Given our U.S. revenue represents a significant source of revenue, if it does not improve we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

In over five years we have only had two profitable quarters and we are unable to predict whether we will return to sustained quarterly profits in the future.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While sales of our Excel V platform increased in 2013 and in the first quarter of 2014, compared with the respective prior year periods, sales of our truSculpt product introduced in 2012 have not gained a share of that market segment to the degree we had expected. We are making several product improvements to the truSculpt product, adding new applicators to this platform and plan to seek additional regulatory approvals for new indications to address the slower than expected penetration in the body contouring market. If our total revenue does not grow in 2014, compared to 2013, we may not be able to become profitable in future quarters.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was the consolidation of our specialty podiatry sales force into the mainstream aesthetic sales group in the third quarter of 2013. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, several from our competitors. Several of our sales employees and sales management has either been recently hired or recently transferred into different roles, and it takes time for them to be fully trained and improve their productivity. These factors have heavily impacted the revenue we derived from our products and upgrades in the first quarter of fiscal 2014.

In 2013, and in the first quarter of 2014, we restructured our North American direct sales force and sales management. Commencing in the first quarter of 2014, we have been expanding our direct sales force in North America. However, at present we have a number of vacant sales territories and are in the process of hiring sales professionals for them. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to locate and employ such qualified individuals. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession years, some of those sales professionals have left our Company for jobs that they perceive to be better opportunities both within and outside. The sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American revenue and productivity.

We train our existing and recently recruited sales professionals to better understand new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals, our revenue and profitability. It takes time for the sales professionals to become productive following their training and there can be no assurance that the recently recruited sales professionals will be adequately trained in a timely manner, or our direct sales productivity will improve, or that we will not experience significant levels of attrition in the future. If we are not able to improve the productivity and retention of our North American and international sales professionals, then our total revenue, profitability and stock price may be adversely impacted.

Measures we implement in an effort to recruit, retain, train and manage our sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in our operations, additional departures from our sales organization, or further reduce our revenue and harm our business.

If our revenue does not improve, or if our cost of revenue and/or operating expenses increase by a greater percentage than our revenue, our gross margins and operating margins may be adversely impacted, our loss from operations will increase, and our cash used in operating activities will increase, which could reduce our assets and have a material adverse effect on our stock price.

Our gross margin (revenue less cost) improved to 55% in the three months ended March 31, 2014, compared to 54% in the same period in 2013. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including, the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In 2012, we launched truSculpt for the body contouring market and acquired VariLite for vascular and pigmented lesions. In 2011, we launched our vascular laser product – Excel V – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceuticals and dermal fillers in the Japanese market. In April 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

International revenue represented 63% of our total revenue in the three months ended March 31, 2014 compared to 59% in the same period in 2013. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue.

We have experienced significant turnover of our European sales team in the past. While we continue to have a direct sales and service organization in France, Belgium and Switzerland, a significant portion of our European revenue is generated through our network of distributors. Though we continue to evaluate and replace non-performing distributors, and have recently brought greater focus on collaborating with our distributor partners, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future

To grow our business, we will need to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept our business or commit the necessary resources to market and sell our products to the level of our expectations. If we are not able to increase or maintain international revenue growth, our total revenue, profitability and stock price may be adversely impacted.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. dollars. Both these factors had a negative impact on our international revenue in the first three months of 2014, compared to the same period in 2013. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

Medical devices may be marketed in the U.S. only for the indications for which they are approved or cleared by the FDA. For example, up until April 2011 our recently introduced GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S.; however, we could only market it internationally for the treatment of toenail fungus as it has a CE Mark approval. In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the clearance of nails that are infected with toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising Titan and Pearl Fractional in the U.S. for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

If customers are not trained and/or our products are used by non-physicians, it could result in product misuse and adverse treatment outcomes, which could harm our reputation, result in product liability litigation, distract management, result in additional costs, all of which could harm our business.

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

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan we distribute a Q-switched laser product manufactured by a third party OEM. We also have an agreement with ZO (which commenced in the fourth quarter of 2013) to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. We previously had an agreement to distribute certain of Obagi’s cosmeceutical products but terminated that effective December 31, 2013. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing these products to physicians in Japan. Finally, we had an agreement with Merz Aesthetics to distribute its Radiesse® dermal filler product in Japan, but terminated this agreement effective April 2013.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of March 31, 2014, our balance in marketable investments was $73 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2014 would have potentially decreased by approximately $818,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2014, we had 31 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

None.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 8th day of May, 2014.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)