Form 10-Q
period 2014-06-30
CUTERA INC
filed 2014-08-04
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2014 was 14,313,189.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$10,902	$16,242
Marketable investments	70,696	66,831
Accounts receivable, net	7,596	9,679
Inventories	10,030	9,006
Deferred tax asset	32	31
Other current assets and prepaid expenses	1,772	1,507
Total current assets	101,028	103,296

Property and equipment, net	1,329	1,362
Deferred tax asset, net of current portion	342	329
Intangibles, net	1,632	2,019
Goodwill	1,339	1,339
Other long-term assets	15	324
Total assets	$105,685	$108,669

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,028	$1,820
Accrued liabilities	7,473	9,328
Deferred revenue	8,561	7,494
Total current liabilities	18,062	18,642

Deferred revenue, net of current portion	4,578	4,340
Income tax liability	144	108
Other long-term liabilities	1,141	1,314
Total liabilities	23,925	24,404

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,311,168 and 13,931,833 shares at June 30, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	102,649	98,820

Accumulated deficit	(20,971)	(14,620)
Accumulated other comprehensive income	68	51
Total stockholders’ equity	81,760	84,265
Total liabilities and stockholders’ equity	$105,685	$108,669

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net revenue:
Products	$13,171	$15,053	$24,923	$26,576
Service	4,553	4,507	8,990	8,951
Total net revenue	17,724	19,560	33,913	35,527
Cost of revenue:
Products	5,917	6,151	10,994	11,573
Service	1,931	2,291	4,157	4,286
Total cost of revenue	7,848	8,442	15,151	15,859
Gross profit	9,876	11,118	18,762	19,668

Operating expenses:
Sales and marketing	7,754	7,170	15,085	13,626
Research and development	2,622	2,217	5,266	4,338
General and administrative	2,335	2,354	4,899	4,643
Total operating expenses	12,711	11,741	25,250	22,607
Loss from operations	(2,835)	(623)	(6,488)	(2,939)
Interest and other income, net	138	75	218	210
Loss before income taxes	(2,697)	(548)	(6,270)	(2,729)
Provision for income taxes	44	90	81	72
Net loss	$(2,741)	$(638)	$(6,351)	$(2,801)

Net loss per share:
Basic and Diluted	$(0.19)	$(0.04)	$(0.45)	$(0.19)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,231	14,723	14,127	14,566

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(2,741)	$(638)	$(6,351)	$(2,801)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	26	(125)	28	(121)
Less: Reclassification adjustment for gains on investments recognized during the year	(1)	—	(1)	—
Net change in unrealized gain (loss) on available-for-sale investments	25	(125)	27	(121)
Tax provision (benefit)	9	(2)	10	—
Other comprehensive income (loss), net of tax	16	(123)	17	(121)
Comprehensive loss	$(2,725)	$(761)	$(6,334)	$(2,922)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,351)	$(2,801)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,318	1,622
Depreciation and amortization	660	646
Other	93	50
Changes in assets and liabilities:
Accounts receivable	2,079	1,299
Inventories	(1,024)	596
Other current assets and prepaid expenses	(99)	242
Other long-term assets	309	49
Accounts payable	208	323
Accrued liabilities	(1,885)	(1,952)
Other long-term liabilities	(141)	(112)
Deferred revenue	1,305	1,117
Income tax liability	36	(87)
Net cash provided by (used in) operating activities	(3,492)	992

Cash flows from investing activities:
Acquisition of property, equipment and software	(283)	(306)
Proceeds from sales of marketable investments	4,681	4,975
Proceeds from maturities of marketable investments	19,165	16,200
Purchase of marketable investments	(27,850)	(37,243)
Net cash used in investing activities	(4,287)	(16,374)

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,511	3,781
Payments on capital lease obligations	(72)	(60)
Net cash provided by financing activities	2,439	3,721

Net decrease in cash and cash equivalents	(5,340)	(11,661)
Cash and cash equivalents at beginning of period	16,242	23,546
Cash and cash equivalents at end of period	$10,902	$11,885

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key product platforms: CoolGlide, Xeo, Solera, GenesisPlus, Excel V, VariLite, truSculpt and Excel HR. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, upgrades, hand pieces, hand piece refills (Titan and truSculpt) and the distribution of third party manufactured dermal fillers and cosmeceuticals are classified as “Product and upgrade” revenue. In the second quarter of 2014, the Company terminated its agreement with Merz Pharma GmbH’s (“Merz”) for the distribution of its Radiesse® dermal filler product. In addition to Product and upgrade revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service revenue.”

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Japan and Switzerland, that market, sell and service its products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and shall take effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method and the early application of it is not permitted. The Company is presently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

Note 2. Cash, Cash Equivalents and Marketable Investments

The Company invests its cash primarily in money market funds, commercial paper, corporate notes and bonds, municipal bonds, and debt securities issued by the U.S. government and its agencies. The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments with maturities of greater than three months at the time of purchase are accounted for as “available-for-sale,” are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity, held for use in current operations and classified in current assets as “marketable investments.”

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash and cash equivalents and marketable investments (in thousands):

June 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$5,154	$—	$—	$5,154
Money market funds	2,749	—	—	2,749
Commercial paper	2,999	—	—	2,999
Total cash and cash equivalents	10,902	—	—	10,902

Marketable investments:
U.S. government notes	17,109	28	—	17,137
U.S. government agencies	21,040	39	—	21,079
Municipal securities	3,830	5	(3)	3,832
Commercial paper	9,834	4	—	9,838
Corporate debt securities	18,755	56	(1)	18,810
Total marketable investments	70,568	132	(4)	70,696

Total cash, cash equivalents and marketable investments	$81,470	$132	$(4)	$81,598

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$3,816	$—	$—	$3,816
Money market funds	9,926	—	—	9,926
Commercial paper	2,500	—	—	2,500
Total cash and cash equivalents	16,242	—	—	16,242

Marketable investments:
U.S. government notes	10,516	11	(5)	10,522
U.S. government agencies	25,823	38	(3)	25,858
Municipal securities	2,043	1	(5)	2,039
Commercial paper	10,239	3	—	10,242
Corporate debt securities	18,109	61	—	18,170
Total marketable investments	66,730	114	(13)	66,831

Total cash, cash equivalents and marketable investments	$82,972	$114	$(13)	$83,073

As of June 30, 2014 and December 31, 2013, the total gross unrealized losses were $4,000 and $13,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in unrealized loss positions for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of June 30, 2014 (in thousands):

Amount
Due in less than one year	$33,828
Due in 1 to 3 years	36,868
$70,696

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

As of June 30, 2014, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,749	$—	$—	$2,749
Commercial paper	—	2,999	—	2,999
Marketable investments:
Available-for-sale securities	—	70,696	—	70,696
Total assets at fair value	$2,749	$73,695	$—	$76,444

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2014 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of June 30, 2014 and December 31, 2013, inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$6,296	$5,989
Finished goods	3,734	3,017
Total	$10,030	$9,006

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

The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning Balance	$1,071	$1,059	$1,202	$1,212
Add: Accruals for warranties issued during the period	591	811	1,047	1,712
Less: Settlements made during the period	(582)	(821)	(1,169)	(1,875)
Ending Balance	$1,080	$1,049	$1,080	$1,049

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

The following table provides changes in the deferred service contract revenue balance for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Beginning Balance	$12,292	$9,151	$11,637	$8,539
Add: Payments received	3,856	3,538	7,567	7,140
Less: Revenue recognized	(3,147)	(2,974)	(6,203)	(5,964)
Ending Balance	$13,001	$9,715	$13,001	$9,715

Costs for extended service contracts were $1.8 million and $3.5 million for both the three and six months ended June 30, 2014 and 2013, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$139	$166	$271	$325
Sales and marketing	148	198	219	397
Research and development	115	89	239	190
General and administrative	291	349	589	710
Total stock-based compensation expense	$693	$802	$1,318	$1,622

Under the 2004 Equity Incentive Plan, as amended, the Company issued 291,089 shares of common stock during the six months ended June 30, 2014, in conjunction with stock options exercised.

During the six months ended June 30, 2014, the following number of equity awards of the Company’s common stock was granted (in thousands):

Shares
Stock options	177
Restricted stock units	49
Total	226

As of June 30, 2014, there was $3.5 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.3 years.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Options to purchase common stock	3,414	3,519	3,553	3,628
Restricted stock units	149	140	161	144
Performance stock units	6	34	6	34
Employee stock purchase plan shares	54	60	54	60
Total	3,623	3,753	3,774	3,866

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three and six months ended June 30, 2014, the Company’s tax provision was $44,000 and $81,000, compared to $90,000 and $72,000 for the three and six months ended June 30, 2013. The Company’s income tax provision for the three and six month ended June 30, 2014 and 2013 primarily related to income taxes for the Company’s non-U.S. operations as the Company’s U.S. operations were in a loss position and it maintains a 100% valuation allowance for its U.S. deferred tax assets.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2014 and December 31, 2013, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the challenges of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of June 30, 2014 and December 31, 2013, the Company was not subject to any material litigation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2013 as contained in our annual report on Form 10-K filed with the SEC on March 18, 2014. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 20 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including vascular and benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgradeable to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured dermal fillers and cosmeceuticals. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Japan, and Switzerland. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 60 countries.

Products

Our revenue is derived from the sale of Products and upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceuticals. Product and upgrade revenue includes the sales of new systems and additional applications that customers purchase as their practice grows. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces.

Our broad portfolio of Product brands include:

●	Excel VTM
●	Excel HRTM
●	Xeo®
●	truSculptTM
●	GenesisPlusTM
●	CoolGlide®
●	Solera®
●	myQTM
●	VariLiteTM

Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) cosmeceutical products and through the second quarter of 2014, we also distributed Merz’s Radiesse® dermal filler product.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products.
●	Customer (physician) demand for our products.
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Products and upgrades, Titan hand piece refills, and Cosmeceutical products.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Net revenue	100%	100%	100%	100%
Cost of revenue	44%	43%	45%	45%
Gross margin	56%	57%	55%	55%

Operating expenses:
Sales and marketing	44%	37%	44%	38%
Research and development	15%	11%	16%	12%
General and administrative	13%	12%	14%	13%
Total operating expenses	72%	60%	74%	63%

Loss from operations	(16)%	(3)%	(19)%	(8)%
Interest and other income, net	1%	—%	1%	1%
Loss before income taxes	(15)%	(3)%	(18)%	(7)%
Provision (benefit) for income taxes	—%	—%	—%	—%
Net loss	(15)%	(3)%	(18)%	(7)%

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Revenue mix by geography:
United States	$8,109	6%	$7,660	$14,126	—	$14,148
International	9,615	(19%)	11,900	19,787	(7%)	21,379
Consolidated total revenue	$17,724	(9%)	$19,560	$33,913	(5%)	$35,527

United States as a percentage of total revenue	46%		39%	42%		40%
International as a percentage of total revenue	54%		61%	58%		60%
Revenue mix by product category:
Products and upgrades	$11,366	(13%)	$13,034	$20,850	(6%)	$22,231
Titan and truSculpt hand piece refills	1,005	(9%)	1,106	2,046	(11%)	2,296
Dermal fillers and cosmeceuticals	800	(12%)	913	2,027	(1%)	2,049
Total Products revenue	13,171	(13%)	15,053	24,923	(6%)	26,576
Service	4,553	1%	4,507	8,990	—	8,951
Consolidated total revenue	$17,724	(9%)	$19,560	$33,913	(5%)	$35,527

Discussion of Revenue by Geography:

Our U.S. revenue increased by $449,000, or 6%, in the three months ended June 30, 2014, compared to the same period in 2013. This increase was due primarily to an increase in sales of our Excel V and our recently launched Excel HR products, which was partially offset by declines in sales of our truSculpt and GenesisPlus products. Our U.S. revenue remained flat in the six months ended June 30, 2014, compared to the same period in 2013.

Our international revenue decreased by $2.3 million, or 19%, and by $1.6 million, or 7%, in the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. These decreases were due primarily to decreases in revenue from our direct business in Japan and Canada and a decline in our revenue from Asia Pacific and European distributor countries, which was partially offset by an increase in our revenue from our direct business in Europe.

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

Product and upgrade revenue decreased by $1.7 million, or 13%, in the three months ended June 30, 2014, compared to the same period in 2013 and by $1.4 million, or 6%, in the six months ended June 30, 2014, compared to the same period in 2013. These decreases were attributable primarily to:

●	Reduction in revenue from our Xeo, Genesis Plus and truSculpt products; which were offset partly by;
●	The continued improvement in revenue from our Excel V product; and
●	Revenue from our newly introduced Excel HR product

Titan and truSculpt Hand Piece Refill Revenue

Our Titan and truSculpt hand piece refill revenue decreased by $101,000, or 9%, in the three months ended June 30, 2014, and by $250,000, or 11%, in the six months ended June 30, 2014, compared to the same periods in 2013. These decreases were due primarily to declines in Titan hand piece refill revenue, caused partially by reduced utilization and partly due to the decline in the Japanese Yen versus the U.S. Dollar. In addition, there was a decrease in revenue from truSculpt refills due to a repositioning of the product to include hand piece refills as part of the warranty of the product.

Dermal Filler and Cosmeceuticals Revenue

Our dermal filler and cosmeceuticals revenue decreased by $113,000, or 12%, in the three months ended June 30, 2014, compared to the same period in 2013. This decrease was due primarily to the advance purchasing of products in the first quarter of 2014 to avoid the impact of the impending increase in the Japanese consumption tax rate effective April 1, 2014 as well as reduced selling prices of our filler product in the second quarter of 2014 as we exited from that business.

Our dermal filler and cosmeceuticals revenue decreased by $22,000, or 1%, in the six months ended June 30, 2014, compared to the same period in 2013. This net decline was due primarily to an increased volume of products sold in the first quarter of 2014 resulting from the advance purchasing of product in the first quarter of 2014 to avoid the impending increase in the Japanese consumption tax rate effective April 1, 2014, offset by reduced selling prices of our filler product in the second quarter of 2014 as we exited from that business.

In the second quarter of 2014, we terminated our agreement with Merz for the distribution of their Radiesse® dermal filler product. As a consequence, we expect future revenue from the Dermal Filler and Cosmeceuticals product category to decline for the remainder of 2014, compared to the same period in 2013.

Service Revenue

Our worldwide Service revenue increased by 1% in the three months ended June 30, 2014, and was flat in the six months ended June 30, 2014, compared to the same periods in 2013.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Gross profit	$9,876	(11)%	$11,118	$18,762	(5)%	$19,668
As a percentage of total net revenue	56%		57%	55%		55%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 56% in the three months ended June 30, 2014, compared to 57% for the same period in 2013. Gross margin was 55% in both of the six months ended June 30, 2014 and 2013. The decline in the three months ended June 30, 2014 was due primarily to:

●	Lower revenue that resulted in reduced leverage;
●	A shift in the product mix towards lower margin products; partially offset by
●	Improved gross margin from our Service business, due primarily to reduced material expenses resulting from improved reliability of our products; and
●	Reduced amortization of intangibles related to the acquisition of Iridex’s aesthetic business.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Sales and marketing	$7,754	8%	$7,170	$15,085	11%	$13,626
As a percentage of total net revenue	44%		37%	44%		38%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $584,000, and represented 44% of total net revenue in the three months ended June 30, 2014, compared to 37% in the same period in 2013. This increase was due primarily to $559,000 net increase in personnel related expenses, which were driven primarily by the costs associated with expansion of our North America and Europe direct sales organization, offset by reduced personnel expenses in Japan and the marketing department.

Sales and marketing expenses increased by $1.5 million, and represented 44% of total net revenue in the six months ended June 30, 2014, compared to 38% in the same period in 2013. The $1.5 million increase was due primarily to:

●

$1.3 million net increase in personnel related expenses, which were driven primarily by the North American sales force realignment and expansion, offset by reduced personnel expenses in Japan and the marketing department; and

●	$229,000 of increased marketing and promotional expenses.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Research and development	$2,622	18%	$2,217	$5,266	21%	$4,338
As a percentage of total net revenue	15%		11%	16%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $405,000, and represented 15% of total net revenue in the three months ended June 30, 2014, compared to 11% for the same period in 2013. This increase was due primarily to:

●	$306,000 of increased material spending, which is project timing dependent, related to new product development; and
●	$125,000 of increased personnel related expenses due to increased headcount.

R&D expenses increased by $928,000, and represented 16% of total net revenue in the six months ended June 30, 2014, compared to 12% for the same period in 2013. The increase was due primarily to:

●	$748,000 of increased material spending, which is project timing dependent and related to new product development;
●	$287,000 of increased personnel related expenses due to increased headcount; partially offset by
●	$123,000 of decreased expensed tools and equipment.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
General and administrative	$2,335	(1%)	$2,354	$4,899	6%	$4,643
As a percentage of total net revenue	13%		12%	14%		13%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax and other general and administrative expenses. G&A expenses were flat and represented 13% of total net revenue in the three months ended June 30, 2014, compared to 12% for the same period in 2013.

G&A expenses increased $256,000, and represented 14% of total net revenue in the six months ended June 30, 2014, compared to 13% for the same period in 2013. This increase was due primarily to $200,000 of non-recurring management consulting fees incurred in the first quarter of 2014.

Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Interest income	$99	(10%)	$110	$193	(12%)	$219
Other income, net	39	(211%)	(35)	25	(378%)	(9)

Total interest and other income, net	$138	84%	$75	$218	4%	$210

Interest and other income, net, increased $63,000 for the three months ended June 30, 2014, and increased by $8,000 for the six months ended June 30, 2014, compared to the same periods in 2013. These increases were primarily attributable to a reduction in net foreign exchange losses, partially offset by a decrease in interest income attributable primarily to a decrease in the invested cash balance.

Provision (Benefit) for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Loss before income taxes	$(2,697)	392%	$(548)	$(6,270)	130%	$(2,729)
Provision for income taxes	44	(51%)	90	81	13%	72

We recorded an income tax provision for the three and six months ended June 30, 2014 of $44,000 and $81,000 respectively, compared to $90,000 and $72,000 for the three and six months ended June 30, 2013 respectively. Our income tax provision for the three and six months ended June 30, 2014 and 2013 was primarily related to income taxes of our non U.S. operations as our U.S. operations were in a loss position and we maintain a 100% valuation allowance for our U.S. deferred tax assets.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	June 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$10,902	$16,242	$(5,340)
Marketable investments	70,696	66,831	3,865
Total	$81,598	$83,073	$(1,475)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Net cash flow provided by (used in):
Operating activities	$(3,492)	$992
Investing activities	(4,287)	(16,374)
Financing activities	2,439	3,721
Net decrease in cash and cash equivalents	$(5,340)	$(11,661)

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2014 was $3.5 million, which was due primarily to:

●

$4.3 million used due to the net loss of $6.4 million, reduced by non-cash related items of $2.1 million consisting primarily of stock-based compensation expense of $1.3 million and depreciation and amortization expenses of $0.7 million;

●	$1.9 million used to pay off the high year-end accrued liabilities balance;
●	$1.0 million used to increase inventory for the anticipated new product launch; offset by
●	$2.1 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2013; and
●	$1.3 million generated by an increase in deferred service revenue primarily from the sale of service contracts to an increasing installed base of customers.

Net cash generated by operating activities in the six months ended June 30, 2013 was $1.0 million, which was due primarily to:

●

$0.5 million used due to the net loss of $2.8 million, reduced by non-cash related items of $2.3 million consisting primarily of stock-based compensation expense of $1.6 million and depreciation and amortization expenses of $0.6 million;

●	$2.0 million used to pay down accrued liabilities as of December 31, 2012; partially offset by
●	$1.3 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2012;
●	$1.1 million generated by an increase in deferred service revenue primarily from the sale of service contracts to an increasing installed base of customers; and
●	$0.6 million generated by a reduction in inventories.

Cash Flows from Investing Activities

We used net cash of $4.3 million in our investing activities in the six months ended June 30, 2014, which was attributable primarily to:

●	$27.9 million of cash used to purchase marketable investments;
●	$0.3 million used to acquire property and equipment; partially offset by
●	$23.8 million in net proceeds from the sales and maturities of marketable investments.

We used net cash of $16.4 million from investing activities in the six months ended June 30, 2013, which was attributable primarily to:

●	$37.2 million of cash used to purchase marketable investments;
●	$0.3 million used to acquire property and equipment; partially offset by
●	$21.2 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2.4 million and $3.7 million in the six months ended June 30, 2014 and 2013, respectively, and primarily consisted of proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (or “ESPP”) program.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments of $81.6 million as of June 30, 2014. For the first six months of 2014, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and shares issued pursuant to our ESPP program. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $81.6 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase up to the remaining $10.0 million of our stock pursuant to the $20.0 million share buy-back program approved by our Board.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on March 18, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see our Annual Report on Form 10K for the year ended December 31, 2013, filed with the SEC on March 18, 2014.

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate bonds and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of June 30, 2014, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $381,000.

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

In the six months ended June 30, 2014, versus the same period in 2013, the average exchange rate of the Japanese Yen versus the U.S. Dollar declined by approximately 7%. While the effect of this foreign exchange rate decline was not significant to our net operating results, it negatively impacted our Japanese Yen denominated revenue, which was offset by a favorable impact on our cost of revenue and operating expenses.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of June 30, 2014, we had no material pending product liability and contractual lawsuits.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three months ended June 30, 2014, our U.S. revenue increased by approximately 6% and remained flat for the six months ended June 30, 2014, compared to the same periods in 2013. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 46% and 39% of our total revenue in the three months ended June 30, 2014 and 2013, respectively, and represented 42% and 40% of our total revenue in the six months ended June 30, 2014 and 2013, respectively. U.S revenue increased by 6% in the three months and remained flat for the six months ended June 30, 2014, compared to the same periods in 2013, due to several factors, including:

●

We restructured and expanded our North American sales force in the first quarter of 2014. Due to the hiring of a record number of new sales professionals in North America in the first quarter of 2014, and given it takes them time to be trained on the Company’s products, their productivity did not get realized in the first half of 2014.

●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. However, even though we experienced revenue growth from our new Excel HR product and Excel V, this revenue was offset by declines in some of our legacy product and upgrade business during the first six months of 2014.

●	In the second half of 2013, we experienced significant sales force turnover, which was a distraction and negatively impacted our revenue and employee productivity in the first half of 2014.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S, or that the new direct sales employees and management hired to replace the departed sales employees will be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted.

Given the U.S. represents a significant source of our revenue, if our U.S. revenue does not improve we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While we generated revenue from sales of our newly released Excel HR product in the second quarter of 2014 and sales of our Excel V platform increased in 2013 and in the first six months of 2014, compared with the respective prior year periods, sales of our truSculpt product introduced in 2012 have not gained a share of that market segment to the degree we had expected. If our total revenue does not grow in 2014, compared to 2013, we may not be able to become profitable in future quarters.

In an effort to improve our revenue, we realigned and expanded our North American sales force in the first quarter of 2014 and also restructured their compensation. In addition, we also increased the marketing and promotional activities in North America. As a result, our total sales and marketing expenses increased by $1.5 million and represented 44% of total net revenue in the six months ended June 30, 2014, compared to 38% in the same period in 2013. If our North American revenue does not improve by more than our expenses, we may not be able to become profitable in future quarters.

Our ability to sustain profitability depends on the extent to which we can increase revenue and control our costs in order to, among other things, counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future profitability or losses. If our revenue does not achieve adequate growth in the future, we may continue to incur a quarterly net loss and may continue to consume cash in our operations in the future.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was the consolidation of our specialty podiatry sales force into the mainstream aesthetic sales group in the third quarter of 2013. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. These factors have heavily impacted the revenue we derived from our products and upgrades in the first six months of fiscal 2014.

In 2013, and in the first quarter of 2014, we restructured our North American direct sales force and sales management. Commencing in the first quarter of 2014, we have expanded our direct sales force in North America. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession years, some of those sales professionals have left our Company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. The sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American productivity in the first half of 2014.

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

Our gross margin (revenue less cost of revenue) was 55% in both of the six months ended June 30, 2014 and 2013. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with repairing defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. We have expanded our global direct sales force, and it may take time before our new sales professionals become productive and for the revenue that they generate to become accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield in increased revenue, we may continue to generate losses and consume cash.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins and skin rejuvenation, including the treating of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In the second quarter of 2014, we launched Excel HR, a premium hair removal platform for all skin types. In 2012, we launched truSculpt for the body contouring market and acquired VariLite for vascular and pigmented lesions. In 2011, we launched our vascular laser product – Excel V – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceuticals and dermal fillers in the Japanese market. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of their Radiesse® dermal filler product. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

If we do not achieve anticipated demand for our products, there could be a material adverse effect on our total revenue, profitability, employee retention and stock price.

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

International revenue represented 58% of our total revenue in the six months ended June 30, 2014, compared to 60% in the same period in 2013. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan and Canada as well as revenue from Asia Pacific distributors declined in the six months ended June 30, 2014, negatively impacting our revenue from international operations.

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

If we fail to comply with any U.S. law or any of the applicable regulatory requirements of the FDA, or federal or state agencies, or one of the international regulatory bodies, it could result in enforcement action by the agencies, which may include any of the following sanctions:

●	Warning letters, fines, injunctions, consent decrees and civil penalties;
●	Repair, replacement, refund, recall or seizure of our products;
●	Operating restrictions or partial suspension or total shutdown of production;
●	Refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;
●	Withdrawing 510(k) clearance or pre-market approvals that have already been granted; and
●	Criminal prosecution.

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

Because we do not require training for users of our products, and sell our products at times to non-physicians, there exists an increased potential for misuse of our products, which could harm our reputation and our business. U.S. federal regulations allow us to sell our products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, our products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the U.S. many jurisdictions do not require specific qualifications or training for purchasers or operators of our products. We do not supervise the procedures performed with our products, nor do we require that direct medical supervision occur. We and our distributors generally offer but do not require product training to the purchasers or operators of our products. In addition, we sometimes sell our systems to companies that rent our systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of our products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm our reputation and our business, and, in the event these result in product liability litigation, distract management and subject us to liability, including legal expenses.

In the past we entered into strategic alliances to distribute third party products internationally. To successfully market and sell these products, we must address many issues that are unique to these businesses and could reduce our available cash reserves and negatively impact our profitability.

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan we distribute a Q-switched laser product manufactured by a third party OEM. We also have an agreement with ZO (which commenced in the fourth quarter of 2013) to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing these products to physicians in Japan. Finally, we had an agreement with Merz Aesthetics to distribute its Radiesse® dermal filler product in Japan, but terminated this agreement in the second quarter of 2014.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of June 30, 2014, our balance in marketable investments was $71 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2014 would have potentially decreased by approximately $381,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of May 2014, approximately 53% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2014, we had 31 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.14	(3)	Cutera, Inc. 2004 Equity Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins		Instance Document

101.sch		XBRL Taxonomy Extension Schema Document

101.def		XBRL Taxonomy Extension Definition Linkbase Document

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document

101.lab		XBRL Taxonomy Extension Label Linkbase Document

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 29, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 4th day of August, 2014.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)