Form 10-Q
period 2014-09-30
CUTERA INC
filed 2014-11-03
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2014 was 14,395,948.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$11,377	$16,242
Marketable investments	69,321	66,831
Accounts receivable, net	8,736	9,679
Inventories	11,106	9,006
Deferred tax asset	29	31
Other current assets and prepaid expenses	1,947	1,507
Total current assets	102,516	103,296

Property and equipment, net	1,301	1,362
Deferred tax asset, net of current portion	316	329
Intangibles, net	1,438	2,019
Goodwill	1,339	1,339
Other long-term assets	13	324
Total assets	$106,923	$108,669

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,718	$1,820
Accrued liabilities	8,975	9,328
Deferred revenue	8,745	7,494
Total current liabilities	20,438	18,642

Deferred revenue, net of current portion	4,596	4,340
Income tax liability	151	108
Other long-term liabilities	1,029	1,314
Total liabilities	26,214	24,404

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,393,801 and 13,931,833 shares at September 30, 2014 and December 31, 2013, respectively	14	14
Additional paid-in capital	104,284	98,820
Accumulated deficit	(23,607)	(14,620)
Accumulated other comprehensive income	18	51
Total stockholders’ equity	80,709	84,265
Total liabilities and stockholders’ equity	$106,923	$108,669

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenue:
Products	$14,409	$12,480	$39,332	$39,056
Service	4,317	4,348	13,307	13,299
Total net revenue	18,726	16,828	52,639	52,355
Cost of revenue:
Products	5,877	5,490	16,871	17,063
Service	2,058	2,161	6,215	6,447
Total cost of revenue	7,935	7,651	23,086	23,510
Gross profit	10,791	9,177	29,553	28,845

Operating expenses:
Sales and marketing	7,805	6,554	22,890	20,180
Research and development	2,628	2,440	7,894	6,778
General and administrative	2,897	2,160	7,796	6,803
Total operating expenses	13,330	11,154	38,580	33,761
Loss from operations	(2,539)	(1,977)	(9,027)	(4,916)
Interest and other income, net	—	140	218	350
Loss before income taxes	(2,539)	(1,837)	(8,809)	(4,566)
Provision (benefit) for income taxes	97	(169)	178	(97)
Net loss	$(2,636)	$(1,668)	$(8,987)	$(4,469)

Net loss per share:
Basic and Diluted	$(0.18)	$(0.11)	$(0.63)	$(0.31)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,334	14,541	14,197	14,558

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(2,636)	$(1,668)	$(8,987)	$(4,469)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(57)	94	(29)	(27)
Less: Reclassification adjustment for gains on investments recognized during the respective periods	(3)	(9)	(4)	(9)
Net change in unrealized gain (loss) on available-for-sale investments	(60)	85	(33)	(36)
Tax benefit	10	—	—	—
Other comprehensive income (loss), net of tax	(50)	85	(33)	(36)
Comprehensive loss	$(2,686)	$(1,583)	$(9,020)	$(4,505)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(8,987)	$(4,469)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	2,298	2,370
Depreciation and amortization	989	973
Other	222	43
Changes in assets and liabilities:
Accounts receivable	845	1,347
Inventories	(2,100)	693
Other current assets and prepaid expenses	(181)	212
Other long-term assets	311	49
Accounts payable	898	(7)
Accrued liabilities	(385)	(1,877)
Other long-term liabilities	(214)	(163)
Deferred revenue	1,507	1,870
Income tax liability	43	(343)
Net cash provided by (used in) operating activities	(4,754)	698

Cash flows from investing activities:
Acquisition of property, equipment and software	(390)	(493)
Proceeds from sales of marketable investments	11,501	12,108
Proceeds from maturities of marketable investments	22,260	26,315
Purchase of marketable investments	(36,539)	(43,901)
Net cash used in investing activities	(3,168)	(5,971)

Cash flows from financing activities:
Repurchase of common stock	—	(7,623)
Proceeds from exercise of stock options and employee stock purchase plan	3,166	4,600
Payments on capital lease obligations	(109)	(90)
Net cash provided by (used in) financing activities	3,057	(3,113)

Net decrease in cash and cash equivalents	(4,865)	(8,386)
Cash and cash equivalents at beginning of period	16,242	23,546
Cash and cash equivalents at end of period	$11,377	$15,160

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera®, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key product platforms: CoolGlide®, Xeo®, Solera®, GenesisPlus™, Excel V™, truSculpt™, Excel HR™ and enLIGHTen™. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, upgrades, hand pieces, hand piece refills (Titan® and truSculpt) and the distribution of third party manufactured dermal fillers and cosmeceuticals are classified as “Product” revenue. In the second quarter of 2014, the Company terminated its agreement with Merz Pharma GmbH (“Merz”) for the distribution of its Radiesse® dermal filler product. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service revenue.”

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Japan, Switzerland and Hong Kong, that market, sell and service its products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The interim financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2013 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2014.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to revenue elements, warranty obligations, sales commissions, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of performance stock units and options to purchase the Company’s stock, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and shall take effective on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method and the early application of the standard is not permitted. The Company is presently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern. This standard update provides guidance around management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosures. The new guidance is effective for all annual and interim periods ending after December 15, 2016. The new guidance will not have an impact on the Company's consolidated financial statements.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash and cash equivalents and marketable investments (in thousands):

September 30, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$4,224	$—	$—	$4,224
Money market funds	4,653	—	—	4,653
Commercial paper	2,500	—	—	2,500
Total cash and cash equivalents	11,377	—	—	11,377

Marketable investments:
U.S. government notes	18,340	19	—	18,359
U.S. government agencies	19,845	31	(9)	19,867
Municipal securities	3,833	3	(3)	3,833
Commercial paper	8,440	4	—	8,444
Corporate debt securities	18,795	32	(9)	18,818
Total marketable investments	69,253	89	(21)	69,321

Total cash, cash equivalents and marketable investments	$80,630	$89	$(21)	$80,698

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$3,816	$—	$—	$3,816
Money market funds	9,926	—	—	9,926
Commercial paper	2,500	—	—	2,500
Total cash and cash equivalents	16,242	—	—	16,242

Marketable investments:
U.S. government notes	10,516	11	(5)	10,522
U.S. government agencies	25,823	38	(3)	25,858
Municipal securities	2,043	1	(5)	2,039
Commercial paper	10,239	3	—	10,242
Corporate debt securities	18,109	61	—	18,170
Total marketable investments	66,730	114	(13)	66,831

Total cash, cash equivalents and marketable investments	$82,972	$114	$(13)	$83,073

As of September 30, 2014 and December 31, 2013, total gross unrealized losses were $21,000 and $13,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of September 30, 2014 (in thousands):

Amount
Due in less than one year	$29,091
Due in 1 to 3 years	40,230
$69,321

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

As of September 30, 2014, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,653	$—	$—	$4,653
Commercial paper	—	2,500	—	2,500
Marketable investments:
Available-for-sale securities	—	69,321	—	69,321
Total assets at fair value	$4,653	$71,821	$—	$76,474

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2014 is less than 36 months and all of these investments are rated by S&P and Moody’s at A- or better.

Note 4. Inventories

As of September 30, 2014 and December 31, 2013, inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$7,458	$5,989
Finished goods	3,648	3,017
Total	$11,106	$9,006

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

The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning Balance	$1,080	$1,049	$1,202	$1,212
Add: Accruals for warranties issued during the period	568	691	1,615	2,403
Less: Settlements made during the period	(671)	(682)	(1,840)	(2,557)
Ending Balance	$977	$1,058	$977	$1,058

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

The following table provides changes in the deferred service contract revenue balance for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning Balance	$13,001	$9,715	$11,637	$8,539
Add: Payments received	3,418	3,729	10,985	10,869
Less: Revenue recognized	(3,233)	(2,973)	(9,436)	(8,937)
Ending Balance	$13,186	$10,471	$13,186	$10,471

Costs for extended service contracts were $1.8 million and $1.7 million for the three months ended September 30, 2014 and 2013, respectively, and $5.3 million and $5.2 million for the nine months ended September 30, 2014 and 2013, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$145	$159	$416	$484
Sales and marketing	195	182	414	579
Research and development	167	103	406	293
General and administrative	473	304	1,062	1,014
Total stock-based compensation expense	$980	$748	$2,298	$2,370

Under the 2004 Equity Incentive Plan, as amended, the Company issued 373,722 shares of common stock during the nine months ended September 30, 2014, in conjunction with stock options exercised.

During the nine months ended September 30, 2014, the following number of equity awards of the Company’s common stock was granted (in thousands):

	Shares
Stock options	431
Restricted stock units	211
Performance stock units	105	*

* In the third quarter of 2014, the Company granted its executive officers and certain senior management employees 105,000 Performance Stock Units ("PSU") that will vest on June 30, 2015, subject to the recipient’s continued service through that date. At the vest date, the Company will issue fully-paid up common stock, based on the achievement of three performance goals related to the degree of achievement towards pre-established targets for the Company’s revenue and operating loss improvements, compared to the same period in the prior year.

As of September 30, 2014, there was $4.1 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 2.7 years.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Options to purchase common stock	3,391	4,134	3,498	3,799
Restricted stock units	209	206	177	168
Performance stock units	—	34	3	34
Employee stock purchase plan shares	31	27	54	60
Total	3,631	4,401	3,732	4,061

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three and nine months ended September 30, 2014, the Company’s tax provision was $97,000 and $178,000, respectively, compared to a tax benefit of $169,000 and $97,000 for the three and nine months ended September 30, 2013, respectively. The Company’s income tax provision for the three and nine months ended September 30, 2014 was primarily related to income taxes for the Company’s non-U.S. operations as the Company’s U.S. operations were in a loss position and the Company maintains a 100% valuation allowance for its U.S. deferred tax assets. The Company’s income tax benefit for the three and nine months ended September 30, 2013 was primarily attributable to a release of uncertain tax position reserves, partially offset by income taxes of the Company’s non-U.S. operations.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2014 and December 31, 2013, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and its ability to carry-back losses against prior taxable income and lesser weight to its projected financial results due to the subjectivity involved in of forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of September 30, 2014 and December 31, 2013, the Company was not subject to any material litigation.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured dermal fillers and cosmeceuticals. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Japan, Switzerland and Hong Kong. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 60 countries.

Products

Our revenue is derived from the sale of Products and upgrades, Service, Titan hand piece refills, and Dermal fillers and cosmeceuticals. Product and upgrade revenue includes sales of new systems and additional applications that customers purchase as their practice grows. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces.

Our broad portfolio of Product brands include:

●	enLIGHTenTM
●	Excel VTM
●	Excel HRTM
●	Xeo®
●	truSculptTM
●	GenesisPlusTM
●	CoolGlide®
●	Solera®
●	myQTM

Service revenue relates to prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) cosmeceutical products and through the second quarter of 2014, we also distributed Merz’s Radiesse® dermal filler product.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products.
●	Customer (physicians) demand for our products.
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Products and upgrades, Titan hand piece refills, and Cosmeceutical products.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenue	100%	100%	100%	100%
Cost of revenue	42%	45%	44%	45%
Gross margin	58%	55%	56%	55%

Operating expenses:
Sales and marketing	42%	39%	43%	39%
Research and development	14%	15%	15%	13%
General and administrative	15%	13%	15%	13%
Total operating expenses	71%	67%	73%	65%

Loss from operations	(13)%	(12)%	(17)%	(10)%
Interest and other income, net	—%	1%	—%	1%
Loss before income taxes	(13)%	(11)%	(17)%	(9)%
Provision (benefit) for income taxes	1%	(1)%	—%	—%
Net loss	(14)%	(10)%	(17)%	(9)%

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Revenue mix by geography:
United States	$7,607	9%	$7,001	$21,733	3%	$21,149
International	11,119	13%	9,827	30,906	(1)%	31,206
Consolidated total revenue	$18,726	11%	$16,828	$52,639	1%	$52,355

United States as a percentage of total revenue	41%		42%	41%		40%
International as a percentage of total revenue	59%		58%	59%		60%
Revenue mix by product category:
Products and upgrades	$12,922	24%	$10,440	$33,772	3%	$32,671
Titan and truSculpt hand piece refills	824	(11)%	927	2,870	(11)%	3,223
Dermal fillers and cosmeceuticals	663	(40)%	1,113	2,690	(15)%	3,162
Total Products revenue	14,409	15%	12,480	39,332	1%	39,056
Service	4,317	(1)%	4,348	13,307	—%	13,299
Consolidated total revenue	$18,726	(11)%	$16,828	$52,639	1%	$52,355

Discussion of Revenue by Geography:

Our U.S. revenue increased by $606,000, or 9%, and by $584,000, or 3% in the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. These increases were due primarily to an increase in sales of our Excel V and our recently launched Excel HR products, which was partially offset by declines in sales of our Xeo, truSculpt and GenesisPlus products.

Our international revenue increased by $1.3 million, or 13%, in the three months ended September 30, 2014, compared to the same period in 2013. This increase was due primarily to increases in revenue from our direct business in Australia, Canada and Japan as well as our European distributor countries which were partially offset by a decrease in our revenue from distributors in Asia Pacific countries. Our international revenue decreased by $300,000, or 1%, in the nine months ended September 30, 2014, compared to the same period in 2013. This decrease was due primarily to a decline in the dermal filler and cosmeceuticals revenue from Japan.

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

Product and upgrade revenue increased by $2.5 million, or 24%, in the three months ended September 30, 2014, compared to the same period in 2013 and by $1.1 million, or 3%, in the nine months ended September 30, 2014, compared to the same period in 2013. These increases were attributable primarily to:

●	The continued improvement in revenue from our Excel V product
●	Revenue from our newly introduced Excel HR product; which were offset partly by
●	Reduction in revenue from our Xeo, truSculpt and GenesisPlus products

Titan and truSculpt Hand Piece Refill Revenue

Our Titan and truSculpt hand piece refill revenue decreased by $103,000, or 11%, in the three months ended September 30, 2014, and by $353,000, or 11%, in the nine months ended September 30, 2014, compared to the same periods in 2013. These decreases were due primarily to declines in Titan hand piece refill revenue, caused partially by reduced utilization and partly due to the decline in the Japanese Yen relative to the U.S. Dollar. In addition, there was a decrease in revenue from truSculpt refills due to a repositioning of the product in the third quarter of 2013 to include hand piece refills as part of the warranty of the product.

Dermal Filler and Cosmeceuticals Revenue

Our dermal filler and cosmeceuticals revenue decreased by $450,000, or 40%, in the three months ended September 30, 2014, and by $472,000, or 15%, in the nine months ended September 30, 2014, compared to the same periods in 2013. These declines were due primarily to the termination of our agreement with Merz for the distribution of their Radiesse® dermal filler product in the second quarter of 2014.

Service Revenue

Our worldwide Service revenue decreased by 1% in the three months ended September 30, 2014, and was flat in the nine months ended September 30, 2014, compared to the same periods in 2013.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Gross profit	$10,791	(18)%	$9,177	$29,553	2%	$28,845
As a percentage of total net revenue	58%		55%	56%		55%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 58% and 56% in the three and nine months ended September 30, 2014, respectively, compared to 55% for both of the same periods in 2013. These gross margin improvements in the three and nine months ended September 30, 2014 were due primarily to:

●	Higher revenue that resulted in increased leverage;
●	Improved gross margin from our Service business, due primarily to reduced material expenses resulting from improved reliability of our products; and
●	Reduced amortization of intangibles related to the acquisition of Iridex’s aesthetic business; and
●	A shift in the product mix towards higher margin products.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Sales and marketing	$7,805	19%	$6,554	$22,890	13%	$20,180
As a percentage of total net revenue	42%		39%	43%		39%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. In an effort to improve our revenue, in the nine months ended September 30, 2014, we expanded our North American sales force and restructured their compensation arrangements, hired new senior sales management with prior experience in the aesthetic medical device industry, and have increased our marketing and promotional activities in North America. Given the time it takes to train new sales employees to sell our products and for the marketing efforts to yield in improved revenue, our total sales and marketing expenses increased to 43% of total net revenue in the nine months ended September 30, 2014, compared to 39% in the same period in 2013.

Sales and marketing expenses increased by $1.3 million, and represented 42% of total net revenue in the three months ended September 30, 2014, compared to 39% in the same period in 2013. The $1.3 million increase was due primarily to:

●

$1.1 million net increase in personnel related expenses, which were driven primarily by the expansion of our North American sales force, offset by reduced personnel expenses in Japan and in the marketing department; and

●	$172,000 of increased travel and entertainment expenses due to increased headcount and sales activity.

Sales and marketing expenses increased by $2.7 million in the nine months ended September 30, 2014, compared to the same period in 2013. The $2.7 million increase was due primarily to:

●

$2.4 million net increase in personnel related expenses, which were driven primarily by the expansion of our North American sales force, offset by reduced personnel expenses in Japan and in the marketing department; and

●	$370,000 of increased marketing and promotional expenses.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Research and development	$2,628	8%	$2,440	$7,894	16%	$6,778
As a percentage of total net revenue	14%		15%	15%		13%

R&D expenses consist primarily of personnel expenses, clinical research and regulatory and material costs. R&D expenses increased by $188,000, and represented 14% of total net revenue in the three months ended September 30, 2014, compared to 15% for the same period in 2013. This increase in expense was due primarily to:

●	$306,000 of increased personnel related expenses; partially offset by
●	144,000 of decreased material spending, which is project timing related.

R&D expenses increased by $1.1 million, and represented 15% of total net revenue in the nine months ended September 30, 2014, compared to 13% for the same period in 2013. The increase was due primarily to:

●	$604,000 of increased material spending, which is project timing dependent, related to new product development;
●	$594,000 of increased personnel related expenses due to increased headcount; partially offset by
●	$104,000 of decreased tools and equipment expenses.

General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
General and administrative	$2,897	34%	$2,160	$7,796	15%	$6,803
As a percentage of total net revenue	15%		13%	15%		13%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax and other general and administrative expenses. G&A expenses increased by $737,000 and represented 15% of total net revenue in the three months ended September 30, 2014, compared to 13% for the same period in 2013. This increase was due primarily to a $588,000 increase in personnel related expenses.

G&A expenses increased $1.0 million, and represented 15% of total net revenue in the nine months ended September 30, 2014, compared to 13% for the same period in 2013. This increase was due primarily to:

●	$618,000 of increased personnel related expenses; and
●	$200,000 of non-recurring management consulting fees incurred in the first quarter of 2014.

Interest and Other Income, Net

Interest and other income, net, consist of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Interest income	$106	1%	$105	$299	(8)%	$324
Other income (expense), net	(106)	(403)%	35	(81)	(412)%	26
Total interest and other income, net	$—	(100)%	$140	$218	(38)%	$350

Interest and other income, net, decreased $140,000 for the three months ended September 30, 2014, and decreased by $132,000 for the nine months ended September 30, 2014, compared to the same periods in 2013. These decreases were primarily attributable to net foreign exchange losses.

Provision (Benefit) for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2014	% Change	2013	2014	% Change	2013
Loss before income taxes	$(2,539)	38%	$(1,837)	$(8,809)	93%	$(4,566)
Provision (benefit) for income taxes	97	(157)%	(169)	178	(284)%	(97)

We recorded an income tax provision for the three and nine months ended September 30, 2014 of $97,000 and $178,000, respectively, compared to an income tax benefit of $169,000 and $97,000 for the three and nine months ended September 30, 2013, respectively. Our income tax provision for the three and nine months ended September 30, 2014 was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a 100% valuation allowance for our U.S. deferred tax assets. Our income tax benefit for the three and nine months ended September 30, 2013 was primarily attributable to a release of uncertain tax positions reserves, partially offset by income taxes of our non-U.S. operations.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations, stock option exercises and the liquidation of marketable investments. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2014	December 31, 2013	Change
Cash and cash equivalents	$11,377	$16,242	$(4,865)
Marketable investments	69,321	66,831	2,490
Total	$80,698	$83,073	$(2,375)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Net cash flow provided by (used in):
Operating activities	$(4,754)	$698
Investing activities	(3,168)	(5,971)
Financing activities	3,057	(3,113)
Net decrease in cash and cash equivalents	$(4,865)	$(8,386)

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2014 was $4.8 million, which was due primarily to:

●

$5.5 million used due to the net loss of $9.0 million reduced by non-cash related items of $3.5 million consisting primarily of stock-based compensation expense of $2.3 million and depreciation and amortization expenses of $1.0 million;

●	$2.1 million used to increase inventory for the anticipated new product launch; offset by
●	$1.5 million generated by an increase in deferred revenue primarily from the sale of service contracts to an increasing installed base of customers;
●	$0.9 million generated from an increase in accounts payables; and
●	$0.8 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2013.

Net cash generated by operating activities in the nine months ended September 30, 2013 was $0.7 million, which was due primarily to:

●

$1.1 million used due to the net loss of $4.5 million reduced by non-cash related items of $3.4 million consisting primarily of stock-based compensation expense of $2.4 million and depreciation and amortization expenses of $1.0 million;

●	$1.9 million used to pay down accrued liabilities as of December 31, 2012; partially offset by
●	$1.9 million generated by an increase in deferred revenue primarily from the sale of service contracts to an increasing installed base of customers;
●	$1.3 million generated from the collection of cash from the high accounts receivable balance as of December 31, 2012; and
●	$0.7 million generated by a reduction in inventories.

Cash Flows from Investing Activities

We used net cash of $3.2 million in our investing activities in the nine months ended September 30, 2014, which was attributable primarily to:

●     $36.5 million of cash used to purchase marketable investments;

●     $0.4 million used to acquire property and equipment; partially offset by

●     $33.8 million in net proceeds from the sales and maturities of marketable investments.

We used net cash of $6.0 million from investing activities in the nine months ended September 30, 2013, which was attributable primarily to:

●     $43.9 million of cash used to purchase marketable investments;

●     $0.5 million used to acquire property and equipment; partially offset by

●     $38.4 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $3.1 million in the nine months ended September 30, 2014 and primarily consisted of proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (or “ESPP”) program.

Net cash used in financing activities was $3.1 million in the nine months ended September 30, 2013, which was primarily due to:

●	the repurchase of common stock for $7.6 million, partially offset by
●	proceeds from the issuance of common stock due to employees exercising their stock options and shares issued pursuant to our employee stock purchase plan of $4.6 million.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments of $80.7 million as of September 30, 2014. For the first nine months of 2014, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and shares issued pursuant to our ESPP program. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $80.7 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase up to the remaining $10.0 million of our stock pursuant to the $20.0 million share buy-back program approved by our Board.

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

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate bonds and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of September 30, 2014, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $413,000.

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

In the nine months ended September 30, 2014, versus the same period in 2013, the average exchange rate of the Japanese Yen versus the U.S. Dollar declined by approximately 7%. While the effect of this foreign exchange rate decline was not significant to our net operating results, it negatively impacted our Japanese Yen denominated revenue, which was offset by a favorable impact on our cost of revenue and operating expenses.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of September 30, 2014, we had no material pending product liability and contractual lawsuits.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three and nine months ended September 30, 2014, our U.S. revenue increased by approximately 9% and 3%, compared to the same periods in 2013, respectively. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 41% and 42% of our total revenue in the three months ended September 30, 2014 and 2013, respectively, and represented 41% and 40% of our total revenue in the nine months ended September 30, 2014 and 2013, respectively. U.S. revenue increased by approximately 9% and 3% for the three and nine months ended September 30, 2014, compared to the same periods in 2013, respectively, due to several factors, including:

●	In the nine months ended September 30, 2014, we have expanded our North American direct sales force, restructured their compensation arrangements, and have hired new sales management.
●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. We experienced revenue growth from our new Excel HR product launched in the second quarter of 2014 as well as continued growth of our Excel V product.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S., or that the new direct sales employees and management hired to replace the departed sales employees will be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted.

Given the U.S. represents a significant source of our revenue, if our U.S. revenue does not improve further, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While we generated revenue from sales of our newly released Excel HR product in the second and third quarters of 2014 and sales of our Excel V platform increased in 2013 and in the first nine months of 2014, compared with the respective prior year periods, sales of our truSculpt product introduced in 2012 have not gained a share of the market segment to the degree we had expected. If our total revenue does not continue to grow in 2014 compared to 2013, we may not be able to become profitable in future quarters.

In an effort to improve our revenue, in the nine months ended September 30, 2014, we expanded our North American sales force and restructured their compensation arrangements, hired new senior sales management with prior experience in the aesthetic medical device industry, and have increased our marketing and promotional activities in North America. Given the time it takes to train new sales employees to sell our products and for the marketing efforts to yield in improved revenue, our total sales and marketing expenses increased to 43% of total net revenue in the nine months ended September 30, 2014, compared to 39% in the same period in 2013. If our North American revenue does not increase by more than our expenses, we may not be able to become profitable in future quarters.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was the consolidation of our specialty podiatry sales force into the mainstream aesthetic sales group in the third quarter of 2013. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. These factors have heavily impacted the revenue we derived from our products and upgrades in the first nine months of fiscal 2014.

In 2013, and in the nine months of 2014, we restructured our North American direct sales force and sales management. In the nine months ended September 30, 2014, we have expanded our direct sales force in North America. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession, some of those sales professionals have left our Company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. We believe that the sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American productivity in the first three quarters of 2014.

We train our existing and recently recruited sales professionals to better understand our existing and new product technologies and how they can be positioned against our competitors’ products. These initiatives are intended to improve the productivity of our sales professionals and our revenue and profitability. It takes time for the sales professionals to become productive following their training and there can be no assurance that the recently recruited sales professionals will be adequately trained in a timely manner, or that our direct sales productivity will improve, or that we will not experience significant levels of attrition in the future. If we are not able to improve the productivity and retention of our North American and international sales professionals, then our total revenue, profitability and stock price may be adversely impacted.

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

Our gross margin (revenue less cost of revenue) was 56% and 55% in the nine months ended September 30, 2014 and 2013, respectively. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with the repair of defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. We have expanded our global direct sales force, and it may take time for our new sales professionals to become productive and for the revenue that they generate to become accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield increased revenue, we may continue to generate losses and consume cash.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins and skin rejuvenation, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In the second quarter of 2014, we launched Excel HR, a premium hair removal platform for all skin types. In 2012, we launched truSculpt for the body contouring market and acquired VariLite for the treatment of vascular and pigmented lesions. In 2011, we launched our vascular laser product – Excel V – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceuticals and dermal fillers in the Japanese market. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of their Radiesse® dermal filler product. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

To successfully expand our product offerings, we must, among other things:

●	Develop and acquire new products that either add to or significantly improve our current product offerings;
●	Convince our existing and prospective customers that our product offerings are an attractive revenue-generating addition to their practice;
●	Sell our product offerings to a broad customer base;
●	Identify new markets and alternative applications for our technology;
●	Protect our existing and future products with defensible intellectual property; and
●	Satisfy and maintain all regulatory requirements for commercialization.

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

International revenue represented 59% of our total revenue in the nine months ended September 30, 2014, compared to 60% in the same period in 2013. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan and Canada as well as revenue from Asia Pacific distributors declined in the nine months ended September 30, 2014, negatively impacting our revenue from international operations.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. dollars. Both these factors had a negative impact on our international revenue in the first nine months of 2014, compared to the same period in 2013. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

The FDA, state authorities and international regulatory bodies have broad enforcement powers. For example, in July 2012, we received a warning letter from the FDA concerning the promotional labeling for our GenesisPlus laser. The FDA determined that some of the claims, such as the one related to Skin Rejuvenation, constituted new Indications for Use and required additional 510(k) clearances. The FDA subsequently requested that we review the promotional labeling for all of our products to ensure our claims were within regulatory clearances and that we submit updated promotional labeling for our products to the FDA for their review. In October 2014, following the satisfactory review of our amended marketing materials and website, the FDA issued us a formal notice of closure of the warning letter.

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

The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have had multiple quality system audits by the FDA, our Notified Body, and other foreign regulatory agencies, with the most recent inspection by the FDA occurring in March 2014. There were no significant findings as a result of these audits and our responses have been accepted by the FDA. Our failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. Except for Change of Control and Severance Agreements for our executive officers and a few key employees, we do not have employment contracts with any of our officers or other key employees. Any of our officers and other key employees may terminate their employment at any time. We do not have a succession plan in place for each of our officers and key employees. In addition, we do not maintain “key person” life insurance policies covering any of our employees. The loss of any of our senior management team members could weaken our management expertise and harm our business.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of September 30, 2014, our balance in marketable investments was $69 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2014 would have potentially decreased by approximately $413,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of June 30, 2014, approximately 55% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2014, we had 31 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.14	(3)	Cutera, Inc. 2004 Equity Incentive Plan (as amended on April 27, 2012).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins		Instance Document

101.sch		XBRL Taxonomy Extension Schema Document

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document

101.def		XBRL Taxonomy Extension Definition Linkbase Document

101.lab		XBRL Taxonomy Extension Label Linkbase Document

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 29, 2013.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 3rd day of November, 2014.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)