Form 10-K
period 2014-12-31
CUTERA INC
filed 2015-03-16
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2014 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2014, was approximately $85 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2015 was 14,685,960.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2015 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

We are a global medical device company headquartered in Brisbane, California specializing in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on the following key product platforms: xeo®, Genesis PlusTM, excel VTM, truSculptTM, excel HRTM and enlightenTM — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Each of our laser and other energy-based platforms consists of one or more hand pieces and a console that incorporates a universal graphical user interface, a laser or other energy-based module, control system software and high voltage electronics. However, depending on the application, the laser or other energy-based module is sometimes instead contained in the hand piece itself.

Our trademarks include: "Cutera," “CoolGlide,”“enlighten,” “excel HR”, “excel V,” “Genesis Plus,”“solera,” “titan,” “truSculpt,” and “xeo.” Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this annual report on Form 10-K appear without the ™ or ® symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

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

●

Genesis Plus- In 2010, we introduced the Genesis Plus platform, which is a dedicated laser system for performing aesthetic skin procedures and for the temporary increase of clear nail in patients with onychomycosis, or toenail fungus. This system features a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using dual aiming beams that enhances ease of use. In addition, this system can be used to treat patients with skin concerns such as fine wrinkles, diffuse redness and rosacea.

●

excel V- In February 2011, we introduced our excel V platform, a high-performance, vascular platform designed specifically for the core-market of Dermatologists and Plastic Surgeons. This platform provides a combination of the 532 nanometer, or “nm” green laser with Cutera’s® award-winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables.

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

●

excel HR- In June 2014, we introduced our excel HR platform, a premium hair removal solution for all skin types, combining Cutera’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.

●

enlighten- In December 2014, we introduced our enlighten platform, a dual wavelength (1064 nm + 532 nm) and dual pulse duration (750 picosecond, or “ps,” and 2 nanosecond, or “ns”) laser system for tattoo removal and the treatment of benign pigmented lesions.

Other than the above mentioned six primary systems, we continue to generate revenue from our legacy products such as CoolGlide®, solera®, and a third-party sourced system called myQTM for the Japanese market.

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

Many factors, including advancing age, smoking, and sun damage, can result in aesthetically unpleasant changes in the appearance of the skin. These changes can include:

●	Undesirable hair growth;
●	Enlargement or swelling of blood vessels due to circulatory changes that become visible at the skin’s surface in the form of unsightly veins;
●	Deterioration of collagen, leading to uneven texture, increased pore size, wrinkles and skin laxity;
●	Uneven pigmentation or sun spots due to long-term sun exposure.

In addition to these skin conditions, people seek removal of unwanted tattoos as well as removal of fat in certain body areas in order to improve their appearance and confidence.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. The American Society of Plastic Surgeons estimates that in 2013 there were over 13.4 million minimally-invasive aesthetic procedures performed in North America, a 3% increase over 2012 and a 144% increase over 2000.

We believe there are several factors contributing to the growth of these aesthetic procedures:

●

Aging of the U.S. Population- The “baby boomer” demographic segment ─ ages 50 to 68 in 2014 ─ represented approximately 76 million people, or nearly 25%, of the U.S. population in 2014. The size and wealth of this aging segment, and its desire to retain a youthful appearance, has contributed to the growth in demand for aesthetic procedures.

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

●

Wide acceptance of aesthetic procedures and increased focus on body image and appearance- According to an ASAPS survey in 2010, 51% of Americans (including 53% of women and 49% of men) approved of cosmetic surgery, and 67% of Americans responded that they would not be embarrassed if their friends or family knew they had undergone a cosmetic procedure. Broader social acceptance of aesthetic treatments, and reduced average cost of treatments resulting from competition, have also driven the growth in aesthetic procedures.

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

Leg and Facial Veins- Current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and other energy-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 321,000 sclerotherapy procedures were performed in 2013.

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

Some skin rejuvenation treatments, such as chemical peels and microdermabrasion, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2013, approximately 6.3 million injections of Botulinum Toxin and 2.24 million injections of collagen and other soft-tissue fillers were administered; and 1.16 million chemical peels and 970,000 microdermabrasion procedures were performed.

In radio frequency tissue tightening, energy is applied to heat the dermis of the skin with the goal of shrinking and tightening collagen fibers. This approach may result in a more subtle and incremental change to the skin than a surgical facelift. Drawbacks to this approach may include surface irregularities that may however resolve over time, and the risk of burning the treatment area.

Laser and other energy-based non-surgical treatments for hair removal, veins, skin rejuvenation and body contouring are discussed in the following section and in the section entitled “Our Applications and Procedures” below.

Laser and Other Energy-Based Aesthetic Treatments

Laser and other energy-based aesthetic treatments can achieve therapeutic results by affecting structures within the skin. The development of safe and effective aesthetic treatments has created a well-established market for these procedures.

Ablative skin resurfacing is a method of improving the appearance of the skin by removing the outer layers of the skin. Ablative skin resurfacing procedures are considered invasive or minimally invasive, depending on how much of the epidermis is removed during a treatment. Non-ablative skin resurfacing is a method of improving the appearance of the skin by treating the underlying structure of the skin without damaging the outer layers of the skin. Practitioners can use laser and other energy-based technologies to selectively target hair follicles, veins or collagen in the dermis, as well as cells responsible for pigmentation in the epidermis, without damaging surrounding tissue. Practitioners can also use these technologies to safely remove portions of the epidermis and deliver heat to the dermis as a means of generating new collagen growth.

Safe and effective laser and energy-based treatments require an appropriate combination of the following four parameters:

●	Energy Level- the amount of light or radio frequency emitted to heat a target;
●	Pulse Duration- the time interval over which the energy is delivered;
●	Spot Size or Electrode Size- the diameter of the energy beam, which affects treatment depth and area; and
●	Wavelength or Frequency- the position in the electromagnetic spectrum which impacts the absorption and therefore the effective depth of the energy delivered.

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

Technology and Design of Our Systems

Our unique xeo, Genesis Plus, excel V, truSculpt, excel HR and enlighten platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

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

●

Technology and Design Leadership- We offer innovative laser and other energy-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally-invasive cosmetic dermatology. Further, our Genesis Plus platform performs aesthetic skin procedures and temporarily increases clear nail in patients with onychomycosis. The Genesis Plus platform contains a hand piece that includes real time temperature monitoring of the treatment area, as well as a non-contact distance gauge using dual aiming beams, for improving the clinical result of the treatment. excel V is a stand-alone laser device that combines a new high power green laser with Cutera's award winning Nd:YAG technology, to provide a system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables. truSculpt is a mono-polar radio frequency platform and has a unique electrode design that delivers high-powered energy at 1 MHz for the deep and uniform heating of the subcutaneous fat tissues at sustained therapeutic temperatures. This system includes real-time skin temperature sensing and a large 40cm2 surface area for faster treatments over large areas of the body.

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

Strategy

Our goal is to maintain and expand our position as a leading, worldwide, provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

●

Continue to Expand our Product Offering- Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. We launched GenesisPlus in 2010, excel V in 2011, truSculpt in 2012, the ProWave LX and truSculpt 16 cm2 hand pieces in 2013 and excel HR and enlighten in 2014. Such products will allow us to leverage our existing customer call points and provide us with new customer call points which will enhance the productivity of our distribution channels.

●

Increasing Revenue and Improving Productivity- We believe that the market for aesthetic systems will continue to offer growth opportunities. We continue to build brand recognition, add additional products to our international distribution channel, and are focused on enhancing our global distribution network, all of which we expect will increase our revenue.

●

Increasing Focus on Practitioners with Established Medical Offices- We believe there is growth opportunity in targeting our products to a broad customer base. However, in response to the 2009 to 2010 global recession, we shifted our focus to core practitioners and physicians with established medical offices. We believe that our customers’ success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their practice revenue. The success of our excel V platform has resulted from strong adoption by core customers in dermatology and plastic and reconstructive surgery.

●

Leveraging our Installed Base - With the introduction of excel V, truSculpt, and now excel HR and enlighten, we are able to effectively offer additional platforms into our existing installed base. In addition, each of these platforms allows for potential future upgrades to offer additional indications or capabilities. We believe this program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of applications that can be performed in their practice.

●

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

Products

Our CoolGlide, xeo, solera, Genesis Plus, excel V, truSculpt, myQ, excel HR and enlighten platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With our xeo and solera platforms, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our currently offered products and each checked box represents the applications that were included in the product in the years noted. In the fourth quarter of 2014, we discontinued the manufacture and sale of the VariLite product, but continue to provide services for this product to our existing installed base of customers.

Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation				Non Invasive Body Contouring:
System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:	Melasma &Tattoo Removal:
CoolGlide	CV	2000	a	x
	Excel	2001	a	x	x
	Vantage	2002	a	x	x		x
xeo	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
	ProWave LX	2013	b	x
solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
GenesisPlus		2010	a				x
excel V		2011	e		x	x	x
myQ		2011	e						x
truSculpt		2012	g							x
excel HR		2014	h	x
enlighten		2014	e						x

Energy Source: a. 1064nm Nd:YAG laser; b. flashlamp; c. Infrared laser; d. 2790 nm YSGG laser; e. combined frequency-doubled 532 nm and 1064 nm Nd:YAG laser; f. Combined frequency-doubled 532 nm and 940 nm diode laser; g. Radio frequency at 1 MHz; h. combined frequency 755 nm Alexandrite laser and 1064 nm Nd:YAG laser

Each of our products consists of a control console and one or more hand pieces, depending on the model.

Control Console

Our control console includes a universal graphical user interface, control system software and high voltage electronics. All CoolGlide systems, Genesis Plus, excel V and some models of the xeo platform, include our laser module which consists of electronics, a visible aiming beam, a focusing lens, and an Nd:YAG and/or flashlamp laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 10,000 watts of peak laser energy, which permits therapeutic effects at short pulse durations. Our solera console platform comes in two configurations—Opus and Titan—both of which include a universal graphical user interface, control system software and high voltage electronics. The solera Opus console is designed specifically to drive our flashlamp hand pieces while the solera Titan console is designed specifically to drive the Titan hand pieces. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is delivered during the treatment. Our truSculpt control console includes a high-powered, mono-polar RF generator at 1MHz capable of delivering up to 300 watts of energy. The truSculpt system dynamically adjusts current, voltage and power during treatment as needed to reach and maintain the appropriate treatment levels.

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

excel V Hand Piece- The excel V system introduced in February 2011 delivers 1064 nm and 532 nm laser energy to the treatment area for vascular treatments. The excel V system supports two hand pieces, both consisting of an energy-delivery component housing an optical fiber and lens. One hand piece includes a sapphire window cooling plate with temperature monitoring. The second hand piece does not have a cooling plate and includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, this second hand piece includes dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. Both hand pieces offer a spot size range from 1.5 to 12 mm in 0.1 mm increments. Each hand piece is capable of delivering either the 1064 nm or 532 nm laser energy.

Genesis Plus Hand Piece- Our Genesis Plus system launched in 2010 delivers 1064 nm laser energy to the treatment area for the temporary increase of clear nail in patients with onychomycosis and for the treatment of fine wrinkles, diffuse redness and rosacea. This lightweight 1064nm Nd:YAG hand piece consists of an energy-delivery component, housing an optical fiber and lens. The hand piece includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, the hand piece includes dual, coaxial aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. This hand piece offers a single 5 mm spot size.

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

●

Titan V- Titan V has a treatment tip that extends beyond the hand piece housing to provide enhanced visibility of the skin’s surface to effectively treat delicate areas such as the skin around the eyes and nose.

●

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

Pearl Fractional Hand Piece- The Pearl Fractional hand piece, introduced in 2008, also uses proprietary YSGG technology and is designed to treat wrinkles and deep dermal imperfections (although it is cleared in the U.S. by the FDA only for skin resurfacing and coagulation). This hand piece penetrates the deep dermis producing a series of micro-columns across the skin, which can result in the removal of damaged tissue and the production of new collagen. The Pearl Fractional hand piece consists of a custom monolithic laser source, scanner and power monitoring electronics. The scanner includes multiple scan patterns to allow simple and fast treatments of the face. The hand piece includes an attachment for a smoke evacuator, allowing the practitioner to use one hand during treatment.

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

excel HR Hand Piece- The dual wavelength excel HR system introduced in June 2014 delivers 1064 nm and 755 nm laser energy to the treatment area for hair removal. excel HR’s single hand piece consists of an energy-delivery component housing an optical fiber and lens. The hand piece features a sapphire window and peripheral cooling plate with temperature monitoring. The sapphire window allows for 30 watts of temperature regulation with user selectable settings ranging from 4 to 20 degrees centigrade and provides cooling of the skin before, during, and immediately after each laser pulse. This “pre, parallel, and post” cooling provides an anesthetic benefit that makes treatments more comfortable than systems without contact cooling, and also increases the safety profile of treatments by reducing the chances of burning skin. The hand piece has a wide spot-size range between 3 to 18 mm (5 to 18 mm, alexandrite mode), and is adjustable in 1 mm increments.

enlighten Hand Piece- The dual wavelength and dual pulse mode enlighten system introduced in December 2014 delivers 532 nm and 1064 nm laser energy to treat benign pigmented lesions as well as the removal of multi-color tattoos. enlighten’s single hand piece consists of an energy-delivery component housing a motorized focus lens assembly connected to an articulated arm. The hand piece features spot size adjustability from 2 to 8mm, adjustable in 1 mm increments. As with all Cutera laser and light-based systems, the hand piece does not require manual power calibration through a separate calibration port. The power calibration is automatic and built into the laser system.

Upgrades

Our solera and xeo platforms are multi-application products that are designed to allow our customers to cost-effectively upgrade to our newest technologies, which provide our customers the option to add applications to their system and provides us with a source of recurring revenue.

Service

We offer post-warranty services to our customers through extended service contracts ─ that cover preventive maintenance and/or replacement parts and labor ─ as well as direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from our installed base.

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

Fillers and Cosmeceuticals

We distribute ZO Skin Health, Inc.’s (“ZO”) physician-dispensed, topical skin health systems (or ‘cosmeceuticals’) and through the second quarter of 2014, we also distributed Merz’s Radiesse® dermal filler product to physicians in the Japanese market. Since the first quarter of 2010 we had been distributing Obagi Medical Products, Inc.’s (“Obagi”) cosmeceuticals. As of December 31, 2013 we stopped distributing the Obagi cosmeceuticals and have fully transitioned to the ZO product line.

Our Applications and Procedures

Our products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows our customers to treat the broadest range of conditions available with a single energy-based system.

Hair Removal- Our laser technology allows our customers to treat all skin types and hair thicknesses. Our 1064 nm Nd:YAG and 755 nm Alexandrite lasers permits energy to safely penetrate through the epidermis of any skin type and into the dermis where the hair follicle is located. Using the universal graphic user interface on our control console, the practitioner sets parameters to deliver therapeutic energy with a large spot size and variable pulse durations, allowing the practitioner to treat fine or coarse hair. Our 1064nm Nd:YAG and 755 nm Alexandrite hand pieces allows our customers to treat all skin types, while our ProWave 770 and ProWave LX hand pieces, with pulsed light technology, treat the majority of skin types quickly and effectively.

For hair removal treatments, the treatment site on the skin is first cleaned and shaved. The practitioner then applies a thin layer of gel to improve contact and aid gliding of the hand piece across the skin. If using the CoolGlide 1064nm Nd:YAG hand piece, the hand piece is applied directly to the skin to cool the area to be treated, then moved and a laser pulse is delivered to the pre-cooled area. To remove hair using the excel HR, excel V, ProWave 770 and ProWave LX hand pieces, cooling is provided by a sapphire window placed directly on the skin, allowing the pulse of light to be applied while the treatment area is being cooled. In the case of both hand pieces, delivery of light which is converted to heat destroys the hair follicles and prevents hair re-growth. This procedure is then repeated at the next treatment site on the body, and can be done in a gliding motion to increase treatment speed. Patients receive on average three to six treatments. Each treatment can take between five minutes to one hour depending on the size of the area and the condition being treated. On average, there are six to eight weeks between treatments.

Vascular Lesions-   Our laser technology allows our customers to treat the widest range of aesthetic vein conditions, including spider and reticular veins and small facial veins. Our CoolGlide and xeo 1064nm Nd:YAG hand piece’s adjustable spot size of 3, 5, 7 or 10 millimeters; the excel V 1064 nm and 532 nm hand piece with adjustable spot sizes from 1.5 to 12 mm; and the excel HR 1064 nm and 755 nm hand pieces with adjustable spot sizes from 3 mm to 18 mm, allows the practitioner to control treatment depth to target different sized veins. Selection of the appropriate energy level and pulse duration ensures effective treatment of the intended target. Our AcuTip 500 hand piece, with its 6 millimeter spot size, uses pulsed-light technology and is designed for the treatment of facial vessels.

The vein treatment procedure when using the 1064nm Nd:YAG hand piece is performed in a substantially similar manner to the laser hair removal procedure. The laser hand piece is used to cool the treatment area both before and after the laser pulse has been applied. With the excel V and excel HR hand pieces the cooling can be performed pre, during and post-delivery of the laser pulse. With the AcuTip 500 hand piece, the pulse of light is delivered while the treatment area is being cooled with the sapphire tip. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

Skin Rejuvenation- Our Nd:YAG laser and other energy based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, pore size, fine lines and laxity, improve skin texture, and treat other aesthetic conditions.

Tattoo Removal- Our enlighten dual wavelength, dual pulse duration system featuring picosecond technology and our myQ Q-switched laser can be used for tattoo removal, for the treatment of benign pigmented lesions, and for skin rejuvenation and laser skin toning.

Texture, Lines and Wrinkles- When using a 1064nm Nd:YAG laser to improve skin texture, reduce pore size and treat fine lines, cooling is not applied and the hand piece is held directly above the skin. A large number of pulses are directed at the treatment site, repeatedly covering an area, such as the cheek. By delivering many pulses of laser light to a treatment area, a gentle heating of the dermis occurs and collagen growth is stimulated to rejuvenate the skin and reduce wrinkles. Patients typically receive four to six treatments for this procedure. The treatment typically takes less than a half hour and there are typically two to four weeks between treatments.

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

When treating wrinkles and deep dermal imperfections with a Pearl Fractional hand piece, the hand piece is held at a controlled distance from the skin and the scanner delivers a preset pattern of spots to the treatment area. Cooling is not applied to the epidermis during the treatment. The energy delivered by the hand piece penetrates the deep dermis producing a series of micro-columns across the skin, which can result in the removal of damaged tissue and the production of new collagen. Treatment of the full face can usually be performed in less than an hour. Patients receive on average between one and three treatments at monthly intervals.

Our CE Mark allows us to market Pearl Fractional in the European Union, Australia and certain other countries outside the U.S. for the treatment of wrinkles and deep dermal imperfections. However, in the U.S. we have a 510(k) clearance for only skin resurfacing and coagulation.

Toenail Fungus- In addition to performing skin rejuvenation, we have FDA, Health Canada and CE Mark approvals for Genesis Plus that allows us to market it for onychomycosis (“toenail fungus”). Tiny pulses of light from an Nd:YAG laser pass through the toenail to the fungus underneath, which is irradiated without any damage to the surrounding nail or skin. The Genesis Plus has dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. In addition, during the treatment an integrated sensor is used to actively monitor the temperature of the treatment area.

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

The 532 nm wavelength green laser option on the excel V and the 755 nm infrared wavelength of the excel HR can also be used to treat pigmented lesions in substantially the same way as described above with the pulsed light devices.

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

Our CE Mark allows us to market the truSculpt in the European Union, and certain other countries outside the U.S. for fat reduction, body shaping and body contouring. In the U.S. we have 510(k) clearance for the purpose of elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

Sales and Marketing

In the U.S. we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2014, we had a U.S. direct sales force of 33 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 37 territories as of December 31, 2014.

International sales are generally made through a worldwide distributor network in over 40 countries, as well as a direct international sales force of 32 employees, as of December 31, 2014. As of December 31, 2014, we had direct sales offices in Australia, Belgium, Canada, France, Japan and Switzerland. Our international revenue as a percentage of total revenue represented 55% in 2014, 58% in 2013 and 59% in 2012.

We also sell certain items like Titan hand piece refills and marketing brochures through the internet.

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

We seek to establish strong ongoing relationships with our customers through the upgradeability of our products, sales of extended service contracts, the refilling of Titan hand pieces, ongoing training and support, and distributing (in Japan only) cosmeceutical products. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment techniques using our products to further enhance customer loyalty and uncover new sales opportunities.

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

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2014, our research and development activities were conducted by a staff of 38 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $10.5 million in 2014, $9.2 million in 2013 and $8.4 million in 2012.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2014, we had a 40-person global service department. Internationally, we provide direct service support through our Australia, Belgium, Canada, France and Japan offices, and also through the network of distributors and third-party service providers in over 40 countries. In February 2012, we acquired Iridex’s aesthetic business, which resulted in an increase in our service and support team and service revenue.

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

We have invested substantial financial and management resources to develop a worldwide infrastructure to meet the service needs of our customers through our direct operations in the U.S., Australia, Belgium, Canada, France, Japan, and Switzerland. In countries where we are represented by distributor partners, our customers are serviced through the distributor network.

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

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had an FDA full quality system audit for three weeks during March 2014. There were no significant findings as a result of this audit and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations and the recall of our products, which would have a material adverse effect on business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the U.S., the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. In January 2015, we passed our recertification audit establishing compliance with the most current requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2014, we had 34 issued U.S. patents and 5 pending U.S. patent applications. In the U.S. and several foreign countries, we have registered our Company name and several of our product names as trademarks, including Cutera, Acutip 500, CoolGlide, CoolGlide Excel, Limelight, myQ, Pearl, ProWave 770, ProWave LX, solera, Titan, xeo and truSculpt. We may have common law rights in other product names, including excel V, Pearl Fractional, solera Titan, excel HR and enlighten. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We license certain patents from Palomar (acquired by Cynosure in 2013) and pay ongoing royalties based on sales of applicable hair-removal products. The royalty rate on these products ranges from 3.75% to 7.50% of revenue. One patent expired in February 2013, the remaining U.S. patents expired in February 2015 and the remaining international patents are set to expire in February 2016. Our revenue from systems that do not include hair-removal capabilities (such as our solera Titan, xeo SA, GenesisPlus, myQ, excel V and enlighten), and other revenue from service contracts, Titan, Fillers and cosmeceuticals, are not subject to these royalties. In addition, in 2006 we capitalized $1.2 million as an intangible asset representing the ongoing license for these patents, which is being amortized on a straight-line basis over their expected useful life of 9-10 years.

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

Government Regulation

Our products are medical devices subject to extensive and rigorous regulation by the U.S. Food and Drug Administration, as well as other regulatory bodies. FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

●	Product design and development;
●	Product testing;
●	Product manufacturing;
●	Product safety;
●	Product labeling;
●	Product storage;
●	Recordkeeping;
●	Pre-market clearance or approval;
●	Advertising and promotion;
●	Production;
●	Product sales and distribution; and
●	Complaint Handling.

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

The following table details the indications for which we received a 510(k) clearance for our products and when these clearances were received.

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment to increase clear nail in patients with onychomycosis	April 2011
- expanded spot size to 5 mm for clear nail in patients with onychomycosis	May 2013
- addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction and the treatment of vascular and benign pigmented lesions	December 2013
- enlighten picosecond and nanosecond 532/1064 nm for the treatment of benign pigmented lesions	August 2014
- enlighten picosecond and nanosecond 532/1064 nm for tattoo removal	November 2014

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with our pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency (“RF”) product for deep tissue heating for the temporary relief of minor muscle and joint pain and for a temporary improvement in the appearance of cellulite
- 16cm2 to 25cm2 hand pieces for smaller body parts	April 2008
- 16cm2 to 40cm2 hand pieces for larger body parts	November 2012
- Product labeling and technology updates for existing clearances	September 2014

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

●

Quality system regulations, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

●	Labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or “off-label” uses;
●

Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

●	Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

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

The primary regulatory environment in Europe is that of the European Union, which consists of a 27 countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification and in March 2006, March 2010, February 2011 and January 2012 we passed ISO 13485 recertification audits. Our most recent recertification audit occurred in January 2015. We passed the audit establishing compliance with the most current requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC.

Employees

As of December 31, 2014, we had 266 employees, compared to 238 employees as of December 31, 2013. Of the 266 employees at December 31, 2014, 106 were in sales and marketing, 58 in manufacturing operations, 40 in technical service, 38 in research and development and 24 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. Our business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm our business, financial condition or results of operations, including causing our actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, also may materially adversely affect us in future periods. You should carefully consider these risks and uncertainties before investing in our securities.

Revenue from the U.S. represents a significant part of our total revenue. In 2014, our U.S. revenue increased by approximately 13%, compared to 2013. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 45% of our total revenue in 2014 compared to 42% in 2013. U.S. revenue increased by approximately 13% in 2014, compared to 2013, due to several factors, including:

●	In 2014, we expanded our North American direct sales force, restructured their compensation arrangements, and hired new sales management.
●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. We experienced revenue growth from our new enlighten and excel HR products launched in the fourth and second quarter of 2014, respectively, as well as continued growth of our excel V product.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While we generated revenue from sales of our newly released enlighten and excel HR product in the second, third and fourth quarters of 2014, and sales of our excel V platform increased in 2014 and 2013, compared with the respective prior years, sales of our truSculpt product introduced in 2012 have not gained a share of the market segment to the degree we had expected. If our total revenue does not continue to grow in 2015 compared to 2014, we may not be able to become profitable in future quarters.

In an effort to improve our revenue in 2014, we expanded our North American sales force and restructured their compensation arrangements, hired new senior sales management with prior experience in the aesthetic medical device industry, and have increased our marketing and promotional activities in North America. Given the time it takes to train new sales employees to sell our products and for the marketing efforts to yield in improved revenue, our total sales and marketing expenses increased to 41% of total net revenue in 2014, compared to 38% in 2013. If our North American revenue does not increase by more than our expenses, we may not be able to become profitable in future quarters.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was the consolidation of our specialty podiatry sales force into the mainstream aesthetic sales group in the third quarter of 2013. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. These factors have heavily impacted the revenue we derived from our products and upgrades in the 2014.

In 2014, we restructured our North American direct sales force and sales management, and expanded our direct sales force in North America. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession, some of those sales professionals have left our company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. We believe that the sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American productivity in the 2014.

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

Our gross margin (revenue less cost of revenue) was 56% for both 2014 and 2013. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, impairment of our intangibles, increased expenses associated with the repair of defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins, tattoo removal, and skin rejuvenation, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In the fourth quarter of 2014, we launched enlighten, a dual wavelength, dual pulse duration tattoo removal and benign pigmented lesions system featuring picosecond technology. Additionally, in the second quarter of 2014 we launched excel HR, a premium hair removal platform for all skin types. In 2012, we launched truSculpt for the body contouring market; and acquired VariLite for the treatment of vascular and pigmented lesions, which we discontinued selling in the fourth quarter of 2014. In 2011, we launched our vascular laser product – excel V – and began distribution of a Q-switched laser in Japan that Cutera is sourcing from a third party OEM for superficial and deep pigmented lesions (i.e., melasma), skin rejuvenation, laser skin toning and tattoo removal. Currently, these applications represent the majority of offered laser and other energy-based aesthetic procedures. In addition, since the first quarter of 2010, we have been distributing cosmeceuticals and dermal fillers in the Japanese market. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of their Radiesse dermal filler product. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Our business is influenced by a range of factors that are beyond our control, including:

●	General economic and business conditions;
●	The overall demand for our products by the core market specialties of dermatologists and plastic surgeons;
●	Governmental budgetary constraints or shifts in government spending priorities;
●	General political developments;
●	Natural disasters; and
●	Currency exchange rate fluctuations.

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

International revenue represented 55% of our total revenue in 2014, compared to 58% in 2013. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan and Canada as well as revenue from Asia Pacific distributors declined in year ended December 31, 2014, negatively impacting our revenue from international operations.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. Dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in 2014, compared to 2013. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Lumenis, Solta (acquired by Valeant Pharmaceuticals International, Inc. in January 2014), Syneron, as well as private companies such as Alma, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, Valeant acquired Solta in January 2014 and Cynosure acquired Palomar in June 2013. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

Medical devices may be marketed in the U.S. only for the indications for which they are approved or cleared by the FDA. For example, prior to April 2011 our GenesisPlus product had a number of general indications for use in the U.S. that allowed us to market the product in the U.S.; however, we could only market it for the treatment of toenail fungus outside of the US where it held CE Mark approval for this indication. In April 2011, we received FDA clearance to market GenesisPlus in the U.S. for the clearance of nails that are infected with toenail fungus. Another example is our Pearl Fractional product which is cleared only for skin resurfacing in the U.S. and our Titan product only for deep heating for the temporary relief of muscle aches and pains in the U.S. Therefore, we are prevented from promoting or advertising Titan and Pearl Fractional in the U.S. for any other indications. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

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

The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have had multiple quality system audits by the FDA, our Notified Body, and other foreign regulatory agencies, with the most recent inspection by the FDA occurring over three weeks in March 2014. There were no significant findings and only one observation as a result of this audit. Our response to this observation was accepted by the FDA. Failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

If we modify one of our FDA-approved devices, we may need to seek re-approval, which, if not granted, would prevent us from selling our modified products or cause us to redesign our products.

Any modifications to an FDA-cleared device that would significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. For example, we designed a larger 40cm2 hand piece for our truSculpt product and had to get that clearance from the FDA before we could market it, which clearance was received in November 2012. We may not be able to obtain additional 510(k) clearance or pre-market approvals for new products or for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and future profitability.

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

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan we distribute a Q-switched laser product manufactured by a third party OEM. We also have an agreement with ZO to distribute certain of their proprietary cosmeceuticals, or skin care products, in Japan. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing these products to physicians in Japan. Finally, we had an agreement with Merz Aesthetics to distribute its Radiesse dermal filler product in Japan, but terminated this agreement in the second quarter of 2014.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2014, our balance in marketable investments was $71 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2014 would have potentially decreased by approximately $612,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of December 31, 2014, approximately 53% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2014, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Our ability to use net operating losses and tax credit carryforwards to offset future tax liabilities may be limited.

As of December 31, 2014, we had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $34.3 million and $10.4 million, respectively, and research and development tax credits for federal and state income tax purposes of approximately $4.2 million and $5.1 million, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs and tax credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs and tax credit carryforwards to offset future taxable income. We have not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Code. In the event it is determined that we previously experienced an ownership change, or should we experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year, could be limited and may expire unutilized.

Any acquisitions that we make could result in operating difficulties, dilution, and other consequences that may adversely impact our business and results of operations.

While we from time to time evaluate potential acquisitions of businesses, products and technologies, and anticipate continuing to make these evaluations, we have no present understandings, commitments or agreements with respect to any material acquisitions or collaborative projects We may not be able to identify appropriate acquisition candidates or strategic partners, or successfully negotiate, finance or integrate any businesses, products or technologies that we acquire.

We have limited experience as a team with acquiring companies and products. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from our core business and disrupt our operations and we may incur significant legal, accounting and banking fees in connection with such a transaction. Acquisitions could diminish our available cash balances for other uses, result in the incurrence of debt, contingent liabilities, or amortization expenses, and restructuring charges. Also, the anticipated benefits or value of our acquisitions or investments may not materialize and could result in an impairment of goodwill and/or purchased long-lived assets, similar to the $650,000 charge we recorded in the fourth quarter of 2014 related to an acquisition completed in 2012.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business and our financial condition or results.

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

These provisions, as well as Change of Control and Severance Agreements entered into with each of our executive officers and certain key employees, might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate headquarters and U.S. operations are located in an approximately 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires on December 31, 2017. In addition, we have leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,896	Two leases, one of which expires in March 2018 and one which expires in December 2015.
France	Approximately 2,239	One lease which expires in October 2021 but can be terminated with six months’ notice prior to October 2015 and 2018.

We believe that these facilities are adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

We are not a party to any pending litigation that we believe will have a material impact to our results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 27, 2015, the closing sale price of our common stock was $12.85 per share.

Common Stockholders

We had 10 stockholders of record as of February 28, 2015. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 1,900 shareholders.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2014		2013
	High	Low	High	Low
4th Quarter	$11.04	$9.66	$10.56	$8.39
3rd Quarter	10.75	9.27	10.18	8.89
2nd Quarter	11.73	9.25	13.70	8.62
1st Quarter	11.24	9.00	13.03	8.95

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the year ended December 31, 2014 and 2013 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1-30, 2013	546	$9.46	546	$14,833
September 1-30, 2013	251	$9.70	251	$12,400
November 1-30, 2013	264	$9.10	264	$10,000
As of December 31, 2013	1,061	$9.43	1,061	$10,000
January 1-December 31, 2014	—	$—	—	$10,000
As of December 31, 2014	1,061	$9.43	1,061	$10,000

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

In the year ended December 31, 2013, we repurchased 1,060,447 shares of our common stock for approximately $10.0 million. There were no repurchases of shares of our common stock in 2014. As of December 31, 2014, there remained an additional $10.0 million of our common stock to be purchased under the modified stock buyback program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions.

On February 18, 2015, our Board of Directors approved the expansion of our Stock Repurchase Program from $10 million to $40 million, under which we are authorized to repurchase shares of our common stock. We plan to make the repurchases from time to time through open market transactions at prevailing prices and/ or through privately-negotiated transactions, and/ or through a pre-arranged Rule 10b5-1 trading plan.

Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

 Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2009 through December 31, 2014 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Cutera, Inc., the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Cutera, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
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

The table set forth below contains certain consolidated financial data for each of our last five fiscal years. The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2014	2013	2012	2011	2010
Net revenue	$78,138	$74,594	$77,277	$60,290	$53,274
Cost of revenue	34,765	32,712	35,737	25,978	23,058
Gross profit	43,373	41,882	41,540	34,312	30,216
Operating expenses:
Sales and marketing	32,246	27,984	28,664	25,499	24,735
Research and development	10,543	9,216	8,427	9,141	7,004
General and administrative	11,203	9,938	11,276	10,104	9,576
Total operating expenses	53,992	47,138	48,367	44,744	41,315
Loss from operations	(10,619)	(5,256)	(6,827)	(10,432)	(11,099)
Interest and other income, net	226	455	497	614	583
Loss before income taxes	(10,393)	(4,801)	(6,330)	(9,818)	(10,516)
Income tax (benefit) provision	219	(54)	218	243	2
Net loss	$(10,612)	$(4,747)	$(6,548)	$(10,061)	$(10,518)
Net loss per share:
Basic and diluted	$(0.74)	$(0.33)	$(0.46)	$(0.73)	$(0.78)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,254	14,421	14,089	13,807	13,540

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2014	2013	2012	2011	2010
Cash, cash equivalents and marketable investments	$81,146	$83,073	$85,572	$88,686	$90,003
Long-term investments	—	—	—	3,027	6,784
Working capital (current assets less current liabilities)	81,900	84,654	88,788	89,075	90,339
Total assets	108,913	108,669	112,794	111,353	111,805
Retained earnings (accumulated deficit)	(25,232)	(14,620)	(9,873)	(3,325)	6,736
Total stockholders’ equity	80,508	84,265	90,774	91,567	95,417

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2014. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are and may be applicable to us.
●	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2014.

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured dermal fillers and cosmeceuticals. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of its Radiesse dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Japan and Switzerland. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 40 countries. As of December 31, 2014, we had a U.S. direct sales force of 33 employees and a direct international sales force of 32 employees.

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

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of recurring revenue which we classify as Upgrade revenue. Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products. For our Titan hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as ”refilling” the hand piece. In Japan, we distribute ZO’s cosmeceutical products, and through the second quarter of 2014, we also distributed Merz Pharma GmbH’s (“Merz”) Radiesse dermal filler product.

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

For a detailed discussion of the significant business trends impacting our business, please see “Results of Operations” below.

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

●	Persuasive evidence of an arrangement exists: We use customer purchase agreements or contracts, or customer purchase orders to determine the existence of an arrangement;
●

Transfer of title: Our standard terms generally specify that title transfers upon shipment to the customer. We generally use third party shipping documents to verify that title has transferred. For service revenue, we use the date that services have been rendered;

●

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

●

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

Stock-based Compensation Expense

Stock options

We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. We use the Black-Scholes-Merton option-pricing model which requires the input of highly subjective assumptions. These assumptions include:

●	Estimating the length of time employees will retain their vested stock options before exercising them (“expected term”);
●	Estimated volatility of our common stock price over the expected term;
●	Number of options that will ultimately not complete their vesting requirements (“forfeiture rate”); and
●	Expected risk-free interest rate and dividend rate over the expected term.

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

Performance Stock Units

Performance stock unit (“PSU”) awards were granted to our officers and other members of management in 2014 and 2013. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the degree of achievement of the performance goals. The stock-based compensation expenses for the PSUs is measured based on the fair market value on the dates of grant of the target number of underlying shares. Stock based compensation expense is recognized over the vesting period using the straight-line method and the expected degree of achievement of the performance goals. At the vesting date, we issue fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by us on behalf of our officers. As a result, the actual number of shares issued is less than the original number of PSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital.

Intangible Assets

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

The valuation and classification of intangible assets and goodwill and the assignment of useful amortization lives for the intangible assets involves judgments and the use of estimates. The evaluation of these intangibles and goodwill for impairment under established accounting guidelines is required on a recurring basis. Changes in business conditions could potentially require future adjustments to asset valuations. If we determine that the remaining useful lives of assets are shorter than we had originally estimated, we accelerate the rate of amortization over the assets’ new, shorter useful lives. A considerable amount of judgment is required in assessing impairment, which includes financial forecasts. Should conditions be different from management’s current estimates, material write-downs of long-lived assets may be required, which would adversely affect our operating results.

As of December 31, 2014, we evaluated the recoverability of our long-lived assets. Relating to the purchased intangible assets associated with the Iridex acquisition in 2012, due to the discontinuation of the manufacture and sale of all products acquired, lower than projected future service revenue, and lower than projected revenue expected from the distributor relationships acquired, we determined based on an undiscounted cash flow model that the remaining carrying value of these assets was impaired. Based on a discounted cash flow model, we measured the impairment of the purchased intangible assets and recorded an impairment charge of $650,000 in cost of revenue in the year ended December 31, 2014. There were no impairment charges or accelerated amortization recorded for the years ended December 31, 2013 or 2012. Our valuation model relied on unobservable inputs (referred to as Level 3 in the fair value hierarchy), that are supported by little or no market activity and reflect the use of significant management judgment and included expected future cash flow streams as well as a market discount rate. Our valuation model is subject to uncertainties that are difficult to predict.

Based on the remaining fair value of the purchased intangible assets, we recorded an impairment charge of $650,000 in cost of revenue in the year ended December 31, 2014. There were no impairment charges or accelerated amortization recorded for the years ended December 31, 2013 or 2012.

Valuation of Inventories

We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored and updated quarterly or as necessary, to reflect changes in raw material costs, labor to manufacture the product and overhead rates. We provide for excess and obsolete inventories when conditions indicate that the selling price could be less than cost due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and estimated market value and charged to cost of revenue to establish a lower cost basis for the inventories. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology, timing of new product introductions and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory provisions that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when product that had previously been written down is sold.

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

Our effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the U.S. The effective tax rate in 2014, 2013 and 2012 was approximately (2)%, 1%, and (3)%, respectively. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates and being higher in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2014, we had an aggregate of approximately $2.6 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. Depending on the timing and nature of the distribution, if the total undistributed earnings of foreign subsidiaries were remitted while the Company is able to utilize its net operating losses, it is likely there would be no material additional tax resulting from the distribution.

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

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2014	2013	2012

Net revenue	100%	100%	100%
Cost of revenue	44%	44%	46%
Gross profit	56%	56%	54%
Operating expenses:
Sales and marketing	41%	38%	37%
Research and development	14%	12%	11%
General and administrative	14%	13%	15%
Total operating expenses	69%	63%	63%
Loss from operations	(13)%	(7)%	(9)%
Interest and other income, net	—%	1%	1%
Loss before income taxes	(13)%	(6)%	(8)%
Income tax (benefit) provision	—%	—%	—%
Net loss	(13)%	(6)%	(8)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2014	% Change	2013	% Change	2012
Revenue mix by geography:
United States	$35,494	13%	$31,487	(1)%	$31,949
Percent of total	45%		42%		41%

Japan	$13,328	(6)%	$14,205	(20)%	$17,826
Asia, excluding Japan	11,023	(2)%	11,263	27%	8,902
Europe	7,792	6%	7,358	48%	4,958
Rest of the world	10,501	2%	10,281	(25)%	13,642
Total international revenue	42,644	(1)%	43,107	(5)%	45,328
Percent of total	55%		58%		59%
Total consolidated revenue	$78,138	5%	$74,594	(3)%	$77,277

Revenue mix by product category:
Products and upgrades	$53,106	10%	$48,374	(2)%	$49,605
Titan and truSculpt hand piece refills	3,714	(13)%	4,267	(11)%	4,807
Dermal fillers and cosmeceuticals	3,479	(18)%	4,264	(24)%	5,645
Total product revenue	60,299	6%	56,905	(5)%	60,057
Service	17,839	1%	17,689	3%	17,220
Total consolidated revenue	$78,138	5%	$74,594	(3)%	$77,277

Revenue by Geography:

Our U.S. revenue increased by 13% in 2014, compared to 2013. We believe the increase in U.S. revenues was attributable to several factors, including:

●	Revenue generated by our recently introduced enlighten and excel HR products;
●	Continued growth of excel V product revenue; partially offset by
●	Reduced productivity of our U.S. sales force, caused in part by field sales and management turnover; and
●	A decline in revenue from our xeo, Genesis Plus and truSculpt products.

Our total international revenue decreased by 1% in 2014, compared to 2013, and represented 55% of our total revenue. The decrease in international revenue was primarily a result of decreased revenue from Canada, the decline in 2014 of the Japanese Yen versus the U.S. Dollar compared to 2013, partially offset by growth in revenue from Australia and the Benelux region.

Revenue by Product Category:

Our product and upgrade revenue increased by 10% in 2014 and decreased by 2% in 2013, compared to the respective prior year periods. The 2014 increase in product and upgrade revenue was primarily attributable to revenue generated by our newly introduced enlighten and excel HR products and the continued growth in excel V sales, partially offset by declines in xeo, Genesis Plus and truSculpt sales. The 2013 decrease in product and upgrade revenue was primarily attributable to a decline of the Japanese Yen versus the U.S. Dollar and the decline of Genesis Plus sales, partially offset by continued growth in excel V sales.

Our service revenue increased by 1% in 2014 and by 3% in 2013, compared to the respective prior year periods. The ratable recognition of service contract fees is the primary component of our service revenue. The increase in 2013 was primarily due to an expanded customer base as well as one additional month of service revenue in 2013, versus 2012, relating to the acquisition of the Iridex aesthetic business in February 2012.

Our Titan and truSculpt hand piece refill revenue decreased by 13% and 11% in 2014 and 2013, compared to the respective prior year periods. The decrease in 2014 was due primarily to declines in Titan hand piece refill revenue caused by reduced utilization. The decrease in 2013 was due primarily to declines in Titan hand piece refill revenue caused by reduced utilization and partly due to decline in the Japanese Yen versus the U.S. Dollar, which was partially offset by an increase in revenue from truSculpt refills. Commencing in the third quarter of 2013, we have repositioned our truSculpt product to include the refurbishment of the hand pieces as part of the original system warranty or ongoing service contracts, thereby enabling our customers unlimited usage as part of the original system warranty.

Our Dermal filler and cosmeceutical business decreased by 18% and 24% in 2014 and 2013, compared to the respective prior year periods. The decrease in 2014 was primarily a result of the discontinuation of the distribution of the Merz Radiesse filler product in Japan in the second quarter of 2014. In addition, the continued devaluation of the Japanese Yen versus the U.S. Dollar by approximately 9% in 2014, compared to 2013, had an adverse impact on our revenue. The decrease in 2013 Dermal filler and cosmeceuticals revenue was primarily the result of a devaluation of the Japanese Yen, versus the U.S. Dollar, by approximately 22%, compared to 2012.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2014	% Change	2013	% Change	2012
Gross Profit	$43,373	4%	$41,882	1%	$41,540
As a percentage of total revenue	56%		56%		54%

Our cost of revenue consists primarily of materials, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue was flat at 56% in 2014, compared to 2013, which was primarily attributable to the following:

●	A $3.5 million increase in total revenue, which improved the leverage of our manufacturing department expenses; offset by
●	A one-time impairment charge of $650,000 for purchased intangibles related to a previous acquisition; and
●	A partial shift in product mix towards lower margin products, primarily as a result of our newly introduced excel HR and enlighten products in 2014 that had a high initial cost structure.

Gross margin as a percentage of net revenue improved to 56% in 2013, compared to 2012, which was primarily attributable to the following:

●	A partial shift in product mix towards higher margin products;
●	Improved gross margin from our Service business, due primarily to reduced material expenses resulting from improved reliability of our products;
●	Results of cost reduction initiatives; and
●	Reduced amortization of intangibles related to the acquisition of Iridex’s aesthetic business.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2014	% Change	2013	% Change	2012
Sales and marketing	$32,246	15%	$27,984	(2)%	$28,664
As a percentage of total revenue	41%		38%		37%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses increased by $4.3 million in 2014, compared to 2013, which was primarily attributable to the following:

●	$2.6 million increase in personnel related expenses in North American, driven primarily by the expansion of our sales force;
●	$1.4 million increase in non-Japan international spending, primarily as a result of higher international sales headcount as well as the expansion of our international operations;
●	$752,000 of increased promotional spending, primarily in North America;
●	$541,000 of increased North American travel and entertainment expenses due to the higher sales headcount; partially offset by
●	$941,000 of decreased Japan expenses resulting primarily from the continued devaluation of the Japanese Yen, versus the U.S. Dollar.

In 2013, sales and marketing expenses decreased by $680,000 compared to 2012. This decrease was primarily attributable to:

●	$1.0 million of decreased Japan expenses resulting primarily from the devaluation of the Japanese Yen, versus the U.S. Dollar;
●	$312,000 of decreased North American travel and entertainment expenses due primarily to reduced business meetings and other cost cutting measures; partially offset by
●	$523,000 of increased North American product demonstration, promotional and marketing expenses.

Sales and marketing expenses as a percentage of net revenue, increased to 41% in 2014, compared to 38% in 2013. This increase was due to a larger increase in expenses, compared to the increase in revenue. Sales and marketing expenses as a percentage of net revenue, increased to 38% in 2013, compare to 37% in 2012. This increase was due to lower revenue in 2012.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2014	% Change	2013	% Change	2012
Research and development	$10,543	14%	$9,216	9%	$8,427
As a percentage of total revenue	14%		12%		11%

Research and development expenses consist primarily of personnel expenses, clinical, regulatory and material costs. R&D expenses increased $1.3 million in 2014, compared to 2013, which was primarily attributable to:

●	$1.0 million higher personnel expenses as a result of increased headcount;
●	$398,000 increase in material spending due to product development efforts related to our two new launched products (enlighten and excel HR); partially offset by
●	A decrease of $110,000 in equipment spending.

In 2013, R&D expenses increased by $789,000, compared to 2012, which primarily attributable to:

●	$1.1 million increase in material spending related to new product development; partially offset by
●	A decrease of $237,000 in outside consulting expenses.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2014	% Change	2013	% Change	2012
General and administrative	$11,203	13%	$9,938	(12)%	$11,276
As a percentage of total revenue	14%		13%		15%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $1.3 million in 2014, compared to 2013, which was primarily attributable to:

●	$1.3 million of increased personnel related expenses;
●	$407,000 of increased legal fees and costs of settlements; partially offset by
●	A reduction of $600,000 in fees resulting from the conclusion of a management consulting engagement that commenced in 2013.

In 2013, G&A expenses decreased by $1.3 million, compared to 2012. This decrease was primarily attributable to:

●	$1.0 million of decreased personnel related expenses;
●	$532,000 of reduced legal fees and costs of settlements;
●	A reduction of $527,000 of business integration expenses, which were incurred in 2012 due to the acquisition of Iridex;
●	$292,000 of reduced accounting fees; partially offset by
●	$800,000 in fees relating to a management consulting engagement in 2013; and
●	$343,000 of increased expenses due to the introduction of the U.S. medical excise tax with effect from January 1, 2013.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	% Change	2013	% Change	2012
Interest income	$406	(4)%	$421	(12)%	$481
Other income (expense), net	(180)	(629)%	34	113%	16
Total interest and other income, net	$226	(50)%	$455	(8)%	$497

Interest income decreased 4% in 2014, compared to 2013, and decreased 12% in 2013, compared to 2012. These decreases in interest income in 2014 and in 2013, were primarily attributable to decreases in our cash, cash equivalents and marketable investments balances and decreased yields on our investments. Our cash, cash equivalents, marketable investments and long-term investments at December 31, 2014, 2013 and 2012 were $81.1 million, $83.1 million and $85.6 million, respectively.

Income Tax (Benefit) Provision

	Year Ended December 31,
(Dollars in thousands)	2014	$ Change	2013	$ Change	2012
Loss before income taxes	$(10,393)	$(5,592)	$(4,801)	$1,529	$(6,330)
Income tax (benefit) provision	219	273	(54)	(272)	218
Effective tax rate	(2)%		1%		(3)%

In 2014, 2013 and 2012, we recorded an income tax provision of $219,000, an income tax benefit of $54,000 and an income tax provision of $218,000, respectively. Our tax provisions for both 2014 and 2012 are primarily related to foreign tax expenses. Our tax benefit for 2013 is primarily related to releases of reserves for Uncertain Tax Positions due to lapses in the applicable statutes of limitations, offset by foreign tax expenses. A full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during each of these years.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations, stock option exercises, and employee stock purchases. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses. The following table summarizes our cash and cash equivalents and marketable investments (in thousands):

	Year ended December 31,
(Dollars in thousands)	2014	2013	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$9,803	$16,242	$(6,439)
Marketable investments	71,343	66,831	4,512
Total	$81,146	$83,073	$(1,927)

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash flows provided by (used in):
Operating activities	$(4,286)	$3,513	$(2,300)
Investing activities	(5,611)	(5,848)	10,153
Financing activities	3,458	(4,969)	1,673
Net (decrease) increase in cash and cash equivalents	$(6,439)	$(7,304)	$9,526

Cash Flows from Operating Activities

We used net cash of $4.3 million in operating activities during 2014, which was primarily attributable to:

●

$5.1 million used for operations based on a net loss of $10.6 million after adjusting for non-cash related items of $5.5 million, consisting primarily of stock-based compensation expense of $3.3 million, depreciation and amortization expense of $1.3 million and $0.7 million of an impairment of intangible assets;

●	$2.0 million used to increase inventories for the addition of the new product line in 2014;
●

$1.5 million used as a result of an increase in accounts receivable that resulted from increased product sales in the three-month period ended December 31, 2014, compared to the same period in 2013; partially offset by

●	$1.7 million generated from an increase in accrued liabilities;
●	$1.4 million generated from an increase in deferred revenue due primarily to a “two years-for the price of one” service contract pricing promotion; and
●	$1.3 million generated from an increase in accounts payable resulting from the higher purchases of inventories relating to the new product lines added in 2014.

We generated net cash of $3.5 million in operating activities during 2013, which was primarily attributable to:

●	$3.1 million generated from an increase in deferred revenue due primarily to a “two years-for the price of one” service contract pricing promotion;
●	$2.1 million generated from a reduction of inventories due primarily to a the consumption of inventories acquired in the Iridex acquisition and a reduction of other inventories; partially offset by
●	$857,000 used as a result of an increase in accounts receivable that resulted from increased product sales in December 2013 compared to December 2012; and
●	$371,000 used as a result of a reduction in accrued liabilities.

Cash Flows from Investing Activities

We used net cash of $5.6 million in investing activities in 2014, which was primarily attributable to:

●	$44.1 million of cash used to purchase marketable investments;
●	$0.7 million of cash used to purchase property and equipment; partially offset by
●	$39.3 million in net proceeds from the sales and maturities of marketable investments.

We used net cash of $5.8 million in investing activities in 2013, which was primarily attributable to:

●	$56.8 million of cash used to purchase marketable investments;
●	$0.5 million of cash used to purchase property and equipment; partially offset by
●	$51.6 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2014 was $3.5 million, which resulted primarily from the issuance of stock through our stock option and employee stock purchase plans.

Net cash used in financing activities in 2013 was $5.0 million, which resulted from:

●	$10.0 million of cash used to repurchase common stock; partially offset by
●	$5.2 million generated from the issuance of stock through our stock option and employee stock purchase plan.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $81.1 million as of December 31, 2014. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years.

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2014:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$5,368	$1,821	$3,467	$80	$—
Capital leases	402	167	235	—	—
Total leases	$5,770	$1,988	$3,702	$80	$—

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2014. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet a $74,000 long-term income tax liability for unrecognized tax benefits and accrued interest as of December 31, 2014. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of December 31, 2014 and 2013, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would potentially decline by approximately $612,000 and $788,000, respectively.

Foreign Currency Exchange

In 2014 and 2013, our international revenue was approximately 55% and 58%, respectively, of total revenue. Approximately 48% and 54%, of this international revenue was denominated in U.S. Dollars, respectively. All of the remaining revenue was denominated in Japanese Yen, Euros, Australian Dollars and Swiss Francs. Our Japanese Yen denominated revenue represents the majority of our foreign currency denominated revenue. In 2014 and 2013, the Japanese Yen, compared to the U.S. Dollar, devalued by approximately 9% and 22%, respectively, which had a significant adverse foreign exchange impact on our revenue − both from a re-measurement loss upon the conversion of our Japanese Yen denominated revenue as well as the additional negative revenue impact due to the effective price increase for the local customers importing our U.S. Dollar denominated systems into Japan. In addition, the Japanese Yen devaluation had a favorable foreign currency translation impact on our local cost of sales and operating expenses.

We have historically not engaged in hedging activities relating to our non-U.S. Dollar operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2014, 2013 and 2012 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	73

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cutera, Inc.

Brisbane, California

We have audited the accompanying consolidated balance sheet of Cutera, Inc. as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cutera, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cutera Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 16, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cutera, Inc.:

We have audited the accompanying consolidated balance sheet of Cutera, Inc. as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. Our audit also included the financial statement schedule at Item 15(a) for each of the years in the two-year period ended December 31, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cutera, Inc. as of December 31, 2013, and the consolidated results of its operations, and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California

March 17, 2014

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$9,803	$16,242
Marketable investments	71,343	66,831
Accounts receivable, net of allowance for doubtful accounts of $0 and $19, respectively	11,137	9,679
Inventories	10,988	9,006
Deferred tax assets	26	31
Other current assets and prepaid expenses	1,591	1,507
Total current assets	104,888	103,296
Property and equipment, net	1,461	1,362
Deferred tax assets, net of current portion	269	329
Intangibles, net	595	2,019
Goodwill	1,339	1,339
Other long-term assets	361	324
Total assets	$108,913	$108,669
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,083	$1,820
Accrued liabilities	11,007	9,328
Deferred revenue	8,898	7,494
Total current liabilities	22,988	18,642
Deferred revenue, net of current portion	4,346	4,340
Income tax liability	145	108
Other long-term liabilities	926	1,314
Total liabilities	28,405	24,404
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 14,446,950 and 13,931,833 shares at December 31, 2014 and 2013, respectively	14	14
Additional paid-in capital	105,721	98,820
Accumulated deficit	(25,232)	(14,620)
Accumulated other comprehensive income	5	51
Total stockholders’ equity	80,508	84,265
Total liabilities and stockholders’ equity	$108,913	$108,669

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net revenue:
Products	$60,299	$56,905	$60,057
Service	17,839	17,689	17,220
Total net revenue	78,138	74,594	77,277
Cost of revenue:
Products	26,796	24,179	26,911
Service	7,969	8,533	8,826
Total cost of revenue	34,765	32,712	35,737
Gross profit	43,373	41,882	41,540
Operating expenses:
Sales and marketing	32,246	27,984	28,664
Research and development	10,543	9,216	8,427
General and administrative	11,203	9,938	11,276
Total operating expenses	53,922	47,138	48,367
Loss from operations	(10,619)	(5,256)	(6,827)
Interest and other income, net	226	455	497
Loss before income taxes	(10,393)	(4,801)	(6,330)
Income tax (benefit) provision	219	(54)	218
Net loss	$(10,612)	$(4,747)	$(6,548)

Net loss per share:
Basic and diluted	$(0.74)	$(0.33)	$(0.46)
Weighted-average number of shares used in per share calculations:
Basic and diluted	14,254	14,421	14,089

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net loss	$(10,612)	$(4,747)	$(6,548)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(42)	(21)	959
Less: Reclassification adjustment for net gains on investments recognized during the year	(4)	(9)	(19)
Net change in unrealized gain (loss) on available-for-sale investments	(46)	(30)	940
Tax provision (benefit)	—	—	18
Other comprehensive income (loss), net of tax	(46)	(30)	922
Comprehensive loss	$(10,658)	$(4,777)	$(5,626)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2011	13,948,395	$14	$95,719	$(3,325)	$(841)	$91,567
Issuance of common stock for employee purchase plan	46,982	—	289	—	—	289
Exercise of stock options	211,551	—	1,480	—	—	1,480
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	26,548	—	(101)	—	—	(101)
Stock-based compensation expense	—	—	3,159	—	—	3,159
Tax benefit from exercises of stock-based payment awards	—	—	6	—	—	6
Net loss	—	—	—	(6,548)	—	(6,548)
Net change in unrealized gain (loss) on available-for-sale investments (net of $18 of tax provision)	—	—	—	—	922	922
Balance at December 31, 2012	14,233,476	14	100,552	(9,873)	81	90,774
Issuance of common stock for employee purchase plan	51,338	—	362	—	—	362
Exercise of stock options	612,210	1	5,048	—	—	5,049
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	95,256	—	(222)	—	—	(222)
Repurchase of common stock	(1,060,447)	(1)	(10,030)	—	—	(10,031)
Stock-based compensation expense	—	—	3,110	—	—	3,110
Net loss	—	—	—	(4,747)	—	(4,747)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	(30)	(30)
Balance at December 31, 2013	13,931,833	14	98,820	(14,620)	51	84,265
Issuance of common stock for employee purchase plan	52,759	—	451	—	—	451
Exercise of stock options	396,970	—	3,307	—	—	3,307
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	65,388	—	(156)	—	—	(156)
Stock-based compensation expense	—	—	3,299	—	—	3,299
Net loss	—	—	—	(10,612)	—	(10,612)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	(46)	(46)
Balance at December 31, 2014	14,446,950	$14	$105,721	$(25,232)	$5	$80,508

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(10,612)	$(4,747)	$(6,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,299	3,110	3,160
Tax benefit (deficit) from stock-based compensation	—	—	6
Excess tax benefit related to stock-based compensation	—	—	(6)
Depreciation and amortization	1,336	1,304	1,606
Impairment of intangible assets	650	—	—
Other	206	243	(87)
Changes in assets and liabilities:
Accounts receivable	(1,460)	(857)	(3,690)
Inventories	(1,982)	2,108	1,167
Other current assets and prepaid expenses	239	345	859
Other long-term assets	(37)	73	89
Accounts payable	1,263	(287)	(466)
Accrued liabilities	1,650	(371)	(177)
Other long-term liabilities	(285)	(218)	(62)
Deferred revenue	1,410	3,114	1,915
Income tax liability	37	(304)	(66)
Net cash provided by (used in) operating activities	(4,286)	3,513	(2,300)
Cash flows from investing activities:
Acquisition of property, equipment and software	(734)	(517)	(516)
Acquisition of intangible asset	—	(155)	—
Business acquisition	—	—	(5,091)
Disposal of property and equipment	—	63	—
Proceeds from sales of marketable and long-term investments	12,354	15,578	31,564
Proceeds from maturities of marketable investments	26,915	36,030	43,009
Purchase of marketable investments	(44,146)	(56,847)	(58,813)
Net cash (used in) provided by investing activities	(5,611)	(5,848)	10,153
Cash flows from financing activities:
Repurchase of common stock	—	(10,031)	—
Proceeds from exercise of stock options and employee stock purchase plan	3,602	5,189	1,667
Payments on capital lease obligation	(144)	(127)	—
Excess tax benefit related to stock-based compensation	—	—	6
Net cash provided by (used in) financing activities	3,458	(4,969)	1,673
Net (decrease) increase in cash and cash equivalents	(6,439)	(7,304)	9,526
Cash and cash equivalents at beginning of year	16,242	23,546	14,020
Cash and cash equivalents at end of year	$9,803	$16,242	$23,546
Supplemental cash flow information:
Cash paid for interest	26	19	—
Cash paid for income taxes	$225	$337	$307
Supplemental non-cash investing and financing activities:
Assets acquired under capital lease	$70	$577	$—

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key product platforms: CoolGlide®, xeo, solera®, Genesis Plus, excel V, truSculpt, excel HR and enlighten. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, upgrades, hand pieces, hand piece refills (Titan® and truSculpt) and the distribution of third party manufactured dermal fillers and cosmeceuticals are classified as “Product” revenue. In the second quarter of 2014, the Company terminated its agreement with Merz Pharma GmbH (“Merz”) for the distribution of its Radiesse dermal filler product. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates their estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, valuation of inventories, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of options to purchase the Company’s common stock and other share based awards, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. Carrying amounts of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate their fair values as of the balance sheet dates because of their generally short maturities.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments is the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value, the length of the time and the extent to which the market value of the investment has been less than cost, the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2014, 2013, and 2012.

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

Accounts receivable are typically unsecured and are derived from revenue earned from worldwide customers. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. No single customer represented more than 10% of net accounts receivable as of either December 31, 2014 or 2013.

During the years ended December 31, 2014, 2013, and 2012, domestic revenue accounted for 45%, 42%, and 41%, respectively, of total revenue, while international revenue accounted for 55%, 58%, and 59%, respectively, of total revenue, for each of the years. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2014, 2013, and 2012.

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

The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years. Amortization expense related to demonstration units is recorded in cost of revenue or in the respective operating expense line based on which function and purpose for which it is being used for. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to cost of revenue.

As of December 31, 2014 and 2013, demonstration inventories included in the “Finished goods inventory” balance was $2.3 million and $1.8 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation recognized is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives
Leasehold improvements	Lesser of useful life or term of lease
Office equipment and furniture (years)	3
Machinery and equipment (years)	3

Upon sale or retirement of assets, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Depreciation expense related to property, equipment and leasehold improvements for 2014, 2013 and 2012, were $562,000, $602,000 and $436,000 respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased technology sub-licenses, acquired customer relationships, and those assets acquired in conjunction with an asset acquisition in February 2012 including, existing customer relationships, product portfolio and a manufacturing process for the products acquired. All identifiable intangibles have finite lives and are carried at cost, net of accumulated amortization. Amortization was recorded using the straight-line method, over their respective useful lives, which range from approximately 11 months to 10 years.

Impairment of Long-lived Assets

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2014, there has been no impairment of goodwill.

The Company evaluates the recoverability of its long-lived assets, which include amortizable intangible and tangible assets. Acquired intangible assets with definite useful lives are amortized over their useful lives. The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of long-lived assets may not be recoverable. The Company recognizes such impairment in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. In 2014, the Company’s impairment review indicated that certain purchased long-lived assets associated with the Iridex acquisition were impaired and an impairment charge of $650,000 was recognized. No other impairment losses were incurred in the periods presented.

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

Revenue Recognition

Product, Upgrade, Titan hand piece refill, and Dermal filler and cosmeceutical revenue is recognized when title and risk of ownership has been transferred, provided that:

●	Persuasive evidence of an arrangement exists;
●	The price is fixed or determinable;
●	Delivery has occurred or services have been rendered; and
●	Collectability is probable.

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

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2014, 2013, and 2012 was $17.8 million, $17.7 million, and $17.2 million, respectively.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in our internal manufacturing processes, technology license amortization and royalties, costs associated with product warranties and any inventory or intangible write-downs.

The Company's system sales include a control console, universal graphic user interface, control system software, high voltage electronics and a combination of applications (referred to as hand pieces). Hand pieces are programmed to have a limited number of uses to ensure the safety of the device to patients. The Company sells refurbished hand pieces, or "refills," of its Titan product and provides for refurbishment of other hand pieces under warranty or service contracts. When customers purchase a replacement hand piece (or “refill”) or are provided a replacement hand piece under a warranty or service contract, Cutera ships a previously refurbished unit. Upon the receipt of the expended hand piece from the customer the Company capitalizes the expended hand piece as inventory at the estimated fair value. Cost of revenue includes the costs incurred to refurbish hand pieces.

Research and Development Expenditures

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2014, 2013 and 2012 were $1.6 million, $1.6 million and $1.3 million, respectively.

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

The Company establishes reserves for uncertain tax positions in accordance with the Income Taxes subtopic of ASC 740. The subtopic prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. Additionally, the subtopic provides guidance on de-recognition, measurement, classification, interest and penalties, and transition of uncertain tax positions. The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. The Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination that the tax position is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

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

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income (loss) consisted solely of the unrealized gains or losses on the Company's available-for-sale investments, net of tax.

Foreign Currency

The U.S. Dollar is the functional currency of the Company’s subsidiaries. Monetary and non-monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period, except for those expenses related to non-monetary assets which are re-measured at historical exchange rates. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2014. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2014.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2014 and 2013, 71% and 83%, respectively, of all long-lived assets were maintained in the U.S. See Note 10 for details relating to revenue by geography.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2017. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Consolidated Financial Statements and related disclosures.

NOTE 2—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2014	2013
Cash and cash equivalents:
Cash	$7,761	$3,816
Cash equivalents:
Money market funds	242	9,926
Commercial paper	1,800	2,500
Total cash and cash equivalents	9,803	16,242

Marketable securities:
U.S. government notes	18,361	10,522
U.S. government agencies	19,800	25,858
Municipal securities	3,607	2,039
Commercial paper	10,695	10,242
Corporate debt securities	18,880	18,170
Total marketable securities	71,343	66,831

Total cash, cash equivalents and marketable securities	$81,146	$83,073

The following table summarizes unrealized gains and losses related to our marketable investments (in thousands):

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$9,803	$—	$—	$9,803

Marketable investments
U.S. government notes	18,345	17	(1)	18,361
U.S. government agencies	19,768	33	(1)	19,800
Municipal securities	3,607	3	(3)	3,607
Commercial paper	10,693	2	—	10,695
Corporate debt securities	18,875	13	(8)	18,880
Total marketable securities	71,288	68	(13)	71,343

Total cash, cash equivalents and marketable securities	$81,091	$68	$(13)	$81,146

December 31, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$16,242	$—	$—	$16,242

Marketable investments
U.S. government notes	10,516	11	(5)	10,522
U.S. government agencies	25,823	38	(3)	25,858
Municipal securities	2,043	1	(5)	2,039
Commercial paper	10,239	3	—	10,242
Corporate debt securities	18,109	61	—	18,170
Total marketable securities	66,730	114	(13)	66,831

Total cash, cash equivalents and marketable securities	$82,972	$114	$(13)	$83,073

No investments were in a continuous unrealized loss position for longer than 12 months.

The following table summarizes the estimated fair value of our marketable investments classified by the contractual maturity date of the security as of December 31, 2014 (in thousands):

Amount
Due in less than one year (fiscal year 2015)	$37,023
Due in 1 to 3 years (fiscal year 2016 - 2017)	34,320
$71,343

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$242	$—	$—	$242
Commercial paper	—	1,800	—	1,800
Short term marketable investments:
Available-for-sale securities	—	71,343	—	71,343
Total assets at fair value	$242	$73,143	$—	$73,385

December 31, 2013	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,926	$—	$—	$9,926
Commercial paper	—	2,500	—	2,500
Short term marketable investments:
Available-for-sale securities	—	66,831	—	66,831
Total assets at fair value	$9,926	$69,331	$—	$79,257

The Company’s Level 1 financial assets are money market funds with fair values are based on quoted market prices The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2014 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

The table presented below summarizes the change in carrying value associated with Level 3 financial assets, which represents the Company’s investment in long term Auction Rate Securities, for the year ended December 31, 2012 (in thousands):

Amount
Balance at December 31, 2011	$3,027
Total gains or losses (realized or unrealized)
Included in other comprehensive income (loss)	262
Settlements	(3,289)
Balance at December 31, 2012, 2013 and 2014	$—

At December 31, 2014, the Company evaluated the fair values of its intangible assets, which are classified within Level 3 of the fair value hierarchy. With respect to the purchased intangible assets associated with the Iridex acquisition in 2012, the Company determined that there was impairment in the value of these intangible assets based on an undiscounted cash flow model. Based on a discounted cash flow model, we measured the impairment of the purchased intangibles. This model relied on Level 3 inputs that included expected future cash flow streams as well as a market discount rate and is subject to uncertainties that are difficult to predict.

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

NOTE 4—BALANCE SHEET DETAIL

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$7,185	$5,989
Finished goods	3,803	3,017
Total	$10,988	$9,006

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2014	2013
Leasehold improvements	$641	$625
Office equipment and furniture	2,964	3,285
Machinery and equipment	4,140	3,876
	7,745	7,786
Less: Accumulated depreciation	(6,284)	(6,424)
Property and equipment, net	$1,461	$1,362

Included in machinery and equipment are financed vehicles used by the Company’s North American sales employees. As of December 31, 2014 and 2013, the gross capitalized value of the leased vehicles was $647,000 and $577,000 and the related accumulated depreciation was $253,000 and $98,000, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit, and, customer relationships in the Benelux countries acquired from a former distributor in 2013. The components of intangible assets at December 31, 2014 and 2013 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization & Impairment Amount	Net Amount
December 31, 2014
Patent sublicense	$1,218	$1,206	$12
Customer relationship intangible related to acquisition	2,510	1,998	512
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	84	71
Goodwill	1,339	—	1,339
Total	$6,002	$4,068	$1,934
December 31, 2013
Patent sublicense	$1,218	$1,068	$150
Customer relationship intangible related to acquisition	2,510	962	1,548
Other identified intangible assets related to acquisition	780	607	173
Other intangible	155	6	149
Goodwill	1,339	—	1,339
Total	$6,002	$2,643	$3,359

As of December 31, 2014, the Company evaluated the recoverability of its long-lived assets. Relating to the purchased intangible assets associated with the Iridex acquisition in 2012, due to the discontinuation of the manufacture and sale of all products acquired, lower than projected future Service revenue, and lower than projected revenue expected from the distributor relationships acquired, the Company concluded based on future undiscounted cash flows that the remaining carrying value of these assets was impaired. As a result, the Company recorded an impairment charge of $650,000 in cost of revenue.

Amortization expense (excluding the impairment charge described above) in 2014, 2013, and 2012 for intangible assets was $773,000, $702,000, and $1.2 million, respectively.

Based on intangible assets recorded at December 31, 2014, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining estimated annual amortization expense is expected to be as follows (in thousands):

Year ending December 31,	Amount
2015	$452
2016	142
2017	1
Total	$595

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Payroll and related expenses	$5,533	$4,753
Sales tax	1,789	1,307
Warranty	1,167	1,202
Other	2,518	2,066
Total	$11,007	$9,328

NOTE 5—WARRANTY AND SERVICE CONTRACTS

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France and Japan as well as through a network of distributors and third-party service providers in several other countries where it does not have a direct presence. The Company provides a warranty with its products, depending on the type of product. After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale.

Warranty Accrual (in thousands)

	December 31,
	2014	2013
Balance at beginning of year	$1,202	$1,212
Add: Accruals for warranties issued during the year	2,497	3,420
Less: Settlements made during the year	(2,532)	(3,430)
Balance at end of year	$1,167	$1,202

Deferred Service Contract Revenue (in thousands)

	December 31,
	2014	2013
Balance at beginning of year	$11,637	$8,539
Add: Payments received	13,913	15,026
Less: Revenue recognized	(12,601)	(11,928)
Balance at end of year	$12,949	$11,637

Costs incurred under service contracts in 2014, 2013 and 2012 amounted to $6.6 million, $6.9 million, and $7.2 million, respectively, and are recognized as incurred.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2014, the Company had the following stock-based employee compensation plans:

2004 Equity Incentive Plan and 1998 Stock Plan

In 1998, the Company adopted the 1998 Stock Plan, or 1998 Plan, under which 4,650,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants.

On January 12, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan. A total of 1,750,000 shares of common stock were originally reserved for issuance pursuant to the 2004 Equity Incentive Plan. In addition, the shares reserved for issuance under the 2004 Equity Incentive Plan included shares reserved but un-issued under the 1998 Plan and shares returned to the 1998 Plan as the result of termination of options or the repurchase of shares. In 2012 the stockholders approved a “fungible share” provision whereby each full-value award issued under the 2004 Equity Incentive Plan results in a requirement to subtract 2.12 shares from the shares reserved under the Plan.

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable. Options granted under the Plan to employees generally vest over a four year term from the vesting commencement date and become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th on the last day of each calendar month until all of the shares have become exercisable. During 2013 and 2012 the officers of the Company were granted options that vest over a three year term at the rate of 1/3rd on the one year anniversary of the vesting commencement date and 1/36th thereafter. In 2014 the officers of the Company were granted RSUs and PSUs but were not granted any options. The contractual term of the options granted in 2013 and 2012 was seven years.

In accordance with the 2004 Equity Incentive Plan, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. Commencing with 2012, the Company’s non-employee directors get $60,000 of RSUs annually that cliff-vest on the one year anniversary of the grant date. In the years ended December 31, 2014, 2013 and 2012, the Company issued 38,688, 40,674 and 52,938 shares of stock to its non-employee directors, respectively.

In the years ended December 31, 2014 and 2013, the Company’s Board of Directors granted 211,250 and 148,004, respectively, of RSUs to its executive officers and certain members of the Company’s management. The RSUs granted to the employees vest at the rate of one-fourth on the one-year anniversary of the grant date, and one-fourth in each of the subsequent three years. The RSUs granted to the executive officers vest at the rate of one-third on the one-year anniversary of the grant date, and one-third in each of the subsequent two years. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense using the straight-line method over the vesting period.

In addition, in the years ended December 31, 2014 and 2013 the Company’s Board of Directors granted its executive officers and certain senior management employees 105,000 and 33,751 of PSUs that had a vesting date of June 30, 2015, and June 1, 2014, respectively, subject to the recipient’s continued service through that date and achievement of the pre-established performance objectives. At the vest date, the Company issues fully-paid up common stock, based on the degree of achievement towards pre-established targets. The Company’s targets were based on revenue and operating loss improvements, compared to the same period in the prior year. The Company recognizes stock based compensation expense over the requisite services period if it is probable that the performance goals will be met.

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

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2014, 2013, 2012 and 2011. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. In the years ended December 31, 2014 and 2013, under the 2004 ESPP, the Company issued 52,759 and 51,338 shares, respectively. At December 31, 2014, 905,857 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2011	474,537	3,549,022	$9.92	4.6	0.4
Additional shares reserved(2)	1,910,000	—	—
Options granted	(921,500)	921,500	$7.04
Options exercised	—	(211,551)	$7.00
Options cancelled (expired or forfeited)	470,732	(470,732)	$9.45
Stock awards granted	(314,159)	—	—
Stock awards cancelled (expired or forfeited)	24,746	—	—
Balances as of December 31, 2012	1,644,356	3,788,239	$9.44	4.3	$2.6
Options granted	(1,007,166)	1,007,166	$8.97
Options exercised	—	(612,210)	$8.16
Options cancelled (expired or forfeited)	391,033	(391,033)	$10.37
Stock awards granted	(399,997)	—	—
Stock awards cancelled (expired or forfeited)	81,257	—	—
Balances as of December 31, 2013	709,483	3,792,162	$9.42	4.2	$5.1
Additional shares reserved(3)	200,000	—	—
Options granted	(486,300)	486,300	$9.78
Options exercised	—	(396,970)	$8.33
Options cancelled (expired or forfeited)	418,925	(418,925)	$11.15
Stock awards granted	(764,394)	—	—
Stock awards cancelled (expired or forfeited)	52,046	—	—
Balances as of December 31, 2014	129,760	3,462,567	$9.39	3.4	$5.7
Exercisable as of December 31, 2014		2,330,762	$9.62	2.7	$3.7
Expected to vest, net of estimated forfeitures, as of December 31, 2014		909,562	$8.86	4.96	$1.7

(1)	Based on the closing stock price of the Company’s stock of $10.68 on December 31, 2014, $10.18 on December 31, 2013, $9.00 on December 30, 2012 and $7.45 on December 31, 2011.
(2)	Approved by stock holders in 2012.
(3)	Approved by Board of Directors in 2014, subject to stock holder’s approval in 2015.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2014. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2014, 2013 and 2012 was $824,000, $2.1 million, and $397,000, respectively. The options outstanding and exercisable at December 31, 2014 were in the following exercise price ranges:

	Options Outstanding		Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
$6.54	17,125	1.30	17,125	$6.54
$6.88	460,530	4.37	278,266	6.88
$7.11–$ 8.66	442,525	1.63	428.942	8.53
$8.72	473,989	3.21	431,615	8.72
$8.80	553,795	5.08	196,926	8.80
$8.81–$9.65	432,778	5.47	114,960	9.15
$9.74–$10.03	183,000	4.66	28,000	9.74
$10.24	441,325	2.21	441,325	10.24
$10.32–$14.78	354,500	1.36	290,603	11.14
$16.25–$25.73	103,000	0.81	103,000	20.93
$6.54–$25.73	3,462,567	3.42	2,330,762	$9.62

As of December 31, 2013 there were 2,221,657 options that were exercisable at a weighted average exercise price of $10.14.

Stock Awards (RSU and PSU) Activity Table

Information with respect to restricted stock units’ and performance stock units’ activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2011	55,253	$9.55			$412
Granted	148,188	$6.85
Vested (3)	(41,522)	$9.79	$279	(4)
Forfeited	(13,210)	$7.39
Outstanding at December 31, 2012	148,709	$6.99			$1,338
Granted	188,678	$8.94
Vested (3)	(119,505)	$7.68	$1,091	(5)
Forfeited	(38,417)	$8.11
Outstanding at December 31, 2013	179,465	$8.34			$1,827
Granted	360,563	$9.72
Vested (3)	(81,157)	$8.62	$777	(6)
Forfeited	(24,550)	$8.14
Outstanding at December 31, 2014	434,321	$9.31			$4,639

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(2)	Based on the closing stock price of the Company’s stock of $10.68 on December 31, 2014, $10.18 on December 31, 2013, $9.00 on December 30, 2012 and $7.45 on December 31, 2011.
(3)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)	On the grant date, the fair value for these vested awards was $407,000.
(5)	On the grant date, the fair value for these vested awards was $917,000.
(6)	On the grant date, the fair value for these vested awards was $699,000.

Performance Stock Units

In 2014 and 2013, the Company granted its executive officers and certain senior management 105,000 and 33,751 PSUs that vest on June 30, 2015 and June 1, 2014, respectively, subject to the recipient’s continued service through that date. At the vest date, the Company issues fully-paid up common stock based on the percentage achievement of each performance goal. For the July 1, 2014 to June 30, 2015 PSUs, there are three performance goals. For the June 1, 2013 to May 30, 2014 PSUs, there were also three performance goals, related to Company revenue and profitability targets, based on which the Company issued 5,625 shares of common stock on June 1, 2014.

Stock-Based Compensation

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Stock options	$1,811	$2,201	$2,421
RSUs	875	631	501
PSUs	455	162	138
ESPP	158	116	100
Total stock-based compensation expense	$3,299	$3,110	$3,160

As of December 31, 2014, the unrecognized compensation cost, net of expected forfeitures, was $4.9 million for stock options and stock awards, which will be recognized using the straight-line attribution method over an estimated weighted-average remaining amortization period of 2.31 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $59,000, which will be recognized using the straight- line attribution method over an estimated weighted-average amortization period 0.33 years.

The Company issues new shares of common stock upon the exercise of stock options, vesting of RSUs and PSUs, and the issuance of ESPP shares. The amount of cash received from these issuances, net of taxes withheld and paid, in 2014, 2013 and 2012 was $3.6 million, $5.2 million and $1.7 million. The total direct tax benefit realized, including the excess tax benefit, from stock-based award activity was $6,000 in 2012. There was no direct tax benefit (deficit) in 2013 or 2014. The Company elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Statement of Operations.

Total stock-based compensation expense recorded by department during the year ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of revenue	$560	$638	$658
Sales and marketing	641	744	657
Research and development	581	397	514
General and administrative	1,517	1,331	1,331
Total stock-based compensation expense	$3,299	$3,110	$3,160

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

	Stock Options			Stock Purchase Plan
	2014	2013	2012	2014	2013	2012

Expected term (in years)(1)	4.18	4.30	4.17	0.50	0.50	0.50
Risk-free interest rate(2)	1.31%	1.13%	0.45%	0.06%	0.08%	0.15%
Volatility(3)	41%	43%	44%	37%	44%	43%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

Weighted average estimated fair value at grant date	$3.36	$3.22	$2.47	$2.65	$2.84	$2.16

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

RSU Withholdings

For RSUs granted to employees, the number of shares issued on the date the RSUs vest is net of the tax withholding requirements paid on behalf of the employees. In 2014, 2013 and 2012, the Company withheld 15,769, 24,249, and 14,974 shares of common stock, respectively, to satisfy its employees’ tax obligations of $156,000, $222,000, and $101,000, respectively. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

Share Repurchase Program

On August 5, 2013, the Company’s Board of Directors modified Cutera, Inc.’s stock buyback program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the stock buyback program permits the Company to purchase an aggregate of $20 million of its common stock through a 10b5-1 program based on predetermined pricing and volume as well as open-market purchases that are subject to management discretion and regulatory restrictions

In the year ended December 31, 2013, the Company repurchased 1,060,447 shares of its common stock at an average price of $9.43 per share, for approximately $10.0 million. The Company did not repurchase any shares of its common stock in 2014. As of December 31, 2014, there remained an additional $10.0 million of the Company's common stock to be purchased under the modified stock buyback program. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions.

On February 18, 2015, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program from $10 million to $40 million, under which the Company is authorized to repurchase shares of its common stock. The Company plans to make the repurchases from time to time through open market transactions at prevailing prices and/ or through privately-negotiated transactions, and/ or through a pre-arranged Rule 10b5-1 trading plan.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
U.S.	$(10,592)	$(4,919)	$(6,767)
Foreign	199	118	437
Loss before income taxes	$(10,393)	$(4,801)	$(6,330)

 The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$(7)	$(329)	$(13)
State	19	7	(56)
Foreign	110	159	366
	122	(163)	297
Deferred:
Federal	32	33	(12)
State	—	—	—
Foreign	65	76	(67)
	97	109	(79)
Tax (benefit) provision	$219	$(54)	$218

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2014	2013
Net operating loss	$12,138	$11,014
Stock-based compensation	3,884	3,806
Other accruals and reserves	4,735	3,686
Credits	3,808	3,121
Foreign	295	360
Accrued warranty	417	441
Depreciation and amortization	998	224
Other	66	470
Deferred tax asset before valuation allowance	26,341	23,122
Valuation allowance	(26,046)	(22,762)
Deferred tax asset after valuation allowance	295	360
Deferred tax liability on goodwill	(71)	(39)
Net deferred tax asset	$224	$321

The Company’s deferred tax asset balance is reported in the following captions in the Consolidated Balance Sheets (in thousands):

	December 31,
	2014	2013
Deferred tax asset (current portion)	$26	$31
Deferred tax asset, net of current portion	269	329
Accrued liabilities (non-current deferred tax liability)	(71)	(39)
Net deferred tax asset after valuation allowance	$224	$321

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2014	2013	2012
U.S. federal statutory income tax rate	34.00%	35.00%	35.00%
State tax rate, net of federal benefit	1.62	1.57	3.28
Benefit for research and development credit	7.24	19.91	3.40
Foreign rate differential	(1.04)	(4.53)	(1.49)
Changes in unrecognized tax benefits	(0.53)	2.60	1.06
Foreign income inclusion	—	—	(0.05)
Income tax refund	0.08	0.19	1.07
Stock-based compensation	(5.56)	(34.33)	(21.31)
Meals and entertainment	(1.11)	(2.10)	(1.68)
Tax effect of other comprehensive income	—	—	0.28
Valuation allowance	(36.58)	(17.82)	(21.15)
Other	(0.22)	0.63	(1.86)
Effective tax rate	(2.10)%	1.12%	(3.45)%

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets due to its history of operating losses. In the years ended December 31, 2014, 2013 and 2012, there was a net increase in the valuation allowance of $3.3 million, $0.9 million, and $1.4 million, respectively.

As of December 31, 2014, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $34.3 million and $10.4 million, respectively. The federal net operating loss carry-forwards expire through the year 2034 and the state net operating loss carry-forwards expire at various dates through the year 2033. The Company maintained a valuation allowance against these net operating loss carry-forwards as of December 31, 2014.

As of December 31, 2014, the Company had research and development tax credits for federal and state income tax purposes of approximately $4.2 million and $5.1 million, respectively. The federal research and development tax credits expire through the year 2034. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company maintained a valuation allowance against these tax credits as of December 31, 2014.

Included in the net operating loss and research and development tax credit carryforwards are approximately $4.2 million of excess tax benefits from employee stock option exercises, for which the Company has not recorded a deferred tax asset. When such excess tax benefits are ultimately realized, the Company will record the deferred tax asset and the credit to additional paid in capital.

Utilization of U.S. net operating losses and tax credit carryforwards may be limited by “ownership change” rules, as defined in Section 382 of the Internal Revenue Code. Similar rules may apply under state tax laws. The Company has not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Internal Revenue Code as and when it starts utilizing its net operating losses and tax credits. The Company will continue to monitor activities in the future. In the event the Company previously experienced an ownership change, or should experience an ownership change in the future, the amount of net operating losses and research and development credit carryovers available in any taxable year could be limited and may expire unutilized.

Undistributed earnings of the Company’s foreign subsidiaries at both December 31, 2014 and 2013 were approximately $2.6 million, are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability would be reduced by any foreign income taxes previously paid on these earnings. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2004 through 2014 tax years generally remain subject to examination by U.S., federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2009 through 2014 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2012 to December 31, 2014 (in thousands):

	Year Ended December 31,
	2014	2013	2012
Balance at beginning of year	$535	$536	$583
Increases related to prior year tax positions	—	36	—
Increases related to current year tax positions	62	116	29
Decreases related to lapsing of statute of limitations	—	(153)	(76)
Balance at end of year	$597	$535	$536

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate at December 31, 2014 and 2013, were approximately $33,000. As of December 31, 2014 and 2013, the Company had accrued approximately $41,000 and $37,000 for payment of interest, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not materially change within the next 12 months.

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

	Year Ended December 31,
	2014	2013	2012
Options to purchase common stock	3,489	3,830	3,746
Restricted stock units	213	173	97
Employee stock purchase plan shares	86	72	78
Performance stock units	37	34	8
Total	3,825	4,109	3,929

NOTE 9—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2014, 2013 and 2012, the Company made discretionary contributions under the 401(k) Plan of $211,000, $184,000 and $146,000 respectively.

For the Company’s Japanese subsidiary, it has established an employee retirement plan at its discretion. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2014, and the related expense for each of the three years then ended was not significant.

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

The following table summarizes revenue by geographic region, which is based on the shipping location of where the product is delivered, and product category (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenue mix by geography:
United States	$35,494	$31,487	$31,949
Japan	13,328	14,205	17,826
Asia, excluding Japan	11,023	11,263	8,902
Europe	7,792	7,358	4,958
Rest of the world	10,501	10,281	13,642
Consolidated total	$78,138	$74,594	$77,277
Revenue mix by product category:
Products and upgrades	$53,106	$48,374	$49,605
Titan and truSculpt hand piece refills	3,714	4,267	4,807
Dermal filler and cosmeceuticals	3,479	4,264	5,645
Total product revenue	60,299	56,905	60,057
Service	17,839	17,689	17,220
Consolidated total	$78,138	$74,594	$77,277

NOTE 11—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2014, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2015	$1,821
2016	1,745
2017	1,722
2018	78
2019	2
Future minimum rental payments	$5,368

Gross rent expense in 2014, 2013 and 2012 was $1.5 million, $1.6 million and $1.6 million, respectively.

Vehicle Leases

As of December 31, 2014, the Company was committed to minimum lease payments for leased vehicles under long-term non-cancelable capital leases as follows (in thousands):

Year Ending December 31,	Amount
2015	$167
2016	211
2017	24
Future minimum lease payments	$402

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2014 or 2013.

Indemnifications

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of its directors and executive officers and certain key employees. The Company’s exposure under its various indemnification obligations is unknown and not reasonably estimable as they involve future claims that may be made against the Company. As such, the Company has not accrued any amounts for such obligations.

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of December, 2014, the Company had accrued $74,000 related to pending product liability and contractual lawsuits.

NOTE 12—SUBSEQUENT EVENTS

On February 18, 2015, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program from $10 million to $40 million, under which the Company is authorized to repurchase shares of its common stock. The Company plans to make the repurchases from time to time through open market transactions at prevailing prices and/ or through privately-negotiated transactions, and/ or through a pre-arranged Rule 10b5-1 trading plan.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	March 31, 2013
Net revenue	$25,499	$18,726	$17,724	$16,189	$22,239	$16,828	$19,560	$15,967
Cost of revenue	11,679	7,935	7,848	7,303	9,202	7,651	8,442	7,417
Gross profit	13,820	10,791	9,876	8,886	13,037	9,177	11,118	8,550
Operating expenses:
Sales and marketing	9,356	7,805	7,754	7,331	7,804	6,554	7,170	6,456
Research and development	2,649	2,628	2,622	2,644	2,438	2,440	2,217	2,121
General and administrative	3,407	2,897	2,335	2,564	3,135	2,160	2,354	2,289
Total operating expenses	15,412	13,330	12,711	12,539	13,377	11,154	11,741	10,866
Income (loss) from operations	(1,592)	(2,539)	(2,835)	(3,653)	(340)	(1,977)	(623)	(2,316)
Interest and other income, net	8	—	138	80	105	140	75	135
Income (loss) before income taxes	(1,584)	(2,539)	(2,697)	(3,573)	(235)	(1,837)	(548)	(2,181)
Income tax provision (benefit)	41	97	44	37	43	(169)	90	(18)
Net income (loss)	$(1,625)	$(2,636)	$(2,741)	$(3,610)	$(278)	$(1,668)	$(638)	$(2,163)
Net income (loss) per share—basic	$(0.11)	$(0.18)	$(0.19)	$(0.26)	$(0.02)	$(0.11)	$(0.04)	$(0.15)
Net income (loss) per share—diluted	$(0.11)	$(0.18)	$(0.19)	$(0.26)	$(0.02)	$(0.11)	$(0.04)	$(0.15)
Weighted average number of shares used in per share calculations:
Basic	14,425	14,334	14,231	14,021	14,016	14,541	14,723	14,408
Diluted	14,425	14,334	14,231	14,021	14,016	14,541	14,723	14,408

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Years Ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2014	$22,762	$3,780	$496	$26,046
Year ended December 31, 2013	$21,907	$3,437	$2,582	$22,762
Year ended December 31, 2012(1)	$20,551	$1,773	$417	$21,907

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2014	$19	$4	$23	$—
Year ended December 31, 2013	$—	$19	$—	$19
Year ended December 31, 2012	$8	$66	$74	$—

(1)The Company revised the deferred tax assets valuation allowance balance for calendar year 2012 as a result of revisions to its deferred tax assets relating to stock-based compensation and the resulting valuation allowance for them. These changes had no impact to the Company’s balance sheets, statement of operations, earnings per share, statement of cash flows, or statement of equity for any period presented. The beginning balance for 2012 was reduced by $723,000, and the deductions for the year were increased by $276,000, which resulted in a net change in the ending balance for the year by $999,000.

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Cutera, Inc.

We have audited Cutera, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cutera, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Cutera, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cutera, Inc.' as of December 31, 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2014 and our report dated March 16, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 16, 2015

ITEM 9B.	OTHER INFORMATION

The Company has established that the 2015 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 17, 2015 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 21, 2015.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2015 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2014.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the Proxy Statement.

 PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed as Item 8 of this annual report.

(2)	The financial statement schedule required by Item 15(a) filed as Item 8 of this annual report.

(3)	Exhibits.

Exhibit No.	Description
3.2(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).
3.4(1)	Bylaws of the Registrant.
4.1(4)	Specimen Common Stock certificate of the Registrant.
10.1(1)	Form of Indemnification Agreement for directors and executive officers.
10.2(1)	1998 Stock Plan.
10.4(5)	2004 Employee Stock Purchase Plan.
10.6(1)	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California.
10.10(2)	Settlement Agreement and Non-Exclusive Patent License, each between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006.
10.11(3)	Form of Performance Unit Award Agreement.
10.14(6)	2004 Equity Incentive Plan, as amended by its Board of Directors on April 27, 2012.
10.19(7)

First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard.

16.1(8)	Letter regarding change in certifying accountants.
23.1(9)	Consent of Independent Registered Public Accounting Firm.
23.2(9)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1(9)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(9)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(9)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(9)

The following materials from Cutera Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 2, 2006.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2005.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 8, 2006.
(5)	Incorporated by reference from our 2006 Annual Report on Form 10-K filed on March 16, 2007.
(6)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 30, 2012.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 1, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K filed April, 2, 2014.
(9)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 16th day of March, 2015.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS		March 16, 2015
Kevin P. Connors	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RONALD J. SANTILLI		March 16, 2015
Ronald J. Santilli	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ DAVID B. APFELBERG		March 16, 2015
David B. Apfelberg	Director

/s/ GREGORY A. BARRETT		March 16, 2015
Gregory A. Barrett	Director

/s/ DAVID A. GOLLNICK		March 16, 2015
David A. Gollnick	Director

/s/ J. DANIEL PLANTS		March 16, 2015
J. Daniel Plants	Director

/s/ CLINT H. SEVERSON		March 16, 2015
Clint H. Severson	Director

/s/ TIM O’SHEA		March 16, 2015
Tim O’Shea	Director

/s/ JERRY P. WIDMAN		March 16, 2015
Jerry P. Widman	Director