Form 10-Q
period 2015-03-31
CUTERA INC
filed 2015-05-07
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2015 was 14,480,938.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$13,462	$9,803
Marketable investments	62,595	71,343
Accounts receivable, net	10,400	11,137
Inventories	11,855	10,988
Deferred tax asset	26	26
Other current assets and prepaid expenses	1,699	1,591
Total current assets	100,037	104,888

Property and equipment, net	1,545	1,461
Deferred tax asset, net of current portion	291	269
Intangibles, net	450	595
Goodwill	1,339	1,339
Other long-term assets	362	361
Total assets	$104,024	$108,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,855	$3,083
Accrued liabilities	8,946	11,007
Deferred revenue	8,971	8,898
Total current liabilities	20,772	22,988

Deferred revenue, net of current portion	3,714	4,346
Income tax liability	167	145
Other long-term liabilities	798	926
Total liabilities	25,451	28,405

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,715,896 and 14,446,950 shares at March 31, 2015 and December 31, 2014, respectively	15	14
Additional paid-in capital	107,408	105,721

Accumulated deficit	(28,876)	(25,232)
Accumulated other comprehensive income	26	5
Total stockholders’ equity	78,573	80,508
Total liabilities and stockholders’ equity	$104,024	$108,913

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended March 31,
	2015	2014
Net revenue:
Products	$14,703	$11,752
Service	4,368	4,437
Total net revenue	19,071	16,189
Cost of revenue:
Products	7,309	5,077
Service	1,743	2,226
Total cost of revenue	9,052	7,303
Gross profit	10,019	8,886

Operating expenses:
Sales and marketing	8,187	7,331
Research and development	2,445	2,644
General and administrative	2,989	2,564
Total operating expenses	13,621	12,539
Loss from operations	(3,602)	(3,653)
Interest and other income, net	8	80
Loss before income taxes	(3,594)	(3,573)
Provision for income taxes	50	37
Net loss	$(3,644)	$(3,610)

Net loss per share:
Basic and Diluted	$(0.25)	$(0.26)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,611	14,021

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended March 31,
	2015	2014
Net loss	$(3,644)	$(3,610)
Other comprehensive income:
Available-for-sale investments
Net change in unrealized gain on available-for-sale investments	33	2
Less: Reclassification adjustment for gains on investments recognized during the respective periods	—	—
Net change in unrealized gain on available-for-sale investments	33	2
Tax provision	12	1
Other comprehensive income, net of tax	21	1
Comprehensive loss	$(3,623)	$(3,609)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,644)	$(3,610)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	961	625
Depreciation and amortization	327	331
Other	106	97
Changes in assets and liabilities:
Accounts receivable	737	3,091
Inventories	(867)	(634)
Other current assets and prepaid expenses	(15)	(792)
Other long-term assets	(1)	303
Accounts payable	(228)	663
Accrued liabilities	(2,781)	(1,534)
Other long-term liabilities	(72)	(70)
Deferred revenue	(559)	548
Income tax liability	22	10
Net cash used in operating activities	(6,014)	(972)

Cash flows from investing activities:
Acquisition of property, equipment and software	(407)	(239)
Proceeds from sales of marketable investments	5,376	3,200
Proceeds from maturities of marketable investments	12,180	7,240
Purchase of marketable investments	(8,867)	(16,791)
Net cash provided by (used in) investing activities	8,282	(6,590)

Cash flows from financing activities:
Repurchase of common stock	(4,550)	—
Proceeds from exercise of stock options and employee stock purchase plan	6,002	2,096
Payments on capital lease obligations	(61)	(33)
Net cash provided by financing activities	1,391	2,063

Net increase (decrease) in cash and cash equivalents	3,659	(5,499)
Cash and cash equivalents at beginning of period	9,803	16,242
Cash and cash equivalents at end of period	$13,462	$10,743

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$656	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners, which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key product platforms: CoolGlide®, xeo®, solera®, GenesisPlusTM, excel VTM, truSculptTM, excel HRTM and enlightenTM. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, upgrades, hand pieces, Titan refills and the distribution of third party manufactured cosmeceuticals (or “Skincare”) are classified as “Product” revenue. In the second quarter of 2014, the Company terminated its agreement with Merz Pharma GmbH (“Merz”) for the distribution of its Radiesse dermal filler product. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all inter-company transactions and balances have been eliminated. The Company markets, sells and services its products outside of the United States through its direct employees as well as a global distributor network.

Unaudited Interim Financial Information

The interim financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2014 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to revenue elements, warranty obligations, sales commissions, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of performance stock units and options to purchase the Company’s stock, recoverability of deferred tax assets, legal matters and claims, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Note 2. Cash, Cash Equivalents and Marketable Investments

The Company invests its cash primarily in money market funds, commercial paper, corporate notes and bonds, municipal bonds, and debt securities issued by the U.S. government and its agencies. The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments with maturities of greater than three months at the time of purchase are accounted for as “available-for-sale,” are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity, are held for use in current operations and are classified in current assets as “marketable investments.”

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

March 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,553	$—	$—	$6,553
Money market funds	3,759	—	—	3,759
Commercial paper	3,150	—	—	3,150
Total cash and cash equivalents	13,462	—	—	13,462

Marketable investments:
U.S. government notes	14,320	35	—	14,355
U.S. government agencies	18,259	34	(3)	18,290
Municipal securities	3,914	3	(3)	3,914
Commercial paper	10,735	4	—	10,739
Corporate debt securities	15,280	19	(2)	15,297
Total marketable investments	62,508	95	(8)	62,595

Total cash, cash equivalents and marketable investments	$75,970	$95	$(8)	$76,057

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$7,761	$—	$—	$7,761
Money market funds	242	—	—	242
Commercial paper	1,800	—	—	1,800
Total cash and cash equivalents	9,803	—	—	9,803

Marketable investments:
U.S. government notes	18,345	17	(1)	18,361
U.S. government agencies	19,768	33	(1)	19,800
Municipal securities	3,607	3	(3)	3,607
Commercial paper	10,693	2	—	10,695
Corporate debt securities	18,875	13	(8)	18,880
Total marketable investments	71,288	68	(13)	71,343

Total cash, cash equivalents and marketable investments	$81,091	$68	$(13)	$81,146

As of March 31, 2015 and December 31, 2014, total gross unrealized losses were $8,000 and $13,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2015 (in thousands):

Amount
Due in less than one year	$34,249
Due in 1 to 3 years	28,346
$62,595

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

As of March 31, 2015, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,759	$—	$—	$3,759
Commercial paper	—	3,150	—	3,150
Marketable investments:
Available-for-sale securities	—	62,595	—	62,595
Total assets at fair value	$3,759	$65,745	$—	$69,504

As of December 31, 2014, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$242	$—	$—	$242
Commercial paper	—	1,800	—	1,800
Marketable investments:
Available-for-sale securities	—	71,343	—	71,343
Total assets at fair value	$242	$73,143	$—	$73,385

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2015 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of March 31, 2015 and December 31, 2014, inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$7,201	$7,185
Finished goods	4,654	3,803
Total	$11,855	$10,988

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

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning Balance	$1,167	$1,202
Add: Accruals for warranties issued during the period	816	456
Less: Settlements made during the period	(780)	(587)
Ending Balance	$1,203	$1,071

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

The following table provides changes in the deferred service contract revenue balance for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Beginning Balance	$12,949	$11,637
Add: Payments received	2,802	3,711
Less: Revenue recognized	(3,223)	(3,056)
Ending Balance	$12,528	$12,292

Costs for extended service contracts were $1.7 million for both of the three months ended March 31, 2015 and 2014, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program

On February 18, 2015, the Company’s Board of Directors modified Cutera, Inc.’s stock buyback program (“Modified Stock Buyback Program”), from $10 million to $40 million, under which the Company’s issued and outstanding common shares can be repurchased through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchase that are subject to management discretion and regulatory restrictions.

In the quarter ended March 31, 2015, the Company repurchased 386,155 shares of its common stock for approximately $5.21 million. As of March 31, 2015, there remained an additional $34.8 million to be purchased under the Modified Stock Buyback Program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions. All shares repurchased are retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$103	$132
Sales and marketing	185	71
Research and development	182	124
General and administrative	491	298
Total stock-based compensation expense	$961	$625

Under the 2004 Equity Incentive Plan, as amended, the Company issued 648,653 shares of common stock during the three months ended March 31, 2015, in conjunction with stock options exercised.

During the three months ended March 31, 2015, the following number of equity awards of the Company’s common stock was granted (in thousands):

Shares
Stock options	70
Restricted stock units	13
Performance stock units	—

As of March 31, 2015, there was $3.9 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 2.4 years.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Options to purchase common stock	3,164	3,693
Restricted stock units	318	170
Performance stock units	62	34
Employee stock purchase plan shares	33	21
Total	3,577	3,918

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three months ended March 31, 2015 and 2014, the Company’s tax expense was $50,000 and $37,000, respectively, and was primarily related to income taxes of the Company’s non-U.S. operations as the Company’s U.S. operations were in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2015 and December 31, 2014, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability, contractual lawsuits and other general corporate matters in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of March 31, 2015 and December 31, 2014, the Company had an immaterial accrual for legal matters and claims and did not expect to incur any material costs beyond the amounts accrued. .

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached condensed consolidated financial statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2014 as contained in our annual report on Form 10-K filed with the SEC on March 16, 2015. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 21 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured cosmeceuticals. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We have wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. We market, sell and service our products outside of the United States through our direct employees as well as a global distributor network in over 40 countries.

Products

Our revenue is derived from the sale of Products and Services. Our Product revenue is derived from the sale of systems and upgrades, Titan refills, and Skincare products (or cosmeceuticals). Product and upgrade revenue includes the sales of new systems and additional applications that customers purchase as their practice grows. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces. Our broad portfolio of system platforms include:

●	enlighten

●	excel V

●	excel HR

●	xeo

●	truSculpt

●	GenesisPlusTM

●	CoolGlide

●	solera

●	myQTM

Service revenue relates to prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan) and revenue for parts and labor on out-of-warranty products. For our Titan hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) cosmeceutical products and through the second quarter of 2014, we also distributed Merz’s Radiesse® dermal filler product.

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

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 16, 2015. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2015	2014

Net revenue	100%	100%
Cost of revenue	47%	45%
Gross margin	53%	55%

Operating expenses:
Sales and marketing	43%	45%
Research and development	13%	16%
General and administrative	16%	16%
Total operating expenses	72%	77%

Loss from operations	(19)%	(22)%
Interest and other income, net	—%	—%
Loss before income taxes	(19)%	(22)%
Provision (benefit) for income taxes	—%	—%
Net loss	(19)%	(22)%

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
Revenue mix by geography:
United States	$7,792	29%	$6,017
International	11,279	11%	10,172
Consolidated total revenue	$19,071	18%	$16,189

United States as a percentage of total revenue	41%		37%
International as a percentage of total revenue	59%		63%
Revenue mix by product category:
Product – North America	$5,677	48%	$3,832
Product – Rest of World	7,561	34%	5,652
Titan Refills	764	(27)%	1,041
Skincare	701	(43)%	1,227
Service	4,368	(2)%	4,437
Consolidated total revenue	$19,071	18%	$16,189

Discussion of Revenue by Geography:

Our U.S. revenue increased by $1.8 million, or 29%, in the three months ended March 31, 2015, compared to the same period in 2014. This increase was due primarily to an increase in sales of our recently launched enlighten and excel HR products as well as an increase in the sales of xeo and truSculpt, partially offset by declines in sales of some of our legacy products — including excel V.

Our international revenue increased by $1.1 million, or 11%, in the three months ended March 31, 2015, compared to the same period in 2014. This increase was due primarily to increases in revenue from our distributor business in Europe as well as Asia Pacific countries, along with increase in our direct business in France and Hong Kong, which was partially offset by a decrease in our revenue from Japan.

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

Product revenue in North America increased by $1.8 million, or 48%, in the three months ended March 31, 2015, compared to the same period in 2014. These increases were attributable primarily to:

●	Revenue from our newly introduced enlighten and excel HR product
●	Increases in revenue from xeo and truSculpt; which were offset partly by
●	Reduction in revenue from our excel V and other legacy products.

Product revenue outside of North America (“Rest of the World”) increased by $1.9 million, or 34%, in the three months ended March 31, 2015, compared to the same period in 2014. These increases were attributable primarily to:

●	Revenue from our newly introduced enlighten and excel HR product; which were offset partly by
●	Reduction in revenue from our excel V, xeo and other legacy products; and
●	The negative impact associated with the appreciation of the U.S. Dollar against several foreign currencies.

Titan Refill Revenue

Our Titan refill revenue decreased by $277,000, or 27%, in the three months ended March 31, 2015, compared to the same period in 2014. This decrease was caused partially by reduced utilization and partly due to the decline in the Japanese Yen relative to the U.S. Dollar.

Skincare Revenue

Our skincare revenue decreased by $526,000, or 43%, in the three months ended March 31, 2015, compared to the same period in 2014. This decline was due primarily to the termination of our agreement with Merz for the distribution of their Radiesse® dermal filler product in the second quarter of 2014 as well as the decline in the Japanese Yen relative to the U.S. Dollar.

Service Revenue

Our worldwide Service revenue decreased by $69,000, or 2% in the three months ended March 31, 2015, compared to the same period in 2014.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
Gross profit	$10,019	13%	$8,886
As a percentage of total net revenue	53%		55%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 53% in the three months ended March 31, 2015, compared to 55% for the same period in 2014. This decrease in gross margin was due primarily to:

●	Higher volume of distributor sales, which have a lower margin than our direct sales;
●	Unfavorable impact on our international selling prices due to the strengthening of the U.S. dollar in relation to several foreign currencies; and
●	Higher initial manufacturing costs associated with recently launched products.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
Sales and marketing	$8,187	12%	$7,331
As a percentage of total net revenue	43%		45%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $856,000, and represented 43% of total net revenue in the three months ended March 31, 2015, compared to 45% in the same period in 2014. The $856,000 increase was due primarily to:

●	$808,000 net increase in North American personnel related expenses, which were driven primarily by higher commissions due to higher sales and higher severance expense; and

●	$325,000 related to our Hong Kong operation, which commenced in July 2014;

●	$204,000 of higher Australia expenses, related primarily to higher commissions; partially offset by

●

$448,000 of lower Japan expenses related to lower commission due to lower sales, a severance expense which was incurred in 2014 but not in 2015, and the favorable impact of the decline in the Japanese Yen in relation to the U.S. Dollar.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
Research and development	$2,445	(8)%	$2,644
As a percentage of total net revenue	13%		16%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $199,000, and represented 13% of total net revenue in the three months ended March 31, 2015, compared to 16% for the same period in 2014. This decrease in expense was due primarily to:

●	$474,000 of decreased material spending, which is related to project timing; partially offset by

●	$243,000 of increased personnel related expenses.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
General and administrative	$2,989	17%	$2,564
As a percentage of total net revenue	16%		16%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax and other general and administrative expenses. G&A expenses increased by $425,000 and represented 16% of total net revenue in both of the three months ended March 31, 2015 and 2014. This increase was due primarily to:

●	$446,000 of increased personnel related expenses;

●	$150,000 of increased legal related expenses; partially offset by

●	$200,000 of non-recurring management consulting fees incurred in the first quarter of 2014.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
Interest income	$102	9%	$94
Other income (expense), net	(94)	571%	(14)
Total interest and other income, net	$8	(90)%	$80

Interest and other income, net, decreased $72,000 for the three months ended March 31, 2015, compared to the same period in 2014. This decrease was primarily attributable to net foreign exchange losses.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2015	% Change	2014
Loss before income taxes	$(3,594)	1%	$(3,573)
Provision for income taxes	50	35%	37

For the three months ended March 31, 2015 and 2014, we recorded an income tax expense of $50,000 and $37,000, respectively, which was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a 100% valuation allowance against our U.S. deferred tax assets.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2015	December 31, 2014	Change
Cash and cash equivalents	$13,462	$9,803	$3,659
Marketable investments	62,595	71,343	(8,748)
Total	$76,057	$81,146	$(5,089)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Net cash flow provided by (used in):
Operating activities	$(6,014)	$(972)
Investing activities	8,282	(6,590)
Financing activities	1,391	2,063
Net decrease in cash and cash equivalents	$3,659	$(5,499)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2015 was $6.0 million, which was due primarily to:

●

$2.3 million used due to the net loss of $3.6 million reduced by non-cash related items of $1.4 million consisting primarily of stock-based compensation expense of $1.0 million and depreciation and amortization expenses of $0.3 million;

●	$2.8 million used to pay down the high year-end accrued liabilities balance;

●	$0.9 million used to increase inventory as a result of our expanded product line;

●	$0.6 million used by a decrease in deferred revenue; partially offset by

●	$0.8 million generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2014.

Net cash used in operating activities in the three months ended March 31, 2014 was $1.0 million, which was due primarily to:

●

$2.6 million used due to the net loss of $3.6 million, after adjusting for non-cash related items of $1.1 million consisting primarily of stock-based compensation expense of $0.6 million and depreciation and amortization expenses of $0.3 million;

●	$1.5 million used to pay down the high year-end accrued liabilities balance; partially offset by

●	$3.1 million generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2013.

Cash Flows from Investing Activities

We generated net cash of $8.3 million in our investing activities in the three months ended March 31, 2015, which was attributable primarily to:

●	$17.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●	$8.9 million of cash used to purchase marketable investments.

We used net cash of $6.6 million in our investing activities in the three months ended March 31, 2014, which was attributable primarily to:

●	$16.8 million of cash used to purchase marketable investments; partially offset by

●	$10.4 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million in the three months ended March 31, 2015, which was primarily due to:

●	$6.0 million of proceeds from the issuance of common stock due to employees exercising their stock options; partially offset by
●	the repurchase of common stock for $4.6 million.

Net cash provided by financing activities was $2.1 million in the three months ended March 31, 2014, which was primarily due to proceeds from the issuance of common stock due to employees exercising their stock options.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents, and marketable investments of $76.1 million as of March 31, 2015. For the first three months of 2015, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $76.1 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase up to the remaining $34.8 million of our stock pursuant to the $40.0 million share buyback program approved by our Board.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on March 16, 2015.

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate bonds and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of March 31, 2015, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $497,000.

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

In the three months ended March 31, 2015, versus the same period in 2014, the average exchange rate of the Japanese Yen versus the U.S. Dollar declined by approximately 16%. While the effect of this foreign exchange rate decline was not significant to our net operating results, it negatively impacted our Japanese Yen denominated revenue, which was offset by a favorable impact on our cost of revenue and operating expenses.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of March 31, 2015, we had an immaterial accrual for legal matters and claims and do not expect to incur any material costs beyond the amounts accrued.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three months ended March 31, 2015, our U.S. revenue increased by approximately 29%, compared to the same period in 2014. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 41% of our total revenue in the three months ended March 31, 2015 compared to 37% in the same period of 2014. U.S. revenue increased by approximately 29% in 2014, compared to 2013, due to several factors, including:

●	In 2014 and in the first quarter of 2015, we continued to expand our North American direct sales force, restructure their compensation arrangements, and hire new sales management.
●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. We experienced revenue growth from our new enlighten and excel HR products launched in the fourth and second quarter of 2014, respectively.

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

In over six years we have only had two profitable quarters and we are unable to predict whether we will return to sustained quarterly profits in the future.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While our recently released products in 2014 — enlighten- Q4’14 and excel HR- Q2’14 — have resulted in the growth of our revenue over the last four quarters ended March 31, 2015, sales of our truSculpt product introduced in 2012 have not gained a share of the market segment to the degree we had expected.

In an effort to improve our revenue, we have invested in the restructuring and expansion of our global sales force, re-evaluated and changed the structure of their compensation arrangements, hired new senior sales management with prior experience in the aesthetic medical device industry, and increased our marketing and promotional activities. Given the time it takes to train new sales employees to sell our products and for the marketing efforts to yield in improved revenue, our total sales and marketing expenses increased to 43% of total net revenue in the first quarter of 2015, while they were 41% and 38% in the twelve months ended December 31, 2014 and 2013, respectively.

For the full-year 2014, compared to 2013, our revenue increased by $3.5 million but our combined cost of revenue and operating expenses increased by $8.8 million. Our ability to return to sustained profitability depends on the extent to which we can increase revenue and control our costs to be able to leverage our expenses. In addition, we need to be able to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, we are unable to predict the extent of our future profitability or losses.

If our revenue does not continue to improve and achieve adequate growth in the future, or if we are not able to control our costs to leverage our expenses, then we may continue to incur a quarterly net loss and may continue to consume cash in our operations in the future.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was a change in sales leadership in 2014. In addition, in 2013 we consolidated our specialty podiatry sales force into the mainstream aesthetic sales group. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. These factors have heavily impacted Product revenue in the first quarter of 2015 and full-year 2014.

In the first quarter of 2015 as well as in 2014, we restructured and have been expanding our North American direct sales force and sales management. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession, some of those sales professionals have left our company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. We believe that the sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American productivity in 2014.

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

Our gross margin (revenue less cost of revenue) declined to 53% in the three months ended March 31, 2015, compared to 55% in the same period in 2014. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

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

Our business is influenced by a range of factors that are beyond our control, including:

●	General economic and business conditions;

●	The overall demand for our products by the core market specialties of dermatologists and plastic surgeons;

●	Governmental budgetary constraints or shifts in government spending priorities;

●	General political developments;

●	Natural disasters;and

●	Currency exchange rate fluctuations.

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

International revenue represented 59% of our total revenue in the three months ended March 31, 2015, compared to 63% in the same period in 2014. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan and Canada declined in first quarter of 2015, negatively impacting our revenue from international operations.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. Dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in the first three months of 2015, compared to the same period in 2014. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan we distribute a Q-switched laser product manufactured by a third party OEM. We also have an agreement with ZO to distribute certain of their proprietary cosmeceuticals, or skincare products, in Japan. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose exclusivity for distributing these products to physicians in Japan. Finally, we had an agreement with Merz Aesthetics to distribute its Radiesse dermal filler product in Japan, but terminated this agreement in the second quarter of 2014.

Each of these distribution agreements presents its own unique risks and challenges. For example, to sell skincare products we need to invest in creating a sales structure that is experienced in the sale of these products and not in capital equipment. We need to commit resources to training this sales force, obtaining regulatory licenses in Japan and developing new marketing materials to promote the sale of skincare products. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products thereby negatively impacting our profitability and reducing our available cash reserves.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of our marketable investments or impair our liquidity.

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of March 31, 2015, our balance in marketable investments was $63 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2015 would have potentially decreased by approximately $497,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

As of December 31, 2014, approximately 53% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

●

Litigation surrounding executive compensation has increased with the passage of the Dodd-Frank Wall StreetReform and Consumer ProtectionAct.If we are involved in a lawsuit related to compensation matters or any other matters not covered by our D&O insurance, there could be material expenses involved, fines, or remedial actions which could negatively affect our stock price;

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2015, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Some of our customers and prospective customers have had difficulty in procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing laser based products due to the cost or inability to procure insurance coverage. The unavailability of insurance coverage for our customers and prospects could adversely affect our ability to sell our products, and that could harm our financial condition.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 31, 2015 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
February 18-28, 2015	56	$12.85	56	$39,276
March 1-31, 2015	330	13.55	330	34,806
	386	$13.45	386	$34,806

On February 18, 2015, our Board of Directors approved the expansion of our Stock Buyback Program from $10 million to $40 million, under which our issued and outstanding common shares can be repurchased. through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchases that are subject to management discretion and regulatory restrictions.

In the quarter ended March 31, 2015, we repurchased 386,155 shares of our common stock for approximately $5.2 million. As of March 31, 2015, there remained an additional $34.8 million of our common stock to be purchased under the Modified Stock Buyback Program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions. All shares repurchased are retired and returned to authorized but unissued status.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

We have a discretionary management bonus program (“Bonus Program”) pursuant to which cash bonuses are determined quarterly based on the Company’s performance for the then-preceding quarter. Payments under the Bonus Program are made quarterly to our Named Executive Officers (“NEO”) and other key management employees and are at the discretion of our Compensation Committee. Detailed description of the Bonus Plan is included in our Definitive Proxy document filed with the SEC on April 27, 2015.

In May 2015, our Compensation Committee reduced the management bonus payable for the quarter ended March 31, 2015 by decreasing the revenue growth rate multiplier from ‘15’ to ‘5,’ which resulted in a reduction of the bonus payable from 267% of target to 94% of target.

ITEM 6.     EXHIBITS

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.14	(3)	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins		Instance Document

101.sch		XBRL Taxonomy Extension Schema Document

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document

101.def		XBRL Taxonomy Extension Definition Linkbase Document

101.lab		XBRL Taxonomy Extension Label Linkbase Document

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 27, 2015.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of May, 2015.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)