Form 10-Q
period 2015-06-30
CUTERA INC
filed 2015-08-05
CIK 1162461

   UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2015 was 14,137,164.

CUTERA, INC.

FORM 10-Q

 i

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$11,627	$9,803
Marketable investments	54,708	71,343
Accounts receivable, net	8,919	11,137
Inventories	13,521	10,988
Deferred tax asset	27	26
Other current assets and prepaid expenses	1,625	1,591
Total current assets	90,427	104,888

Property and equipment, net	1,512	1,461
Deferred tax asset, net of current portion	283	269
Intangibles, net	332	595
Goodwill	1,339	1,339
Other long-term assets	351	361
Total assets	$94,244	$108,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,597	$3,083
Accrued liabilities	10,308	11,007
Deferred revenue	8,659	8,898
Total current liabilities	22,564	22,988

Deferred revenue, net of current portion	3,107	4,346
Income tax liability	180	145
Other long-term liabilities	699	926
Total liabilities	26,550	28,405

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,230,448 and 14,446,950 shares at June 30, 2015 and December 31, 2014, respectively	14	14
Additional paid-in capital	98,428	105,721
Accumulated deficit	(30,765)	(25,232)
Accumulated other comprehensive income	17	5
Total stockholders’ equity	67,694	80,508
Total liabilities and stockholders’ equity	$94,244	$108,913

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net revenue:
Products	$18,042	$13,171	$32,745	$24,923
Service	4,521	4,553	8,889	8,990
Total net revenue	22,563	17,724	41,634	33,913
Cost of revenue:
Products	7,621	5,917	14,930	10,994
Service	2,066	1,931	3,809	4,157
Total cost of revenue	9,687	7,848	18,739	15,151
Gross profit	12,876	9,876	22,895	18,762

Operating expenses:
Sales and marketing	9,066	7,754	17,253	15,085
Research and development	2,728	2,622	5,173	5,266
General and administrative	3,014	2,335	6,003	4,899
Total operating expenses	14,808	12,711	28,429	25,250
Loss from operations	(1,932)	(2,835)	(5,534)	(6,488)
Interest and other income, net	96	138	104	218
Loss before income taxes	(1,836)	(2,697)	(5,430)	(6,270)
Provision for income taxes	53	44	103	81
Net loss	$(1,889)	$(2,741)	$(5,533)	$(6,351)

Net loss per share:
Basic and Diluted	$(0.13)	$(0.19)	$(0.37)	$(0.45)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,441	14,231	14,758	14,127

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(1,889)	$(2,741)	$(5,533)	$(6,351)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(13)	26	20	28
Less: Reclassification adjustment for gains on investments recognized during the year	(1)	(1)	(2)	(1)
Net change in unrealized gain (loss) on available-for-sale investments	(14)	25	18	27
Tax provision (benefit)	(5)	9	6	10
Other comprehensive income (loss), net of tax	(9)	16	12	17
Comprehensive loss	$(1,898)	$(2,725)	$(5,521)	$(6,334)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(5,533)	$(6,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,943	1,318
Depreciation and amortization	622	660
Other	245	93
Changes in assets and liabilities:
Accounts receivable	2,218	2,079
Inventories	(2,533)	(1,024)
Other current assets and prepaid expenses	154	(99)
Other long-term assets	10	309
Accounts payable	514	208
Accrued liabilities	(686)	(1,885)
Other long-term liabilities	(145)	(141)
Deferred revenue	(1,478)	1,305
Income tax liability	35	36
Net cash used in operating activities	(4,634)	(3,492)

Cash flows from investing activities:
Acquisition of property, equipment and software	(678)	(283)
Proceeds from sales of marketable investments	7,379	4,681
Proceeds from maturities of marketable investments	21,350	19,165
Purchase of marketable investments	(12,262)	(27,850)
Net cash provided by (used in) investing activities	15,789	(4,287)

Cash flows from financing activities:
Repurchase of common stock	(17,744)	—
Proceeds from exercise of stock options and employee stock purchase plan	8,508	2,511
Payments on capital lease obligations	(95)	(72)
Net cash provided by (used in) financing activities	(9,331)	2,439

Net increase (decrease) in cash and cash equivalents	1,824	(5,340)
Cash and cash equivalents at beginning of period	9,803	16,242
Cash and cash equivalents at end of period	$11,627	$10,902

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners, which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key product platforms: CoolGlide®, xeo®, solera®, GenesisPlusTM, excel VTM, truSculptTM, excel HRTM, enlightenTM and myQTM. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, upgrades, hand pieces, Titan refills and the distribution of third party manufactured cosmeceuticals (or “Skincare”) are classified as “Product” revenue. In the second quarter of 2014, the Company terminated its agreement with Merz Pharma GmbH (“Merz”) for the distribution of its Radiesse dermal filler product. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Italy, Japan, Spain, Switzerland and the United Kingdom. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries and all inter-company transactions and balances have been eliminated. The Company markets, sells and services its products outside of the United States through its direct employees as well as a global distributor network.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and shall take effect on January 1, 2017. The standard permits the use of either the retrospective or cumulative effect transition method and the early application of the standard is not permitted. The Company is presently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures and has not yet selected a transition method.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

June 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,771	$—	$—	$6,771
Money market funds	4,856	—	—	4,856
Commercial paper	—	—	—	—
Total cash and cash equivalents	11,627	—	—	11,627

Marketable investments:
U.S. government notes	14,321	34	—	14,355
U.S. government agencies	14,178	28	—	14,206
Municipal securities	3,919	4	—	3,923
Commercial paper	8,789	5	—	8,794
Corporate debt securities	13,428	6	(4)	13,430
Total marketable investments	54,635	77	(4)	54,708

Total cash, cash equivalents and marketable investments	$66,262	$77	$(4)	$66,335

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$7,761	$—	$—	$7,761
Money market funds	242	—	—	242
Commercial paper	1,800	—	—	1,800
Total cash and cash equivalents	9,803	—	—	9,803

Marketable investments:
U.S. government notes	18,345	17	(1)	18,361
U.S. government agencies	19,768	33	(1)	19,800
Municipal securities	3,607	3	(3)	3,607
Commercial paper	10,693	2	—	10,695
Corporate debt securities	18,875	13	(8)	18,880
Total marketable investments	71,288	68	(13)	71,343

Total cash, cash equivalents and marketable investments	$81,091	$68	$(13)	$81,146

As of June 30, 2015 and December 31, 2014, total gross unrealized losses were $4,000 and $13,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of June 30, 2015 (in thousands):

Amount
Due in less than one year	$38,862
Due in 1 to 3 years	15,846
$54,708

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

As of June 30, 2015, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,856	$—	$—	$4,856
Commercial paper	—	—	—	—
Marketable investments:
Available-for-sale securities	—	54,708	—	54,708
Total assets at fair value	$4,856	$54,708	$—	$59,564

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2015 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of June 30, 2015 and December 31, 2014, inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$8,449	$7,185
Finished goods	5,072	3,803
Total	$13,521	$10,988

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

The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning Balance	$1,203	$1,071	$1,167	$1,202
Add: Accruals for warranties issued during the period	736	591	1,552	1,047
Less: Settlements made during the period	(685)	(582)	(1,465)	(1,169)
Ending Balance	$1,254	$1,080	$1,254	$1,080

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

The following table provides changes in the deferred service contract revenue balance for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Beginning Balance	$12,528	$12,292	$12,949	$11,637
Add: Payments received	2,250	3,856	5,052	7,567
Less: Revenue recognized	(3,232)	(3,147)	(6,455)	(6,203)
Ending Balance	$11,546	$13,001	$11,546	$13,001

Costs for extended service contracts were $1.4 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, and $3.1 million and $3.5 million for the six months ended June 30, 2015 and 2014, respectively.

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

In the three months ended June 30, 2015, the Company repurchased 878,454 shares of its common stock for approximately $12.5 million. In the six months ended June 30, 2015, the Company repurchased 1,264,609 shares of its common stock for approximately $17.7 million. As of June 30, 2015, there remained an additional $22.3 million to be purchased under the Modified Stock Buyback Program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions. All shares repurchased are retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$114	$139	$217	$271
Sales and marketing	231	148	416	219
Research and development	180	115	362	239
General and administrative	457	291	948	589
Total stock-based compensation expense	$982	$693	$1,943	$1,318

Under the 2004 Equity Incentive Plan, as amended, the Company issued 286,252 and 934,905 shares of common stock during the three and six months ended June 30, 2015, in conjunction with stock options exercised.

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2014	129,760	3,462,567	$9.39
Additional shares reserved	1,300,000	—	—
Options granted	(121,000)	121,000	13.12
Restricted stock units granted*	(75,302)	—	—
Options exercised	—	(934,905)	9.23
Options canceled	188,452	(188,452)	10.91
Restricted stock units canceled*	36,040	—	—
Balance, June 30, 2015	1,457,950	2,460,210	$9.51

(*) Stock awards are counted at 2.12 shares for every 1 share granted or canceled when computing the Shares Available for Grant.

As of June 30, 2015, there was $4.1 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 2.4 years.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Options to purchase common stock	2,618	3,414	2,903	3,553
Restricted stock units	295	149	305	161
Performance stock units	96	6	96	6
Employee stock purchase plan shares	58	54	58	54
Total	3,067	3,623	3,362	3,774

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three and six months ended June 30, 2015, the Company’s tax provision was $53,000 and $103,000, compared to $44,000 and $81,000 for the three and six months ended June 30, 2014, respectively, and was primarily related to income taxes of the Company’s non-U.S. operations as the Company’s U.S. operations were in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2015 and December 31, 2014, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability, contractual lawsuits and other general corporate matters in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of June 30, 2015 and December 31, 2014, the Company had an immaterial accrual for legal matters and claims and did not expect to incur any material costs beyond the amounts accrued.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We have wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Italy, Japan, Spain, Switzerland and the United Kingdom. We market, sell and service our products outside of the United States through our direct employees as well as a global distributor network in over 40 countries.

Products

Our revenue is derived from the sale of Products and Services. Our Product revenue is derived from the sale of systems and upgrades, Titan refills, and Skincare products (or cosmeceuticals). Product and upgrade revenue includes the sales of new systems and additional applications that customers purchase as their practice grows. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces. Our broad portfolio of system platforms include:

●	enlighten

●	excel V

●	excel HR

●	xeo

●	truSculpt

●	GenesisPlus

●	CoolGlide

●	solera

●	myQ

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net revenue	100%	100%	100%	100%
Cost of revenue	43%	44%	45%	45%
Gross margin	57%	56%	55%	55%

Operating expenses:
Sales and marketing	40%	44%	42%	44%
Research and development	12%	15%	12%	16%
General and administrative	14%	13%	14%	14%
Total operating expenses	66%	72%	68%	74%

Loss from operations	(9)%	(16)%	(13)%	(19)%
Interest and other income, net	1%	1%	—%	1%
Loss before income taxes	(8)%	(15)%	(13)%	(18)%
Provision (benefit) for income taxes	—%	—%	—%	—%
Net loss	(8)%	(15)%	(13)%	(18)%

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Revenue mix by geography:
United States	$11,036	36%	$8,109	$18,828	33%	$14,126
International	11,527	20%	9,615	22,806	15%	19,787
Consolidated total revenue	$22,563	27%	$17,724	$41,634	23%	$33,913

United States as a percentage of total revenue	49%		46%	45%		42%
International as a percentage of total revenue	51%		54%	55%		58%
Revenue mix by product category:
Product – North America	$8,973	56%	$5,734	$14,650	53%	$9,566
Product – Rest of World	7,646	36%	5,632	15,207	35%	11,284
Hand Piece Refills	769	(23)%	1,005	1,533	(25)%	2,046
Skincare	654	(18)%	800	1,355	(33)%	2,027
Service	4,521	(1)%	4,553	8,889	(1)%	8,990
Consolidated total revenue	$22,563	27%	$17,724	$41,634	23%	$33,913

Discussion of Revenue by Geography:

Our U.S. revenue increased by $2.9 million, or 36%, and by $4.7 million, or 33% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were due primarily to an increase in sales of our recently launched enlighten and excel HR products as well as an increase in the sales of excel V, partially offset by declines in sales of some of our legacy products.

Our international revenue increased by $1.9 million, or 20%, and by $3.0 million, or 15% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were due primarily to increases in revenue from our distributor business in Europe as well as Asia Pacific countries, along with increase in our direct business in Australia.

Discussion of Revenue by Product Type:

Product Revenue

Product revenue in North America increased by $3.2 million, or 56%, and by $5.1 million, or 53% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were attributable primarily to:

●	Revenue from our newly introduced enlighten and excel HR product;
●	Increase in revenue from excel V; which was offset partly by
●	Reduction in revenue from our legacy products.

Product revenue outside of North America (“Rest of the World”) increased by $2.0 million, or 36%, and by $3.9 million, or 35% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. These increases were attributable primarily to:

●	Revenue from our newly introduced enlighten and excel HR product; which was offset partly by
●	Reduction in revenue from some of our other legacy products; and
●	The negative impact associated with the appreciation of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar.

Hand Piece Refills Revenue

Our hand piece refills revenue decreased by $236,000, or 23%, and by $513,000, or 25% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This decrease was caused by reduced utilization and due to the decline in the Japanese Yen relative to the U.S. Dollar.

Skincare Revenue

Our skincare revenue decreased by $146,000, or 18%, and by $672,000, or 33% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This decline was due primarily to the termination of our agreement with Merz for the distribution of their Radiesse® dermal filler product in the second quarter of 2014 as well as the decline in the Japanese Yen relative to the U.S. Dollar.

Service Revenue

Our worldwide Service revenue decreased by $32,000, or 1%, and by $101,000, or 1% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Gross profit	$12,876	30%	$9,876	$22,895	22%	$18,762
As a percentage of total net revenue	57%		56%	55%		55%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 57% in the three months ended June 30, 2015, compared to 56% for the same period in 2014. Gross margin was 55% in both of the six months ended June 30, 2015 and 2014. The increase in the three months ended June 30, 2015 was due primarily to:

●	Increased leverage resulting from higher revenue;
●	A favorable product mix; and
●	Manufacturing cost reductions of our new products; partially offset by
●	Higher volume of distributor sales, which have a lower margin than our direct sales; and
●	Unfavorable impact on our international selling prices due to the strengthening of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Sales and marketing	$9,066	17%	$7,754	$17,253	14%	$15,085
As a percentage of total net revenue	40%		44%	42%		44%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $1.3 million, and represented 40% of total net revenue in the three months ended June 30, 2015, compared to 44% in the same period in 2014. The $1.3 million increase was due primarily to:

●	$811,000 net increase in North American personnel related expenses, which were driven primarily by higher commissions due to higher sales; and

●	$397,000 of higher international personnel and travel related expenses due to increased headcount.

Sales and marketing expenses increased by $2.2 million, and represented 42% of total net revenue in the six months ended June 30, 2015, compared to 44% in the same period in 2014. The $2.2 million increase was due primarily to:

●	$1.6 million net increase in North American personnel related expenses, which was due in part to higher commissions resulting from higher sales and higher severance expense; and

●	$333,000 of higher promotional expenses primarily in North America and Australia; partially offset by

●	$221,000 of other cost reductions in Japan due primarily to the favorable impact of the decline in the Japanese Yen in relation to the U.S. Dollar.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Research and development	$2,728	4%	$2,622	$5,173	(2)%	$5,266
As a percentage of total net revenue	12%		15%	12%		16%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $106,000, and represented 12% of total net revenue in the three months ended June 30, 2015, compared to 15% for the same period in 2014. This increase in expense was due primarily to:

●	$432,000 of increased personnel and consulting related expenses;

●	$71,000 of increased equipment related expense; partially offset by

●	$453,000 of decreased material spending, related to project timing.

R&D expenses decreased by $93,000, and represented 12% of total net revenue in the six months ended June 30, 2015, compared to 16% for the same period in 2014. This decrease in expense was due primarily to:

●	$927,000 of decreased material spending, related to project timing; partially offset by

●	$629,000 of increased personnel related expenses;

●	$132,000 of increased equipment related expenses; and

●	$66,000 of increased travel related expenses.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
General and administrative	$3,014	29%	$2,335	$6,003	23%	$4,899
As a percentage of total net revenue	14%		13%	14%		14%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax and other general and administrative expenses. G&A expenses increased by $679,000 and represented 14% of total net revenue in both of the three months ended June 30, 2015 and 2014. This increase was due primarily to $652,000 of increased personnel related expenses.

G&A expenses increased by $1.1 million and represented 14% of total net revenue in both of the six months ended June 30, 2015 and 2014. This increase was due primarily to $1.1 million of increased personnel related expenses.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Interest income	$88	(11)%	$99	$190	(2)%	$193
Other income, net	8	(79)%	39	(86)	(444)%	25
Total interest and other income, net	$96	(30)%	$138	$104	(52)%	$218

Interest and other income, net, decreased $42,000 and $114,000 for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. This decrease was primarily attributable to net foreign exchange losses.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	20143
Loss before income taxes	$(1,836)	(32)%	$(2,697)	$(5,430)	(13)%	$(6,270)
Provision for income taxes	53	20%	44	103	27%	81

For the three and six months ended June 30, 2015, we recorded an income tax provision was $53,000 and $103,000, compared to $44,000 and $81,000 for the three and six months ended June 30, 2014, respectively, which was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a 100% valuation allowance against our U.S. deferred tax assets.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	June 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$11,627	$9,803	$1,824
Marketable investments	54,708	71,343	(16,635)
Total	$66,335	$81,146	$(14,811)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014
Net cash flow provided by (used in):
Operating activities	$(4,634)	$(3,492)
Investing activities	15,789	(4,287)
Financing activities	(9,331)	2,439
Net decrease in cash and cash equivalents	$1,824	$(5,340)

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2015 was $4.6 million, which was due primarily to:

●

$2.7 million used due to the net loss of $5.5 million reduced by non-cash related items of $2.8 million consisting primarily of stock-based compensation expense of $1.9 million and depreciation and amortization expenses of $0.6 million;

●	$2.5 million used to increase inventory as a result of our expanded product line;

●	$1.5 million used by a decrease in deferred revenue;

●	$0.7 million used to pay down the high year-end accrued liabilities balance; partially offset by

●	$2.2 million generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2014; and

●	$0.5 million generated from an increase in accounts payable.

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

Cash Flows from Investing Activities

We generated net cash of $15.8 million in our investing activities in the six months ended June 30, 2015, which was attributable primarily to:

●     $28.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●     $12.3 million of cash used to purchase marketable investments; and

●     $0.7 million used in the acquisition of property, equipment and software.

We used net cash of $4.3 million in our investing activities in the six months ended June 30, 2014, which was attributable primarily to:

●     $27.9 million of cash used to purchase marketable investments;

●     $0.3 million used to acquire property and equipment; partially offset by

●     $23.8 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash provided used in financing activities was $9.3 million in the six months ended June 30, 2015, which was primarily due to:

●	the repurchase of common stock for $17.7 million; partially offset by
●	proceeds of $8.5 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (or “ESPP”) program.

Net cash provided by financing activities was $2.4 million in the six months ended June 30, 2014 which primarily consisted of proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $66.3 million as of June 30, 2015. For the first six months of 2015, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and purchasing stock through the ESPP program. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $66.3 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase up to the remaining $22.3 million of our stock pursuant to the $40.0 million share buyback program approved by our Board.

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

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of June 30, 2015, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $357,000.

Foreign Exchange Fluctuations:

While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue and costs are denominated in U.S. Dollars, we are exposed to foreign currency fluctuations in countries where we have a direct operation. We do not actively hedge our exposure to currency rate fluctuations. The three major currencies that we have exposure to and have assets and liabilities denominated in local currencies in, are Japanese Yen, Euro and Australian Dollar. In the six months ended June 30, 2015, versus the same period in 2014, the decline in the average exchange rate of these currencies, versus the U.S. Dollar, was as follows:

Euro vs. U.S. Dollar	-23%
Japanese Yen vs. U.S. Dollar	-17%
Australian Dollar vs. U.S. Dollar	-17%

While the effect of these foreign exchange rate declines had a material negative impact on our revenue, it also resulted in a partially offsetting favorable benefit on our cost of revenue and operating expenses. Assuming a hypothetical appreciation of the U.S. Dollar by 10% compared to each of these currencies, based on revaluing our local currency denominated assets and liabilities as of June 30, 2015, the fair value of our net assets would potentially decline by approximately $133,000.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of June 30, 2015, we had an immaterial accrual for legal matters and claims and do not expect to incur any material costs beyond the amounts accrued.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three and six months ended June 30, 2015, our U.S. revenue increased by approximately 36% and 33% respectively, compared to the same periods in 2014. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 49% and 46% of our total revenue in the three months ended June 30, 2015 and 2014, respectively, and represented 45% and 42% of our total revenue in the six months ended June 30, 2015 and 2014, respectively. U.S revenue increased by 36% and 33% in the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014, due to several factors, including:

●

In 2014 and in the first half of 2015, we continued to expand our North American direct sales force, restructured their compensation arrangements, and hired new medical equipment industry experienced sales management.

●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. We experienced revenue growth from our new enlighten and excel HR products launched in the fourth and second quarter of 2014, respectively.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S., or that the new direct sales employees and management hired to replace the departed sales employees will continue to be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted.

Given the U.S. represents a significant source of our revenue, if our U.S. revenue does not improve further, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

In over six years we have only had two profitable quarters and we are unable to predict whether we will return to sustained quarterly profits in the future.

Although we had a profitable fourth quarter in 2009 and 2012, we have otherwise had net quarterly losses in each quarter since the third quarter of 2008. There is no guarantee that we will be profitable in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of profitability.

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While our recently released products in 2014 — enlighten- Q4’14 and excel HR- Q2’14 — have resulted in the growth of our revenue over the last five quarters ended June 30, 2015, sales of our truSculpt product introduced in 2012 have not gained a share of the market segment to the degree we had expected.

In an effort to improve our revenue, we have invested in the restructuring and expansion of our global sales force, re-evaluated and changed the structure of their compensation arrangements, hired new senior sales management with prior experience in the aesthetic medical device industry, and increased our marketing and promotional activities. We have also invested heavily in training our new sales employees to sell our products and in marketing efforts to generate additional revenue.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was a change in sales leadership in 2014. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. In addition, due to the competition for sales professionals in our industry, we have recruited sales professionals from outside the industry. Sales professionals from outside the industry take longer to train and to become familiar with our products and the procedures in which they are used. As a result of a lack of industry knowledge, these sales professionals may take longer to become productive members of our sales force. These factors have heavily impacted Product revenue in the first six months of 2015 and full-year 2014.

In the first quarter of 2015, as well as in 2014, we restructured and have been expanding our North American direct sales force and sales management. We have increased our efforts to hire high quality experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession, some of those sales professionals have left our company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. We believe that the sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American productivity in 2014.

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

Our gross margin (revenue less cost of revenue) was 55% in both of the six months ended June 30, 2015 and 2014. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

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

International revenue represented 55% of our total revenue in the six months ended June 30, 2015, compared to 58% in the same period in 2014. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in first six months of 2015, negatively impacting our revenue from international operations.

We have experienced significant turnover of our European sales team in the past. While we continue to have a direct sales and service organization in France, Belgium, Spain and Switzerland, a significant portion of our European revenue is generated through our network of distributors. Though we continue to evaluate and replace non-performing distributors, and have recently brought greater focus on collaborating with our distributor partners, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. Dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in the first six months of 2015, compared to the same period in 2014. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of June 30, 2015, our balance in marketable investments was $55 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2015 would have potentially decreased by approximately $357,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

As of December 31, 2014, approximately 53% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

●

Litigation surrounding executive compensation has increased.If we are involved in a lawsuit related to compensation matters or any other matters not covered by our D&O insurance, there could be material expenses involved, fines, or remedial actions which could negatively affect our stock price;

●	The general market conditions unrelated to our operating performance;

●	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;

●	Quarterly variations in our, or our competitors’, results of operations;

●	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;

●	The announcement of new products or service enhancements by us or our competitors;

●	The announcement of the departure of a key employee or executive officer by us or our competitor;

●	Regulatory developments or delays concerning our, or our competitors’ products; and

●	The initiation of any other litigation by us or against us.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2015, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the United States and certain foreign jurisdictions where we operate through a subsidiary including; Australia, Belgium, Canada, France, Hong Kong, Italy, Japan, Spain, Switzerland and the United Kingdom. Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities.

In July 2015, we were advised that our Japan subsidiary is going to be undergoing an income tax audit for the years 2012 to 2014. Although we believe our tax positions are properly supported, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the six months ended June 30, 2015 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
February 18-28, 2015	56	$12.85	56	$39,276
March 1-31, 2015	330	13.55	330	34,806
April 1-30, 2015	285	13.57	285	30,945
May 1-31, 2015	296	14.38	296	26,692
June 1-30, 2015	298	14.75	298	22,294
	1,265	14.00	1,265	22,294

On February 18, 2015, our Board of Directors approved the expansion of our Stock Buyback Program from $10 million to $40 million, under which our issued and outstanding common shares can be repurchased through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchase that are subject to management discretion and regulatory restrictions.

In the six months ended June 30, 2015, we repurchased 1,264,609 shares of our common stock for approximately $17.7 million. As of June 30, 2015, there remained an additional $22.3 million of our common stock to be purchased under the Modified Stock Buyback Program. The number of shares to be repurchased, and the timing of such repurchases, will be based on several factors, including the price of the Company's common stock, regulatory restrictions, and general market and business conditions. All shares repurchased are retired and returned to authorized but unissued status.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 5th day of August, 2015.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)