Form 10-Q
period 2015-09-30
CUTERA INC
filed 2015-11-02
CIK 1162461

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2015 was 12,928,577.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$10,055	$9,803
Marketable investments	37,689	71,343
Accounts receivable, net	9,013	11,137
Inventories	13,479	10,988
Deferred tax asset	69	26
Other current assets and prepaid expenses	1,977	1,591
Total current assets	72,282	104,888

Property and equipment, net	1,386	1,461
Deferred tax asset, net of current portion	291	269
Intangibles, net	227	595
Goodwill	1,339	1,339
Other long-term assets	392	361
Total assets	$75,917	$108,913

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,659	$3,083
Accrued liabilities	12,234	11,007
Deferred revenue	8,470	8,898
Total current liabilities	23,363	22,988

Deferred revenue, net of current portion	2,495	4,346
Income tax liability	187	145
Other long-term liabilities	538	926
Total liabilities	26,583	28,405

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,136,245 and 14,446,950 shares at September 30, 2015 and December 31, 2014, respectively	13	14
Additional paid-in capital	81,043	105,721
Accumulated deficit	(31,722)	(25,232)
Accumulated other comprehensive income	—	5
Total stockholders’ equity	49,334	80,508
Total liabilities and stockholders’ equity	$75,917	$108,913

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net revenue:
Products	$18,797	$14,409	$51,542	$39,332
Service	4,288	4,317	13,177	13,307
Total net revenue	23,085	18,726	64,719	52,639
Cost of revenue:
Products	7,625	5,877	22,555	16,871
Service	1,969	2,058	5,778	6,215
Total cost of revenue	9,594	7,935	28,333	23,086
Gross profit	13,491	10,791	36,386	29,553

Operating expenses:
Sales and marketing	8,790	7,805	26,043	22,890
Research and development	2,748	2,628	7,921	7,894
General and administrative	2,937	2,897	8,940	7,796
Total operating expenses	14,475	13,330	42,904	38,580
Loss from operations	(984)	(2,539)	(6,518)	(9,027)
Interest and other income, net	84	—	188	218
Loss before income taxes	(900)	(2,539)	(6,330)	(8,809)
Provision for income taxes	57	97	160	178
Net loss	$(957)	$(2,636)	$(6,490)	$(8,987)

Net loss per share:
Basic and Diluted	$(0.07)	$(0.18)	$(0.45)	$(0.63)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,827	14,334	14,290	14,197

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(957)	$(2,636)	$(6,490)	$(8,987)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(19)	(57)	1	(29)
Less: Reclassification adjustment for gains on investments recognized during the year	(4)	(3)	(6)	(4)
Net change in unrealized gain (loss) on available-for-sale investments	(23)	(60)	(5)	(33)
Tax benefit	(6)	(10)	—	—
Other comprehensive loss, net of tax	(17)	(50)	(5)	(33)
Comprehensive loss	$(974)	$(2,686)	$(6,495)	$(9,020)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(6,490)	$(8,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,987	2,298
Depreciation and amortization	912	989
Other	213	222
Changes in assets and liabilities:
Accounts receivable	2,124	845
Inventories	(2,491)	(2,100)
Other current assets and prepaid expenses	(138)	(181)
Other long-term assets	(31)	311
Accounts payable	(424)	898
Accrued liabilities	544	(385)
Other long-term liabilities	(217)	(214)
Deferred revenue	(2,279)	1,507
Income tax liability	42	43
Net cash used in operating activities	(5,248)	(4,754)

Cash flows from investing activities:
Acquisition of property, equipment and software	(703)	(390)
Proceeds from sales of marketable investments	19,271	11,501
Proceeds from maturities of marketable investments	29,024	22,260
Purchase of marketable investments	(14,887)	(36,539)
Net cash provided by (used in) investing activities	32,705	(3,168)

Cash flows from financing activities:
Repurchase of common stock	(36,616)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,554	3,166
Payments on capital lease obligations	(143)	(109)
Net cash provided by (used in) financing activities	(27,205)	3,057

Net increase (decrease) in cash and cash equivalents	252	(4,865)
Cash and cash equivalents at beginning of period	9,803	16,242
Cash and cash equivalents at end of period	$10,055	$11,377

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$604	$—

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

Recent Accounting Pronouncements

In May 2014, the Financial Accountings Standards Board (“FASB”) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, or ASU 2014-09, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. In August 2015, the FASB issued an update to defer the effective date of this update by one year. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018, but allows the Company to adopt the standard one year earlier if it so chooses. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its Consolidated Financial Statements and related disclosures, and is therefore unable to determine the impact on the Company's financial statements.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

September 30, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$7,137	$—	$—	$7,137
Money market funds	719	—	—	719
Commercial paper	2,199	—	—	2,199
Total cash and cash equivalents	10,055	—	—	10,055

Marketable investments:
U.S. government notes	7,766	23	—	7,789
U.S. government agencies	9,676	18	—	9,694
Municipal securities	3,913	8	—	3,921
Commercial paper	4,996	2	—	4,998
Corporate debt securities	11,288	3	(4)	11,287
Total marketable investments	37,639	54	(4)	37,689

Total cash, cash equivalents and marketable investments	$47,694	$54	$(4)	$47,744

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$7,761	$—	$—	$7,761
Money market funds	242	—	—	242
Commercial paper	1,800	—	—	1,800
Total cash and cash equivalents	9,803	—	—	9,803

Marketable investments:
U.S. government notes	18,345	17	(1)	18,361
U.S. government agencies	19,768	33	(1)	19,800
Municipal securities	3,607	3	(3)	3,607
Commercial paper	10,693	2	—	10,695
Corporate debt securities	18,875	13	(8)	18,880
Total marketable investments	71,288	68	(13)	71,343

Total cash, cash equivalents and marketable investments	$81,091	$68	$(13)	$81,146

As of September 30, 2015 and December 31, 2014, total gross unrealized losses were $4,000 and $13,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of September 30, 2015 (in thousands):

Amount
Due in less than one year	$26,103
Due in 1 to 3 years	11,586
Total marketable investments	$37,689

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

As of September 30, 2015, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$719	$—	$—	$719
Commercial paper	—	2,199	—	2,199
Marketable investments:
Available-for-sale securities	—	37,689	—	37,689
Total assets at fair value	$719	$39,888	$—	$40,607

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2015 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of September 30, 2015 and December 31, 2014, inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$8,379	$7,185
Finished goods	5,100	3,803
Total	$13,479	$10,988

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

The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning Balance	$1,254	$1,080	$1,167	$1,202
Add: Accruals for warranties issued during the period	1,122	568	2,674	1,615
Less: Settlements made during the period	(979)	(671)	(2,444)	(1,840)
Ending Balance	$1,397	$977	$1,397	$977

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

The following table provides changes in the deferred service contract revenue balance for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Beginning Balance	$11,546	$13,001	$12,949	$11,637
Add: Payments received	2,331	3,418	7,383	10,985
Less: Revenue recognized	(3,199)	(3,233)	(9,654)	(9,436)
Ending Balance	$10,678	$13,186	$10,678	$13,186

Costs for extended service contracts were $1.5 million and $1.8 million for the three months ended September 30, 2015 and 2014, respectively, and $4.6 million and $5.3 million for the nine months ended September 30, 2015 and 2014, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program

On February 18, 2015, the Company’s Board of Directors modified the Company’s stock buyback program (“Modified Stock Buyback Program”), from $10 million to $40 million, under which the Company’s issued and outstanding common shares can be repurchased through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchases that are subject to management discretion and regulatory restrictions.

In the three months ended September 30, 2015, the Company repurchased 1,344,699 shares of its common stock for approximately $19.4 million. In the nine months ended September 30, 2015, the Company repurchased 2,609,308 shares of its common stock for approximately $37.1 million. In the month of October 2015, the Company completed the buyback of the remaining $2.9 million under the Modified Stock Buyback Program. All shares repurchased were retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$112	$145	$329	$416
Sales and marketing	311	195	727	414
Research and development	148	167	510	406
General and administrative	473	473	1,421	1,062
Total stock-based compensation expense	$1,044	$980	$2,987	$2,298

Under the 2004 Equity Incentive Plan, as amended, the Company issued 290,759 and 1,335,484 shares of common stock during the three and nine months ended September 30, 2015, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2014	129,760	3,462,567	$9.39
Additional shares reserved	1,300,000	—	—
Options granted	(129,000)	129,000	13.26
Stock awards granted 1 2	(394,010)	—	—
Options exercised	—	(1,117,639)	9.20
Options canceled	278,554	(278,554)	12.54
Stock awards canceled [1]	83,157	—	—
Balance, September 30, 2015	1,268,461	2,195,374	$9.31

1.	The Company has a “fungible share” provision in its 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan, results in a requirement to subtract / add back 2.12 shares from / to the Shares Available for Grant.
2.	Included in 'Stock awards granted' of 394,010, was 158,294 fungible shares relating to 74,667of PSUs granted. These PSUs will result in a higher or lower number of shares of common stock that may be paid out on March 15, 2016, based on the achievement of three performance goals at targets that were pre-determined by the Board and disclosed in a Form 8-K on August 7, 2015.

As of September 30, 2015, there was approximately $4.9 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 2.1 years. The actual expense recorded may be higher or lower based on a number of factors, including actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Options to purchase common stock	2,330	3,391	2,710	3,498
Restricted stock units	307	209	296	177
Performance stock units	—	—	96	3
Employee stock purchase plan shares	27	31	59	54
Total	2,664	3,631	3,161	3,732

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. For the three and nine months ended September 30, 2015, the Company’s tax provision was $57,000 and $160,000, compared to $97,000 and $178,000 for the three and nine months ended September 30, 2014, respectively, and was primarily related to income taxes of the Company’s non-U.S. operations as the Company’s U.S. operations were in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability, contractual lawsuits and other general corporate matters in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of September 30, 2015 and December 31, 2014, the Company had an immaterial accrual for legal matters and claims and did not expect to incur any material costs beyond the amounts accrued.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post-warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured cosmeceuticals. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of its Radiesse® dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We have wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. We market, sell and service our products outside of the United States through our direct employees as well as a global distributor network in over 40 countries.

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

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products.
●	Customer (physicians) demand for our products.
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Marketing to physicians in the core dermatology and plastic surgery specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of Service, Products and upgrades, Hand piece refills, and Skincare products.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenue	100%	100%	100%	100%
Cost of revenue	42%	42%	44%	44%
Gross margin	58%	58%	56%	56%

Operating expenses:
Sales and marketing	38%	42%	40%	43%
Research and development	12%	14%	12%	15%
General and administrative	13%	15%	14%	15%
Total operating expenses	63%	71%	66%	73%

Loss from operations	(5)%	(13)%	(10)%	(17)%
Interest and other income, net	1%	—%	—%	—%
Loss before income taxes	(4)%	(13)%	(10)%	(17)%
Provision for income taxes	—%	1%	—%	—%
Net loss	(4)%	(14)%	(10)%	(17)%

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Revenue mix by geography:
United States	$13,206	74%	$7,607	$32,034	47%	$21,733
International	9,879	(11)%	11,119	32,685	6%	30,906
Consolidated total revenue	$23,085	23%	$18,726	$64,719	23%	$52,639

United States as a percentage of total revenue	57%		41%	49%		41%
International as a percentage of total revenue	43%		59%	51%		59%
Revenue mix by product category:
Product – North America	$10,830	80%	$6,018	$25,480	64%	$15,584
Product – Rest of World	6,562	(5)%	6,904	21,769	20%	18,188
Total Product	17,392	35%	12,922	47,249	40%	33,772
Hand Piece Refills	671	(19)%	824	2,204	(23)%	2,870
Skincare	734	11%	663	2,089	(22)%	2,690
Service	4,288	(1)%	4,317	13,177	(1)%	13,307
Consolidated total revenue	$23,085	23%	$18,726	$64,719	23%	$52,639

Discussion of Revenue by Geography:

Our U.S. revenue increased by $5.6 million, or 74%, and by $10.3 million, or 47% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These increases were due primarily to the hiring of a new sales management experienced in the medical equipment industry, expansion of our direct sales force and the restructuring of their compensation arrangements. In addition, the increase in sales resulted from our recently launched enlighten and excel HR products as well as an increase in the sales of excel V and xeo, partially offset by declines in sales of some of our legacy products.

Our international revenue declined by $1.2 million, or 11%, in the three months ended September 30, 2015, compared to the same period in 2014. This decrease was due primarily to the appreciation of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar, along with a reduction in revenue from our direct business in Japan, Canada and Europe, partially offset by increases in our distributor business in Asia Pacific and Latin American countries as well as our direct business in Australia. Our international revenue increased by $1.8 million, or 6% in the nine months ended September 30, 2015, compared to the same period in 2014. This increase was due primarily to increases in revenue from our distributor business in Europe as well as Asia Pacific countries, along with an increase in our direct business in Australia, partially offset by the negative impact associated with the appreciation of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar as well as a decline in our direct business in Japan and Canada.

Discussion of Revenue by Product Type:

Product Revenue

Product revenue in North America increased by $4.8 million, or 80%, and by $9.9 million, or 64% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These increases were attributable primarily to:

●	Revenue from our newly introduced enlighten and excel HR product;
●	Increase in revenue from excel V and xeo; which was offset partly by
●	Reduction in revenue from our legacy products.

Product revenue outside of North America (“Rest of the World”) decreased by $0.3 million, or 5%, in the three months ended September 30, 2015, compared to the same period in 2014. This decrease was attributable primarily to:

●	The negative impact associated with the appreciation of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar;
●	Reduction in revenue from some of our legacy products; which was offset partly by
●	Revenue from our newly introduced enlighten and excel HR product

Product revenue outside of North America increased by $3.6 million, or 20%, in the nine months ended September 30, 2015, compared to the same period in 2014. This increase was attributable primarily to:

●	Revenue from our newly introduced enlighten and excel HR product; which was offset partly by
●	The negative impact associated with the appreciation of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar; and
●	Reduction in revenue from some of our legacy products.

Hand Piece Refills Revenue

Our hand piece refills revenue decreased by $153,000, or 19%, and by $666,000, or 23% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. These decreases were caused by reduced utilization and due to the decline in our Japan sourced revenue resulting, primarily from the devaluation of the Japanese Yen relative to the U.S. Dollar.

Skincare Revenue

Our skincare revenue increased by $71,000, or 11% in the three months ended September 30, 2015, compared to the same period in 2014. This increase was due primarily to expanded product offerings of this distributed product, partially offset by declines in the Japanese Yen relative to the U.S. Dollar. Our skincare revenue decreased by $601,000, or 22% in the nine months ended September 30, 2015, compared to the same periods in 2014. This decline was due primarily to the termination of our agreement with Merz for the distribution of their Radiesse® dermal filler product in the second quarter of 2014 as well as the decline in the Japanese Yen relative to the U.S. Dollar, partially offset by the expanded product offering of this distributed product.

Service Revenue

Our worldwide Service revenue decreased by $29,000, or 1%, and by $130,000, or 1% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Gross profit	$13,491	25%	$10,791	$36,386	23%	$29,553
As a percentage of total net revenue	58%		58%	56%		56%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin was 58% in both of the three months ended September 30, 2015 and 2014. Gross margin was 56% in both of the nine months ended September 30, 2015 and 2014. Gross margin remained flat for both periods ended September 30, 2015 due primarily to:

●	Increased leverage resulting from higher revenue; and
●	Higher volume of direct sales, which have a higher margin than our distributor sales; offset by
●	A shift in product mix towards lower margin products; and
●	Unfavorable impact on our international selling prices due to the strengthening of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Sales and marketing	$8,790	13%	$7,805	$26,043	14%	$22,890
As a percentage of total net revenue	38%		42%	40%		43%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $1.0 million, and represented 38% of total net revenue in the three months ended September 30, 2015, compared to 42% in the same period in 2014. The $1.0 million increase was due primarily to:

●	$458,000 net increase in North American personnel related expenses, which were driven primarily by higher commissions due to higher sales;
●	$406,000 of higher promotional expenses primarily in North America; and
●	$145,000 of higher international personnel and travel related expenses due to increased headcount.

Sales and marketing expenses increased by $3.2 million, and represented 40% of total net revenue in the nine months ended September 30, 2015, compared to 43% in the same period in 2014. The $3.2 million increase was due primarily to:

●	$2.0 million net increase in North American personnel related expenses, which was due in part to increased headcount, higher commissions resulting from higher sales and higher severance expense;
●	$743,000 of higher promotional expenses primarily in North America and Australia; and
●

$707,000 of higher international personnel and travel related expenses due to increased headcount, partially offset by the decline in expenses resulting from the devaluation of the Euro, Japanese Yen and the Australian Dollar versus the U.S. Dollar.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Research and development	$2,748	5%	$2,628	$7,921	—%	$7,894
As a percentage of total net revenue	12%		14%	12%		15%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $120,000, and represented 12% of total net revenue in the three months ended September 30, 2015, compared to 14% for the same period in 2014. This increase in expense was due primarily to:

●	$95,000 of increased personnel and consulting related expenses;
●	$72,000 of increased equipment related expense; partially offset by
●	$50,000 of decreased material spending, related to project timing.

R&D expenses increased by $27,000, and represented 12% of total net revenue in the nine months ended September 30, 2015, compared to 15% for the same period in 2014. This increase in expense was due primarily to:

●	$718,000 of increased personnel and consulting related expenses;
●	$201,000 of increased equipment related expense;
●	$74,000 of increase travel related expenses; partially offset by
●	$977,000 of decreased material spending related to project timing.

General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
General and administrative	$2,937	1%	$2,897	$8,940	15%	$7,796
As a percentage of total net revenue	13%		15%	14%		15%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, U.S. medical device excise tax and other general and administrative expenses. G&A expenses increased by $40,000 and represented 13% of total net revenue in the three months ended September 30, 2015, compared to 15% in the same period in 2014.

G&A expenses increased by $1.1 million and represented 14% of total net revenue in the nine months ended September 30, 2015, compared to 15% in the same period in 2014. This increase was due primarily to $1.1 million of increased personnel related expenses.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Interest income	$74	(30)%	$106	$264	(12)%	$299
Other income, net	10	(109)%	(106)	(76)	(6)%	(81)
Total interest and other income, net	$84	—%	$—	$188	(14)%	$218

Interest and other income, net, increased $84,000 for the three months ended September 30, 2015, compared to the same period in 2014. This increase was due primarily to a reduction in net foreign exchange losses, partially offset by lower interest income as a result of a decrease in our marketable investments balance. Interest and other income, net, decreased by $30,000 for the nine months ended September 30, 2015, compared to the same period in 2014. This decrease was primarily attributable to lower interest income as a result of a decrease in our marketable investments balance.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2015	% Change	2014	2015	% Change	2014
Loss before income taxes	$(900)	(65)%	$(2,539)	$(6,330)	(28)%	$(8,809)
Provision for income taxes	57	(41)%	97	160	(10)%	178

For the three and nine months ended September 30, 2015, we recorded an income tax provision of $57,000 and $160,000, compared to $97,000 and $178,000 for the three and nine months ended September 30, 2014, respectively, which was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we maintain a 100% valuation allowance against our U.S. deferred tax assets.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2015	December 31, 2014	Change
Cash and cash equivalents	$10,055	$9,803	$252
Marketable investments	37,689	71,343	(33,654)
Total	$47,744	$81,146	$(33,402)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Net cash flow provided by (used in):
Operating activities	$(5,248)	$(4,754)
Investing activities	32,705	(3,168)
Financing activities	(27,205)	3,057
Net increase (decrease) in cash and cash equivalents	$252	$(4,865)

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2015 was $5.2 million, which was due primarily to:

●

$2.4 million used due to the net loss of $6.5 million reduced by non-cash related items of $4.1 million consisting primarily of stock-based compensation expense of $3.0 million and depreciation and amortization expenses of $0.9 million;

●	$2.5 million used to increase inventory as a result of our expanded product line;
●	$2.3 million used by a decrease in deferred revenue;
●	$0.4 million used to pay accounts payables; partially offset by
●	$2.1 million generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2014; and
●	$0.5 million generated from an increase in accrued liabilities.

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

Cash Flows from Investing Activities

We generated net cash of $32.7 million in our investing activities in the nine months ended September 30, 2015, which was attributable primarily to:

 ●     $48.3 million in net proceeds from the sales and maturities of marketable investments; partially offset by

 ●     $14.9 million of cash used to purchase marketable investments; and

 ●     $0.7 million used in the acquisition of property, equipment and software.

We used net cash of $3.2 million in our investing activities in the nine months ended September 30, 2014, which was attributable primarily to:

 ●     $36.5 million of cash used to purchase marketable investments;

 ●     $0.4 million used to acquire property and equipment; partially offset by

 ●     $33.8 million in net proceeds from the sales and maturities of marketable investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $27.2 million in the nine months ended September 30, 2015, which was primarily due to:

●	the repurchase of common stock for $36.6 million; partially offset by
●	proceeds of $9.6 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (or “ESPP”) program.

Net cash provided by financing activities was $3.1 million in the nine months ended September 30, 2014 and primarily consisted of proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $47.7 million as of September 30, 2015. For the first nine months of 2015, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and purchasing stock through the ESPP program. We believe the existing capital resources, including cash and cash equivalents and marketable investments of $47.7 million, are sufficient to meet our operating and capital requirements for the next several years.

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

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of September 30, 2015, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $124,000.

Foreign Exchange Fluctuations:

While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue and costs are denominated in U.S. Dollars, we are exposed to foreign currency fluctuations in countries where we have a direct operation. We do not actively hedge our exposure to currency rate fluctuations. The three major currencies that we have exposure to and have assets and liabilities denominated in local currencies in, are Japanese Yen, Euro and Australian Dollar. In the nine months ended September 30, 2015, versus the same period in 2014, the decline in the average exchange rate of these currencies, versus the U.S. Dollar, was as follows:

Euro vs. U.S. Dollar	-22%
Japanese Yen vs. U.S. Dollar	-17%
Australian Dollar vs. U.S. Dollar	-20%

While the effect of these foreign exchange rate declines had a material negative impact on our revenue, it also resulted in a partially offsetting favorable benefit on our cost of revenue and operating expenses. Assuming a hypothetical appreciation of the U.S. Dollar by 10% compared to each of these currencies, based on revaluing our local currency denominated assets and liabilities as of September 30, 2015, the fair value of our net assets would potentially decline by approximately $31,000.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of September 30, 2015, we had an immaterial accrual for legal matters and claims and do not expect to incur any material costs beyond the amounts accrued.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three and nine months ended September 30, 2015, our U.S. revenue increased by approximately 74% and 47% respectively, compared to the same periods in 2014. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 57% and 41% of our total revenue in the three months ended September 30, 2015 and 2014, respectively, and represented 49% and 41% of our total revenue in the nine months ended September 30, 2015 and 2014, respectively. U.S revenue increased by 74% and 47% in the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014, due to several factors, including:

●

In 2014 and in the first three quarters of 2015, we continued to expand our North American direct sales force, restructured their compensation arrangements, and hired new sales management experienced in the medical equipment industry.

●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. We experienced revenue growth from our new enlighten and excel HR products launched in the fourth and second quarter of 2014, respectively.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S., or that the new direct sales employees and management hired to replace the departed sales employees will continue to be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted and we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While our recently released products in 2014 — enlighten- Q4’14 and excel HR- Q2’14 — have resulted in the growth of our revenue over the last six quarters ended September 30, 2015, sales of our truSculpt product introduced in 2012 have not gained a share of the market segment to the degree we had expected.

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

If our revenue does not continue to improve or we do not achieve adequate growth in the future, or if we are not able to control our costs to leverage our expenses, then we may continue to incur a quarterly net loss and may continue to consume cash in our operations in the future.

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

We have experienced direct sales employee and sales management turnover in North America for several reasons. One such reason was a change in sales leadership in 2014. Further, competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. In addition, due to the competition for sales professionals in our industry, we have recruited sales professionals from outside the industry. Sales professionals from outside the industry take longer to train and to become familiar with our products and the procedures in which they are used. As a result of a lack of industry knowledge, these sales professionals may take longer to become productive members of our sales force. These factors have heavily impacted Product revenue in the first nine months of 2015 and full-year 2014.

Over the past approximately fifteen months, we restructured and have been expanding our North American direct sales force and sales management. We have increased our efforts to hire industry experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession, some of those sales professionals have left our company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. We believe that the sales employee turnover, restructuring and expansion of the sales force had a negative impact on our North American productivity in 2014.

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

Our gross margin (revenue less cost of revenue) was 56% in both of the nine months ended September 30, 2015 and 2014. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins, tattoo removal, and skin rejuvenation, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and pigmented lesions, etc. In the fourth quarter of 2014, we launched enlighten, a dual wavelength, dual pulse duration tattoo removal and benign pigmented lesions treatment system featuring picosecond technology. Additionally, in the second quarter of 2014 we launched excel HR, a premium hair removal platform for all skin types. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Macroeconomic developments, like the global recession and the debt crisis in the U.S. and certain countries in the European Union, could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

International revenue represented 51% of our total revenue in the nine months ended September 30, 2015, compared to 59% in the same period in 2014. International revenue is a material component of our business strategy. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in first nine months of 2015, negatively impacting our revenue from international operations.

We have experienced significant turnover of our European sales team in the past. While we continue to have a direct sales and service organization in France, Belgium, Spain, Switzerland, and the United Kingdom, a significant portion of our European revenue is generated through our network of distributors. Though we continue to evaluate and replace non-performing distributors, and have recently brought greater focus on collaborating with our distributor partners, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. Dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in the first nine months of 2015, compared to the same period in 2014. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

Our ability to effectively compete and generate additional revenue from new and existing products depends upon our ability to distinguish our company and our products from our competitors and their products, and to develop and effectively market new and existing products. Our success is dependent on many factors, including the following:

●	Speed of new and innovative product development;
●	Effective strategy and execution of new product launches;
●	Identification and development of clinical support for new indications of our existing products;
●	Product performance;
●	Product pricing;
●	Quality of customer support;
●	Development of successful distribution channels, both domestically and internationally; and
●	Intellectual property protection.

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

Our products are medical devices that are subject to extensive regulation in the U.S. by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. Before a new medical device, or a new use of or labeling claim for an existing product, can be marketed in the U.S., it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. In the event that we do not obtain FDA clearances or approvals for our products, our ability to market and sell them in the U.S. and revenue derived from the U.S. market may be adversely affected.

Medical devices may be marketed in the U.S. only for the indications for which they are approved or cleared by the FDA. If we fail to comply with these regulations, it could result in enforcement action by the FDA which could lead to such consequences as warning letters, adverse publicity, criminal enforcement action and/or third-party civil litigation, each of which could adversely affect us.

We have obtained 510(k) clearance for the indications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which are, in many instances, frequently changing. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase our products. However, a state could change its regulations at any time, thereby disallowing sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

Our ability to retain our skilled labor force and our success in attracting and hiring new skilled employees are critical factors in determining whether we will be successful in the future. We may not be able to meet our future hiring needs or retain existing personnel. The staff we hire to perform administrative functions may become stretched due to our increased growth and they may not be able to perform their jobs effectively or efficiently as a result.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of September 30, 2015, our balance in marketable investments was $38 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2015 would have potentially decreased by approximately $124,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of June 30, 2015, approximately 57% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, it may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

●

Litigation surrounding executive compensation has increased. If we are involved in a lawsuit related to compensation matters or any other matters not covered by our D&O insurance, there could be material expenses involved, fines, or remedial actions which could negatively affect our stock price;

●	The general market conditions unrelated to our operating performance;

●	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;
●	Quarterly variations in our, or our competitors’, results of operations;
●	Changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
●	The announcement of new products or service enhancements by us or our competitors;
●	The announcement of the departure of a key employee or executive officer by us or our competitors;
●	Regulatory developments or delays concerning our, or our competitors’ products; and
●	The initiation of any other litigation by us or against us.

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2015, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

While we qualify customers to whom we offer credit terms (generally net 30 to 90 days, and for certain large distributor partners, 180 days may be offered), we cannot provide any assurance that the financial position of these customers will not change adversely before we receive payment. For example, as of September 30, 2015, one distributor partner accounted for 17% of our outstanding accounts receivable balance. Our general and administrative expenses and earnings are negatively impacted by customer defaults and cause an increase in the allowance for doubtful accounts. In the event that there is a default by any customers to whom we have provided credit terms in the future, we may recognize a bad debt charge in our general and administrative expenses and this could negatively affect our earnings and results of operations.

The expense and potential unavailability of insurance coverage for our customers could adversely affect our ability to sell our products, and therefore adversely affect our financial condition.

Some of our customers and prospective customers have had difficulty procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing laser based products due to the cost or inability to procure insurance coverage. The unavailability of insurance coverage for our customers and prospects could adversely affect our ability to sell our products, and that could harm our financial condition.

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

As of December 31, 2014, we had cumulative net operating loss carry-forwards ("NOLs") for federal and state income tax reporting purposes of approximately $34.3 million and $10.4 million, respectively, and research and development tax credits ("R&D tax credits") for federal and state income tax purposes of approximately $4.2 million and $5.1 million, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs and R&D tax credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs and R&D tax credit carryforwards to offset future taxable income. We have not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Code. In the event it is determined that we previously experienced an ownership change, or should we experience an ownership change in the future, the amount of NOLs and R&D tax credit carryovers available in any taxable year, could be limited and may expire unutilized, and any such adjustment is not reflected in the NOL and R&D tax credits balances reported.

From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the United States and certain foreign jurisdictions where we operate through a subsidiary including Australia, Belgium, Canada, France, Hong Kong, Italy, Japan, Spain, Switzerland and the United Kingdom. Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities.

In July 2015, our Japan subsidiary underwent an income tax audit for the years 2012 to 2014. Although this audit resulted in a minimal adjustment, the final timing and resolution of any tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

The following table summarizes the activity related to stock repurchases for the nine months ended September 30, 2015 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
February 18-28, 2015	56	$12.85	56	$39,276
March 1-31, 2015	330	13.55	330	34,806
April 1-30, 2015	285	13.57	285	30,945
May 1-31, 2015	296	14.38	296	26,692
June 1-30, 2015	298	14.75	298	22,294
July 1-31, 2015	95	14.59	95	20,877
August 1-31, 2015	1,040	14.41	1,040	5,898
September 1-30, 2015	210	14.44	210	2,859
	2,610	14.23	2,610	2,859

On February 18, 2015, our Board of Directors approved the expansion of our Stock Buyback Program from $10 million to $40 million, under which our issued and outstanding common shares can be repurchased through a 10b5-1 program based on predetermined pricing and volume parameters, as well as open-market purchase that are subject to management discretion and regulatory restrictions.

In the nine months ended September 30, 2015, we repurchased 2,609,308 shares of our common stock for approximately $37.1 million. In the month of October 2015, we completed the buyback of the remaining $2.9 million under the Modified Stock Buyback Program. All shares repurchased were retired and returned to authorized but unissued status.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 2nd day of November, 2015.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)