Form 10-K
period 2015-12-31
CUTERA INC
filed 2016-03-15
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2015

Commission file number: 000-50644

Cutera, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0492262
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2015 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2015, was approximately $116 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 29, 2016 was 12,992,503.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2016 Annual Meeting of Stockholders.

PART I

ITEM 1.	BUSINESS

We are a global medical device company founded as a Delaware corporation in 1998, headquartered in Brisbane, California, specializing in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on the following key product platforms: enlightenTM, excel HRTM, truSculptTM , excel VTM, and xeo®— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Each of our laser and other energy-based platforms consists of one or more hand pieces and a console that incorporates a universal graphical user interface, a laser or other energy-based module, control system software and high voltage electronics. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece itself.

Our trademarks include: "Cutera," “CoolGlide,”“enlighten,” “excel HR,” “excel V,” “GenesisPlus,”“solera,” “titan,” “truSculpt,” and “xeo.” Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this annual report on Form 10-K appear without the ™ or ® symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, is contained in the section below entitled “Products” and a summary of the features of our primary products is as follows:

●

enlighten- In December 2014, we introduced our enlighten platform, a dual wavelength (1064 nm + 532 nm) and dual pulse duration (750 picosecond, or “ps,” and 2 nanosecond, or “ns”) laser system for tattoo removal and the treatment of benign pigmented lesions. In June 2015 we added a low-energy 532 nm enhancement to this platform, which significantly extended the treatment settings, enabling more effective treatment of benign pigmented lesions.

●

excel HR- In June 2014, we introduced our excel HR platform, a premium hair removal solution for all skin types, combining Cutera’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.

●

truSculpt- In August 2012, we commenced shipments of our truSculpt platform with a 25cm2 hand piece. truSculpt is a high-powered radio frequency (“RF”) platform designed for deep tissue heating. This system is designed to treat all body areas and with its unique electrode design is able to achieve comfortable, uniform heating of subcutaneous tissue. In the fourth quarter of 2012, we commenced shipping a larger 40cm2 hand piece that enables faster treatments of larger areas. In the third quarter of 2013, we commenced shipping a smaller 16 cm2 hand piece.

●

excel V- In February 2011, we introduced our excel V platform, a high-performance, vascular and benign pigmented lesion treatment platform designed specifically for the core-market of Dermatologists and Plastic Surgeons. This platform provides a combination of the 532 nanometer, or “nm” green laser with Cutera’s® award-winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions, without the need for costly consumables.

●

xeo- In 2003, we introduced the xeo platform, which can combine pulsed light and laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, and treating fine lines and laxity.

Other than the above mentioned five primary systems, we continue to generate revenue from our legacy products such as GenesisPlusTM, CoolGlide®, solera®, and a third-party sourced system called myQTM for the Japanese market.

We offer our customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows our customers to cost-effectively build their aesthetic practices and provides us with a source of incremental revenue.

In addition to systems and upgrades, we generate revenue from the sale of post warranty services, Titan hand piece refills, and skincare products (Japanese market only).

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

Many factors, including advancing age, smoking, and sun damage, can result in aesthetically unpleasant changes in the appearance of the skin. These changes can include:

●	Undesirable hair growth;
●	Enlargement or swelling of blood vessels due to circulatory changes that become visible at the skin’s surface in the form of unsightly veins;
●	Deterioration of collagen, leading to uneven texture, wrinkles and skin laxity; and
●	Uneven pigmentation or sun spots due to long-term sun exposure.

In addition to these skin conditions, people seek removal of unwanted tattoos as well as removal of fat in certain body areas in order to improve their appearance and confidence.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. Medical Insight, an independent industry research and analysis firm, estimated that in 2015 total sales of products in the global aesthetic market exceeded $7 billion and indicates that total sales should increase 11.8% annually through 2019. For North America, the American Society of Plastic Surgeons estimates that in 2014 there were over 13.9 million minimally-invasive aesthetic procedures performed, a 4% increase over 2013 and a 154% increase over 2000.

We believe there are several factors contributing to the global growth of aesthetic treatment procedures and aesthetic laser equipment sales, including:

●

Improved Economic Environment and Expanded Physician Base- The improvements in overall global economic conditions since the last recession has created increased demand for aesthetic procedures, which in turn has resulted in an expanding physician base to satisfy the demand.

●

Aging Demographics of Industrialized Countries- The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 51 to 69 in 2015 ─ and their desire to retain a youthful appearance, has increased the demand for aesthetic procedures. In 2015, there were approximately 75 million people in the baby boomer category, which is nearly 25%, of the U.S. population.

●

Broader Range of Safe and Effective Treatments- Technical developments, as well as advances in treatable conditions with new product introductions, have led to safe, effective, easy-to-use and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical developments have enabled practitioners to offer a broader range of treatments. These technical developments have reduced the required treatment and recovery times, which in turn have led to greater patient demand.

●

Broader Base of Customers- Managed care and government payer reimbursement restrictions on physicians, has motivated them to establish or seek to expand their elective aesthetic practices with procedures that are paid for directly by patients. As a result, in addition to the core users such as dermatologists and plastic surgeons, many other non-core practitioners, such as gynecologists, family practitioners, primary care physicians, physicians offering aesthetic treatments in non-medical offices, and other qualified practitioners have expanded their practices and are offering aesthetic procedures.

●

Reductions in Cost per Procedure: Due in part to increased competition in the aesthetic market, the cost per procedure has been reduced in the past few years. This has attracted a broader base of clients and patients for aesthetic procedures.

●

Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance- According to an ASAPS survey in 2010, 51% of Americans (including 53% of women and 49% of men) approved of cosmetic surgery, and 67% of Americans responded that they would not be embarrassed if their friends or family knew they had undergone a cosmetic procedure. Broader social acceptance of aesthetic treatments, has also driven the growth in aesthetic procedures.

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

Tattoo removal- The only effective way to remove tattoos on the body is to utilize laser systems that deliver very short pulse durations with high peak power intensity in order to break up the ink particles that tattoos are comprised of. According to a Tattoo Incidence Study published in ORC International in June 2015, up to 27% of Americans have one or more tattoos, and that 1 in 4 tattoo bearing American adults have “tattoo regret”. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal center upon a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced 4-8 weeks apart). The latest generation of picosecond pulse duration lasers, pulses in the trillionths of a second, meaningfully improve clearance as well as a reduction in total number of treatments.

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

Some skin rejuvenation treatments, such as chemical peels and microdermabrasion, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients that undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2014, approximately 6.7 million injections of Botulinum Toxin and 2.3 million injections of collagen and other soft-tissue fillers were administered; and 1.25 million chemical peels and 882,000 microdermabrasion procedures were performed.

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

Technology and Design of Our Systems

Our unique xeo, GenesisPlus, excel V, truSculpt, excel HR and enlighten platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

●

Multiple Applications Available in a Single System- Our platforms feature multiple-applications that enable practitioners to perform a variety of aesthetic procedures using a single device. These procedures include hair removal, vascular treatments and skin rejuvenation ─ including the treatment of discoloration, fine lines, and uneven texture. Because practitioners can use our systems for multiple indications, the cost of a unit may be spread across a potentially greater number of patients and procedures and therefore may be more rapidly recovered.

●

Technology and Design Leadership- We offer innovative laser and other energy-based solutions for the aesthetic market. Our laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally-invasive cosmetic dermatology. excel V is a stand-alone laser device that combines a new high power green laser with Cutera's award winning Nd:YAG technology, to provide a system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables. truSculpt is a mono-polar radio frequency platform and has a unique electrode design that delivers high-powered energy at 1 MHz for the deep and uniform heating of the subcutaneous tissues at sustained therapeutic temperatures. This system includes real-time skin temperature sensing and a large 40cm2 surface area for faster treatments over large areas of the body.

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

●

Treatments for Broad Range of Skin Types and Conditions- Our products remove hair safely and effectively on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of our systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use our products to treat spider and reticular veins (unsightly small veins in the leg); facial veins; and perform skin rejuvenation procedures for discoloration, texture, fine lines, and wrinkles on any type of skin. The ability to customize treatment parameters enables practitioners to offer safe and effective therapies to a broad base of their patients.

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

Products

Our CoolGlide, xeo, solera, GenesisPlus, excel V, truSculpt, myQ, excel HR and enlighten platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With our xeo and solera platforms, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our currently offered products and each checked box represents the applications that were included in the product in the years noted. In the fourth quarter of 2014, we discontinued the manufacture and sale of the VariLite product, but continue to provide services for this product to our existing installed base of customers.

Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation				Non Invasive Body Contouring*:

System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:	Melasma &Tattoo Removal:
CoolGlide	CV	2000	a	x
	Excel	2001	a	x	x
	Vantage	2002	a	x	x		x
xeo	Nd:YAG	2003	a	x	x		x
	OPS600	2003	b			x
	LP560	2004	b			x
	Titan S	2004	c					x
	ProWave 770	2005	b	x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
	Pearl	2007	d			x	x
	Pearl Fractional	2008	d				x
	ProWave LX	2013	b	x
solera	Titan S	2004	c					x
	ProWave 770	2005	b	x
	OPS 600	2005	b			x
	LP560	2005	b			x
	AcuTip 500	2005	b		x
	Titan V/XL	2006	c					x
	LimeLight	2006	b			x
GenesisPlus		2010	a				x
excel V		2011	e		x	x	x
myQ		2011	e						x
truSculpt		2012	g							x
excel HR		2014	h	x
enlighten		2014	e						x

* Our CE Mark allows us to market the truSculpt in the European Union, Australia and certain other countries outside the U.S. for fat reduction, body shaping and body contouring. In the U.S. we have 510(k) clearance for the purpose of elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

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

Hand Pieces

1064 nm Nd:YAG Hand Piece- Our 1064nm Nd:YAG hand piece delivers laser energy to the treatment area for hair removal, leg and facial vein treatment, and skin rejuvenation procedures to treat skin texture and fine lines. The 1064nm Nd:YAG hand piece consists of an energy-delivery component, consisting of an optical fiber and lens, and a copper cooling plate with imbedded temperature monitoring. The hand piece weighs approximately 14 ounces, which is light enough to be held with one hand. The lightweight nature and ergonomic design of the hand piece allows the operation of the device without user fatigue. Its design allows the practitioner an unobstructed view of the treatment area, which reduces the possibility of unintended damage to the skin and can increase the speed of treatment. The 1064nm Nd:YAG hand piece also incorporates our cooling system, providing integrated pre- and post-cooling of the treatment area through a temperature-controlled copper plate to protect the outer layer of the skin. The hand piece is available in either a fixed 10 millimeter spot size for our CoolGlide CV system, or a user-controlled variable 3, 5, 7 or 10 millimeter spot size for our CoolGlide Excel and CoolGlide Vantage systems.

excel V Hand Piece- The excel V system introduced in February 2011 delivers 1064 nm and 532 nm laser energy to the skin for the treatment of vascular and benign pigmented lesion. The excel V system supports two hand pieces, both consisting of an energy-delivery component housing an optical fiber and lens. One hand piece includes a sapphire window cooling plate with temperature monitoring. This hand piece offer a spot size range from 1.5 to 12 mm in 0.1 mm increments, and is capable of delivering either the 1064 nm or 532 nm laser energy. The second hand piece does not have a cooling plate and includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, this second hand piece includes dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin to ensure that the fixed 8 mm spot size is maintained.

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

Titan Hand Piece- The Titan hand pieces are designed to produce a sustained pulse of light over a wavelength spectrum tailored to induce heating in the dermis. We are aware that some practitioners use the Titan hand piece to treat skin laxity (although the hand piece is cleared in the U.S. by the U.S. Food and Drug Administration, or FDA, only for deep dermal heating). The hand piece consists of a custom light source, proprietary wavelength filter, closed-loop power control, sapphire cooling window and embedded temperature monitor, and weighs approximately three pounds. The temperature of the epidermis is controlled by using a sapphire window to provide cooling before, during and after the delivery of energy to the treatment site. We offer two different Titan hand pieces—Titan V and Titan XL.

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

truSculpt Hand Pieces- The truSculpt product introduced in August 2012 is used for the non-invasive heating of subcutaneous tissue. We sold three different truSculpt hand pieces in 2013. The original 25cm2 hand piece (now discontinued), 40 cm2 for larger body parts and the 16cm2 for smaller parts of the body. Each of the truSculpt hand pieces is light weight and ergonomically designed for operator comfort, which allows for the uniform heat distribution delivered by the hand pieces. In addition, the hand pieces have a built-in, real time, temperature sensing system to monitor the temperature during the treatment.

excel HR Hand Piece- The dual wavelength excel HR system introduced in June 2014 delivers 1064 nm and 755 nm laser energy to the treatment area for hair removal. excel HR’s single hand piece consists of an energy-delivery component housing an optical fiber and lens. The hand piece features a sapphire window and peripheral cooling plate with temperature monitoring. The sapphire window allows for 30 watts of temperature regulation with user selectable settings ranging from 4 to 20 degrees centigrade and provides cooling of the skin before, during, and immediately after each laser pulse. This “pre, parallel, and post” cooling provides an anesthetic benefit that makes treatments more comfortable than systems without contact cooling, and also increases the safety profile of treatments by reducing the chances of burning skin. The hand piece has a wide spot-size range between 3 to 18 mm (5 to 18 mm, alexandrite mode).

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

Upgrades

Our excel V, xeo and solera platforms are multi-application products that are designed to allow our customers to cost-effectively upgrade to our newest technologies, which provide our customers the option to add applications to their system and provides us with a source of additional revenue, which we treat as Product revenue.

Service

We offer post-warranty services to our customers through extended service contracts (that cover preventive maintenance and/or replacement parts and labor), or by direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from our installed base.

Hand Piece Refills

We treat our customer’s purchase of replacement Titan or truSculpt hand pieces as “refill” revenue, which provides us with a source of recurring revenue from existing customers. Following the launch of truSculpt product in 2012, we charged customers for hand piece refills, however, beginning in the third quarter of 2013 we now include truSculpt refills as part of our standard warranty and service contract product offerings.

Skincare

We distribute ZO Skin Health, Inc.’s (“ZO”) physician-dispensed, topical skincare products and through the second quarter of 2014, we also distributed Merz’s Radiesse® dermal filler product to physicians in the Japanese market.

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

Skin Rejuvenation- Our Nd:YAG laser and other energy based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, fine lines and wrinkles, improve skin texture, and treat other aesthetic conditions.

Tattoo Removal- Our enlighten dual wavelength, dual pulse duration system featuring picosecond technology and our myQ Q-switched laser can be used for tattoo removal, for the treatment of benign pigmented lesions, and for laser skin toning.

Texture, Lines and Wrinkles- When using a 1064nm Nd:YAG laser to improve skin texture and treat fine lines, cooling is not applied and the hand piece is held directly above the skin. A large number of pulses are directed at the treatment site, repeatedly covering an area, such as the cheek. By delivering many pulses of laser light to a treatment area, a gentle heating of the dermis occurs and collagen growth is stimulated to rejuvenate the skin and reduce wrinkles. Patients typically receive four to six treatments for this procedure. The treatment typically takes less than a half hour and there are typically two to four weeks between treatments.

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

Our CE Mark allows us to market Pearl Fractional in the European Union, Australia and certain other countries outside the U.S. for the treatment of wrinkles and deep dermal imperfections. However, in the U.S. we have a 510(k) clearance only for skin resurfacing and coagulation.

Toenail Fungus- In addition to performing skin rejuvenation, our CE Mark allows us to market GenesisPlus in the European Union, Australia and certain other countries outside the U.S. for the treatment of onychomycosis (“toenail fungus”). Tiny pulses of light from an Nd:YAG laser pass through the toenail to the fungus underneath, which is irradiated without any damage to the surrounding nail or skin. The GenesisPlus has dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. In addition, during the treatment an integrated sensor is used to actively monitor the temperature of the treatment area. In the U.S. we have 510(k) clearance to market GenesisPlus for the temporary increase of clear nail in patients with onychomycosis.

Dyschromia- Our pulsed-light technologies allow our customers to safely and effectively treat red and brown dyschromia, which is skin discoloration, benign pigmented lesions, and rosacea. The practitioner delivers a narrow spectrum of light to the surface of the skin through our LP560 or LimeLight hand pieces. These hand pieces include one of our proprietary wavelength filters, which reduce the energy level required for therapeutic effect and minimize the risk of skin injury.

In treating benign pigmented lesions with a pulsed-light technology, the hand piece is placed directly on the skin and then the light pulse is triggered. The cells forming the pigmented lesion absorb the light energy, darken and then flake off over the course of two to three weeks. Several treatments may be required to completely remove the lesion. The treatment takes a few minutes per area treated and there are typically three to four weeks between treatments.

The 532 nm wavelength green laser option of the excel V and enlighten systems, as well as the 755 nm infrared wavelength of the excel HR, can be used to treat benign pigmented lesions in substantially the same way as described above with the pulsed light devices.

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

Our CE Mark allows us to market the truSculpt in the European Union, Australia and certain other countries outside the U.S. for fat reduction, body shaping and body contouring. In the U.S. we have 510(k) clearance for the purpose of elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

Sales and Marketing

In the U.S. we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2015, we had a U.S. direct sales force of 34 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 40 territories as of December 31, 2015.

International sales are generally made through a worldwide distributor network in over 40 countries, as well as a direct international sales force of 32 employees, as of December 31, 2015. As of December 31, 2015, we had direct sales offices in Australia, Belgium, Canada, France, Japan and Switzerland. Our international revenue as a percentage of total revenue represented 48% in 2015, 55% in 2014 and 58% in 2013.

We also sell certain items like Titan hand piece refills and marketing brochures through the internet.

Although specific customer requirements can vary depending on applications, customers generally demand quality, performance, ease of use, and high productivity in relation to the cost of ownership. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on our customers’ existing systems. In addition, we provide attractive upgrade pricing to new product families. To increase market penetration, in addition to marketing to the core specialties of plastic surgeons and dermatologists, we also market to the non-core aesthetic practices consisting of gynecologists, primary care physicians, family practitioners, physicians offering aesthetic treatments in non-medical offices, podiatrists and other qualified practitioners.

We seek to establish strong ongoing relationships with our customers through the upgradeability of our products, sales of extended service contracts, the refilling of Titan hand pieces, ongoing training and support, and distributing (in Japan only) skincare products. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment techniques using our products to further enhance customer loyalty and uncover new sales opportunities.

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by public companies, such as Cynosure, Elen (in Italy), Lumenis (acquired by XIO Group in September 2015), Syneron and Zeltiq, as well as private companies, including, Alma, Sciton, and several others.

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by extensive research efforts and innovative technology. While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with ours. There are many companies, both public and private, that are developing innovative devices that use both energy-based and alternative technologies. Some of these competitors have greater resources than we do or product applications for certain sub-markets in which we do not participate. Additional competitors may enter the market, and we are likely to compete with new companies in the future. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, brand name, service and price. We have encountered, and expect to continue to encounter, potential customers who, due to existing relationships with our competitors, are committed to, or prefer, the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for our products.

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2015, our research and development activities were conducted by a staff of 34 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $10.7 million in 2015, $10.7 million in 2014 and $9.2 million in 2013.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2015, we had a 45-person global service department. Internationally, we provide direct service support through our Australia, Belgium, Canada, France, Hong Kong, Japan, Spain and Switzerland offices, and also through the network of distributors and third-party service providers in over 40 countries.

We provide a standard one-year warranty coverage for all of our systems. We provide initial warranties on our products to cover parts and service and offer extended service plans that vary by the type of product and the level of service desired. Our standard warranty on system consoles covers parts and service for a standard period of one year. From time to time, we also have promotions whereby we include a post-warranty service contract with the sale of our products. Customers are notified before their initial warranty expires and are able to purchase extended service plans covering replacement parts and labor.

In countries where we are represented by distributor partners, our customers are serviced through the distributor network. Distributors are generally provided 14 months warranty coverage for parts only, with labor being provided to the end customer by the distributor.

In the event a customer does not purchase an extended service plan, we will offer to service the customer’s system and charge the customer for time and materials. With respect to the truSculpt and other hand pieces, if a customer’s system is out of warranty, and they have not purchased an extended service contract that covers hand piece replacements, then the customer is charged for their replacement hand piece.

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

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had an FDA full quality system audit for three weeks during March 2014. There were no significant findings as a result of this audit and our responses have been accepted by the FDA. Our failure to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations and the recall of our products, which would have a material adverse effect on business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the U.S., the member states of the European Union, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the European Union. In January 2016, we passed our surveillance recertification audit establishing compliance with the most current requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2015, we had 34 issued U.S. patents and 4 pending U.S. patent applications. In the U.S. and several foreign countries, we have registered our Company name and several of our product names as trademarks, including Cutera, Acutip 500, CoolGlide, CoolGlide Excel, enlighten, Limelight, myQ, Pearl, ProWave 770, ProWave LX, solera, Titan, xeo and truSculpt. We may have common law rights in other product names, including excel V, Pearl Fractional, solera Titan and excel HR. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We licensed certain patents from Palomar (acquired by Cynosure in 2013) and paid ongoing royalties based on sales of applicable hair-removal products. The royalty rate on these products ranged from 3.75% to 7.50% of revenue. The remaining U.S. patents expired in February 2015 and the remaining international patents expired in February 2016. As a result, all our revenue from February 2016 onwards will not be subject to royalties. Our revenue from systems that do not include hair-removal capabilities (such as our solera Titan, xeo SA, GenesisPlus, myQ, excel V and enlighten), and other revenue from service contracts, Titan, skincare products, were not subject to these royalties. In addition, in 2006 we capitalized $1.2 million as an intangible asset representing the ongoing license for these patents, which was being amortized on a straight-line basis over their expected useful life of 9-10 years.

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

The primary regulatory environment in Europe is that of the European Union, which consists of a 28 countries encompassing most of the major countries in Europe. The member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements. The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification and in March 2006, March 2010, February 2011 and January 2012 we passed ISO 13485 recertification audits. Our most recent recertification audit occurred in January 2015. We passed the audit establishing compliance with the most current requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC.

Employees

As of December 31, 2015, we had 262 employees, compared to 266 employees as of December 31, 2014. Of the 262 employees at December 31, 2015, 103 were in sales and marketing, 56 in manufacturing operations, 45 in technical service, 34 in research and development and 24 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

Revenue from the U.S. represents a significant part of our total revenue. In 2015, our U.S. revenue increased by 38%, compared to 2014. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 52% of our total revenue in 2015 compared to 45% in 2014. U.S revenue increased by 38% in 2015, compared to 2014, due to several factors, including:

●

In 2014 and in 2015, we continued to expand our North American direct sales force, restructured their compensation arrangements, and hired new sales management experienced in the medical equipment industry.

●

Historically, following a new product introduction, we experience revenue growth, compared to the same period in the prior year. We experienced revenue growth from our new enlighten and excel HR products launched in the fourth and second quarter of 2014, respectively.

There can be no assurance that we will continue to introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S., or that the new direct sales employees and management hired to replace the departed sales employees will continue to be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted and we could experience a material adverse effect on total revenue, profitability, employee retention and stock price.

In over seven years we have only had three profitable quarters and we are unable to predict whether we will return to sustained quarterly profits in the future.

Although we had a profitable fourth quarter in 2009, 2012 and 2015, we have otherwise had net quarterly losses in each quarter since the third quarter of 2008. There is no guarantee that we will be profitable in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of profitability.

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While our recently released products in 2014 — enlighten- Q4’14 and excel HR- Q2’14 — have resulted in the growth of our revenue over the last seven quarters ended December 31, 2015, sales of our truSculpt product introduced in 2012 have not penetrated the market to the degree we had expected.

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

For the full-year 2015, compared to 2014, our revenue increased by $16.6 million but our combined cost of revenue and operating expenses increased by $10.5 million. Our ability to return to sustained profitability depends on the extent to which we can increase revenue and control our costs to be able to leverage our expenses. In addition, we need to be able to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, unforeseen litigation expenses, etc., we are unable to predict the extent of our future profitability or losses.

If our revenue does not continue to improve, or we do not achieve adequate growth in the future, or if we are not able to control our costs to leverage our expenses, like we had in the four quarters of 2015, then we may not be able to sustain quarterly profitability or be able to continue to generate cash in our operations in the future.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain the sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on the non-core market in the past, several of our sales professionals do not have established relationships with the core market, consisting of dermatologists and plastic surgeons, or where those relationships exist, they are not very strong.

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

Our gross margin (revenue less cost of revenue) was 57% in 2015, compared to 56% in 2014. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, impairment of our intangibles, increased expenses associated with the repair of defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. We have expanded our global direct sales force, and while the increase in revenue exceeded the increase in sales and marketing expenses in 2015, the productivity of our new sales professionals may not continue to improve and be accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield increased revenue, our profitability may not improve in the future.

If our revenue does not improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to generate losses from operations and use cash, which could reduce our assets and have a material adverse effect on our operations and stock price.

In February 2016, a lawsuit was filed against us by Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. There can be no assurance regarding the potential outcome of this litigation, or its impact upon us, at this time. The expense of defending and resolving this lawsuit may adversely impact our future earnings, cash flows and stock price.

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against the Company in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity.  The claims arise out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of our Laser Genesis treatment for her acne. In their complaint, the Plaintiffs state that they are seeking “at least $10 million” in compensatory damages and reasonable costs and attorney’s fees. We are presently investigating the matter and intend to defend the matter vigorously.

While we believe we have meritorious defenses to the claims made, there can be no assurance regarding the potential outcome of this litigation, or its impact upon us, at this time. The expense of defending and resolving this lawsuit may adversely impact our future earnings, cash flows and stock price.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, we must develop and/or acquire new products, market them successfully, and identify new markets for our technology.

We have created products to apply our technology to body contouring, hair removal, treatment of veins, tattoo removal, and skin rejuvenation, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and benign pigmented lesions, etc. In the fourth quarter of 2014, we launched enlighten, a dual wavelength, dual pulse duration tattoo removal and benign pigmented lesions treatment system featuring picosecond technology. Additionally, in the second quarter of 2014 we launched excel HR, a premium hair removal platform for all skin types. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Macroeconomic developments, like the global recession and the financial crisis in the U.S. and certain countries in the European Union during 2007 to 2009, could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

While our international revenue in 2015 increased by 8%, compared to 2014, it was negatively impacted by the appreciation of the U.S. Dollar versus the major currencies in which we transact. International revenue is a material component of our business strategy, and represented 48% of our total revenue in 2015, compared to 55% in 2014. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in 2015, negatively impacting our revenue from international operations.

We have experienced significant turnover of our European sales team in the past. While we continue to have a direct sales and service organization in France, Belgium, Spain, Switzerland and the United Kingdom, a significant portion of our European revenue is generated through our network of distributors. Though we continue to evaluate and replace non-performing distributors, and have recently brought greater focus on collaborating with our distributor partners, there can be no assurance given that these initiatives will result in improved European-sourced revenue or profitability in the future.

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

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

●	Fluctuating foreign currency exchange rates;
●	Difficulties in staffing and managing our foreign operations;
●	Political and economic instability;
●	Foreign certification and regulatory requirements;
●	Lengthy payment cycles and difficulty in collecting accounts receivable;
●	Export restrictions, trade regulations and foreign tax laws;
●	Customs clearance and shipping delays;
●	Lack of awareness of our brand in international markets;
●	Preference for locally-produced products; and
●	Reduced protection for intellectual property rights in some countries.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation; and if we were unsuccessful at finding a solution, we may not be able to sell our products in a particular market and, as a result, our revenue may decline.

We are subject to fluctuations in the exchange rate of the U.S. Dollar and foreign currencies.

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the recent strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. Dollars have become more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, has been negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in 2015, compared to 2014. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

Our industry is subject to intense competition. Our products compete against similar products offered by public companies, such as Cynosure, Elen (in Italy), Lumenis (acquired by XIO Group in September 2015), Solta (acquired by Valeant Pharmaceuticals International, Inc. in January 2014), Syneron, as well as private companies such as Alma, Sciton and several other companies. Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources. For example, XIO Group acquired Lumenis in September 2015, and Valeant acquired Solta in January 2014 and Cynosure acquired Palomar in June 2013. We are likely to compete with new companies in the future. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

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

In the past we entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan, we have a non-exclusive right to distribute a Q-switched laser product manufactured by a third party OEM. We also have an exclusive agreement with ZO to distribute certain of their proprietary skincare products, in Japan. Each of these agreements requires us to purchase annual minimum dollar amounts of their product. If we do not make these minimum purchases, we could lose distribution rights of these products to physicians in Japan. Finally, we had an agreement with Merz Aesthetics to distribute its Radiesse dermal filler product in Japan, but terminated this agreement in the second quarter of 2014.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2015, our balance in marketable investments was $38 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2015 would have potentially decreased by approximately $242,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of December 31, 2015, approximately 52% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2015, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

While we qualify customers to whom we offer credit terms (generally net 30 to 90 days), we cannot provide any assurance that the financial position of these customers will not change adversely before we receive payment. For example, as of December 31, 2015, one distributor partner accounted for 10% of our outstanding accounts receivable balance. Our general and administrative expenses and earnings are negatively impacted by customer defaults and cause an increase in the allowance for doubtful accounts. In the event that there is a default by any customers to whom we have provided credit terms in the future, we may recognize a bad debt charge in our general and administrative expenses and this could negatively affect our earnings and results of operations.

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

Healthcare reform legislation may have an adverse effect on our profitability and financial condition.

In December 2009, the President and members of Congress passed legislation relating to healthcare reform. Procedures performed by our products are not reimbursed by insurance companies or federal or state governments and as a result this legislation had a limited impact on our business. Medical device manufacturers were required to pay an excise tax of 2.3% on certain U.S. medical device revenues on sales after January 1, 2013. Though there were some exceptions to the excise tax, this excise tax did apply to all or most of our products sold within the U.S. In December 2015, President Obama signed into law the Consolidated Appropriations Act (“Appropriations Act”). The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device revenues in 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018 and will have an adverse effect on our operating profitability and financial conditions in 2018 and beyond.

Our ability to use net operating losses and tax credit carryforwards to offset future tax liabilities may be limited.

As of December 31, 2015, we had cumulative net operating loss carry-forwards (“NOLs”) for federal and state income tax reporting purposes of approximately $41.8 million and $11.2 million, respectively, and research and development tax credits (“R&D tax credits”) for federal and state income tax purposes of approximately $4.7 million and $5.7 million, respectively. A lack of future taxable income would adversely affect our ability to utilize these NOLs and R&D tax credit carryforwards. In addition, under Section 382 of the U.S. Internal Revenue Code, or the Code, a corporation that experiences a more-than 50% ownership change over a three-year testing period is subject to limitations on its ability to utilize its pre-change NOLs and R&D tax credit carryforwards to offset future taxable income. We have not conducted a study to-date to assess whether a limitation would apply under Section 382 of the Code. In the event it is determined that we previously experienced an ownership change, or should we experience an ownership change in the future, the amount of NOLs and R&D tax credit carryovers available in any taxable year, could be limited and may expire unutilized, and any such adjustment is not reflected in the NOL and R&D tax credits balances reported.

From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the United States and certain foreign jurisdictions where we operate through a subsidiary including Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities.

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

Our corporate headquarters and U.S. operations are located in an approximately 66,000 square foot facility in Brisbane, California. We lease these premises under a non-cancelable operating lease which expires on December 31, 2017. In addition, we have leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,896	Two leases, one of which expires in March 2018 and one which expires in December 2017.
France	Approximately 2,239	One lease which expires in October 2021 but can be terminated with six months’ notice prior to October 2018.

We believe that these facilities are suitable and adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

We were not a party to any pending litigation that we believe will have a material impact to our results of operations as of December 31, 2015.

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against the Company in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. The claims arise out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of our Laser Genesis treatment for her acne. In their complaint, the Plaintiffs state that they are seeking “at least $10 million” in compensatory damages and reasonable costs and attorney’s fees. We are presently investigating the matter and intend to defend the matter vigorously. While we believe we have meritorious defenses to the matter, the potential outcome of this litigation, or its impact on us, cannot be predicted at this time.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 29, 2016, the closing sale price of our common stock was $11.83 per share.

Common Stockholders

We had 9 stockholders of record as of February 29, 2016. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 2,000 shareholders.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2015		2014
	High	Low	High	Low
4th Quarter	$14.52	$11.99	$11.04	$9.66
3rd Quarter	15.60	13.07	10.75	9.27
2nd Quarter	15.98	12.87	11.73	9.25
1st Quarter	14.26	10.86	11.24	9.00

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the years ended December 31, 2015 and 2014 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 1-December 31, 2014	—	$—	—	$10,000
As of December 31, 2014	—	$—	—	$10,000
Additional amount approved February 18, 1015	—	$—	—	$40,000
February18-28, 2015	56	$12.85	56	$39,276
March 1-31, 2015	330	$13.55	330	$34,806
April 1-30, 2015	284	$13.57	284	$30,946
May 1-31, 2015	296	$14.38	296	$26,693
June 1-30, 2015	298	$14.75	298	$22,294
July 1-31, 2015	95	$14.94	95	$20,878
August 1-31, 2015	1,040	$14.41	1,040	$5,898
September 1-30, 2015	210	$14.44	210	$2,860
October 1-31, 2015	209	$13.70	209	$—
As of December 31, 2015	2,818	$14.19	2,818	$—

As of January 1, 2014, there was $10.0 million authorized for the repurchase of our common stock under the Company’s Stock Repurchase Program. There were no repurchases of common stock in 2014. On February 18, 2015, our Board of Directors approved the expansion of our Stock Repurchase Program from $10 million to $40 million, under which we were authorized to repurchase shares of our common stock. In the year ended December 31, 2015, we repurchased 2,818,038 shares of our common stock for approximately $40.0 million.

On February 8, 2016, our Board of Directors approved the expansion of our Stock Repurchase Program by an additional $10 million. We plan to make the repurchases from time to time through open market transactions at prevailing prices and/ or through privately-negotiated transactions, and/ or through a pre-arranged Rule 10b5-1 trading plan.

Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

 Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2010 through December 31, 2015 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period.

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2015	2014	2013	2012	2011
Net revenue	$94,761	$78,138	$74,594	$77,277	$60,290
Cost of revenue	40,478	34,765	32,712	35,737	25,978
Gross profit	54,283	43,373	41,882	41,540	34,312
Operating expenses:
Sales and marketing	35,942	32,246	27,984	28,664	25,499
Research and development	10,733	10,543	9,216	8,427	9,141
General and administrative	12,129	11,203	9,938	11,276	10,104
Total operating expenses	58,804	53,992	47,138	48,367	44,744
Loss from operations	(4,521)	(10,619)	(5,256)	(6,827)	(10,432)
Interest and other income, net	293	226	455	497	614
Loss before income taxes	(4,228)	(10,393)	(4,801)	(6,330)	(9,818)
Income tax (benefit) provision	212	219	(54)	218	243
Net loss	$(4,440)	$(10,612)	$(4,747)	$(6,548)	$(10,061)
Net loss per share:
Basic and diluted	$(0.32)	$(0.74)	$(0.33)	$(0.46)	$(0.73)
Weighted-average number of shares used in per share calculations:
Basic and diluted	13,960	14,254	14,421	14,089	13,807

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2015	2014	2013	2012	2011
Cash, cash equivalents and marketable investments	$48,407	$81,146	$83,073	$85,572	$88,686
Long-term investments	—	—	—	—	3,027
Working capital (current assets less current liabilities)	49,398	81,900	84,654	88,788	89,075
Total assets	77,518	108,913	108,669	112,794	111,353
Retained earnings (accumulated deficit)	(29,672)	(25,232)	(14,620)	(9,873)	(3,325)
Total stockholders’ equity	50,034	80,508	84,265	90,774	91,567

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2015. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are or may be applicable to us.
●	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2015.

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and third-party manufactured skincare products. In the second quarter of 2014, we terminated our agreement with Merz for the distribution of its Radiesse dermal filler product.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Hong Kong, Japan, Spain and Switzerland. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 40 countries. As of December 31, 2015, we had a U.S. direct sales force of 34 employees and a direct international sales force of 32 employees.

Products Revenue.

Our Products revenue is derived from the sale of Products, Hand piece refills, and Skincare products. Product revenue represents the sale of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console.

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they want and provides us with a source of additional revenue, which we treat as Product revenue.

For our Titan hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as ”refilling” the hand piece and is classified as Hand piece revenue.

Skincare revenue relates to the distribution of ZO’s skincare products in Japan, and through the second quarter of 2014, also included Merz Pharma GmbH’s (“Merz”) Radiesse dermal filler product.

Service Revenue.

Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products.

Significant Business Trends. We believe that our ability to grow revenue will be primarily dependent on the following:

●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Customer demand for our products.
●	Strengthening against the U.S, dollar of key international currencies in which we transact (Australian Dollar, Japanese Yen, Euro, and British Pound).
●	Consumer demand for the application of our products.
●	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of Service, system upgrades, Hand piece refills, and Skincare products.

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

Revenue Recognition

We earn revenue from the sale of Products, Hand piece refills, Skincare products and Service. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We defer revenue in the event that any of these revenue recognition criteria is not met.

●	Persuasive evidence of an arrangement exists: We use customer purchase agreements or contracts, or customer purchase orders to determine the existence of an arrangement;
●

Transfer of title: Our standard terms generally specify that title transfers upon shipment to the customer. We generally use third party shipping documents and/or signed customer acknowledgements to verify that title has transferred. For service revenue, we use the date that services have been rendered;

●

Sales price is fixed or determinable: We assess whether the sales price is fixed or determinable at the time of the transaction. Sales prices are documented in the customer purchase agreement or purchase order received prior to shipment. Our standard terms do not allow for trial or evaluation periods, rights of return or refund, payments contingent upon the customer obtaining financing or other terms that could impact the customer's obligation; and

●

Collectability is reasonably assured: We assess whether collection is reasonably assured based on a number of factors, including receipt of cash or credit card payment, customer's past transaction history, credit worthiness, or the receipt of an irrevocable letter of credit.

Multiple-Element Arrangements

For Product revenue, all of the tangible products, including the embedded software, are delivered to the customer at the time of sale. In some circumstances, in conjunction with the purchase of a system or upgrade, customers purchase service contracts for one or more years to cover their products. For these transactions, the following multiple-element arrangement exists: a tangible product delivered to the customer at the inception of the revenue arrangement; and a service contract for delivery of services to the customer over a contractually stated period of time defined in the service contract.

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

Stock-based Compensation Expense

Stock Options

We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. To value options, we use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include:

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

Changes in the subjective assumptions of expected term, volatility and forfeiture rate can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on the Consolidated Statements of Operations.

Restricted Stock Units

We grant restricted stock unit (“RSU”) awards to our management employees, officers and directors. RSUs are measured based on the fair market values of the underlying stock on the dates of grant and the stock-based compensation expense is recognized over the vesting period. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

Performance stock unit (“PSU”) awards are granted to our officers and other members of management. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the degree of achievement of the performance goals. The fair value of PSUs that have operational goals is measured based on the market price of our stock on the date of grant, whereas PSUs with market-based measurement goals are measured using a Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination, the possibility that the market condition may not be satisfied.

Stock-based compensation expense for PSUs with operational goals is recognized based on the expected degree of achievement of the performance goals over the vesting period. However, stock-based compensation expense for market-based PSU awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

On the vesting date of PSU awards, we issue fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by us and record the liability for withholding amounts as a reduction to additional paid-in capital.

Forfeiture Rates

In accounting for share-based compensation expenses, we are required to develop an estimate of the number of share-based awards that will be forfeited due to employee turnover. Adjustments in the estimated forfeiture rates can have a significant effect on our reported share-based compensation, as we recognize the cumulative effect of the rate adjustments for all expense amortization in the period the estimated forfeiture rates were adjusted. We estimate and adjust forfeiture rates based on a periodic review of recent forfeiture activity and expected future employee turnover. If a revised forfeiture rate is higher than previously estimated forfeiture rate, we may make an adjustment that will result in a decrease to the expense recognized in the financial statements during the period when the rate was changed. Adjustments in the estimated forfeiture rates could also cause changes in the amount of expense that we recognize in future periods.

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

As of December 31, 2015 we determined that there was no impairment to our long-lived assets. As of December 31, 2014, we evaluated the recoverability of our long-lived assets. Relating to the purchased intangible assets associated with the Iridex acquisition in 2012, due to the discontinuation of the manufacture and sale of all products acquired, reduction in projected future service revenue, and reduction in projected revenue expected from the distributor relationships acquired, we determined based on an undiscounted cash flow model that the remaining carrying value of these assets was impaired. Based on a discounted cash flow model, we measured the impairment of the purchased intangible assets and recorded an impairment charge of $650,000 in cost of revenue in the year ended December 31, 2014. There were no impairment charges or accelerated amortization recorded in the year ended December 31, 2013. Our valuation model relied on unobservable inputs, referred to as Level 3 in the fair value hierarchy, that are supported by little or no market activity and reflect the use of significant management judgment and included expected future cash flow streams as well as a market discount rate. Our valuation model is subject to uncertainties that are difficult to predict.

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

Warranty Obligations

We provide a one-year standard warranty on all systems. For direct sales to end customers, warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we provide a 14-month warranty for parts only. The distributor provides the labor to their end customer. Commencing with the third quarter of 2013, for sales of our truSculpt product, we included free hand piece refills during the warranty period.

We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale, and as reviewed and updated quarterly, of the total costs that we expect to incur during the warranty period to repair or replace product parts that fail, including the refurbishment of any truSculpt refills included as part of the original sale. Accrued warranty costs include costs of material, technical support, labor and associated overhead. The amount of accrued estimated warranty costs obligation for established products is primarily based on historical experience as to product failures adjusted for current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update based on historical warranty cost trends. If we were required to accrue additional warranty cost in the future due to actual product failure rates, material usage, service delivery costs or overhead costs differing from our estimates, revisions to the estimated warranty liability would be required, which would negatively impact our operating results.

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

Our effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the U.S. The effective tax rate in 2015, 2014 and 2013 was approximately (5)%, (2)%, and 1%, respectively. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates and being higher in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2015, we had an aggregate of approximately $2.8 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. Depending on the timing and nature of the distribution, if the total undistributed earnings of foreign subsidiaries were remitted while the Company is able to utilize its net operating losses, it is likely there would be no material additional tax resulting from the distribution.

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

Litigation

We have been, and may in the future become, subject to legal proceedings related to securities litigation, intellectual property, product liability claims, contractual disputes, trademark and copyright, and other matters. Based on all available information at the balance sheet dates, we assess the likelihood of any adverse judgments or outcomes for these matters, as well as potential ranges of probable loss. If losses are probable and reasonably estimable, we record an estimated liability.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2015	2014	2013

Net revenue	100%	100%	100%
Cost of revenue	43%	44%	44%
Gross profit	57%	56%	56%
Operating expenses:
Sales and marketing	38%	41%	38%
Research and development	11%	14%	12%
General and administrative	13%	14%	13%
Total operating expenses	62%	69%	63%
Loss from operations	(5)%	(13)%	(7)%
Interest and other income, net	—%	—%	1%
Loss before income taxes	(5)%	(13)%	(6)%
Income tax (benefit) provision	—%	—%	—%
Net loss	(5)%	(13)%	(6)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2015	% Change	2014	% Change	2013
Revenue mix by geography:
United States	$48,916	38%	$35,494	13%	$31,487
Percent of total	52%		45%		42%

Japan	$11,504	(14)%	$13,328	(6)%	$14,205
Asia, excluding Japan	15,596	41%	11,023	(2)%	11,263
Europe	7,728	(1)%	7,792	6%	7,358
Rest of the world	11,017	5%	10,501	2%	10,281
Total international revenue	45,845	8%	42,644	(1)%	43,107
Percent of total	48%		55%		58%
Total consolidated revenue	$94,761	21%	$78,138	5%	$74,594

Revenue mix by product category:
Product – North America	$40,528	49%	$27,122	16%	$23,414
Product – Rest of World	30,695	18%	25,984	4%	24,960
Total Product	71,223	34%	53,106	10%	48,374
Hand Piece Refills	2,910	(22)%	3,714	(13)%	4,267
Skincare	2,889	(17)%	3,479	(18)%	4,264
Service	17,739	(1)%	17,839	1%	17,689
Total consolidated revenue	$94,761	21%	$78,138	5%	$74,594

Revenue by Geography:

Our U.S. revenue increased by 38% in 2015, compared to 2014. The increase in U.S. revenue was primarily a result of revenue generated by our most recently introduced enlighten and excel HR products, continued growth of our excel V, xeo and truSculpt products, partially offset by a declines in revenue from other legacy products.

Our U.S. revenue increased by 13% in 2014, compared to 2013. The increase in U.S. revenue was primarily a result of revenue generated by our newly introduced enlighten and excel HR products, continued growth of excel V product revenue, partially offset by reduced productivity of our U.S. sales force, caused in part by field sales and management turnover, and a decline in revenue from our xeo, GenesisPlus and truSculpt products.

Our total international revenue increased by 8% in 2015, compared to 2014, and represented 48% of our total revenue. The increase in international revenue was primarily a result of increases in our distributor business in Asia Pacific and Europe as well as our direct business in Australia. This was partially offset by a decline in our direct business in Japan and the negative impact associated with the appreciation of the U.S. Dollar against the Euro, Japanese Yen and the Australian Dollar.

Our total international revenue decreased by 1% in 2014, compared to 2013, and represented 55% of our total revenue. The decrease in international revenue was primarily a result of decreased revenue from Canada, the decline in 2014 of the Japanese Yen versus the U.S. Dollar compared to 2013, partially offset by growth in revenue from Australia and the Benelux region.

Revenue by Product Category:

Our Product revenue increased by 34% in 2015, compared to 2014. This increase in Product revenue was primarily attributable to revenue generated by our most recently introduced enlighten and excel HR products, the continued growth in excel V sales and increases in sales of truSculpt, partially offset by declines in our legacy products.

Our Product revenue increased by 10% in 2014, compared to 2013. This increase in Product revenue was primarily attributable to revenue generated by our newly introduced enlighten and excel HR products and the continued growth in excel V sales, partially offset by declines in xeo, GenesisPlus and truSculpt sales.

Our Hand Piece Refills revenue decreased by 22% and 13% in 2015 and 2014, compared to the respective prior year periods. These decreases were due primarily to declines in Titan hand piece refill revenue caused by reduced utilization.

Our Skincare business decreased by 17% and 18% in 2015 and 2014, compared to the respective prior year periods. These decreases were primarily a result of the discontinuation of the distribution of the Merz Radiesse filler product in Japan in the second quarter of 2014. In addition, the continued devaluation of the Japanese Yen versus the U.S. Dollar by approximately 14% in 2015 and 9% in 2014, compared to the respective prior year periods, had an adverse impact on our revenue.

Our Service revenue decreased by 1% in 2015 and increased by 1% in 2014, compared to the respective prior year periods. The ratable recognition of service contract fees is the primary component of our Service revenue.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2015	% Change	2014	% Change	2013
Gross Profit	$54,283	25%	$43,373	4%	$41,882
As a percentage of total revenue	57%		56%		56%

Our cost of revenue consists primarily of materials, personnel expenses, royalty expense, warranty and manufacturing overhead expenses. Gross margin as a percentage of net revenue improved to 57% in 2015, compared to 2014, which was primarily attributable to the following:

●	A $16.6 million increase in total revenue, which improved the leverage of our manufacturing department expenses; and
●	A one-time impairment charge in 2014 of $650,000 for purchased intangibles related to a previous acquisition, which did not reoccur in 2015; partially offset
●	A partial shift in product mix towards lower margin products, primarily as a result of our newly introduced excel HR and enlighten products in 2014, which have a high initial cost structure.

Gross margin as a percentage of net revenue was flat at 56% in 2014, compared to 2013, which was primarily attributable to the following:

●	A $3.5 million increase in total revenue, which improved the leverage of our manufacturing department expenses; offset by
●	A one-time impairment charge of $650,000 for purchased intangibles related to a previous acquisition; and
●	A partial shift in product mix towards lower margin products, primarily as a result of our newly introduced excel HR and enlighten products in 2014 that had a high initial cost structure.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2015	% Change	2014	% Change	2013
Sales and marketing	$35,942	11%	$32,246	15%	$27,984
As a percentage of total revenue	38%		41%		38%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses increased by $3.7 million in 2015, compared to 2014, which was primarily attributable to the following:

●	$2.6 million increase in personnel related expenses in North America, due primarily to higher commissions as a result of increased North American revenue and an increase in severance costs;
●	$1.1 million increase in non-Japan international spending, primarily as a result of higher international sales headcount as well as the expansion of our international operations;
●	$713,000 of increased promotional spending, primarily in North America; partially offset by
●	$1.1 million of decreased Japan expenses resulting primarily from the continued devaluation of the Japanese Yen versus the U.S. Dollar.

Sales and marketing expenses increased by $4.3 million in 2014, compared to 2013, which was primarily attributable to the following:

●	$2.6 million increase in personnel related expenses in North American, driven primarily by the expansion of our sales force;
●	$1.4 million increase in non-Japan international spending, primarily as a result of higher international sales headcount as well as the expansion of our international operations;
●	$752,000 of increased promotional spending, primarily in North America;
●	$541,000 of increased North American travel and entertainment expenses due to increased sales and management travel activity; partially offset by
●	$941,000 of decreased Japan expenses resulting primarily from the continued devaluation of the Japanese Yen versus the U.S. Dollar.

Sales and marketing expenses as a percentage of net revenue, decreased to 38% in 2015, compare to 41% in 2014. This decrease was attributable to an increase in revenue greater than the increase in expenses, resulting in the leverage of our sales and marketing expenses. Sales and marketing expenses as a percentage of net revenue, increased to 41% in 2014, compared to 38% in 2013. This increase was due to a larger increase in expenses, compared to the increase in revenue.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2015	% Change	2014	% Change	2013
Research and development	$10,733	2%	$10,543	14%	$9,216
As a percentage of total revenue	11%		14%		12%

Research and development expenses consist primarily of personnel, clinical and regulatory expenses, as well as material costs. R&D expenses increased $190,000 in 2015, compared to 2014, which was primarily attributable to:

●	$739,000 of higher personnel expenses;
●	$262,000 increase in expensed tools and equipment spending; partially offset by
●	A decrease of $900,000 in material spending.

R&D expenses increased $1.3 million in 2014, compared to 2013, which was primarily attributable to:

●	$1.0 million higher personnel expenses as a result of increased headcount;
●	$398,000 increase in material spending due to product development efforts related to two new launched products, enlighten and excel HR; partially offset by
●	A decrease of $110,000 in expensed tools and equipment spending.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2015	% Change	2014	% Change	2013
General and administrative	$12,129	8%	$11,203	13%	$9,938
As a percentage of total revenue	13%		14%		13%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $926,000 in 2015, compared to 2014, which was primarily attributable to:

●	$1.2 million of increased personnel related expenses;
●	$182,000 of increased excise tax, due to increased sales in the U.S.; partially offset by
●	$304,000 of decreased legal fees and costs of settlements; and
●	A reduction of $200,000 in fees resulting from the conclusion of a management consulting engagement in 2014 that did not reoccur in 2015.

G&A expenses increased by $1.3 million in 2014, compared to 2013, which was primarily attributable to:

●	$1.3 million of increased personnel related expenses;
●	$407,000 of increased legal fees and costs of settlements; partially offset by
●	A reduction of $600,000 in fees resulting from the conclusion of a management consulting engagement in 2014 that commenced in 2013.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2015	% Change	2014	% Change	2013
Interest income	$330	(19)%	$406	(4)%	$421
Other income (expense), net	(37)	(79)%	(180)	(629)%	34
Total interest and other income, net	$293	30%	$226	(50)%	$455

Interest income decreased 19% in 2015, compared to 2014, and decreased 4% in 2014, compared to 2013. These decreases were primarily attributable to decreases in our cash, cash equivalents and marketable investments balances and decreased yields on our investments. Our cash, cash equivalents and marketable investments at December 31, 2015, 2014 and 2013 were $48.4 million, $81.1 million and $83.1 million, respectively. The large decrease in the investment balance in 2015 was attributable to $40 million of share repurchases of the Company’s stock.

Income Tax (Benefit) Provision

	Year Ended December 31,
(Dollars in thousands)	2015	$ Change	2014	$ Change	2013
Loss before income taxes	$(4,228)	$6,165	$(10,393)	$(5,592)	$(4,801)
Income tax (benefit) provision	212	(7)	219	273	(54)
Effective tax rate	(5)%		(2)%		1%

In 2015, 2014 and 2013, we recorded an income tax provision of $212,000, and $219,000 and an income tax benefit of $54,000, respectively. Our tax provisions for both 2015 and 2014 are primarily related to foreign tax expenses. Our tax benefit for 2013 was primarily related to releases of reserves for Uncertain Tax Positions due to lapses in the applicable statutes of limitations, offset by foreign tax expenses. A full valuation allowance was applied against all U.S. federal and state deferred tax assets arising during each of these years.

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

	Year ended December 31,
(Dollars in thousands)	2015	2014	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$10,868	$9,803	$1,065
Marketable investments	37,539	71,343	(33,804)
Total	$48,407	$81,146	$(32,739)

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2015	2014	2013
Cash flows provided by (used in):
Operating activities	$(1,359)	$(4,286)	$3,513
Investing activities	32,646	(5,611)	(5,848)
Financing activities	(30,222)	3,458	(4,969)
Net increase (decrease) increase in cash and cash equivalents	$1,065	$(6,439)	$(7,304)

Cash Flows from Operating Activities

We used net cash of $1.4 million in operating activities during 2015, which was primarily attributable to:

●

$1.1 million provided by operations based on a net loss of $4.4 million after adjusting for non-cash related items of $5.5 million, consisting primarily of stock-based compensation expense of $4.1 million and depreciation and amortization expense of $1.2 million;

●	$2.7 million generated from an increase in accrued liabilities, primarily associated with personnel costs; offset by
●	$2.3 million used as a result of a decrease in deferred revenue due primarily from the amortization of service contracts from previous years;
●	$1.1 million used to pay down a high accounts payable balance as of December 31, 2014; and
●	$1.1 million used to increase raw material and finished goods inventories due to an expanded product line.

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

●	$1.7 million generated from an increase in accrued liabilities;
●	$1.4 million generated from an increase in deferred revenue due primarily to a “two years-for the price of one” service contract pricing promotion; and
●	$1.3 million generated from an increase in accounts payable resulting from the higher purchases of inventories relating to the new product lines added in 2014.

Cash Flows from Investing Activities

We generated net cash of $32.6 million in investing activities in 2015, which was primarily attributable to:

●	$33.4 million in proceeds from the sales and maturities, net of purchases, of marketable investments for financing our stock repurchase and operations; partially offset by
●	$0.7 million of cash used to purchase property and equipment.

We used net cash of $5.6 million in investing activities in 2014, which was primarily attributable to:

●	$4.9 million of cash used to purchase, net of proceeds from the sales and maturities of marketable investments; and
●	$0.7 million of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in 2015 was $30.2 million, which was primarily due to:

●	the repurchase of common stock for $40.1 million; partially offset by
●	proceeds of $10.1 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (or “ESPP”) program.

Net cash provided by financing activities in 2014 was $3.5 million, which resulted primarily from employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $48.4 million as of December 31, 2015. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years, as well as for financing the $10 million Stock Repurchase Program approved by our Board in February 2016.

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2015:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$3,913	$1,882	$2,027	$4	$—
Capital leases	505	271	234	—	—
Total leases	$4,418	$2,153	$2,261	$4	$—

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2015. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet a $78,000 long-term income tax liability for unrecognized tax benefits and accrued interest as of December 31, 2015. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2015, we were not involved in any unconsolidated transactions.

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

Interest Rate Sensitivity

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of December 31, 2015, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would potentially decline by approximately $242,000.

Foreign Currency Exchange

In 2015 and 2014, our international revenue was approximately 48% and 55%, respectively, of our total revenue. Approximately 49% and 48%, of our international revenue was denominated in U.S. Dollars. All of the remaining revenue was denominated in Japanese Yen, Euros, Australian Dollars and Swiss Francs. Our Japanese Yen denominated revenue represents the majority of our foreign currency denominated revenue. In 2015 and 2014, the Japanese Yen, compared to the U.S. Dollar, devalued by approximately 14% and 9%, respectively, which had a significant adverse foreign exchange impact on our revenue − both from a re-measurement loss upon the conversion of our Japanese Yen denominated revenue as well as the additional negative revenue impact due to the effective price increase for the local customers importing our U.S. Dollar denominated systems into Japan. In addition, the Japanese Yen devaluation had a favorable foreign currency translation impact on our local cost of sales and operating expenses.

We have historically not engaged in hedging activities relating to our foreign currency denominated transactions, given we have a natural hedge resulting from our foreign cash receipts being utilized to fund our respective local currency expenses.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CUTERA, INC. AND SUBSIDIARY COMPANIES

ANNUAL REPORT ON FORM 10-K

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following Consolidated Financial Statements of the Registrant and its subsidiaries are required to be included in Item 8:

The following Consolidated Financial Statement Schedule of the Registrant and its subsidiaries for the years ended December 31, 2015, 2014 and 2013 is filed as a part of this Report as required to be included in Item 15(a) and should be read in conjunction with the Consolidated Financial Statements of the Registrant and its subsidiaries:

Schedule		Page
II	Valuation and Qualifying Accounts	74

All other required schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the Consolidated Financial Statements or the Notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cutera, Inc.

Brisbane, California

We have audited the accompanying consolidated balance sheets of Cutera, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cutera, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cutera Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 15, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Cutera, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013 of Cutera, Inc. Our audit also included the financial statement schedule at Item 15(a) for the year ended December 31, 2013. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2013, in conformity with US generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Redwood City, California

March 17, 2014

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$10,868	$9,803
Marketable investments	37,539	71,343
Accounts receivable, net of allowance for doubtful accounts of $4 and $0, respectively	11,669	11,137
Inventories	12,078	10,988
Deferred tax assets	—	26
Other current assets and prepaid expenses	1,675	1,591
Total current assets	73,829	104,888
Property and equipment, net	1,473	1,461
Deferred tax assets, net of current portion	350	269
Intangibles, net	143	595
Goodwill	1,339	1,339
Other long-term assets	384	361
Total assets	$77,518	$108,913
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,959	$3,083
Accrued liabilities	13,834	11,007
Deferred revenue	8,638	8,898
Total current liabilities	24,431	22,988
Deferred revenue, net of current portion	2,287	4,346
Income tax liability	182	145
Other long-term liabilities	584	926
Total liabilities	27,484	28,405
Commitments and contingencies (Note 11)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 12,980,807 and 14,446,950 shares at December 31, 2015 and 2014, respectively	13	14
Additional paid-in capital	79,782	105,721
Accumulated deficit	(29,672)	(25,232)
Accumulated other comprehensive income	(89)	5
Total stockholders’ equity	50,034	80,508
Total liabilities and stockholders’ equity	$77,518	$108,913

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net revenue:
Products	$77,022	$60,299	$56,905
Service	17,739	17,839	17,689
Total net revenue	94,761	78,138	74,594
Cost of revenue:
Products	32,402	26,796	24,179
Service	8,076	7,969	8,533
Total cost of revenue	40,478	34,765	32,712
Gross profit	54,283	43,373	41,882
Operating expenses:
Sales and marketing	35,942	32,246	27,984
Research and development	10,733	10,543	9,216
General and administrative	12,129	11,203	9,938
Total operating expenses	58,804	53,992	47,138
Loss from operations	(4,521)	(10,619)	(5,256)
Interest and other income, net	293	226	455
Loss before income taxes	(4,228)	(10,393)	(4,801)
Income tax (benefit) provision	212	219	(54)
Net loss	$(4,440)	$(10,612)	$(4,747)

Net loss per share:
Basic and diluted	$(0.32)	$(0.74)	$(0.33)
Weighted-average number of shares used in per share calculations:
Basic and diluted	13,960	14,254	14,421

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net loss	$(4,440)	$(10,612)	$(4,747)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized loss on available-for-sale investments	(87)	(42)	(21)
Less: Reclassification adjustment for net gains on investments recognized during the year	(7)	(4)	(9)
Net change in unrealized loss on available-for-sale investments	(94)	(46)	(30)
Tax provision (benefit)	—	—	—
Other comprehensive loss, net of tax	(94)	(46)	(30)
Comprehensive loss	$(4,534)	$(10,658)	$(4,777)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	(Accumulated Deficit)	Income (loss)	Equity

Balance at December 31, 2012	14,233,476	$14	$100,552	$(9,873)	$81	$90,774
Issuance of common stock for employee purchase plan	51,338	—	362	—	—	362
Exercise of stock options	612,210	1	5,048	—	—	5,049
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes, and stock awards	95,256	—	(222)	—	—	(222)
Repurchase of common stock	(1,060,447)	(1)	(10,030)	—	—	(10,031)
Stock-based compensation expense	—	—	3,110	—	—	3,110
Net loss	—	—	—	(4,747)	—	(4,747)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(30)	(30)
Balance at December 31, 2013	13,931,833	14	98,820	(14,620)	51	84,265
Issuance of common stock for employee purchase plan	52,759	—	451	—	—	451
Exercise of stock options	396,970	—	3,307	—	—	3,307
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	65,388	—	(156)	—	—	(156)
Stock-based compensation expense	—	—	3,299	—	—	3,299
Net loss	—	—	—	(10,612)	—	(10,612)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(46)	(46)
Balance at December 31, 2014	14,446,950	14	105,721	(25,232)	5	80,508
Issuance of common stock for employee purchase plan	55,872	—	577	—	—	577
Exercise of stock options	1,141,904	2	10,500	—	—	10,502
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	154,119	—	(1,018)	—	—	(1,018)
Repurchase of common stock	(2,818,038)	(3)	(40,082)	—	—	(40,085)
Stock-based compensation expense	—	—	4,084	—	—	4,084
Net loss	—	—	—	(4,440)	—	(4,440)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(94)	(94)
Balance at December 31, 2015	12,980,807	$13	$79,782	$(29,672)	$(89)	$50,034

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(4,440)	$(10,612)	$(4,747)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,084	3,299	3,110
Depreciation and amortization	1,186	1,336	1,304
Impairment of intangible assets	—	650	—
Other	227	206	243
Changes in assets and liabilities:
Accounts receivable	(536)	(1,460)	(857)
Inventories	(1,090)	(1,982)	2,108
Other current assets and prepaid expenses	241	239	345
Other long-term assets	(23)	(37)	73
Accounts payable	(1,124)	1,263	(287)
Accrued liabilities	2,687	1,650	(371)
Other long-term liabilities	(289)	(285)	(218)
Deferred revenue	(2,319)	1,410	3,114
Income tax liability	37	37	(304)
Net cash provided by (used in) operating activities	(1,359)	(4,286)	3,513
Cash flows from investing activities:
Acquisition of property, equipment and software	(746)	(734)	(517)
Acquisition of intangible asset	—	—	(155)
Disposal of property and equipment	—	—	63
Proceeds from sales of marketable investments	21,171	12,354	15,578
Proceeds from maturities of marketable investments	35,918	26,915	36,030
Purchase of marketable investments	(23,697)	(44,146)	(56,847)
Net cash provided by (used in) investing activities	32,646	(5,611)	(5,848)
Cash flows from financing activities:
Repurchase of common stock	(40,085)	—	(10,031)
Proceeds from exercise of stock options and employee stock purchase plan	10,061	3,602	5,189
Payments on capital lease obligation	(198)	(144)	(127)
Net cash provided by (used in) financing activities	(30,222)	3,458	(4,969)
Net increase (decrease) in cash and cash equivalents	1,065	(6,439)	(7,304)
Cash and cash equivalents at beginning of year	9,803	16,242	23,546
Cash and cash equivalents at end of year	$10,868	$9,803	$16,242
Supplemental cash flow information:
Cash paid for interest	$20	$26	$19
Cash paid for income taxes	$160	$225	$337
Supplemental non-cash investing and financing activities:
Assets acquired under capital lease	$285	$70	$577

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key product platforms: CoolGlide®, xeo, solera®, GenesisPlus, excel V, truSculpt, excel HR and enlighten. The Company’s products offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, upgrades, hand pieces, hand piece refills (Titan® and truSculpt) and the distribution of third party manufactured skincare products are classified as “Products” revenue. In the second quarter of 2014, the Company terminated its agreement with Merz Pharma GmbH (“Merz”) for the distribution of its Radiesse dermal filler product. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain and Switzerland, that market, sell and service its products outside of the United States. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments are the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value or the maturity of the investment, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2015, 2014, and 2013.

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

The Company invests in debt instruments, including bonds of the U.S. Government, its agencies and municipalities. The Company has also invested in other high grade investments such as commercial paper and corporate bonds. By policy, the Company restricts its exposure to any single issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of generally less than eighteen months.

Accounts receivable are typically unsecured and are derived from revenue earned from worldwide customers. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. As of December 31, 2015, there was one customer who represented more than 10% of the Company’s net accounts receivable. No single customer represented more than 10% of net accounts receivable as of December 31, 2014.

During the years ended December 31, 2015, 2014, and 2013, domestic revenue accounted for 52%, 45%, and 42%, respectively, of total revenue, while international revenue accounted for 48%, 55%, and 58%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2015, 2014, and 2013.

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

Inventories

Inventories are stated at the lower of cost or market, cost being determined on a standard cost basis, which approximates actual cost on a first-in, first-out basis, and market being determined as the lower of replacement cost or net realizable value.

The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years. Amortization expense related to demonstration units is recorded in Products cost of revenue or in the respective operating expense line based on which function and purpose for which the demonstration units are being used. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to cost of revenue.

As of December 31, 2015 and 2014, demonstration inventories, net of accumulated depreciation, included in Finished goods inventory balance was $2.3 million.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation recognized is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives (years)
Leasehold improvements	Lesser of useful life or term of lease
Office equipment and furniture	3
Machinery and equipment	3

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Depreciation expense related to property and equipment for 2015, 2014 and 2013, was $734,000, $562,000 and $602,000 respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased technology sub-licenses, acquired customer relationships, and those assets acquired in conjunction with an asset acquisition in February 2012 including, existing customer relationships, product portfolio and a manufacturing process for the products acquired. All identifiable intangibles have finite lives and are carried at cost, net of accumulated amortization. Amortization was recorded using the straight-line method, except for a portion of the purchased intangibles which are being amortized on a declining-balance basis, over their respective useful lives, which range from approximately 11 months to 10 years.

Impairment of Long-lived Assets

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The goodwill impairment test is generally performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2015, there has been no impairment of goodwill.

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

Warranty Obligations

The Company provides a standards one-year warranty on all systems sold to end-customers. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, the Company generally provides a 14-month warranty for parts only, with labor being provided to the end customer by the distributor.

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

Revenue Recognition

Products revenue is recognized when title and risk of ownership has been transferred, provided that:

●	Persuasive evidence of an arrangement exists;
●	The price is fixed or determinable;
●	Delivery has occurred or services have been rendered; and
●	Collectability is reasonably assured.

Transfer of title and risk of ownership occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. Revenue is recorded net of customer and distributor discounts. When collectability is not reasonably assured, the Company recognizes revenue upon receipt of cash payment. Sales to customers and distributors do not include any return or exchange rights. In addition, the Company’s distributor agreements obligate the distributor to pay the Company for the sale regardless of whether the distributor is able to resell the product. Shipping and handling charges are invoiced to customers based on the amount of products sold. Shipping and handling fees are recorded as revenue and the related expense as a component of Products cost of revenue.

Multiple-element arrangements

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The Company determined that its multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: Product and service contracts.

For multiple-element arrangements revenue is allocated to each element based on their relative selling prices. Relative selling prices are based on vendor specified objective evidence (“VSOE”), if available, third-party evidence of selling price (“TPE”) when VSOE does not exist, and on best estimate of selling price (“BESP”) if VSOE and TPE do not exist. Because the Company has neither VSOE nor TPE for its systems and service contracts, the allocation of revenue is based on the Company’s BESPs for each element. The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines BESP for its products or services by considering multiple factors including, prices charged for stand-alone sales, features and functionality of the products and services, geographies, type of customer, and market conditions. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for the element.

In the first and second quarter of 2013, with respect to the sale of its truSculpt product, the Company provided promotions that included an unlimited number of “free” hand piece replacements during a stated trial period of 3 months or 12 months. These free refills were treated as an undelivered element under FASB ASC 605-25 in the original revenue transaction. The Company deferred the relative fair value related to the estimated number of hand piece replacements to be delivered during the promotional period and recognized that deferred revenue over the free refills promotion period. Commencing in the third quarter of 2013, the Company now includes unlimited refills as part of the truSculpt standard warranty and the Company no longer accounts for the truSculpt warranty as a separate deliverable under the multiple-element arrangement revenue guidance. Upon a truSculpt sale, the Company recognizes the estimated costs which will be incurred under the warranty obligation in Products cost of revenue.

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue billed on a time and material basis, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2015, 2014, and 2013 was $17.7 million, $17.8 million, and $17.7 million, respectively.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in our internal manufacturing processes, technology license amortization and royalties, costs associated with product warranties and any inventory or intangible write-downs.

The Company's system sales include a control console, universal graphic user interface, control system software, high voltage electronics and a combination of applications (referred to as hand pieces). Hand pieces are programmed to have a limited number of uses to ensure the safety of the device to patients. The Company sells refurbished hand pieces, or "refills," of its Titan product and provides for refurbishment of other hand pieces under warranty or service contracts. When customers purchase a replacement hand piece (or “refill”) or are provided a replacement hand piece under a warranty or service contract, Cutera ships the customer a previously refurbished unit. Upon the receipt of the expended hand piece from the customer the Company capitalizes the expended hand piece as inventory at the estimated fair value. Cost of revenue includes the costs incurred to refurbish hand pieces.

Research and Development Expenditures

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2015, 2014 and 2013 were $1.2 million, $1.6 million and $1.6 million, respectively.

Stock-based Compensation

The Company accounts for its employee stock options under the fair value method of accounting using a Black-Scholes valuation model to measure stock option expense at the date of grant. The fair value of Restricted Stock Units (“RSUs”) is measured at the market price of the Company’s stock on the date of grant. The fair value of Performance Stock Units (“PSUs”) that have operational measurement goals, are measured at the market price of the Company’s stock on the date of grant. PSUs with market-based measurement goals are valued using the Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model, however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Stock-based compensation expense for market-based PSU awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

Stock-based compensation expense, net of estimated forfeitures, is recognized over the requisite service period.

For RSUs and PSUs, the Company issues shares on the vesting dates, net of the minimum tax withholding requirements to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs and PSUs that vest. The Company records the liability for withholding amounts to be paid by the Company as a reduction to additional paid-in capital when the shares are issued.

Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for stock-based awards for options exercised and for RSUs and PSUs vested during the period (excess tax benefits), are classified as financing cash flows.

Income Taxes

The Company recognizes income taxes under the liability method. The Company recognizes deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The Company recognizes the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date. For deferred tax assets which are not subject to a valuation allowance, the Company has determined that its future taxable income will be sufficient to recover all of the deferred tax assets. However, should there be a change in the recoverability of the deferred tax assets, the Company could be required to record a valuation allowance against the net carrying value of its deferred tax assets. This would result in an increase to the Company’s tax provision in the period in which they determined that the recovery was not probable.

The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. The deferred tax assets and liabilities reflect management’s assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that the Company expects to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of the Company’s income among the states in which the Company operates. These matters, and others, involve the exercise of significant judgment. Any changes in the Company’s practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact the Company’s financial condition or results of operations.

Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to the Company’s valuation allowance are appropriate. In making this evaluation, the Company relies on its recent history of pre-tax earnings, estimated timing of future deductions and benefits represented by the deferred tax assets, and its forecasts of future earnings, the latter two of which involve the exercise of significant judgment. The Company maintains a full valuation allowance against its U.S. federal and state deferred tax asset due to a history of operating losses.

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

U.S. GAAP requires that employee equity share options, non-vested shares and similar equity instruments granted by the Company be treated as potential common shares outstanding in computing diluted earnings per share. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money options, which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional-paid-in-capital when the award becomes deductible are all assumed to be used to repurchase shares.

Comprehensive Loss

Comprehensive loss includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income (loss) consisted solely of the unrealized gains or losses on the Company's available-for-sale investments, net of tax.

Foreign Currency

The U.S. Dollar is the functional currency of the Company’s subsidiaries. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2015. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2015.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2015 and 2014, 68% and 71%, respectively, of all long-lived assets were maintained in the U.S. See Note 10 for details relating to revenue by geography.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers, requiring an entity to recognize the amount of revenue to which it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective and permits the use of either the retrospective or cumulative effect transition method. Early adoption is not permitted. The updated standard becomes effective for the Company in the first quarter of fiscal year 2018. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on the Consolidated Financial Statements and related disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting of Fees Paid in Cloud Computing Arrangement, guidance on accounting for fees paid in cloud computing arrangements. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a services contract. All software licenses recognized under this guidance will be accounted for consistent with other licenses of intangible assets. The guidance becomes effective for the Company for the first quarter of fiscal 2016. The guidance is not expected to have a material effect on the Company's Consolidated Financial Statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO (last-in, first-out) or the retail inventory method. These changes become effective on January 1, 2017. Management is currently evaluating the effect that the updated standard will have on the Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires that lease arrangements longer than twelve months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on the Company's Consolidated Financial Statements.

Adopted Accounting Pronouncements

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, requiring all deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The classification change for all deferred taxes as non-current simplifies entities’ processes as it eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction and allocate valuation allowances. The Company elected to prospectively adopt this accounting standard in the fourth quarter of fiscal 2015. No prior periods were retrospectively adjusted and the adoption of this guidance did not have a material effect on the Company’s Consolidated Financial Statements and related disclosures.

NOTE 2—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2015	2014
Cash and cash equivalents:
Cash	$9,830	$7,761
Cash equivalents:
Money market funds	1,000	242
Commercial paper	38	1,800
Total cash and cash equivalents	10,868	9,803

Marketable securities:
U.S. government notes	7,779	18,361
U.S. government agencies	12,608	19,800
Municipal securities	4,346	3,607
Commercial paper	4,040	10,695
Corporate debt securities	8,766	18,880
Total marketable securities	37,539	71,343

Total cash, cash equivalents and marketable securities	$48,407	$81,146

The following table summarizes unrealized gains and losses related to the Company’s marketable investments (in thousands):

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,868	$—	$—	$10,868

Marketable investments
U.S. government notes	7,780	1	(2)	7,779
U.S. government agencies	12,630	3	(25)	12,608
Municipal securities	4,344	2	—	4,346
Commercial paper	4,041	1	(2)	4,040
Corporate debt securities	8,783	—	(17)	8,766
Total marketable securities	37,578	7	(46)	37,539

Total cash, cash equivalents and marketable securities	$48,446	$7	$(46)	$48,407

December 31, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$9,803	$—	$—	$9,803

Marketable investments
U.S. government notes	18,345	17	(1)	18,361
U.S. government agencies	19,768	33	(1)	19,800
Municipal securities	3,607	3	(3)	3,607
Commercial paper	10,693	2	—	10,695
Corporate debt securities	18,875	13	(8)	18,880
Total marketable securities	71,288	68	(13)	71,343

Total cash, cash equivalents and marketable securities	$81,091	$68	$(13)	$81,146

No investments were in a continuous unrealized loss position for longer than 12 months as of December 31, 2015 and 2014.

The following table summarizes the estimated fair value of the Company’s marketable investments classified by the contractual maturity date of the security as of December 31, 2015 (in thousands):

Amount
Due in less than one year (fiscal year 2016)	$25,558
Due in 1 to 3 years (fiscal year 2017-2018)	11,981
Total marketable securities	$37,539

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,000	$—	$—	$1,000
Commercial paper	—	38	—	38
Short term marketable investments:
Available-for-sale securities	—	37,539	—	37,539
Total assets at fair value	$1,000	$37,577	$—	$38,577

December 31, 2014	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$242	$—	$—	$242
Commercial paper	—	1,800	—	1,800
Short term marketable investments:
Available-for-sale securities	—	71,343	—	71,343
Total assets at fair value	$242	$73,143	$—	$73,385

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2015 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

At December 31, 2014, the Company evaluated the fair values of its intangible assets, which are classified within Level 3 of the fair value hierarchy. With respect to the purchased intangible assets associated with the Iridex acquisition in 2012, the Company determined that there was impairment in the value of these intangible assets based on an undiscounted cash flow model. The recorded impairment charge of the purchased intangibles was estimated using a discounted cash flow model. This model relied on Level 3 inputs that included expected future cash flow streams as well as a market discount rate that are subject to uncertainties that are difficult to predict.

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

The fair values of the assets acquired were determined to be $4.8 million of net tangible and intangible assets and $1.3 million of goodwill. The customer relationship intangible assets were being amortized over 5 years on a straight-line basis. Other intangible assets were being amortized over 11 months to 5 years from the date of acquisition on a straight-line basis.

As of December 31, 2014, the Company evaluated the recoverability of the purchased intangible assets, due to the discontinuation of the manufacture and sale of all products acquired, lower than projected future service revenue, and lower than projected revenue expected from the distributor relationships acquired. As a result, the Company recorded an impairment charge of $650,000 in cost of revenue. The unamortized purchased intangibles are being amortized on a declining-balance basis over the remaining useful economic life of 5 years from the date of acquisition.

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

NOTE 4—BALANCE SHEET DETAIL

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$7,982	$7,185
Finished goods	4,096	3,803
Total	$12,078	$10,988

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2015	2014
Leasehold improvements	$822	$641
Office equipment and furniture	2,970	2,964
Machinery and equipment	4,662	4,140
	8,454	7,745
Less: Accumulated depreciation	(6,981)	(6,284)
Property and equipment, net	$1,473	$1,461

Included in machinery and equipment are financed vehicles used by the Company’s North American sales employees. As of December 31, 2015 and 2014, the gross capitalized value of the leased vehicles was $862,000 and $647,000 and the related accumulated depreciation was $374,000 and $253,000, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit, and, customer relationships in the Benelux countries acquired from a former distributor in 2013. The components of intangible assets at December 31, 2015 and 2014 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization & Impairment Amount	Net Amount
December 31, 2015
Patent sublicense	$1,218	$1,218	$—
Customer relationship intangible related to acquisition	2,510	2,367	143
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	155	—
Goodwill	1,339	—	1,339
Total	$6,002	$4,520	$1,482
December 31, 2014
Patent sublicense	$1,218	$1,206	$12
Customer relationship intangible related to acquisition	2,510	1,998	512
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	84	71
Goodwill	1,339	—	1,339
Total	$6,002	$4,068	$1,934

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

Amortization expense (excluding the impairment charge described above) in the 2015, 2014, and 2013 fiscal years for intangible assets was $452,000, $773,000, and $702,000, respectively.

Based on intangible assets recorded at December 31, 2015, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining annual amortization expense will be as follows (in thousands):

Year ending December 31,	Amount
2016	$142
2017	1
Total	$143

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued payroll and related expenses	$7,726	$5,533
Accrued sales tax	1,935	1,789
Warranty liability	1,819	1,167
Other accrued liabilities	2,354	2,518
Total	$13,834	$11,007

NOTE 5—WARRANTY AND SERVICE CONTRACTS

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France Hong Kong, Spain, Japan and Switzerland, as well as through a network of distributors and third-party service providers in several other countries where it does not have a direct presence. The Company provides a warranty with its products, depending on the type of product. After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale.

Warranty Accrual (in thousands)

	December 31,
	2015	2014
Balance at beginning of year	$1,167	$1,202
Add: Accruals for warranties issued during the year	4,134	2,497
Less: Settlements made during the year	(3,482)	(2,532)
Balance at end of year	$1,819	$1,167

Deferred Service Contract Revenue (in thousands)

	December 31,
	2015	2014
Balance at beginning of year	$12,949	$11,637
Add: Payments received	10,378	13,913
Less: Revenue recognized	(12,858)	(12,601)
Balance at end of year	$10,469	$12,949

Costs incurred under service contracts in 2015, 2014 and 2013 amounted to $6.2 million, $6.6 million, and $6.9 million, respectively, and are recognized as incurred.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2015, the Company had the following stock-based employee compensation plans:

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

In accordance with the 2004 Equity Incentive Plan, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. Commencing with 2012, the Company’s non-employee directors get $60,000 of RSUs annually that cliff-vest on the one year anniversary of the grant date. In the years ended December 31, 2015, 2014 and 2013, the Company issued 21,020, 38,688 and 40,674 RSUs to its non-employee directors, respectively.

In the years ended December 31, 2015, 2014 and 2013 the Company’s Board of Directors granted 107,417, 211,250 and 148,004 respectively, of RSUs to its executive officers and certain members of the Company’s management. The RSUs granted to the employees vest at the rate of one-fourth on the one-year anniversary of the grant date, and one-fourth in each of the subsequent three years. The RSUs granted to the executive officers vest at the rate of one-third on the one-year anniversary of the grant date, and one-third in each of the subsequent two years. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period.

In the years ended December 31, 2015, 2014 and 2013 the Company’s Board of Directors granted its executive officers and certain senior management employees 74,667, 105,000 and 33,751 of PSUs. The PSUs vest over a period of 8.5 months, 12 months and 12 months, respectively, subject to the recipient’s continued service and achievement of the pre-established operational goals related to revenue and operating income improvement. For the 2015 PSU awards, in addition to operational goals, there was a market-based goal as well. At the vest date, the Company issues fully-paid up common stock, based on the degree of achievement of the pre-established targets.

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

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2015, 2014 and 2013. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. In the years ended December 31, 2015, 2014 and 2013, under the 2004 ESPP, the Company issued 55,872, 52,579 and 51,338 shares, respectively. At December 31, 2015, 849,985 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2012	1,644,356	3,788,239	$9.44	4.3	$2.6
Options granted	(1,007,166)	1,007,166	$8.97
Options exercised	—	(612,210)	$8.16
Options cancelled (expired or forfeited)	391,033	(391,033)	$10.37
Stock awards granted	(399,997)	—	—
Stock awards cancelled (expired or forfeited)	81,257	—	—
Balances as of December 31, 2013	709,483	3,792,162	$9.42	4.2	$5.1
Additional shares reserved(2)	200,000	—	—
Options granted	(486,300)	486,300	$9.78
Options exercised	—	(396,970)	$8.33
Options cancelled (expired or forfeited)	418,925	(418,925)	$11.15
Stock awards granted	(764,394)	—	—
Stock awards cancelled (expired or forfeited)	52,046	—	—
Balances as of December 31, 2014	129,760	3,462,567	$9.39	3.4	$5.7
Additional shares reserved(3)	1,300,000	—
Options granted	(129,000)	129,000	$13,.26
Options exercised	—	(1,141,904)	$9.20
Options cancelled (expired or forfeited)	300,866	(300,866)	$12.37
Stock awards granted	(430,580)	—	—
Stock awards cancelled (expired or forfeited)	92,379	—	—
Balances as of December 31, 2015	1,263,425	2,148,797	$9.31	3.4	$7.9
Exercisable as of December 31, 2015		1,561,916	$9.05	2.8	$6.1
Expected to vest, net of estimated forfeitures, as of December 31, 2015		505,631	$9.92	4.91	$1.5

(1)	Based on the closing stock price of the Company’s stock of $12.79 on December 31, 2015, $10.68 on December 31, 2014, $10.18 on December 30, 2013 and $9.00 on December 31, 2012.
(2)	Approved by Board of Directors in 2014, approved by stockholders in 2015.
(3)	Approved by stockholders in 2015.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2015. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2015, 2014 and 2013 was $5.1 million, $824,000, and $2.1 million, respectively. The options outstanding and exercisable at December 31, 2015 were in the following exercise price ranges:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
	$6.88		299,090	3.51	259,407	$6.88
$7.11	–	$8.66	239,152	0.85	236,110	8.51
	$8.72		345,057	2.35	345,057	8.72
	$8.80		325,116	4.30	158,434	8.80
$8.91	–	$9.63	225,345	4.61	157,506	9.11
$9.65	–	$10.03	251,399	5.56	85,671	9.82
	$10.24		250,034	1.34	250,034	10.24
$10.32	–	$14.04	175,604	5.49	39,697	11.18
	$15.32		8,000	6.56	—	—
	$21.84		30,000	0.47	30,000	21,.84
$6.88	–	$21.84	2,148,797	3.38	1,561,916	$9.05

As of December 31, 2014 there were 2,330,762 options that were exercisable at a weighted average exercise price of $9.62.

Stock Awards (RSU and PSU) Activity Table

Information with respect to restricted stock units’ and performance stock units’ activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2012	148,709	$6.99			$1,338
Granted	188,678	$8.94
Vested (3)	(119,505)	$7.68	$1,091	(4)
Forfeited	(38,417)	$8.11
Outstanding at December 31, 2013	179,465	$8.34			$1,827
Granted	360,563	$9.72
Vested (3)	(81,157)	$8.62	$777	(5)
Forfeited	(24,550)	$8.14
Outstanding at December 31, 2014	434,321	$9.31			$4,639
Granted	203,104	$14.81
Vested (3)	(222,220)	$11.79	$3,285	(6)
Forfeited	(43,575)	$9.09
Outstanding at December 31, 2015	371,630	$12.39			$4,753

(1)	Represents the value of the Company’s stock on the date that the restricted stock units vest.
(2)	Based on the closing stock price of the Company’s stock of $12.79 on December 31, 2015, $10.68 on December 31, 2014, $10.18 on December 30, 2013 and $9.00 on December 31, 2012.
(3)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)	On the grant date, the fair value for these vested awards was $917,000.
(5)	On the grant date, the fair value for these vested awards was $699,000.
(6)	On the grant date, the fair value for these vested awards was $2.6 million.

Stock-Based Compensation

Stock-based compensation expense for stock options, restricted stock units, stock awards and ESPP shares for the year ended December 31, 2015, 2014 and 2013 was as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Stock options	$1,438	$1,811	$2,201
RSUs	1,297	875	631
PSUs	1,167	455	162
ESPP	182	158	116
Total stock-based compensation expense	$4,084	$3,299	$3,110

As of December 31, 2015, the unrecognized compensation cost, net of expected forfeitures, was $4.2 million for stock options and stock awards, which will be recognized over an estimated weighted-average remaining amortization period of 1.78 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $82,000, which will be recognized over an estimated weighted-average amortization period 0.33 years.

The Company issues new shares of common stock upon the exercise of stock options, vesting of RSUs and PSUs, and the issuance of ESPP shares. The amount of cash received from these issuances, net of taxes withheld and paid, in 2015, 2014 and 2013 was $10.1 million, $3.6 million and $5.2 million. There was no direct tax benefit (deficit) in 2015, 2014 or 2013. The Company elected to account for the indirect effects of stock-based awards, primarily the research and development tax credit, through the Statement of Operations.

Total stock-based compensation expense recognized during the year ended December 31, 2015, 2014 and 2013 was recorded in the Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of revenue	$447	$560	$638
Sales and marketing	1,054	641	744
Research and development	662	581	397
General and administrative	1,921	1,517	1,331
Total stock-based compensation expense	$4,084	$3,299	$3,110

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

	Stock Options			Stock Purchase Plan
	2015	2014	2013	2015	2014	2013

Expected term (in years)(1)	3.24	4.18	4.30	0.50	0.50	0.50
Risk-free interest rate(2)	0.90%	1.31%	1.13%	0.17%	0.06%	0.08%
Volatility(3)	30%	41%	43%	36%	37%	44%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

Weighted average estimated fair value at grant date	$4.78	$3.36	$3.22	$3.51	$2.65	$2.84

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

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the stock-based payment expense accordingly. The forfeiture rates used in 2015 ranged from 0% to 16%.

Stock Awards Withholdings

For Stock Awards granted to employees, the number of shares issued on the date the Stock Awards vest is net of the tax withholding requirements paid on behalf of the employees. In 2015, 2014 and 2013, the Company withheld 68,101, 15,769, and 24,249 shares of common stock, respectively, to satisfy its employees’ tax obligations of $1.0 million, $156,000, and $222,000, respectively. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

Stock Repurchase Program

On August 5, 2013, the Company’s Board of Directors modified Cutera, Inc.’s Stock Repurchase Program, originally adopted in November 2012, to permit an additional $10 million of its issued and outstanding common shares to be repurchased. As modified, the Stock Repurchase Program permitted the Company to purchase an aggregate of $20 million of its common stock through a 10b5-1 program based on predetermined pricing and volume as well as open-market purchases that are subject to management discretion and regulatory restrictions

In the year ended December 31, 2013, the Company repurchased 1,060,447 shares of its common stock at an average price of $9.43 per share, for approximately $10.0 million. The Company did not repurchase any shares of its common stock in the year ended December 31, 2014. As of December 31, 2014, there remained $10.0 million available under the modified Stock Repurchase Program to repurchase the Company’s common stock.

On February 18, 2015, the Company’s Board of Directors approved the expansion of its stock repurchase program from $10 million to $40 million. In the year ended December 31, 2015, the Company repurchased 2,818,038 shares of its common stock at an average price of $14.19 per share, for approximately $40.0 million.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s loss before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
U.S.	$(4,588)	$(10,592)	$(4,919)
Foreign	360	199	118
Loss before income taxes	$(4,228)	$(10,393)	$(4,801)

 The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$(7)	$(7)	$(329)
State	23	19	7
Foreign	218	110	159
Total Current	234	122	(163)
Deferred:
Federal	33	32	33
State	—	—	—
Foreign	(55)	65	76
Total Deferred	(22)	97	109
Tax provision (benefit)	$212	$219	$(54)

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2015	2014
Net operating loss	$14,231	$12,138
Stock-based compensation	2,462	3,884
Other accruals and reserves	4,679	4,735
Credits	4,477	3,808
Foreign	350	295
Accrued warranty	657	417
Depreciation and amortization	1,105	998
Other	5	66
Deferred tax asset before valuation allowance	27,966	26,341
Valuation allowance	(27,616)	(26,046)
Deferred tax asset after valuation allowance	350	295
Deferred tax liability on goodwill	(103)	(71)
Net deferred tax asset	$247	$224

The Company’s deferred tax asset balance is reported in the following captions in the Consolidated Balance Sheets (in thousands):

	December 31,
	2015	2014
Deferred tax asset (current portion)	$—	$26
Deferred tax asset, net of current portion	350	269
Accrued liabilities (non-current deferred tax liability)	(103)	(71)
Net deferred tax asset after valuation allowance	$247	$224

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2015	2014	2013
U.S. federal statutory income tax rate	34.00%	34.00%	35.00%
State tax rate, net of federal benefit	1.94	1.62	1.57
Benefit for research and development credit	15.92	7.24	19.91
Income tax refund	0.18	0.08	0.19
Foreign rate differential	(1.47)	(1.04)	(4.53)
Changes in unrecognized tax benefits	(1.15)	(0.53)	2.60
Meals and entertainment	(3.23)	(1.11)	(2.10)
Stock-based compensation	(19.19)	(5.56)	(34.33)
Valuation allowance	(31.63)	(36.58)	(17.82)
Other	(0.38)	(0.22)	0.63
Effective tax rate	(5.01)%	(2.10)%	1.12%

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets due to its history of operating losses. In the years ended December 31, 2015, 2014 and 2013, there was a net increase in the valuation allowance of $1.6 million, $3.3 million, and $0.9 million, respectively.

As of December 31, 2015, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $41.8 million and $11.2 million, respectively. The federal net operating loss carry-forwards if not utilized will begin to expire beginning in 2029 through the year 2035 and the state net operating loss carry-forwards if not utilized will expire beginning in 2029 through the year 2035. The Company maintained a valuation allowance against these net operating loss carry-forwards as of December 31, 2015.

As of December 31, 2015, the Company had research and development tax credits for federal and state income tax purposes of approximately $4.7 million and $5.7 million, respectively. The federal research and development tax credits if not utilized will expire beginning in 2024 through the year 2035. The state research and development credits can be carried forward indefinitely, except for $284,000, which will expire at various dates through the year 2020. The Company maintained a valuation allowance against these tax credits as of December 31, 2015.

Included in the net operating loss and research and development tax credit carryforwards are approximately $5.2 million of excess tax benefits from employee stock option exercises, for which the Company has not recorded a deferred tax asset. When such excess tax benefits are ultimately realized, the Company will record the deferred tax asset and the credit to additional paid in capital.

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

Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2015 and 2014 were approximately $2.8 million and $2.6 million, respectively, and are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability would be reduced by any foreign income taxes previously paid on these earnings. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2015 tax years generally remain subject to examination by U.S., federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2010 through 2015 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2013 to December 31, 2015 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at beginning of year	$597	$535	$536
Increases related to prior year tax positions	—	—	36
Increases related to current year tax positions	54	62	116
Decreases related to lapsing of statute of limitations	—	—	(153)
Balance at end of year	$651	$597	$535

The Company’s total unrecognized tax benefits that, if recognized, would affect its effective tax rate at December 31, 2015 and 2014, were approximately $33,000. As of December 31, 2015 and 2014, the Company had accrued approximately $45,000 and $41,000 for payment of interest, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not materially change within the next 12 months.

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

	Year Ended December 31,
	2015	2014	2013
Options to purchase common stock	2,575	3,489	3,830
Restricted stock units	296	213	173
Employee stock purchase plan shares	93	86	72
Performance stock units	24	37	34
Total	2,988	3,825	4,109

NOTE 9—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2015, 2014 and 2013, the Company made discretionary contributions under the 401(k) Plan of $244,000, $211,000 and $184,000, respectively.

For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2015, and the related expense for each of the three years then ended was not significant.

NOTE 10—SEGMENT INFORMATION AND REVENUE BY GEOGRAPY AND PRODUCTS

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision maker, as defined under the FASB’s ASC 280 guidance, is a combination of the Chief Executive Officer and the Executive Vice President and Chief Financial Officer. To date, the Company’s chief decision maker has viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table summarizes revenue by geographic region, based on the location of the customer, and by product category (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenue mix by geography:
United States	$48,916	$35,494	$31,487
Japan	11,504	13,328	14,205
Asia, excluding Japan	15,596	11,023	11,263
Europe	7,728	7,792	7,358
Rest of the world	11,017	10,501	10,281
Consolidated total	$94,761	$78,138	$74,594
Revenue mix by product category:
Products	$71,223	$53,106	$48,374
Hand Piece Refills	2,910	3,714	4,267
Skincare	2,889	3,479	4,264
Total product revenue	77,022	60,299	56,905
Service	17,739	17,839	17,689
Consolidated total	$94,761	$78,138	$74,594

NOTE 11—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2015, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2016	$1,882
2017	1,857
2018	154
2019	16
2020	4
Future minimum rental payments	$3,913

Gross rent expense recognized in the years ended December 31, 2015, 2014 and 2013 was $1.5 million, $1.5 million and $1.6 million, respectively.

Vehicle Leases

As of December 31, 2015, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Year Ending December 31,	Amount
2016	$271
2017	102
2018	113
2019	19
Future minimum lease payments	$505

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2015.

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

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of December 31, 2015 and 2014, the Company had accrued $110,000 and $74,000, respectively, related to pending product liability and contractual lawsuits.

NOTE 12—SUBSEQUENT EVENTS

On February 8, 2016, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock.

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against the Company in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. The claims arise out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of Cutera’s Laser Genesis treatment for her acne. In their complaint, the Plaintiffs state that they are seeking “at least $10 million” in compensatory damages and reasonable costs and attorney’s fees. The Company is presently investigating the matter and intends to defend the matter vigorously. While the Company believes it has meritorious defenses to the matter, the potential outcome of this litigation, or its impact upon the Company, cannot be predicted at this time.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	March 31, 2014
Net revenue	$30,042	$23,085	$22,563	$19,071	$25,499	$18,726	$17,724	$16,189
Cost of revenue	12,145	9,594	9,687	9,052	11,679	7,935	7,848	7,303
Gross profit	17,897	13,491	12,876	10,019	13,820	10,791	9,876	8,886
Operating expenses:
Sales and marketing	9,899	8,790	9,066	8,187	9,356	7,805	7,754	7,331
Research and development	2,812	2,748	2,728	2,445	2,649	2,628	2,622	2,644
General and administrative	3,189	2,937	3,014	2,989	3,407	2,897	2,335	2,564
Total operating expenses	15,900	14,475	14,808	13,621	15,412	13,330	12,711	12,539
Income (loss) from operations	1,997	(984)	(1,932)	(3,602)	(1,592)	(2,539)	(2,835)	(3,653)
Interest and other income, net	105	84	96	8	8	—	138	80
Income (loss) before income taxes	2,102	(900)	(1,836)	(3,594)	(1,584)	(2,539)	(2,697)	(3,573)
Income tax provision	52	57	53	50	41	97	44	37
Net income (loss)	$2,050	$(957)	$(1,889)	$(3,644)	$(1,625)	$(2,636)	$(2,741)	$(3,610)
Net income (loss) per share—basic	$0.16	$(0.07)	$(0.13)	$(0.25)	$(0.11)	$(0.18)	$(0.19)	$(0.26)
Net income (loss) per share—diluted	$0.15	$(0.07)	$(0.13)	$(0.25)	$(0.11)	$(0.18)	$(0.19)	$(0.26)
Weighted average number of shares used in per share calculations:
Basic	12,978	13,827	14,441	14,611	14,425	14,334	14,231	14,021
Diluted	13,591	13,827	14,441	14,611	14,425	14,334	14,231	14,021

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Years Ended December 31, 2015, 2014 and 2013

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2015	$26,046	$3,327	$1,757	$27,616
Year ended December 31, 2014	$22,762	$3,780	$496	$26,046
Year ended December 31, 2013	$21,907	$3,437	$2,582	$22,762

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2015	$—	$4	$—	$4
Year ended December 31, 2014	$19	$4	$23	$—
Year ended December 31, 2013	$—	$19	$—	$19

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Cutera, Inc.

We have audited Cutera, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cutera, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cutera, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cutera, Inc.' as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014 and our report dated March 15, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 15, 2016

ITEM 9B.	OTHER INFORMATION

The Company has established that the 2016 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 15, 2016 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 19, 2016.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2016 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 15th day of March, 2016.

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

Signature	Title	Date

/s/ KEVIN P. CONNORS		March 15, 2016
Kevin P. Connors	President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ RONALD J. SANTILLI
Ronald J. Santilli	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 15, 2016

David B. Apfelberg	Director

/s/ GREGORY A. BARRETT
Gregory A. Barrett	Director	March 15, 2016

/s/ DAVID A. GOLLNICK		March 15, 2016
David A. Gollnick	Director

J. Daniel Plants	Director

/s/ CLINT H. SEVERSON
Clint H. Severson	Director	March 15, 2016

/s/ TIM O’SHEA
Tim O’Shea	Director	March 15, 2016

/s/ JERRY P. WIDMAN
Jerry P. Widman	Director	March 15, 2016