Form 10-Q
period 2016-03-31
CUTERA INC
filed 2016-05-02
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2016 was 13,081,930.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$6,265	$10,868
Marketable investments	38,184	37,539
Accounts receivable, net	11,168	11,669
Inventories	13,475	12,078
Other current assets and prepaid expenses	1,953	1,675
Total current assets	71,045	73,829

Property and equipment, net	1,428	1,473
Deferred tax asset	376	350
Intangibles, net	87	143
Goodwill	1,339	1,339
Other long-term assets	419	384
Total assets	$74,694	$77,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,570	$1,959
Accrued liabilities	11,079	13,834
Deferred revenue	8,836	8,638
Total current liabilities	22,485	24,431

Deferred revenue, net of current portion	1,986	2,287
Income tax liability	127	182
Other long-term liabilities	507	584
Total liabilities	25,105	27,484

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,076,642 and 12,980,807 shares at March 31, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	81,319	79,782
Accumulated deficit	(31,723)	(29,672)
Accumulated other comprehensive loss	(20)	(89)
Total stockholders’ equity	49,589	50,034
Total liabilities and stockholders’ equity	$74,694	$77,518

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net revenue:
Products	$17,956	$14,703
Service	4,467	4,368
Total net revenue	22,423	19,071
Cost of revenue:
Products	7,648	7,309
Service	2,301	1,743
Total cost of revenue	9,949	9,052
Gross profit	12,474	10,019

Operating expenses:
Sales and marketing	8,716	8,187
Research and development	2,709	2,445
General and administrative	3,220	2,989
Total operating expenses	14,645	13,621
Loss from operations	(2,171)	(3,602)
Interest and other income, net	144	8
Loss before income taxes	(2,027)	(3,594)
Provision for income taxes	24	50
Net loss	$(2,051)	$(3,644)

Net loss per share:
Basic and Diluted	$(0.16)	$(0.25)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,010	14,611

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(2,051)	$(3,644)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	69	33
Less: Reclassification adjustment for gains on investments recognized during the period	—	—
Net change in unrealized gain (loss) on available-for-sale investments	69	33
Tax benefit	—	12
Other comprehensive gain, net of tax	69	21
Comprehensive loss	$(1,982)	$(3,623)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,051)	$(3,644)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,332	961
Depreciation and amortization	240	327
Other	12	106
Changes in assets and liabilities:
Accounts receivable	472	737
Inventories	(1,397)	(867)
Other current assets and prepaid expenses	(230)	(15)
Other long-term assets	(35)	(1)
Accounts payable	611	(228)
Accrued liabilities	(2,758)	(2,781)
Other long-term liabilities	(82)	(72)
Deferred revenue	(103)	(559)
Income tax liability	(55)	22
Net cash used in operating activities	(4,044)	(6,014)

Cash flows from investing activities:
Acquisition of property, equipment and software	(97)	(407)
Proceeds from sales of marketable investments	1,800	5,376
Proceeds from maturities of marketable investments	3,975	12,180
Purchase of marketable investments	(6,399)	(8,867)
Net cash provided by (used in) investing activities	(721)	8,282

Cash flows from financing activities:
Repurchase of common stock	(279)	(4,550)
Proceeds from exercise of stock options and employee stock purchase plan	511	6,002
Payments on capital lease obligations	(70)	(61)
Net cash provided by financing activities	162	1,391

Net increase (decrease) in cash and cash equivalents	(4,603)	3,659
Cash and cash equivalents at beginning of period	10,868	9,803
Cash and cash equivalents at end of period	$6,265	$13,462

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$27	$656
Assets acquired under capital lease	$51	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key system platforms: enlightenTM, excel HRTM, truSculptTM , excel VTM, and xeo®. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, system upgrades, hand pieces, hand piece refills (applicable to Titan® and truSculpt) and the distribution of third party manufactured skincare products are classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The interim financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2015 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016.

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

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes required by this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the impact the adoption of this standard will have on its Consolidated Financial Statements.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance requires that lease arrangements longer than twelve months result in a lessee recognizing a lease asset and liability. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. This guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of the updated guidance on its Consolidated Financial Statements.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

March 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$4,734	$—	$—	$4,734
Money market funds	1,531	—	—	1,531
Commercial paper	—	—	—	—
Total cash and cash equivalents	6,265	—	—	6,265

Marketable investments:
U.S. government notes	10,400	18	—	10,418
U.S. government agencies	10,626	3	(5)	10,624
Municipal securities	3,764	6	—	3,770
Commercial paper	2,693	2	—	2,695
Corporate debt securities	10,671	9	(3)	10,677
Total marketable investments	38,154	38	(8)	38,184

Total cash, cash equivalents and marketable investments	$44,419	$38	$(8)	$44,449

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$9,830	$—	$—	$9,830
Money market funds	1,000	—	—	1,000
Commercial paper	38	—	—	38
Total cash and cash equivalents	10,868	—	—	10,868

Marketable investments:
U.S. government notes	7,780	1	(2)	7,779
U.S. government agencies	12,630	3	(25)	12,608
Municipal securities	4,344	2	—	4,346
Commercial paper	4,041	1	(2)	4,040
Corporate debt securities	8,783	—	(17)	8,766
Total marketable investments	37,578	7	(46)	37,539

Total cash, cash equivalents and marketable investments	$48,446	$7	$(46)	$48,407

As of March 31, 2016 and December 31, 2015, total gross unrealized losses were $8,000 and $46,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2016 (in thousands):

Amount
Due in less than one year	$29,795
Due in 1 to 3 years	8,389
Total marketable investments	$38,184

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

As of March 31, 2016, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,531	$—	$—	$1,531
Commercial paper	—	—	—	—
Marketable investments:
Available-for-sale securities	—	38,184	—	38,184
Total assets at fair value	$1,531	$38,184	$—	$39,715

As of December 31, 2015, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,000	$—	$—	$1,000
Commercial paper	—	38	—	38
Marketable investments:
Available-for-sale securities	—	37,539	—	37,539
Total assets at fair value	$1,000	$37,577	$—	$38,577

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2016 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of March 31, 2016 and December 31, 2015, inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$8,635	$7,982
Finished goods	4,840	4,096
Total	$13,475	$12,078

Note 5. Warranty

The Company provides a standard one-year warranty on all systems. For direct sales to end customers, warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we provide a 14-month warranty for parts only. The distributor provides the labor to their end customer.

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France Hong Kong, Spain, Japan, Switzerland and the United Kingdom. In several other countries where it does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning Balance	$1,819	$1,167
Add: Accruals for warranties issued during the period	1,254	816
Less: Settlements made during the period	(1,254)	(780)
Ending Balance	$1,819	$1,203

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

The following table provides changes in the deferred service contract revenue balance for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Beginning Balance	$10,469	$12,949
Add: Payments received	3,263	2,802
Less: Revenue recognized	(3,220)	(3,223)
Ending Balance	$10,512	$12,528

Costs for extended service contracts were $1.6 million and $1.7 million for the three months ended March 31, 2016 and 2015, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program

On February 8, 2016, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock.

In the three months ended March 31, 2016, the Company repurchased 28,013 shares of its common stock for approximately $305,000. As of March 31, 2016, there remained an additional $9.7 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2016 and 2015 were as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$141	$103
Sales and marketing	376	185
Research and development	180	182
General and administrative	635	491
Total stock-based compensation expense	$1,332	$961

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2015	1,263,425	2,148,797	$9.31
Options granted	(28,000)	28,000	11.24
Stock awards granted(1)(2)	(836,128)	—	—
Options exercised	—	(88,170)	8.44
Options canceled	26,213	(26,213)	10.21
Stock awards canceled(1)	70,278	—	—
Balance, March 31, 2016	495,788	2,062,414	$9.36

(1)

The Company has a “fungible share” provision in its 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan, results in a requirement to subtract / add back 2.12 shares from / to the Shares Available for Grant.

(2)

Included in 'Stock awards granted' of 836,128, was 416,474 fungible shares relating to 196,450 of PSUs granted. These PSUs will result in a higher or lower number of shares of common stock that may be paid out on March 15, 2017, based on the achievement of three performance goals at targets that were pre-determined by the Board and disclosed in a Form 8-K on February 8, 2016.

Under the 2004 Equity Incentive Plan, as amended, the Company issued 144,312 shares of common stock during the three months ended March 31, 2016, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of March 31, 2016, there was approximately $6.6 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 2.05 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Options to purchase common stock	3,191	3,164
Restricted stock units	405	318
Performance stock units	158	62
Employee stock purchase plan shares	42	33
Total	3,796	3,577

Note 9. Income Taxes

The Company’s quarterly income taxes reflect an estimate of the corresponding year’s annual effective tax rate and include, when applicable, adjustments from discrete tax items. The Company’s income tax provision for the three months ended March 31, 2016 and 2015 relates primarily to income taxes of the Company’s non-U.S. operations. The Company’s U.S. operation continue to be in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets. For the three months ended March 31, 2016, the Company’s income tax provision declined to $24,000, compared to $50,000 in the same period in 2015, due primarily to certain tax benefits recorded discretely in the quarter.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2016, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against the Company in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. The claims arise out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of Cutera’s Laser Genesis treatment for her acne. In their complaint, the Plaintiffs state that they are seeking “at least $10 million” in compensatory damages and reasonable costs and attorney’s fees. The Company is presently investigating the basis for the claims made, believes it has meritorious defenses to them and intends to defend the matter vigorously. While the Company retains general liability insurance, the insurer is currently denying coverage for this claim. The potential outcome of this litigation cannot be predicted, and the amount of potential damages in the event of an adverse result is not reasonably estimable at this time.

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

As of March 31, 2016 and December 31, 2015, the Company had an immaterial accrual for legal matters and claims and did not expect to incur any material costs beyond the amounts accrued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2015 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2016. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 22 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair-removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. The sales of systems, system upgrades, hand pieces, hand piece refills (applicable to Titan and truSculpt) and the distribution of third party manufactured skincare products are classified as “Products” revenue. In addition to Products revenue, we generate revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We have wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. We market, sell and service our products outside of the United States through our direct employees, third party service providers, as well as a global distributor network in over 40 countries.

Products

Our revenue is derived from the sale of Products and Services. Products revenue is derived from the sale of Systems, Hand piece refills (applicable to Titan and truSculpt) and the distribution of third party manufactured Skincare products. Systems revenue includes the sales of new systems and additional applications that customers purchase as their practice grows. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces. Our primary system platforms include:

●	enlighten
●	excel HR
●	truSculpt
●	excel V
●	xeo

Other than the above mentioned five primary systems, we continue to generate revenue from our legacy products such as GenesisPlusTM, CoolGlide®, solera®, and a third-party sourced system called myQTM for the Japanese market. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) skincare products.

Service revenue relates to prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products.
●	Customer (physicians) demand for our products.
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Marketing to physicians in the core dermatology and plastic surgery specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of systems, system upgrades, hand piece refills, skincare products, and services.

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

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 15, 2016. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2016	2015

Net revenue	100%	100%
Cost of revenue	44%	47%
Gross margin	56%	53%

Operating expenses:
Sales and marketing	39%	43%
Research and development	12%	13%
General and administrative	14%	16%
Total operating expenses	65%	72%

Loss from operations	(9)%	(19)%
Interest and other income, net	—%	—%
Loss before income taxes	(9)%	(19)%
Provision for income taxes	—%	—%
Net loss	(9)%	(19)%

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
Revenue mix by geography:
United States	$11,054	42%	$7,792
International	11,369	1%	11,279
Consolidated total revenue	$22,423	18%	$19,071

United States as a percentage of total revenue	49%		41%
International as a percentage of total revenue	51%		59%
Revenue mix by product category:
Systems – North America	$9,024	59%	$5,677
Systems – Rest of World	7,489	(1)%	7,561
Total Systems	16,513	25%	13,238
Hand Piece Refills	564	(26)%	764
Skincare	879	25%	701
Service	4,467	2%	4,368
Consolidated total revenue	$22,423	18%	$19,071

Discussion of Revenue by Geography:

Our U.S. revenue increased by $3.3 million, or 42%, in the three months ended March 31, 2016, compared to the same period in 2015. This increase was due primarily to the increase in sales of our excel V, excel HR, xeo and truSculpt systems, partially offset by a decline in sales of some of our other legacy systems.

Our international revenue increased by $90,000, or 1%, in the three months ended March 31, 2016, compared to the same period in 2015. This increase was due primarily to increases in systems revenue from our direct business in Japan and from our distributors in Asia, along with growth in our skincare business in Japan, partially offset by reductions in system revenue from our distributor and direct business in Europe.

Discussion of Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $3.3 million, or 59% in the three months ended March 31, 2016, compared to the same period in 2015. This increase was attributable primarily to:

●	Increase in revenue from excel V, excel HR, xeo, truSculpt and enlighten; which was offset partly by
●	Reduction in revenue from some of our legacy products.

Systems revenue outside of North America (“Rest of the World”) decreased by $72,000, or 1%, in the three months ended March 31, 2016, compared to the same period in 2015. This decrease was attributable primarily to:

●	Reduction in revenue from xeo and excel HR; which was offset partly by
●	Increase in revenue from excel V, truSculpt and enlighten.

Hand Piece Refills Revenue

Our hand piece refills revenue decreased by $200,000, or 26%, in the three months ended March 31, 2016, compared to the same period in 2015. This decrease was caused primarily by reduced utilization of the Titan hand pieces.

Skincare Revenue

Our skincare revenue increased by $178,000, or 25%, in the three months ended March 31, 2016, compared to the same period in 2015. This increase was due primarily to expanded product offerings of this distributed product.

Service Revenue

Our worldwide Service revenue increased by $99,000, or 2%, in the three months ended March 31, 2016, compared to the same period in 2015.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
Gross profit	$12,474	25%	$10,019
As a percentage of total net revenue	56%		53%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses. The patents that we licensed for applicable hair-removal products, expired in February 2016. As a result, all our revenue from February 2016 onwards will not be subject to royalties.

Gross margin increased to 56% in the three months ended March 31, 2016, compared to 53% in the same period in 2015. Gross margin increased due primarily to:

●	Increased leverage resulting from higher revenue;
●	Higher volume of direct sales, which have a higher margin than our distributor sales; and
●	A shift in product mix towards higher margin systems.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
Sales and marketing	$8,716	6%	$8,187
As a percentage of total net revenue	39%		43%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $529,000, and represented 39% of total net revenue in the three months ended March 31, 2016, compared to 43% in the same period in 2015. The $529,000 increase was due primarily to:

●	$488,000 net increase in North American personnel related expenses, which were driven primarily by higher headcount and commissions due to higher revenue;
●	$251,000 of higher travel related expenses in North America, resulting from higher activity; partially offset by
●	$259,000 of decreased international expenses, due primarily to decreased personnel and travel related expenses.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
Research and development	$2,709	11%	$2,445
As a percentage of total net revenue	12%		13%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $264,000, and represented 12% of total net revenue in the three months ended March 31, 2016, compared to 13% for the same period in 2015. This increase in expense was due primarily to:

●	$103,000 of increased personnel, travel and consulting related expenses;
●	$89,000 of increased material spending, related to project timing; and
●	$67,000 of increased equipment related expense.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
General and administrative	$3,220	8%	$2,989
As a percentage of total net revenue	14%		16%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $231,000 and represented 14% of total net revenue in the three months ended March 31, 2016, compared to 16% in the same period in 2015. This increase in expense was due primarily to:

●	$306,000 of increased personnel related expenses; partially offset by
●	$86,000 of decreased excise tax, due to the two-year moratorium on U.S. medical excise tax effective January 1, 2016.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
Interest income	$77	(25)%	$102
Other income (expense), net	67	171%	(94)
Total interest and other income, net	$144	1,700%	$8

Interest and other income, net, increased $136,000 for the three months ended March 31, 2016, compared to the same period in 2015. This increase was due primarily to a reduction in net foreign exchange losses, partially offset by lower interest income as a result of a decrease in our marketable investments balance.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2016	% Change	2015
Loss before income taxes	$(2,027)	(44)%	$(3,594)
Provision for income taxes	24	(52)%	50

Our income tax provision for the three months ended March 31, 2016 and 2015 relates primarily to income taxes of our non-U.S. operations. Our U.S. operation continues to be in a loss position and we maintain a 100% valuation allowance against our U.S. deferred tax assets. For the three months ended March 31, 2016, our income tax provision declined to $24,000, compared to $50,000 in the same period in 2015, due primarily to certain tax benefits recorded discretely in the quarter.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2016	December 31, 2015	Change
Cash and cash equivalents	$6,265	$10,868	$(4,603)
Marketable investments	38,184	37,539	645
Total	$44,449	$48,407	$(3,958)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Net cash flow provided by (used in):
Operating activities	$(4,044)	$(6,014)
Investing activities	(721)	8,282
Financing activities	162	1,391
Net increase (decrease) in cash and cash equivalents	$(4,603)	$3,659

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2016 was $4.0 million, which was due primarily to:

●

$467,000 used due to the net loss of $2.1 million reduced by non-cash related items of $1.6 million consisting primarily of stock-based compensation expense of $1.3 million and depreciation and amortization expenses of $240,000;

●	$2.8 million used to pay down the high year-end accrued liabilities balance;
●	$1.4 million used to increase inventories; partially offset by
●	$578,000 generated from a decrease in other working capital changes.

Net cash used in operating activities in the three months ended March 31, 2015 was $6.0 million, which was due primarily to:

●

$2.3 million used due to the net loss of $3.6 million reduced by non-cash related items of $1.4 million consisting primarily of stock-based compensation expense of $1.0 million and depreciation and amortization expenses of $327,000;

●	$2.8 million used to pay down the high year-end accrued liabilities balance;
●	$867,000 used to increase inventory as a result of our expanded product line;
●	$559,000 used by a decrease in deferred revenue; partially offset by
●	$737,000 generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2014.

Cash Flows from Investing Activities

We used net cash of $721,000 in our investing activities in the three months ended March 31, 2016, which was attributable primarily to:

●     $624,000, used to purchase, net of proceeds from sales and maturities, marketable investments; and

●     $97,000 used in the acquisition of furniture and equipment.

We generated net cash of $8.3 million in our investing activities in the three months ended March 31, 2015, which was attributable primarily to:

●     $8.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●     $407,000 of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $162,000 in the three months ended March 31, 2016, which was primarily due to:

●	$511,000 of proceeds from the issuance of common stock due to employees exercising their stock options; partially offset by
●	the repurchase of common stock for $279,000.

Net cash provided by financing activities was $1.4 million in the three months ended March 31, 2015, which was primarily due to:

●	$6.0 million of proceeds from the issuance of common stock due to employees exercising their stock options; partially offset by
●	the repurchase of common stock for $4.6 million.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $44.4 million as of March 31, 2016. For the first three months of 2016, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe the existing capital resources, including cash, cash equivalents and marketable investments of $44.4 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase stock pursuant to our $10 million Share Repurchase Program.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016, except for the lawsuit filed against us in February 2016 — see the Legal Proceedings section below.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 15, 2016.

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of March 31, 2016, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $215,000.

Foreign Exchange Fluctuations:

While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue and costs are denominated in U.S. Dollars, we are exposed to foreign currency fluctuations in countries where we have a direct operation. We do not actively hedge our exposure to currency rate fluctuations. The three major currencies that we have exposure to and have assets and liabilities denominated in local currencies in, are Japanese Yen, Euro and Australian Dollar. In the three months ended March 31, 2016, versus the same period in 2015, the changes in the exchange rate did not have a material impact to our financial statements.

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

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against us in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. The claims arise out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of our Laser Genesis treatment for her acne. In their complaint, the Plaintiffs state that they are seeking “at least $10 million” in compensatory damages and reasonable costs and attorney’s fees. We are presently investigating the basis for the claims made, believe we have meritorious defenses to them and intend to defend the matter vigorously. While we retain general liability insurance, the insurer is currently denying coverage for this claim. The potential outcome of this litigation cannot be predicted, and the amount of potential damages in the event of an adverse result is not reasonably estimable at this time.

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of March 31, 2016, we had an immaterial accrual for legal matters and claims and do not expect to incur any material costs beyond the amounts accrued.

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

Revenue from the U.S. represents a significant part of our total revenue. In the three months ended March 31, 2016, our U.S. revenue increased by 42% compared to the same period in 2015. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 49% of our total revenue in the three months ended March 31, 2016, compared to 41% in the same period of 2015. U.S. revenue increased by 42% in the three months ended March 31, 2016, compared to the same period in 2015, due to several factors, including:

●

In the last two years, we continued to expand our North American direct sales force, restructured their compensation arrangements, and hired new sales management experienced in the medical equipment industry.

●	Demand for our portfolio of products in the U.S. remains strong, due in part to the continued strength of the U.S. economy.

There can be no assurance that we will introduce new products each year, or that the new product introductions will translate into increased revenue in the long term in the U.S., or that the new direct sales employees and management hired to replace the departed sales employees will continue to be effective and result in improved sales productivity. Further, if the current economic recovery does not continue, or there is another recession in the U.S., our future revenue would be adversely impacted and we could experience a material adverse effect on total revenue, profitability, employee retention and stock price.

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

If our revenue does not continue to improve, or we do not achieve adequate growth in the future, or if we are not able to control our costs to leverage our expenses, like we had in 2015, then we may not be able to sustain quarterly profitability or be able to generate cash in our operations in the future.

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

We have experienced direct sales employee and sales management turnover in North America. Competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. In addition, due to the competition for sales professionals in our industry, we have recruited sales professionals from outside the industry. Sales professionals from outside the industry take longer to train and to become familiar with our products and the procedures in which they are used. As a result of a lack of industry knowledge, these sales professionals may take longer to become productive members of our sales force.

Over the past approximately eighteen months, we restructured and have been expanding our North American direct sales force and sales management. We have increased our efforts to hire industry experienced sales professionals but there can be no guarantee that we will be able to retain all of the hired sales professionals or that they will all become productive in a short period of time. Our industry is characterized by a few established companies that compete vigorously for talented sales professionals. Further, as the economy in North America has rebounded from the recent recession, some of those sales professionals have left our company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry.

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

Our gross margin (revenue less cost of revenue) improved to 56% in the three months ended March 31, 2016, compared to 53% in the same period in 2015. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

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

International revenue is a material component of our business strategy, and represented 51% of our total revenue in the three months ended March 31, 2016 and 48% of our total revenue in 2015. While our international revenue in 2015 increased by 8%, compared to 2014, it was negatively impacted by the appreciation of the U.S. Dollar versus the major currencies in which we transact. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in 2015, negatively impacting our revenue from international operations.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of March 31, 2016, our balance in marketable investments was $38 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2016 would have potentially decreased by approximately $215,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At March 31, 2016, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 31, 2016 (in thousands except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
March 1-31, 2016	28,013	$10.89	28,013	$9,695
As of March 31, 2016	28,013	10.89	28,013	9,695

On February 8, 2016, our Board of Directors approved the expansion of the Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. In the three months ended March 31, 2016, we repurchased 28,013 shares of our common stock for approximately $305,000. As of March 31, 2016, their remained an additional $9.7 million to be purchased. All shares repurchased were retired and returned to authorized but unissued status.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 2nd day of May, 2016.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)