Form 10-Q
period 2016-06-30
CUTERA INC
filed 2016-08-01
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to_____.

Commission file number: 000-50644

Cutera, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0492262
(State or other jurisdiction of incorporation or	(I.R.S. employer identification no.)
organization)

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2016 was 13,089,239.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$7,420	$10,868
Marketable investments	35,902	37,539
Accounts receivable, net	11,181	11,669
Inventories	14,702	12,078
Other current assets and prepaid expenses	2,619	1,675
Total current assets	71,824	73,829

Property and equipment, net	1,577	1,473
Deferred tax asset	401	350
Intangibles, net	44	143
Goodwill	1,339	1,339
Other long-term assets	448	384
Total assets	$75,633	$77,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,752	$1,959
Accrued liabilities	13,201	13,834
Deferred revenue	8,919	8,638
Total current liabilities	24,872	24,431

Deferred revenue, net of current portion	1,685	2,287
Income tax liability	157	182
Other long-term liabilities	587	584
Total liabilities	27,301	27,484

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,143,628 and 12,980,807 shares at June 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	81,309	79,782
Accumulated deficit	(32,952)	(29,672)
Accumulated other comprehensive loss	(38)	(89)
Total stockholders’ equity	48,332	50,034

Total liabilities and stockholders’ equity	$75,633	$77,518

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net revenue:
Products	$22,454	$18,042	$40,410	$32,745
Service	5,023	4,521	9,490	8,889
Total net revenue	27,477	22,563	49,900	41,634
Cost of revenue:
Products	8,996	7,621	16,644	14,930
Service	2,476	2,066	4,777	3,809
Total cost of revenue	11,472	9,687	21,421	18,739
Gross profit	16,005	12,876	28,479	22,895

Operating expenses:
Sales and marketing	10,712	9,066	19,428	17,253
Research and development	2,712	2,728	5,421	5,173
General and administrative	3,997	3,014	7,217	6,003
Total operating expenses	17,421	14,808	32,066	28,429
Loss from operations	(1,416)	(1,932)	(3,587)	(5,534)
Interest and other income, net	217	96	361	104
Loss before income taxes	(1,199)	(1,836)	(3,226)	(5,430)
Provision for income taxes	30	53	54	103
Net loss	$(1,229)	$(1,889)	$(3,280)	$(5,533)

Net loss per share:
Basic and Diluted	$(0.09)	$(0.13)	$(0.25)	$(0.37)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,131	14,441	13,071	14,758

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(1,229)	$(1,889)	$(3,280)	$(5,533)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	11	(13)	80	20
Less: Reclassification adjustment for gains on investments recognized during the year	—	(1)	—	(2)
Net change in unrealized gain (loss) on available-for-sale investments	11	(14)	80	18
Tax provision (benefit)	29	(5)	29	6
Other comprehensive income (loss), net of tax	(18)	(9)	51	12
Comprehensive loss	$(1,247)	$(1,898)	$(3,229)	$(5,521)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,280)	$(5,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,082	1,943
Depreciation and amortization	484	622
Other	(63)	245
Changes in assets and liabilities:
Accounts receivable	464	2,218
Inventories	(2,624)	(2,533)
Other current assets and prepaid expenses	(861)	154
Other long-term assets	(64)	10
Accounts payable	793	514
Accrued liabilities	(773)	(686)
Other long-term liabilities	(164)	(145)
Deferred revenue	(321)	(1,478)
Income tax liability	(25)	35
Net cash used in operating activities	(4,352)	(4,634)

Cash flows from investing activities:
Acquisition of property, equipment and software	(137)	(678)
Disposal of property and equipment	6	—
Proceeds from sales of marketable investments	5,051	7,379
Proceeds from maturities of marketable investments	10,585	21,350
Purchase of marketable investments	(14,003)	(12,262)
Net cash provided by investing activities	1,502	15,789

Cash flows from financing activities:
Repurchase of common stock	(2,865)	(17,744)
Proceeds from exercise of stock options and employee stock purchase plan	2,394	8,508
Payments on capital lease obligations	(127)	(95)
Net cash used in financing activities	(598)	(9,331)

Net increase (decrease) in cash and cash equivalents	(3,448)	1,824
Cash and cash equivalents at beginning of period	10,868	9,803
Cash and cash equivalents at end of period	$7,420	$11,627

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$84	$—
Assets acquired under capital lease	$365	$—

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

June 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$5,528	$—	$—	$5,528
Money market funds	1,343	—	—	1,343
Commercial paper	549	—	—	549
Total cash and cash equivalents	7,420	—	—	7,420

Marketable investments:
U.S. government notes	12,218	22	—	12,240
U.S. government agencies	4,027	1	—	4,028
Municipal securities	2,752	6	—	2,758
Commercial paper	5,585	2	—	5,587
Corporate debt securities	11,279	12	(2)	11,289
Total marketable investments	35,861	43	(2)	35,902

Total cash, cash equivalents and marketable investments	$43,281	$43	$(2)	$43,322

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$9,830	$—	$—	$9,830
Money market funds	1,000	—	—	1,000
Commercial paper	38	—	—	38
Total cash and cash equivalents	10,868	—	—	10,868

Marketable investments:
U.S. government notes	7,780	1	(2)	7,779
U.S. government agencies	12,630	3	(25)	12,608
Municipal securities	4,344	2	—	4,346
Commercial paper	4,041	1	(2)	4,040
Corporate debt securities	8,783	—	(17)	8,766
Total marketable investments	37,578	7	(46)	37,539

Total cash, cash equivalents and marketable investments	$48,446	$7	$(46)	$48,407

As of June 30, 2016 and December 31, 2015, total gross unrealized losses were $2,000 and $46,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of June 30, 2016 (in thousands):

Amount
Due in less than one year	$28,623
Due in 1 to 3 years	7,279
Total marketable investments	$35,902

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

As of June 30, 2016, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,343	$—	$—	$1,343
Commercial paper	—	549	—	549
Marketable investments:
Available-for-sale securities	—	35,902	—	35,902
Total assets at fair value	$1,343	$36,451	$—	$37,794

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2016 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Inventories

As of June 30, 2016 and December 31, 2015, inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$9,334	$7,982
Finished goods	5,368	4,096
Total	$14,702	$12,078

Note 5. Warranty

The Company provides a standard one-year warranty on all systems. For direct sales to end customers, warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we provide a 14-month warranty for parts only. The distributor provides the labor to their end customer.

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Spain, Japan, Switzerland and the United Kingdom. In several other countries where it does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company currently provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning Balance	$1,819	$1,203	$1,819	$1,167
Add: Accruals for warranties issued during the period	1,178	736	2,432	1,552
Less: Settlements made during the period	(997)	(685)	(2,251)	(1,465)
Ending Balance	$2,000	$1,254	$2,000	$1,254

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

The following table provides changes in the deferred service contract revenue balance for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Beginning Balance	$10,512	$12,528	$10,469	$12,949
Add: Payments received	3,045	2,250	6,308	5,052
Less: Revenue recognized	(3,334)	(3,232)	(6,554)	(6,455)
Ending Balance	$10,223	$11,546	$10,223	$11,546

Costs for extended service contracts were $1.6 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $3.2 million and $3.1 million for the six months ended June 30, 2016 and 2015, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program

On February 8, 2016, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock.

In the three months ended June 30, 2016, the Company repurchased 250,805 shares of its common stock for approximately $2.6 million. In the six months ended June 30, 2016, the Company repurchased 278,818 shares of its common stock for approximately $2.9 million. As of June 30, 2016, there remained an additional $7.1 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six months ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$40	$114	$181	$217
Sales and marketing	229	231	605	416
Research and development	105	180	285	362
General and administrative	376	457	1,011	948
Total stock-based compensation expense	$750	$982	$2,082	$1,943

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2015	1,263,425	2,148,797	$9.31
Options granted	(93,000)	93,000	11.54
Stock awards granted(1) (2)	(925,675)	—	—
Options exercised	—	(292,934)	8.70
Options canceled	107,620	(107,620)	13.37
Stock awards canceled(1)	206,541	—	—
Balance, June 30, 2016	558,911	1,841,243	$9.28

(1)

The Company has a “fungible share” provision in its 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan, results in a requirement to subtract / add back 2.12 shares from / to the Shares Available for Grant.

(2)

Included in 'Stock awards granted' of 925,675, was 416,474 fungible shares relating to 196,450 of PSUs granted. These PSUs will result in a higher or lower number of shares of common stock that may be released on March 15, 2017, based on the achievement of three performance goals at targets that were pre-determined by the Board and disclosed in a Form 8-K on February 8, 2016.

Under the 2004 Equity Incentive Plan, as amended, the Company issued 306,237 shares and 450,549 shares of common stock during the three and six months ended June 30, 2016, respectively, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of June 30, 2016, there was approximately $4.8 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 1.94 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Options to purchase common stock	1,993	2,618	2,059	2,903
Restricted stock units	448	295	426	305
Performance stock units	151	96	144	96
Employee stock purchase plan shares	83	58	83	58
Total	2,675	3,067	2,712	3,362

Note 9. Income Taxes

The Company historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. However, for the fiscal three- and six-month periods ended June 30, 2016, the Company used a discrete effective tax rate method to calculate the provision for income taxes. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three- and six-month periods ended June 30, 2016. The Company’s income tax provision for the three and six months ended June 30, 2016 and 2015 relates primarily to income taxes of the Company’s non-U.S. operations. The Company’s U.S. operation continue to be in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets. For the three and six months ended June 30, 2016, the Company’s income tax provision was $30,000 and $54,000, compared to $53,000 and $103,000 for the same periods in 2015. These decreases in the income tax provision were due primarily to certain tax benefits recorded discretely for the three and six months ended June 30, 2016.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2016, and December 31, 2015, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 10. Commitments and Contingencies

Litigation and Litigation Settlements

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against the Company in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. The claims arose out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of Cutera’s Laser Genesis treatment for her acne. In the quarter ended June 30, 2016, the Company settled this litigation for an amount that, pursuant to the terms of the settlement, is confidential. There are no ongoing costs or expenses associated with the litigation or the settlement.

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

As of June 30, 2016 and December 31, 2015, the Company had an immaterial accrual for legal matters and claims and did not expect to incur any material costs beyond the amounts accrued.

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

Products

Our revenue is derived from the sale of Products and Services. Our Products revenue is derived from the sale of Systems, Hand piece refills (applicable to Titan® and truSculpt) and the distribution of third party manufactured Skincare products. Systems revenue includes the sales of new systems and additional applications that customers purchase as their practice grows. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy-based module, control system software, high voltage electronics and one or more hand pieces. Our primary system platforms include:

●	enlighten
●	excel HR
●	truSculpt
●	excel V
●	xeo

Other than the above mentioned five primary systems, we continue to generate revenue from our legacy products such as GenesisPlusTM, CoolGlide®, solera®, and a third-party sourced system called myQTM for the Japanese market. During the quarter ended June 30, 2016, we discontinued the distribution of myQ. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) skincare products.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net revenue	100%	100%	100%	100%
Cost of revenue	42%	43%	43%	45%
Gross margin	58%	57%	57%	55%

Operating expenses:
Sales and marketing	39%	40%	39%	42%
Research and development	10%	12%	11%	12%
General and administrative	14%	14%	14%	14%
Total operating expenses	63%	66%	64%	68%

Loss from operations	(5)%	(9)%	(7)%	(13)%
Interest and other income, net	1%	1%	1%	—%
Loss before income taxes	(4)%	(8)%	(6)%	(13)%

Provision for income taxes	—%	—%	—%	—%
Net loss	(4)%	(8)%	(6)%	(13)%

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Revenue mix by geography:
United States	$15,806	43%	$11,036	$26,860	43%	$18,828
International	11,671	1%	11,527	23,040	1%	22,806
Consolidated total revenue	$27,477	22%	$22,563	$49,900	20%	$41,634

United States as a percentage of total revenue	58%		49%	54%		45%
International as a percentage of total revenue	42%		51%	46%		55%

Revenue mix by product category:
Systems – North America	$13,888	55%	$8,973	$22,912	56%	$14,650
Systems – Rest of World	6,976	(9%)	7,646	14,465	(5%)	15,207
Total Systems	20,864	26%	16,619	37,377	25%	29,857
Hand Piece Refills	720	(6%)	769	1,284	(16%)	1,533
Skincare	870	33%	654	1,749	29%	1,355
Service	5,023	11%	4,521	9,490	7%	8,889
Consolidated total revenue	$27,477	22%	$22,563	$49,900	20%	$41,634

Discussion of Revenue by Geography:

Our U.S. revenue increased by $4.8 million, or 43%, and by $8.0 million, or 43%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to the increase in sales of all of our primary system platforms.

Our international revenue increased by $144,000, or 1%, and by $234,000, or 1% in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. This increase was due primarily to growth in our revenue from our direct business in Canada, Europe, and Japan, partially offset by decreases in revenue from our distributors in Europe and Asia.

Discussion of Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $4.9 million, or 55%, and by $8.3 million, or 46%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were attributable primarily to increases in sales of all of our primary system platforms.

Systems revenue outside of North America (“Rest of the World”) decreased by $670,000, or 9%, and by $742,000, or 5%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These decreases were attributable primarily to:

●	Reduction in revenue from excel V, xeo, excel HR and some of our legacy products; which was offset partly by
●	Increase in revenue from enlighten and truSculpt.

Hand Piece Refills Revenue

Our Hand Piece Refills revenue decreased by $49,000, or 6%, and by $249,000, or 16%, in the three and six months ended June 30, 2016, compared to the same period in 2015. This decrease was caused primarily by reduced utilization of the Titan hand pieces.

Skincare Revenue

Our revenue from Skincare products in Japan increased by $216,000, or 33%, and by $394,000, or 29%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to expanded product offerings of this distributed product.

Service Revenue

Our worldwide Service revenue increased by $502,000, or 11%, and by $601,000, or 7%, in the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to increased sales of system parts to our network of international distributors.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Gross profit	$16,005	24%	$12,876	$28,479	24%	$22,895
As a percentage of total net revenue	58%		57%	57%		55%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense (only up to the first quarter of 2016), product warranty costs, amortization of intangibles and manufacturing overhead expenses. The patents that we licensed for applicable hair-removal products, expired in February 2016. As a result, all our revenue from February 2016 onwards is not subject to royalties.

Gross margin increased to 58% and to 57% in the three and six months ended June 30, 2016, respectively, compared to 57% and 55% in the same periods in 2015, due primarily to:

●	Increased leverage resulting from higher revenue;
●	Higher volume of direct sales, which have a higher margin than our distributor sales; and
●	A shift in product mix towards higher margin systems.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Sales and marketing	$10,712	18%	$9,066	$19,428	13%	$17,253
As a percentage of total net revenue	39%		40%	39%		42%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $1.6 million, and represented 39% of total net revenue in the three months ended June 30, 2016, compared to 40% in the same period in 2015. The $1.6 million increase was due primarily to:

●	$708,000 net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;

●	$518,000 of higher promotional and product demonstration expenses, primarily in North America, Japan and Australia; and

●	$316,000 of higher travel related expenses in North America, resulting from higher activity.

Sales and marketing expenses increased by $2.2 million, and represented 39% of total net revenue, in the six months ended June 30, 2016, compared to 42% in the same period in 2015. The $2.2 million increase was due primarily to:

●	$775,000 net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;

●	$567,000 of higher travel related expenses in North America, resulting from higher activity; and

●	$564,000 of higher promotional and product demonstration expenses, primarily in North America, Japan and Australia.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Research and development	$2,712	(1%)	$2,728	$5,421	5%	$5,173
As a percentage of total net revenue	10%		12%	11%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $16,000, and represented 10% of total net revenue in the three months ended June 30, 2016, compared to 12% for the same period in 2015.

R&D expenses increased by $248,000, and represented 11% of total net revenue in the six months ended June 30, 2016, compared to 12% for the same period in 2015. This increase in expense was due primarily to:

●	$111,000 of increased personnel, travel and consulting related expenses;

●	$81,000 of increased equipment related expense; and

●	$77,000 of increased material spending, related to project timing.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
General and administrative	$3,997	33%	$3,014	$7,217	20%	$6,003
As a percentage of total net revenue	14%		14%	14%		14%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $983,000 and represented 14% of total net revenue in the three months ended June 30, 2016, compared to 14% in the same period in 2015. This increase in expense was due primarily to:

●	Litigation settlement expenses and legal fees associated with a litigation matter settled in the second quarter of 2016; partially offset by

●	$142,000 of decreased personnel related expenses; and

●	$127,000 of decreased excise tax, due to the two-year moratorium on U.S. medical excise tax effective January 1, 2016.

G&A expenses increased by $1.2 million and represented 14% of total net revenue in the six months ended June 30, 2016, compared to 14% in the same period in 2015. This increase in expense was due primarily to:

●	Litigation settlement expenses and legal fees associated with a litigation matter settled in the second quarter of 2016; and

●	$164,000 of increased personnel related expenses; partially offset by

●	$213,000 of decreased excise tax, due to the two-year moratorium on U.S. medical excise tax effective January 1, 2016.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Interest income	$78	(11)%	$88	$155	(18)%	$190
Other income (expense), net	139	1,638%	8	206	340%	(86)
Total interest and other income, net	$217	126%	$96	$361	247%	$104

Interest and other income, net, increased $121,000 and $257,000 for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to a reduction in net foreign exchange losses, partially offset by lower interest income as a result of a decrease in our marketable investments balance.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2014
Loss before income taxes	$(1,199)	(35)%	$(1,836)	$(3,226)	(41)%	$(5,430)
Provision for income taxes	30	(43)%	53	54	(48)%	103

We have historically calculated the provision for income taxes for interim reporting periods by applying an estimate of the ‘annual effective tax rate’ for the full fiscal year to ordinary income or loss. However, for the three- and six-month periods ended June 30, 2016, we used the allowable ‘discrete effective tax rate’ method as we believe it provides us a more reliable estimate for the provision for income taxes. Our income tax provision for the three and six months ended June 30, 2016 and 2015 relates primarily to income taxes of our non-U.S. operations. Our U.S. operation continues to be in a loss position and we maintain a 100% valuation allowance against our U.S. deferred tax assets.

For the three and six months ended June 30, 2016, our income tax provision declined to $30,000 and $54,000, compared to $53,000 and $103,000, in the same periods in 2015. These decreases in the income tax provision were due primarily to certain tax benefits recorded discretely for the three and six months ended June 30, 2016.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operations, stock option exercises, Employee Stock Purchase Plan (or “ESPP”) contributions, and the liquidation of marketable investments. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	June 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$7,420	$10,868	$(3,448)
Marketable investments	35,902	37,539	(1,637)
Total	$43,322	$48,407	$(5,085)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Net cash flow provided by (used in):
Operating activities	$(4,352)	$(4,634)
Investing activities	1,502	15,789
Financing activities	(598)	(9,331)
Net increase (decrease) in cash and cash equivalents	$(3,448)	$1,824

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2016 was $4.4 million, which was due primarily to:

●

$777,000 used due to the net loss of $3.3 million reduced by non-cash related items of $2.5 million consisting primarily of stock-based compensation expense of $2.1 million and depreciation and amortization expenses of $484,000;

●	$2.6 million used to increase inventories;

●	$861,000 used to increase pre-paid expenses;

●	$773,000 used to pay down the high year-end accrued liabilities balance;

●	$321,000 used by a decrease in deferred revenue; partially offset by

●	$793,000 generated from an increase in accounts payable; and

●	$464,000 generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2015.

Net cash used in operating activities in the six months ended June 30, 2015 was $4.6 million, which was due primarily to:

●

$2.7 million used due to the net loss of $5.5 million reduced by non-cash related items of $2.8 million consisting primarily of stock-based compensation expense of $1.9 million and depreciation and amortization expenses of $622,000;

●	$2.5 million used to increase inventory as a result of our expanded product line;

●	$1.5 million used by a decrease in deferred revenue;

●	$686,000 used to pay down the high year-end accrued liabilities balance; partially offset by

●	$2.2 million generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2014; and

●	$514,000 generated from an increase in accounts payable.

Cash Flows from Investing Activities

We generated net cash of $1.5 million in our investing activities in the six months ended June 30, 2016, which was attributable primarily to:

●	$15.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●	$14.0 million of cash used to purchase marketable investments; and

●	$137,000 of cash used to purchase property, equipment and software.

We generated net cash of $15.8 million in our investing activities in the six months ended June 30, 2015, which was attributable primarily to:

●	$28.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●	$12.3 million of cash used to purchase marketable investments; and

●	$678,000 of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $598,000 in the six months ended June 30, 2016, which was primarily due to:

●	repurchase of common stock for $2.9 million; partially offset by
●	proceeds of $2.4 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Net cash used in financing activities was $9.3 million in the six months ended June 30, 2015, which was primarily due to:

●	repurchase of common stock for $17.7 million; partially offset by
●	proceeds of $8.5 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $43.3 million as of June 30, 2016. For the first six months of 2016, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe the existing capital resources, including cash, cash equivalents and marketable investments of $43.3 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase the remaining $7.1 million of stock pursuant to our $10 million Share Repurchase Program.

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

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of June 30, 2016, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $195,000.

Foreign Exchange Fluctuations:

While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue and costs are denominated in U.S. Dollars, we are exposed to foreign currency fluctuations in countries where we have a direct operation. We do not actively hedge our exposure to currency rate fluctuations. The three major currencies that we have exposure to and have assets and liabilities denominated in local currencies in, are Japanese Yen, Euro and Australian Dollar. In the three months ended June 30, 2016, versus the same period in 2015, the changes in the exchange rate did not have a material impact to our financial statements.

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

On February 11, 2016, Kendall Jenner and Kendall Jenner Inc. (“Plaintiffs”), filed a lawsuit against us in the U.S. District Court, Central District of California, alleging trademark infringement, false endorsement and violation of Jenner’s right of publicity. The claims arise out of alleged advertising referring to news articles describing Jenner’s blog posting regarding her use of our Laser Genesis treatment for her acne. In the quarter ended June 30, 2016, we settled this litigation with the Plaintiffs for an amount that, pursuant to the terms of the settlement, is confidential.  There are no ongoing costs or expenses associated with the litigation or the settlement.

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. As of June 30, 2016, we had an immaterial accrual for legal matters and claims and do not expect to incur any material costs beyond the amounts accrued.

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

Revenue from the U.S. represents a significant part of our total revenue. In both the three and six months ended June 30, 2016, our U.S. revenue increased by 43%, compared to the same periods in 2015. Unless our U.S. revenue continues to improve, we could experience a material adverse effect on our total revenue, profitability, employee retention and stock price.

Revenue from the U.S. represented 58% and 54% of our total revenue in the three and six months ended June 30, 2016, respectively, compared to 49% and 45% in the same periods of 2015. U.S. revenue increased by 43% in both the three months and six months ended June 30, 2016, compared to the same periods in 2015, due to several factors, including:

●

In the last two years, we continued to expand our North American direct sales force, restructured their compensation arrangements, and hired new sales management experienced in the medical equipment industry.

●	Demand for our portfolio of products in the U.S. remains strong, due in part to the continued strength of the U.S. economy.
●	We released new products in 2014 — enlighten- Q4’14 and excel HR- Q2’14 — that contributed to revenue growth.

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

Revenue growth in our business is driven by several factors and one such factor is new product introductions. While our recently released products in 2014 — enlighten- Q4’14 and excel HR- Q2’14 — have resulted in growth of our revenue since their introduction, there can be no assurance that we will continue to experience growth in our revenue.

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

For the six months ended June 30, 2016, our revenue increased by $8.3 million, but our combined cost of revenue and operating expenses increased by $6.3 million. Our ability to return to sustained profitability depends on the extent to which we can increase revenue and control our costs to be able to leverage our expenses. In addition, we need to be able to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, unforeseen litigation expenses, etc., we are unable to predict the extent of our future profitability or losses.

If our revenue does not continue to improve, or we do not achieve adequate growth in the future, or if we are not able to control our costs to leverage our expenses, like we did in the six months ended June 30, 2016, then we may not be able to sustain quarterly profitability or be able to generate cash in our operations in the future.

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

We have experienced direct sales employee and sales management turnover in North America, Japan, and Europe. Competition for sales professionals who are familiar and trained to sell in the aesthetic equipment market continues to be strong. As a result, we have lost some of our sales people to our competitors. However, we have also hired a record number of new sales people, including several from our competitors. Several of our sales employees and sales management have been recently hired or recently transferred into different roles, and it will take time for them to be fully trained to improve their productivity. In addition, due to the competition for sales professionals in our industry, we have recruited sales professionals from outside the industry. Sales professionals from outside the industry take longer to train and to become familiar with our products and the procedures in which they are used. As a result of a lack of industry knowledge, these sales professionals may take longer to become productive members of our sales force.

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

Our gross margin (revenue less cost of revenue) improved to 58% and 57% in the three and six months ended June 30, 2016, respectively, compared to 57% and 55% in the same periods in 2015. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. To the extent that our revenue declines, it is difficult to improve our gross margins as our fixed costs must be spread over a lower revenue base. Our future revenue may be adversely affected by a number of factors including the competitive market environment in which we operate, which may result in a decrease in the number of units sold, a decrease in the number of applications per system purchased by customers, a decrease in the average selling prices achieved for our product sales, a shift in our product mix towards products with lower average selling prices, or a shift in our product mix towards products with lower margins.

Our cost of revenue may also be adversely impacted by various factors such as obsolescence of our inventory, increased expenses associated with the repair of defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, and a shift in our product mix towards products that have a higher cost of manufacturing.

We have also been investing significant resources in our research and development and sales and marketing activities. We have expanded our global direct sales force, and while the increase in revenue exceeded the increase in sales and marketing expenses in 2015 and during the six months ended June 30, 2016, the productivity of our new sales professionals may not continue to improve and be accretive to our operating income. We plan to continue making such investments in order to bring new products to market and to distribute them effectively. If these investments do not yield increased revenue, our profitability may not improve in the future.

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

International revenue is a material component of our business strategy, and represented 46% of our total revenue in the six months ended June 30, 2016 and 48% of our total revenue in 2015. While our international revenue in 2015 increased by 8%, compared to 2014, it was negatively impacted by the appreciation of the U.S. Dollar versus the major currencies in which we transact. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in 2015, negatively impacting our revenue from international operations.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of June 30, 2016, our balance in marketable investments was $36 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of June 30, 2016 would have potentially decreased by approximately $195,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of March 31, 2016, approximately 51% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At June 30, 2016, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

In July 2015, our Japan subsidiary underwent an income tax audit for the years 2012 to 2014. Also, in June 2016, our Canadian subsidiary underwent an audit of its goods and services tax and harmonized sales tax returns for the period from January 2013 to July 2015. Although these audits resulted in immaterial adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the six months ended June 30, 2016 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
March 1-31, 2016	28	10.89	28	9,695
April 1-30, 2016	11	10.91	11	9,572
May 1-31, 2016	123	10.35	123	8,298
June 1-30, 2016	117	10.64	117	7,060
	279	10.55	279	7,060

On February 8, 2016, our Board of Directors approved the expansion of the Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. In the six months ended June 30, 2016, we repurchased 278,818 shares of our common stock for approximately $2.9 million. As of June 30, 2016, there remained an additional $7.1 million to be purchased. All shares repurchased were retired and returned to authorized but unissued status.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.14	(3)	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

10.20	(4)	Change of Control and Severance Agreement for Kevin Connors, President and Chief Executive Officer

10.21	(4)	Change of Control and Severance Agreement for Ronald Santilli, Executive Vice President and Chief Financial Officer

10.22	(4)	Form of Performance Unit Award Agreement for 2016.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins		Instance Document

101.sch		XBRL Taxonomy Extension Schema Document

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document

101.def		XBRL Taxonomy Extension Definition Linkbase Document

101.lab		XBRL Taxonomy Extension Label Linkbase Document

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 27, 2015.
(4)	Filed herewith

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 1st day of August, 2016.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)