Form 10-Q
period 2016-09-30
CUTERA INC
filed 2016-11-07
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2016 was 13,408,087.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$11,275	$10,868
Marketable investments	35,108	37,539
Accounts receivable, net	11,680	11,669
Inventories	16,478	12,078
Other current assets and prepaid expenses	2,507	1,675
Total current assets	77,048	73,829

Property and equipment, net	1,720	1,473
Deferred tax asset	410	350
Intangibles, net	16	143
Goodwill	1,339	1,339
Other long-term assets	444	384
Total assets	$80,977	$77,518

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,283	$1,959
Accrued liabilities	14,786	13,834
Deferred revenue	8,312	8,638
Total current liabilities	26,381	24,431

Deferred revenue, net of current portion	1,426	2,287
Income tax liability	164	182
Other long-term liabilities	597	584
Total liabilities	28,568	27,484

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,388,830 and 12,980,807 shares at September 30, 2016 and December 31, 2015, respectively	13	13
Additional paid-in capital	83,758	79,782
Accumulated deficit	(31,308)	(29,672)
Accumulated other comprehensive loss	(54)	(89)
Total stockholders’ equity	52,409	50,034

Total liabilities and stockholders’ equity	$80,977	$77,518

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net revenue:
Products	$25,493	$18,797	$65,903	$51,542
Service	4,788	4,288	14,278	13,177
Total net revenue	30,281	23,085	80,181	64,719
Cost of revenue:
Products	10,160	7,625	26,804	22,555
Service	2,378	1,969	7,155	5,778
Total cost of revenue	12,538	9,594	33,959	28,333
Gross profit	17,743	13,491	46,222	36,386

Operating expenses:
Sales and marketing	10,574	8,790	30,002	26,043
Research and development	2,914	2,748	8,335	7,921
General and administrative	2,716	2,937	9,933	8,940
Total operating expenses	16,204	14,475	48,270	42,904
Income (loss) from operations	1,539	(984)	(2,048)	(6,518)
Interest and other income, net	166	84	527	188
Income (loss) before income taxes	1,705	(900)	(1,521)	(6,330)
Provision for income taxes	61	57	115	160
Net income (loss)	$1,644	$(957)	$(1,636)	$(6,490)

Net income (loss) per share:
Basic	$0.12	$(0.07)	$(0.12)	$(0.45)
Diluted	$0.12	$(0.07)	$(0.12)	$(0.45)

Weighted-average number of shares used in per share calculations:
Basic	13,163	13,827	13,102	14,290
Diluted	13,544	13,827	13,102	14,290

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss)	$1,644	$(957)	$(1,636)	$(6,490)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(24)	(19)	56	1
Less: Reclassification adjustment for gains on investments recognized during the year	(1)	(4)	(1)	(6)
Net change in unrealized gain (loss) on available-for-sale investments	(25)	(23)	55	(5)
Tax provision (benefit)	(9)	(6)	20	—
Other comprehensive income (loss), net of tax	(16)	(17)	35	(5)
Comprehensive income (loss)	$1,628	$(974)	$(1,601)	$(6,495)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(1,636)	$(6,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,652	2,987
Depreciation and amortization	733	912
Other	(45)	213
Changes in assets and liabilities:
Accounts receivable	(61)	2,124
Inventories	(4,400)	(2,491)
Other current assets and prepaid expenses	(690)	(138)
Other long-term assets	(60)	(31)
Accounts payable	1,324	(424)
Accrued liabilities	886	544
Other long-term liabilities	(247)	(217)
Deferred revenue	(1,187)	(2,279)
Income tax liability	(18)	42
Net cash used in operating activities	(2,749)	(5,248)

Cash flows from investing activities:
Acquisition of property, equipment and software	(311)	(703)
Disposal of property and equipment	17	—
Proceeds from sales of marketable investments	6,153	19,271
Proceeds from maturities of marketable investments	20,135	29,024
Purchase of marketable investments	(23,944)	(14,887)
Net cash provided by investing activities	2,050	32,705

Cash flows from financing activities:
Repurchase of common stock	(4,873)	(36,616)
Proceeds from exercise of stock options and employee stock purchase plan	6,197	9,554
Payments on capital lease obligations	(218)	(143)
Net cash provided by (used in) financing activities	1,106	(27,205)

Net increase in cash and cash equivalents	407	252
Cash and cash equivalents at beginning of period	10,868	9,803
Cash and cash equivalents at end of period	$11,275	$10,055

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$—	$604
Assets acquired under capital lease	$580	$51

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

September 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$8,540	$—	$—	$8,540
Money market funds	35	—	—	35
Commercial paper	2,700	—	—	2,700
Total cash and cash equivalents	11,275	—	—	11,275

Marketable investments:
U.S. government notes	9,670	12	—	9,682
U.S. government agencies	3,912	—	—	3,912
Municipal securities	2,753	2	—	2,755
Commercial paper	7,475	3	(1)	7,477
Corporate debt securities	11,282	4	(4)	11,282
Total marketable investments	35,092	21	(5)	35,108

Total cash, cash equivalents and marketable investments	$46,367	$21	$(5)	$46,383

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$9,830	$—	$—	$9,830
Money market funds	1,000	—	—	1,000
Commercial paper	38	—	—	38
Total cash and cash equivalents	10,868	—	—	10,868

Marketable investments:
U.S. government notes	7,780	1	(2)	7,779
U.S. government agencies	12,630	3	(25)	12,608
Municipal securities	4,344	2	—	4,346
Commercial paper	4,041	1	(2)	4,040
Corporate debt securities	8,783	—	(17)	8,766
Total marketable investments	37,578	7	(46)	37,539

Total cash, cash equivalents and marketable investments	$48,446	$7	$(46)	$48,407

As of September 30, 2016 and December 31, 2015, total gross unrealized losses were $5,000 and $46,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of September 30, 2016 (in thousands):

Amount
Due in less than one year	$28,414
Due in 1 to 3 years	6,694
Total marketable investments	$35,108

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

As of September 30, 2016, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$35	$—	$—	$35
Commercial paper	—	2,700	—	2,700
Marketable investments:
Available-for-sale securities	—	35,108	—	35,108
Total assets at fair value	$35	$37,808	$—	$37,843

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The weighted average remaining maturity of the Company’s Level 2 investments as of September 30, 2016 is less than 1 year and all of these investments are rated by S&P and Moody’s at A or better.

Note 4. Balance Sheet Details

Inventories

As of September 30, 2016 and December 31, 2015, inventories consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Raw materials	$10,889	$7,982
Finished goods	5,589	4,096
Total	$16,478	$12,078

Accrued Liabilities

As of September 30, 2016 and December 31, 2015, accrued liabilities consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Accrued payroll and related expenses	$7,865	$7,726
Warranty liability	2,100	1,819
Sales tax	1,735	1,935
Other	3,086	2,354
Total	$14,786	$13,834

Note 5. Warranty

The Company provides a standard one-year warranty on all systems. For direct sales to end customers, warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we provide a 14 to 16 month warranty for parts only. The distributor provides the labor to their end customer.

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

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning Balance	$2,000	$1,254	$1,819	$1,167
Add: Accruals for warranties issued during the period	1,202	1,122	3,634	2,674
Less: Settlements made during the period	(1,102)	(979)	(3,353)	(2,444)
Ending Balance	$2,100	$1,397	$2,100	$1,397

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

The following table provides changes in the deferred service contract revenue balance for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Beginning Balance	$10,223	$11,546	$10,469	$12,949
Add: Payments received	2,517	2,331	8,825	7,383
Less: Revenue recognized	(3,447)	(3,199)	(10,001)	(9,654)
Ending Balance	$9,293	$10,678	$9,293	$10,678

Costs for extended service contracts were $1.7 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $4.9 million and $4.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program

On February 8, 2016, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock.

In the three months ended September 30, 2016, the Company repurchased 176,493 shares of its common stock for approximately $1.9 million. In the nine months ended September 30, 2016, the Company repurchased 455,311 shares of its common stock for approximately $4.9 million. As of September 30, 2016, there remained an additional $5.1 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$73	$112	$254	$329
Sales and marketing	239	311	844	727
Research and development	131	148	416	510
General and administrative	127	473	1,138	1,421
Total stock-based compensation expense	$570	$1,044	$2,652	$2,987

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2015	1,263,425	2,148,797	$9.31
Options granted	(141,500)	141,500	11.28
Stock awards granted(1) (2)	(925,675)	—	—
Options exercised	—	(706,522)	9.05
Options canceled	122,373	(122,373)	13.19
Stock awards canceled(1)	493,858	—	—
Balance, September 30, 2016	812,481	1,461,402	$9.29

(1)

The Company has a “fungible share” provision in its 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively.

(2)

Included in 'Stock awards granted' of 925,675, was 416,474 fungible shares relating to 196,450 of PSUs granted. These PSUs will result in a higher or lower number of shares of common stock that may be released on March 15, 2017, based on the achievement of three performance goals at targets that were pre-determined by the Board and disclosed in a Form 8-K on February 8, 2016.

Under the 2004 Equity Incentive Plan, as amended, the Company issued 425,838 shares and 876,387 shares of common stock during the three and nine months ended September 30, 2016, respectively, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of September 30, 2016, there was approximately $3.4 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 1.85 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the year. Diluted net income (loss) per common share is the same as basic net income (loss) per common share, as the effect of the potential common stock equivalents is anti-dilutive and as such is excluded from the calculations of the diluted net loss per share.

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Options to purchase common stock	1,740	2,330	1,952	2,710
Restricted stock units	334	307	395	296
Performance stock units	64	—	81	96
Employee stock purchase plan shares	40	27	83	59
Total	2,178	2,664	2,511	3,161

Note 9. Income Taxes

The Company historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. However, for the fiscal three- and nine-month periods ended September 30, 2016, the Company used a discrete effective tax rate method to calculate the provision for income taxes. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three- and nine-month periods ended September 30, 2016. The Company’s income tax provision for the three and nine months ended September 30, 2016 and 2015 relates primarily to income taxes of the Company’s non-U.S. operations. The Company’s U.S. operation continue to be in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets. For the three and nine months ended September 30, 2016, the Company’s income tax provision was $61,000 and $115,000, compared to $57,000 and $160,000 for the same periods in 2015, respectively. The income tax provision includes certain discrete tax items recorded in the reporting periods.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of September 30, 2016, and December 31, 2015, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

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

The Company is not currently a party to any material legal proceedings.

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

Other than the above mentioned five primary systems, we continue to generate revenue from our legacy products such as GenesisPlusTM, CoolGlide®, solera®, and a third-party sourced system called myQTM for the Japanese market. We have renewed our distribution contract for the sale of myQ in Japan on a non-exclusive basis through September 30, 2018. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) skincare products.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenue	100%	100%	100%	100%
Cost of revenue	41%	42%	42%	44%
Gross margin	59%	58%	58%	56%

Operating expenses:
Sales and marketing	35%	38%	37%	40%
Research and development	10%	12%	11%	12%
General and administrative	9%	13%	12%	14%
Total operating expenses	54%	63%	60%	66%

Income (loss) from operations	5%	(5)%	(2)%	(10)%
Interest and other income, net	1%	1%	—	—%
Income (loss) before income taxes	6%	(4)%	(2)%	(10)%

Provision for income taxes	—%	—%	—%	—%
Net income (loss)	6%	(4)%	(2)%	(10)%

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Revenue mix by geography:
United States	$15,356	16%	$13,206	$42,216	32%	$32,034
International	14,925	51%	9,879	37,965	16%	32,685
Consolidated total revenue	$30,281	31%	$23,085	$80,181	24%	$64,719

United States as a percentage of total revenue	51%		57%	53%		49%
International as a percentage of total revenue	49%		43%	47%		51%

Revenue mix by product category:
Systems – North America	$13,896	28%	$10,830	$36,808	44%	$25,480
Systems – Rest of World	9,983	52%	6,562	24,448	12%	21,769
Total Systems	23,879	37%	17,392	61,256	30%	47,249
Hand Piece Refills	602	(10%)	671	1,886	(14%)	2,204
Skincare	1,012	38%	734	2,761	32%	2,089
Service	4,788	12%	4,288	14,278	8%	13,177
Consolidated total revenue	$30,281	31%	$23,085	$80,181	24%	$64,719

Total Net Revenue:

Our revenue increased by 31% and 24% in the three and nine month periods ended September 30, 2016, respectively, compared to the same periods in 2015, due primarily to increased system revenues.

Revenue by Geography:

Our U.S. revenue increased by $2.2 million, or 16%, and by $10.2 million, or 32% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to increased headcount as well as additional marketing and promotional activities.

Our international revenue increased by $5.0 million, or 51%, and by $5.3 million, or 16% in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to growth in our direct business in Canada, Japan, Australia and Europe, as well as growth from our distributors in Europe and Asia.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $3.1 million, or 28%, and by $11.3 million, or 44%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to increased headcount and additional marketing and promotional activities, resulting in increased xeo, excel V and truSculpt revenue.

Systems revenue outside of North America (“Rest of the World”) increased by $3.4 million, or 52%, and by $2.7 million, or 12%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were attributable primarily to increased revenue from enlighten and excel HR, as well as other primary system platforms.

Hand Piece Refills Revenue

Our Hand Piece Refills revenue decreased by $69,000, or 10%, and by $318,000, or 14%, in the three and nine months ended September 30, 2016, respectively, compared to the same period in 2015. This decrease was caused primarily by reduced utilization of the Titan hand pieces.

Skincare Revenue

Our revenue from Skincare products in Japan increased by $278,000, or 38%, and by $672,000, or 32%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to expanded product offerings of this distributed product.

Service Revenue

Our worldwide Service revenue increased by $500,000, or 12%, and by $1.1 million, or 8%, in the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. These increases were due primarily to increased sales of system parts to our network of international distributors.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Gross profit	$17,743	32%	$13,491	$46,222	27%	$36,386
As a percentage of total net revenue	59%		58%	58%		56%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense (only up to the first quarter of 2016), product warranty costs, amortization of intangibles and manufacturing overhead expenses. The patents that we licensed for applicable hair-removal products, expired in February 2016. As a result, all our revenue from February 2016 onwards is not subject to royalties.

Gross margin increased to 59% and to 58% in the three and nine months ended September 30, 2016, respectively, compared to 58% and 56% in the same periods in 2015, due primarily to:

●	Increased leverage resulting from higher revenue;
●	Higher volume of direct sales, which have a higher margin than our distributor sales; and
●	An increased mix of products that have a higher margin.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Sales and marketing	$10,574	20%	$8,790	$30,002	15%	$26,043
As a percentage of total net revenue	35%		38%	37%		40%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $1.8 million, and represented 35% of total net revenue in the three months ended September 30, 2016, compared to 38% in the same period in 2015. The $1.8 million increase was due primarily to:

●	$1.1 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;

●	$245,000 of higher travel related expenses in North America, resulting from greater activity and increased headcount; and

●	$153,000 of higher promotional and product demonstration expenses, primarily in North America, Japan and Australia.

Sales and marketing expenses increased by $4.0 million, and represented 37% of total net revenue, in the nine months ended September 30, 2016, compared to 40% in the same period in 2015. The $4.0 million increase was due primarily to:

●	$1.8 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;

●	$855,000 of higher travel related expenses primarily in North America and Japan, resulting from higher activity and increased head count; and

●	$720,000 of higher promotional and product demonstration expenses.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Research and development	$2,914	6%	$2,748	$8,335	5%	$7,921
As a percentage of total net revenue	10%		12%	11%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $166,000, and represented 10% of total net revenue, in the three months ended September 30, 2016, compared to 12% for the same period in 2015. This increase in expense was due primarily to:

●	$284,000 of increased personnel, travel and consulting related expenses; partially offset by

●	$126,000 of decreased material spending, related to project timing.

R&D expenses increased by $414,000, and represented 11% of total net revenue, in the nine months ended September 30, 2016, compared to 12% for the same period in 2015. This increase in expense was due primarily to:

●	$395,000 of increased personnel, travel and consulting related expenses;

●	$136,000 of increased equipment related expense; partially offset by

●	$49,000 of decreased material spending, related to project timing.

General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
General and administrative	$2,716	(8)%	$2,937	$9,933	11%	$8,940
As a percentage of total net revenue	9%		13%	12%		14%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased by $221,000 and represented 9% of total net revenue in the three months ended September 30, 2016, compared to 13% in the same period in 2015. This decrease in expense was due primarily to:

●	$232,000 of decreased personnel related expense, in part due to the departure of our Chief Executive Officer (“CEO”) in August 2016; and

●	$112,000 of decreased U.S. medical excise tax, due to the two-year moratorium effective January 1, 2016; partially offset by

●	$95,000 of increased legal fees and license and tax expense.

G&A expenses increased by $993,000 and represented 12% of total net revenue in the nine months ended September 30, 2016, compared to 14% in the same period in 2015. This increase in expense was due primarily to:

●	Litigation settlement expenses and legal fees associated with a litigation matter settled in the second quarter of 2016; partially offset by

●	$325,000 of decreased U.S. medical excise tax, due to the two-year moratorium effective January 1, 2016.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Interest income	$80	8%	$74	$235	(11)%	$264
Other income (expense), net	86	760%	10	292	484%	(76)
Total interest and other income, net	$166	98%	$84	$527	180%	$188

Interest and other income, net, increased $82,000 in the three months ended September 30, 2016, compared to the same period in 2015. This increase was due primarily to a reduction in net foreign exchange losses.

Interest and other income, net, increased $339,000 in the nine months ended September 30, 2016, compared to the same period in 2015. This increase was due primarily to a reduction in net foreign exchange losses, partially offset by lower interest income as a result of a decrease in our marketable investments balance.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2016	% Change	2015	2016	% Change	2015
Income (loss) before income taxes	$1,705	289%	$(900)	$(1,521)	(76)%	$(6,330)
Provision for income taxes	61	7%	57	115	(28)%	160

We have historically calculated the provision for income taxes for interim reporting periods by applying an estimate of the ‘annual effective tax rate’ for the full fiscal year to ordinary income or loss. However, for the three- and nine-month periods ended September 30, 2016, we used the allowable ‘discrete effective tax rate’ method as we believe it provides us a more reliable estimate for the provision for income taxes. Our income tax provision for the three and nine months ended September 30, 2016 and 2015 relates primarily to income taxes of our non-U.S. operations. Our U.S. operation continues to be in a loss position and we maintain a 100% valuation allowance against our U.S. deferred tax assets.

For the three months ended September 30, 2016, our income tax provision increased to $61,000, compared to $57,000 in the same period in 2015. For the nine months ended September 30, 2016, our income tax provision decreased to $115,000, compared to $160,000 in the same period in 2015. The income tax provision includes certain discrete tax items recorded in the reporting periods.

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

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2016	December 31, 2015	Change
Cash and cash equivalents	$11,275	$10,868	$407
Marketable investments	35,108	37,539	(2,431)
Total	$46,383	$48,407	$(2,024)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Net cash flow provided by (used in):
Operating activities	$(2,749)	$(5,248)
Investing activities	2,050	32,705
Financing activities	1,106	(27,205)
Net increase in cash and cash equivalents	$407	$252

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2016 was $2.7 million, which was due primarily to:

●

$1.7 million generated due to the net loss of $1.6 million reduced by non-cash related items of $3.3 million consisting primarily of stock-based compensation expense of $2.7 million and depreciation and amortization expenses of $733,000;

●	$1.3 million generated from an increase in accounts payable primarily as a result of higher inventory purchases for the increased volume of business;

●	$886,000 generated from an increase in accrued liabilities primarily related to higher personnel expenses; partially offset by

●	$4.4 million used to increase inventory;

●	$1.2 million used as a result of a decrease in deferred revenue resulting primarily from the amortization of deferred service contract revenue; and

●	$690,000 used to increase other current assets and prepaid expenses primarily related to insurance premiums and future marketing tradeshows.

Net cash used in operating activities in the nine months ended September 30, 2015 was $5.2 million, which was due primarily to:

●

$2.4 million used due to the net loss of $6.5 million reduced by non-cash related items of $4.1 million consisting primarily of stock-based compensation expense of $3.0 million and depreciation and amortization expenses of $0.9 million;

●	$2.5 million used to increase inventory as a result of our expanded product line;

●	$2.3 million used by a decrease in deferred revenue;

●	$424,000 used to pay accounts payables; partially offset by

●	$2.1 million generated from the collection of cash from the seasonally high accounts receivable balance as of December 31, 2014; and

●	$544,000 generated from an increase in accrued liabilities.

Cash Flows from Investing Activities

We generated net cash of $2.1 million in our investing activities in the nine months ended September 30, 2016, which was attributable primarily to:

●	$26.3 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●	$23.9 million of cash used to purchase marketable investments; and

●	$311,000 of cash used to purchase property, equipment and software.

We generated net cash of $32.7 million in our investing activities in the nine months ended September 30, 2015, which was attributable primarily to:

●	$48.3 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●	$14.9 million of cash used to purchase marketable investments; and

●	$703,000 of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million in the nine months ended September 30, 2016, which was primarily due to:

●	proceeds of $6.2 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program; partially offset by
●	repurchase of common stock for $4.9 million; and
●	payments for capital lease obligations of $218,000.

Net cash used in financing activities was $27.2 million in the nine months ended September 30, 2015, which was primarily due to:

●	repurchase of common stock for $36.6 million;
●	payments for capital lease obligations of $143,000; partially offset by
●	proceeds of $9.6 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $46.4 million as of September 30, 2016. For the first nine months of 2016, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe the existing capital resources, including cash, cash equivalents and marketable investments of $46.4 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase the remaining $5.1 million of stock pursuant to our $10 million Share Repurchase Program.

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

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of September 30, 2016, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $208,000.

Foreign Exchange Fluctuations:

We do not actively hedge our exposure to currency rate fluctuations. Although a significant proportion of our revenue and costs are denominated in U.S. Dollars, we are exposed to foreign currency fluctuations in countries where we have a direct operation. The three major currencies that we have exposure to and have assets and liabilities denominated in local currencies in, are Japanese Yen, Euro and Australian Dollar.

In the nine months ended September 30, 2016, as compared to the same period in 2015, the Japanese Yen appreciated by approximately 10% against the U.S. Dollar. For the nine months ended September 30, 2016, this appreciation attributed to an increase in our revenue in Japan by approximately $1.0 million, which was partially offset by an unfavorable impact to our cost of revenue and operating expenses. The changes in the average exchange rates of the Euro and Australian Dollar, against the U.S. Dollar during this period were not material.

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

We are named from time to time as a party to product liability and contractual lawsuits in the normal course of business. We routinely assess the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that we shall incur a loss, and whether the loss is estimable. We are not currently a party to any material legal proceedings.

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

We may be unable to maintain profitability.

Although we had a profitable third quarter in 2016, we have historically had very few profitable quarters. Given our operating history we cannot be certain that we will be able to maintain profitability in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of profitability.

Revenue growth in our business is driven by several factors and one such factor is new product introductions. Our ability to return to sustained profitability depends on our ability to introduce new products that are adopted by our customers and on the extent to which we can increase revenue and control our costs to be able to leverage our expenses. In addition, we need to be able to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, unforeseen litigation expenses, etc., we are unable to predict the extent of our future profitability or losses.

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

Our search for a permanent President and Chief Executive Officer (“CEO”), may cause uncertainty regarding the future of our business, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results, and financial condition.

On August 15, 2016, Kevin P. Connors resigned from his positions as President, CEO and a member of the Company’s board of directors (“Board”). Since then, our Executive Vice President and Chief Financial Officer (“CFO”), has been operating as the Interim CEO and as CFO.

The Board has begun a search for a permanent replacement. The Board’s search for a President and CEO, and any related speculation and uncertainty regarding our future business strategy and direction in connection with the search and the appointment of a permanent President and CEO, may cause or result in:

●	Disruption of our business or distraction of our employees and management;

●	Difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a permanent President and CEO;

●	Departures of other members of management;

●	Increased stock price volatility; and

●	Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by the Board’s search for and appointment of a permanent President and CEO, it may disrupt our business or adversely impact our revenue, operating results, and financial condition. Further, there can be no assurance that we will be able to attract a qualified permanent President and CEO who has the desired qualifications to lead our Company or that we can hire a permanent President and CEO on acceptable terms.

We operate in leased facilities and cannot be assured that these facilities will be available to us when our current lease expires on December 31, 2017.

We occupy office space in facilities leased from a commercial landlord, and we cannot provide any assurance that we will be able to remain in the same space after our lease expires on December 31, 2017. There is significant demand for leased facilities in the San Francisco Bay area and leasing costs have increased significantly over the last few years. We can provide no assurance that we will be able to relocate to a new facility that meets our needs and that we can find a facility upon terms that we find acceptable. Whether we remain in our current facility or move to a new facility, we expect to pay more per square foot for space than we are currently paying.

If we move to a new facility, we anticipate that it will be in the same general vicinity as our current location. However, we may experience loss of key employees, incur relocation costs relating to the process of evaluating our options and negotiating a new lease, and moving. Searching for a new facility and managing a relocation process will require expense, time and attention from members of management. Further, we may incur related expenses, such as those associated with regulatory approvals or clearances to manufacture our products, and may encounter disruption of operations related to the move, all of which could have a material adverse effect on our financial condition and results of operations until we are fully operational in a new facility.

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

Macroeconomic developments, like global recessions and financial crises could negatively affect our business, operating results or financial condition which, in turn, could adversely affect our stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of our products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

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

International revenue is a material component of our business strategy, and represented 47% of our total revenue in the nine months ended September 30, 2016 and 51% of our total revenue in 2015. While our international revenue in 2015 increased by 8%, compared to 2014, it was negatively impacted by the appreciation of the U.S. Dollar versus the major currencies in which we transact. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in 2015, negatively impacting our revenue from international operations.

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

To successfully market and sell third party products internationally, we must address many issues that are unique to the related distribution arrangements which could reduce our available cash reserves and negatively impact our profitability.

We have entered into distribution arrangements pursuant to which we utilize our sales force and distributors to sell products manufactured by other companies. In Japan, we have a non-exclusive right to distribute a Q-switched laser product manufactured by a third party, OEM. We also have an exclusive agreement with ZO to distribute certain of their proprietary skincare products in Japan. Each of these agreements requires us to purchase annual minimum dollar amounts of their products.

Each of these distribution agreements presents its own unique risks and challenges. For example, to sell skincare products we need to invest in creating a sales structure that is experienced in the sale of such products and not in capital equipment. We need to commit resources to train our sales force, obtain regulatory licenses in Japan and develop new marketing materials to promote the sale of skincare products. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that we derive from the sale of their products, thereby negatively impacting our profitability and reducing our available cash reserves.

If we do not make the minimum purchases required in the distribution contracts, or if the third party manufacturer revokes our distribution rights, we could lose the distribution rights of the products to physicians in Japan, which would adversely affect our future revenue, results of operations, cash flows and our stock price.

We offer credit terms to some qualified customers and also to leasing companies to finance the purchase of our products. In the event that any of these customers default on the amounts payable to us, our earnings may be adversely affected.

We generally offer credit terms of 30 to 90 days to qualified customers. In addition, from time to time, we offer certain key international distributors, with whom we have had an extended period of relationship and payment history, payment terms that are significantly longer than the regular 30 to 90 day terms. This allows such international distributor partners to have our products in stock and provide our products to customers on a timely basis. As of September 30, 2016, one international distributor partner accounted for 16% of our outstanding accounts receivable balance.

While we believe we have an adequate basis to ensure that we collect our accounts receivable, we cannot provide any assurance that the financial position of customers to whom we have provided payment terms will not change adversely before we receive payment. In the event that there is a default by any of the customers to whom we have provided credit terms, we may recognize a bad debt charge in our general and administrative expenses. If this bad debt charge is material, it could negatively affect our future results of operations, cash flows and our stock price.

We are subject to fluctuations in the exchange rate of the U.S. Dollar and foreign currencies.

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, as a result of the strengthening of the U.S. Dollar in 2015, relative to many other major currencies, our products priced in U.S. Dollars became more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, was negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in 2015, compared to 2014. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of September 30, 2016, our balance in marketable investments was $35 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of September 30, 2016 would have potentially decreased by approximately $208,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

The price of our common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

As of June 30, 2016, approximately 53% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future. The market price for our common stock could also be affected by a number of other factors, including:

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At September 30, 2016, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

In July 2015, our Japan subsidiary underwent an income tax audit for the years 2012 to 2014. Also, in June 2016, our Canadian subsidiary underwent an audit of its goods and services tax and harmonized sales tax returns for the period January 2013 to July 2015. Although these audits resulted in immaterial adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

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

The following table summarizes the activity related to stock repurchases for the nine months ended September 30, 2016 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
March 1-31, 2016	28	10.89	28	9,695
April 1-30, 2016	11	10.91	11	9,572
May 1-31, 2016	123	10.35	123	8,298
June 1-30, 2016	117	10.64	117	7,060
July 1-31, 2016	74	10.87	74	6,258
August 1-31, 2016	62	10.86	62	5,576
September 1-30, 2016	40	10.89	40	5,141
March 1-September 30, 2016	455	10.67	455	5,141

On February 8, 2016, our Board of Directors approved the expansion of the Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. In the nine months ended September 30, 2016, we repurchased 455,311 shares of our common stock for approximately $4.9 million. As of September 30, 2016, there remained an additional $5.1 million to be purchased. All shares repurchased were retired and returned to authorized but unissued status.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of November, 2016.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Interim Chief Executive Officer and Chief Financial Officer