Form 10-K
period 2016-12-31
CUTERA INC
filed 2017-03-15
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2016

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2016 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2016, was approximately $98 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of February 28, 2017 was 13,866,428.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2017 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

PART I

ITEM 1.	BUSINESS

We are a global medical device company founded as a Delaware corporation in 1998 and have our headquarters in Brisbane, California. We specialize in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. We offer easy-to-use products based on the following key product platforms: enlightenTM, excel HRTM, truSculptTM, excel VTM, and xeo®— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Each of our laser and other energy-based platforms consists of one or more hand pieces and a console that incorporates an intuitive user interface, a laser or other energy-based module, control system software and high voltage electronics. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece itself.

Our trademarks include: "Cutera," “Acutip”,“CoolGlide,”“enlighten,” “excel HR,” “excel V,” “GenesisPlus,”,”PicoGenesis,” “solera,” “titan,” “truSculpt,” and “xeo.” Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this annual report on Form 10-K appear without the ™ or ® symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, is contained in the section below entitled “Products” and a summary of the features of our primary products is as follows:

●

enlighten- In December 2014, we introduced our enlighten laser platform with a dual wavelength (1064 nanometer, or “nm” + 532 nm) and in December 2016 we introduced a three wavelength (1064 nm + 532 nm+ 670 nm) model called enlighten III . The enlighten system is a dual pulse duration (750 picosecond, or “ps,” and 2 nanosecond, or “ns”) laser system and is cleared for multi-colored tattoo removal and for the treatment of benign pigmented lesions.

●

excel HR- In June 2014, we introduced our excel HR platform, a premium hair removal solution for all skin types, combining Cutera’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.

●

truSculpt- In August 2012, we commenced shipments of our truSculpt platform with a 25cm2 hand piece. truSculpt is a high-powered radio frequency (“RF”) platform designed for deep tissue heating. This system is designed to treat all body areas and with its unique electrode design is able to achieve comfortable, uniform heating of subcutaneous tissue. In the fourth quarter of 2012, we commenced shipping a larger 40cm2 hand piece that enables faster treatments of larger areas. In the third quarter of 2013, we commenced shipping a smaller 16 cm2 hand piece. In December 2016, we received a 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) to market truSculpt for the temporary reduction in circumference of the abdomen.

●

excel V- In February 2011, we introduced our excel V platform, a high-performance, vascular and benign pigmented lesion treatment platform designed specifically for the core-market of dermatologists and plastic surgeons. This platform provides a combination of the 532 nm green laser with Cutera’s® award-winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions, without the need for costly consumables.

●

xeo- In 2003, we introduced the xeo platform, which can combine pulsed light and laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, fine lines and laxity.

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

In addition to systems and upgrades, we generate revenue from the sale of post-warranty services, Titan hand piece refills, and skincare products (Japanese market only).

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

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. Medical Insight, an independent industry research and analysis firm, estimated that in 2015 total sales of products in the global aesthetic market exceeded $7 billion and indicated that total sales should increase 11.8% annually through 2019. For North America, the American Society of Plastic Surgeons estimates that in 2015 there were over 14.2 million minimally-invasive aesthetic procedures performed, a 2% increase over 2014 and a 158% increase over 2000.

We believe there are several factors contributing to the global growth of aesthetic treatment procedures and aesthetic laser equipment sales, including:

●

Improved Economic Environment and Expanded Physician Base- The improvements in overall global economic conditions since the last recession have created increased demand for aesthetic procedures, which in turn has resulted in an expanding practitioner base to satisfy the demand.

●

Aging Demographics of Industrialized Countries- The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 52 to 70 in 2016 ─ and their desire to retain a youthful appearance, have increased the demand for aesthetic procedures. In 2016, there were approximately 75 million people in the baby boomer category, which is nearly 25%, of the U.S. population.

●

Broader Range of Safe and Effective Treatments- Technical developments, as well as an increase in treatable conditions due to new product introductions, have led to safe, effective, easy-to-use and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical developments have enabled practitioners to offer a broader range of treatments. These technical developments have reduced treatment and recovery times, which in turn have led to greater patient demand.

●

Broader Base of Customers- Managed care and government payer reimbursement restrictions on physicians, has motivated them to establish or seek to expand their elective aesthetic practices with procedures that are paid for directly by patients. As a result, in addition to the core users such as dermatologists and plastic surgeons, many other practitioners, such as gynecologists, family practitioners, primary care physicians, physicians performing aesthetic treatments in non-medical offices, and other qualified practitioners (“non-core practitioners”) have expanded their practices and are offering aesthetic procedures.

●

Reductions in Cost per Procedure: Due in part to increased competition in the aesthetic market, the cost per procedure has been reduced in the past few years. This has attracted a broader base of customers and patients for aesthetic procedures.

●

Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance- According to an American Society for Aesthetic Plastic Surgery survey in 2010, 51% of Americans (including 53% of women and 49% of men) approved of cosmetic surgery, and 67% of Americans responded that they would not be embarrassed if their friends or family knew they had undergone a cosmetic procedure. Broader social acceptance of aesthetic treatments, has also driven the growth in aesthetic procedures.

Non-Surgical Aesthetic Procedures for Improving the Body and/ or Skin’s Appearance and Their Limitations

Many alternative therapies are available for improving a person’s appearance by treating specific structures within the skin. These procedures utilize injections or abrasive agents to reach different depths of the dermis and the epidermis. In addition, non-invasive and minimally invasive treatments have been developed that employ laser and other energy-based technologies to achieve similar therapeutic results. Some of these common therapies and their limitations are described below.

Tattoo removal- The only effective way to remove tattoos on the body is to utilize laser systems that deliver very short pulse durations with high peak power intensity in order to break up the ink particles that comprise tattoos. According to a Tattoo Incidence Study published in ORC International in June 2015, up to 27% of Americans have one or more tattoos, and that 1 in 4 tattoo bearing American adults have “tattoo regret”. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal include a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced four to eight weeks apart). The latest generation of picosecond pulse duration lasers, pulses in the trillionths of a second, meaningfully improve clearance as well as a reduction in total number of treatments.

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

Non-Invasive Body Contouring.

Our radio-frequency (“RF”) technology based truSculpt system is designed for the non-invasive body contouring market. In performing the procedure, energy is applied to heat the dermis of the skin with the goal of shrinking and tightening collagen fibers. In addition, the RF energy procedure can be used for treating fat, due to its selectivity for heating subcutaneous adipose tissue while modestly heating the overlying skin. In December 2016 we received 510(k) clearance from the FDA to market truSculpt for the temporary reduction in circumference of the abdomen. Non-invasive procedures result in a more subtle and incremental change to the skin, than for example a surgical facelift or a lipolysis procedure. Drawbacks to this approach may include surface irregularities that may resolve over time, and the risk of burning the treatment area.

Skin Rejuvenation- Skin rejuvenation treatments include a broad range of popular alternatives, including Botox and collagen injections, chemical peels, microdermabrasions, radio frequency treatments and lasers and other energy-based treatments. With these treatments, patients hope to improve overall skin tone and texture, reduce pore size, tighten skin and remove other signs of aging, including mottled pigmentation, diffuse redness and wrinkles. All of these procedures are temporary solutions and must be repeated within several weeks or months to sustain their effect, thereby increasing the cost and inconvenience to patients. For example, the body absorbs Botox and collagen, and patients require supplemental injections every three to six months to maintain the benefits of these treatments.

Some skin rejuvenation treatments, such as chemical peels and microdermabrasion, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. Patients who undergo these deep chemical peels are also advised to avoid exposure to the sun for several months following the procedure. The American Society of Plastic Surgeons estimates that in 2015, approximately 6.8 million injections of Botox and 2.4 million injections of collagen and other soft-tissue fillers were administered; and 1.3 million chemical peels and 800,000 microdermabrasion procedures were performed.

Leg and Facial Veins- Current aesthetic treatment methods for leg and facial veins include sclerotherapy and laser and other energy-based treatments. With these treatments, patients seek to eliminate visible veins and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 322,000 sclerotherapy procedures were performed in 2015.

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

Safe and effective laser and energy-based treatments require an appropriate combination of the following four parameters:

●	Energy Level- the amount of light or radio frequency emitted to heat a target;
●	Pulse Duration- the time interval over which the energy is delivered;
●	Spot Size or Electrode Size- the diameter of the energy beam, which affects treatment depth and area; and
●	Wavelength or Frequency- the position in the electromagnetic spectrum which impacts the absorption and the effective depth of the energy delivered.

For example, in the case of hair removal, by utilizing the correct combination of these parameters, a practitioner can use a laser or other light source to selectively target melanin within the hair follicle to absorb the laser energy and destroy the follicle, without damaging other delicate structures in the surrounding tissue. Wavelength and spot size permit the practitioner to target melanin in the base of the hair follicle, which is found in the dermis. The combination of pulse duration and energy level may vary, depending upon the thickness of the targeted hair follicle. A shorter pulse length with a high energy level is optimal to destroy fine hair, whereas coarse hair is best treated with a longer pulse length with lower energy levels. If treatment parameters are improperly set, non-targeted structures within the skin may absorb the energy, thereby eliminating or reducing the therapeutic effect. In addition, improper setting of the treatment parameters or failure to protect the surface of the skin may cause burns, which can result in blistering, scabbing and skin discoloration.

Technology and Design of Our Systems

Our unique enlighten, truSculpt, excel HR, excel V, xeo, and GenesisPlus platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. Our technology allows for a combination of a wide variety of applications available in a single system. Key features of our solutions include:

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

●

Technology and Design Leadership- Our innovative laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source that had not been previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally invasive cosmetic dermatology. excel V is a stand-alone laser device that combines a new high power green laser with Cutera's award-winning Nd:YAG technology, to provide a system that treats the entire range of cosmetic vascular conditions, without the need for costly consumables. truSculpt is a mono-polar radio frequency platform with a unique electrode design that delivers high-powered energy at 1 MHz for the deep and uniform heating of the subcutaneous tissues at sustained therapeutic temperatures. This system includes real-time skin temperature sensing and a large 40cm2 surface area for faster treatments over large areas of the body.

●

Upgradeable Platform- We have designed some of our products to allow our customers to cost-effectively upgrade to our multi-application systems (solera and xeo), which provides our customers with the option to add additional applications to their existing systems and provides us with a source of incremental revenue. We believe that product upgradeability allows our customers to take advantage of our latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.

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

●

Ease of Use- We design our products to be easy to use. Our proprietary hand pieces are lightweight and ergonomic, minimizing user fatigue, and allow for clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. Our control console contains an intuitive user interface with three simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. The clinical navigation user interface on the xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. Our Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Risks involved in the use of our products include risks common to other laser and other energy-based aesthetic procedures, including the risk of burns, blistering and skin discoloration.

Strategy

Our goal is to maintain and expand our position as a leading worldwide provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

●

Continue to Expand our Product Offering- Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development that we expect to commercialize in the future. We launched GenesisPlus in 2010, excel V in 2011, truSculpt in 2012, the ProWave LX and truSculpt 16 cm2 hand pieces in 2013 and excel HR and enlighten in 2014. Such products will allow us to leverage our existing customer call points and provide us with new customer call points, which will enhance the productivity of our distribution channels.

●

Increasing Revenue and Improving Productivity- We believe that the market for aesthetic systems will continue to offer growth opportunities. We continue to build brand recognition, add additional products to our international distribution channel, and focus on enhancing our global distribution network, all of which we expect will increase our revenue.

●

Increasing Focus on Practitioners with Established Medical Offices- We believe there is growth opportunity in targeting our products to a broad customer base. We believe that our customers’ success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their existing practice revenue. The success of our excel V platform has resulted from strong adoption by core customers in dermatology and plastic and reconstructive surgery.

●

Leveraging our Installed Base - With the introduction of excel V, truSculpt, excel HR and enlighten, we are able to effectively offer additional platforms into our existing installed base. In addition, each of these platforms allows for potential future upgrades to offer additional indications or capabilities. We believe this program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of treatments that can be performed in their practice.

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

				Hair Removal:	Vascular Lesions:	Skin Rejuvenation				Non Invasive Body Contouring*:
Applications:
System Platforms:	Products:	Year:	Energy Source:			Dyschromia:	Texture, Lines and Wrinkles:	Skin Laxity:	Melasma &Tattoo Removal:
CoolGlide	CV	2000	(a)	x
	Excel	2001	(a)	x	x
	Vantage	2002	(a)	x	x		x
xeo	Nd:YAG	2003	(a)	x	x		x
	OPS600	2003	(b)			x
	LP560	2004	(b)			x
	Titan S	2004	(c)					x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan V/XL	2006	(c)					x
	LimeLight	2006	(b)			x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)				x
	ProWave LX	2013	(b)	x
solera	Titan S	2004	(c)					x
	ProWave 770	2005	(b)	x
	OPS 600	2005	(b)			x
	LP560	2005	(b)			x
	AcuTip 500	2005	(b)		x
	Titan V/XL	2006	(c)					x
	LimeLight	2006	(b)			x
GenesisPlus		2010	(a)				x
excel V		2011	(e)		x	x	x
myQ		2011	(e)						X
truSculpt		2012	(f)							x
excel HR		2014	(g)	x
enlighten(dual wavelength)		2014	(h)					x
enlighten III		2016	(i)					x

Energy Sources:

(a). 1064nm Nd:YAG laser;

(b). Flashlamp;

(c). Infrared laser;

(d). 2790 nm YSGG laser;

(e). Combined frequency-doubled 532 nm and 1064 nm Nd:YAG laser;

(f). Radio frequency at 1 MHz

(g) Combined frequency 755 nm Alexandrite laser and 1064 nm Nd:YAG laser;

(h) Dual wavelength 532 nm and 1064 ND: Yag laser;

(i) Three wavelength 532 nm, 670 nm, and 1064 ND: Yag laser

* Our CE Mark allows us to market truSculpt in the European Union, Australia and certain other countries outside the U.S. for fat reduction, body shaping and body contouring. In the U.S. we have 510(k) clearance for the temporary reduction in circumference of the abdomen and elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

Each of our products consists of a control console and one or more hand pieces, depending on the model.

Control Console

Our control console includes an intuitive user interface, control system software and high voltage electronics. All CoolGlide systems, GenesisPlus, excel V and some models of the xeo platform include our laser module which consists of electronics, a visible aiming beam, a focusing lens, and an Nd:YAG and/or flashlamp laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 10,000 watts of peak laser energy, which permits therapeutic effects at short pulse durations. Our solera console platform comes in two configurations—Opus and Titan—both of which include an intuitive user interface, control system software and high voltage electronics. The solera Opus console is designed specifically to drive our flashlamp hand pieces while the solera Titan console is designed specifically to drive the Titan hand pieces. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is delivered during the treatment. Our truSculpt control console includes a high-powered, mono-polar RF generator at 1MHz capable of delivering up to 300 watts of energy. The truSculpt system dynamically adjusts current, voltage and power during treatment as needed to reach and maintain the appropriate treatment levels.

Hand Pieces

enlighten Hand Piece- The enlighten hand piece delivers 532 nm, 670 nm (in enlighten III only), and 1064 nm laser energy to treat benign pigmented lesions and the removal of multi-color tattoos. enlighten’s single hand piece consists of an energy-delivery component housing a motorized focus lens assembly connected to an articulated arm. The hand piece features spot size adjustability from 2 to 8mm, adjustable in 1 mm increments. As with all Cutera laser and light-based systems, the hand piece does not require manual power calibration through a separate calibration port. The power calibration is automatic and built into the laser system.

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

truSculpt Hand Pieces- The truSculpt product introduced in August 2012 is used for the non-invasive heating of subcutaneous tissue. We sell two different truSculpt hand pieces: 40 cm2 for larger body parts and the 16cm2 for smaller parts of the body. Each of the truSculpt hand pieces is light weight and ergonomically designed for operator comfort, which allows for the uniform heat distribution delivered by the hand pieces. In addition, the hand pieces have a built-in, real time, temperature sensing system to monitor the temperature during the treatment.

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

1064 nm Nd:YAG Hand Piece- Our 1064nm Nd:YAG hand piece delivers laser energy to the treatment area for hair removal, leg and facial vein treatment, and skin rejuvenation procedures to treat skin texture and fine lines. The 1064nm Nd:YAG hand piece consists of an energy-delivery component, consisting of an optical fiber and lens, and a copper cooling plate with embedded temperature monitoring. The hand piece weighs approximately 14 ounces, which is light enough to be held with one hand. The lightweight nature and ergonomic design of the hand piece allows the operation of the device without user fatigue. Its design allows the practitioner an unobstructed view of the treatment area, which reduces the possibility of unintended damage to the skin and can increase the speed of treatment. The 1064nm Nd:YAG hand piece also incorporates our cooling system, providing integrated pre- and post-treatment cooling of the treatment area through a temperature-controlled copper plate to protect the outer layer of the skin. The hand piece is available in either a fixed 10 millimeter spot size for our CoolGlide CV system, or a user-controlled variable 3, 5, 7 or 10 millimeter spot size for our CoolGlide Excel and CoolGlide Vantage systems.

GenesisPlus Hand Piece- Our GenesisPlus system launched in 2010 delivers 1064 nm laser energy to the treatment area for the temporary increase of clear nail in patients with onychomycosis and for the treatment of fine wrinkles, diffuse redness and rosacea. This lightweight 1064nm Nd:YAG hand piece consists of an energy-delivery component, housing an optical fiber and lens. The hand piece includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, the hand piece includes dual coaxial aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. This hand piece offers a single 5 mm spot size.

Pulsed Light Hand Piece- The LP560, ProWave 770, ProWave LX, AcuTip 500, and LimeLight hand pieces are designed to produce a pulse of light over a wavelength spectrum to treat discoloration such as age and sun spots and other dyschromia. The hand pieces can also be used for hair removal, and treatment of superficial facial vessels. The hand pieces each consist of a custom flashlamp, proprietary wavelength filter, closed-loop power control and embedded temperature monitor, and weigh approximately 13 ounces. The filter in the AcuTip 500 eliminates long and short wavelengths, transmitting only the therapeutic range required for safe and effective treatment. The filter in the LP560, ProWave 770, ProWave LX, and LimeLight eliminates short wavelengths, allowing longer wavelengths to be transmitted to the treatment area. In addition, the wavelength spectrum of the ProWave 770 and the LimeLight can be shifted based on the setting of the control console. Our power control includes a monitoring system to ensure that the desired energy level is delivered. The hand pieces protect the epidermis by regulating the temperature of the hand piece window through the embedded temperature monitor. These hand pieces are available on the xeo and solera platforms.

Titan Hand Piece- The Titan hand pieces are designed to produce a sustained pulse of light over a wavelength spectrum tailored to induce heating in the dermis. We are aware that some practitioners use the Titan hand piece to treat skin laxity (although the hand piece is cleared in the U.S. by the FDA only for deep dermal heating). The hand piece consists of a custom light source, proprietary wavelength filter, closed-loop power control, sapphire cooling window and embedded temperature monitor, and weighs approximately three pounds. The temperature of the epidermis is controlled by using a sapphire window to provide cooling before, during and after the delivery of energy to the treatment site. We offer two different Titan hand pieces—Titan V and Titan XL.

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

Upgrades

Our excel V, xeo and solera platforms are multi-application products that are designed to allow our customers to cost-effectively upgrade to our newest technologies, which provide our customers the option to add applications to their system and provides us with a source of additional revenue, which we classify as Product revenue.

Service

We offer post-warranty services to our customers through extended service contracts that cover preventive maintenance and/or replacement parts and labor, or by direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from our installed base.

Hand Piece Refills

We treat our customer’s purchase of replacement Titan or truSculpt hand pieces as “refill” revenue, which provides us with a source of recurring revenue from existing customers. Following the launch of truSculpt product in 2012, we charged customers for hand piece refills. However, beginning in the third quarter of 2013 we include truSculpt refills as part of our standard warranty and service contract product offerings.

Skincare

We distribute ZO Skin Health, Inc.’s (“ZO”) physician-dispensed, topical skincare products. Through the second quarter of 2014, we also distributed Merz’s Radiesse® dermal filler product to physicians in the Japanese market.

Our Applications and Procedures

Our products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows our customers to treat the broadest range of conditions available with a single energy-based system.

Tattoo Removal- Our enlighten system- that delivers the picosecond and nanosecond pulse duration, as well as our myQ Q-switched laser, are used for tattoo removal, the treatment of benign pigmented lesions, and laser skin toning that we refer to as PicoGenesis.

Non-Invasive Body Contouring- Our truSculpt technology allows practitioners to apply a hand piece directly to the skin and deliver high-powered RF energy that results in the deep and uniform heating of the subcutaneous fat tissue at sustained therapeutic temperatures. This heating can cause selective destruction of fat cells, which are eliminated from the treatment area through the body’s natural wound healing processes. The treatment takes approximately 45 minutes and two or more treatments may be required to obtain the desired aesthetic results. Our CE Mark allows us to market the truSculpt in the European Union, Australia and certain other countries outside the U.S. for fat reduction, body shaping and body contouring. In the U.S., truSculpt has a 510(k) clearance for the temporary reduction in circumference of the abdomen, and elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

Hair Removal- Our laser technology allows our customers to treat all skin types and hair thicknesses. Our 1064 nm Nd:YAG and 755 nm Alexandrite lasers permits energy to safely penetrate through the epidermis of any skin type and into the dermis where the hair follicle is located. Using the universal graphic user interface on our control console, the practitioner sets parameters to deliver therapeutic energy with a large spot size and variable pulse durations, allowing the practitioner to treat fine or coarse hair. Our 1064nm Nd:YAG and 755 nm Alexandrite hand pieces allow our customers to treat all skin types, while our ProWave 770 and ProWave LX hand pieces, with pulsed light technology, treat the majority of skin types quickly and effectively.

For hair removal treatments, the treatment site on the skin is first cleaned and shaved. The practitioner then applies a thin layer of gel to improve contact and aid gliding of the hand piece across the skin. If using the CoolGlide 1064nm Nd:YAG hand piece, the hand piece is applied directly to the skin to cool the area to be treated, then moved and a laser pulse is delivered to the pre-cooled area. To remove hair using the excel HR, excel V, ProWave 770 and ProWave LX hand pieces, cooling is provided by a sapphire window placed directly on the skin, allowing the pulse of light to be applied while the treatment area is being cooled. In the case of both hand pieces, delivery of light which is converted to heat destroys the hair follicles and prevents hair re-growth. This procedure is then repeated at the next treatment site on the body, and can be done in a gliding motion to increase treatment speed. Patients receive three to six treatments on average. Each treatment can take between five minutes to one hour depending on the size of the area and the condition being treated. On average, there are six to eight weeks between treatments.

Vascular Lesions-   Our laser technology allows our customers to treat the widest range of aesthetic vein conditions, including spider and reticular veins and small facial veins. Our CoolGlide and xeo 1064nm Nd:YAG hand piece’s adjustable spot size of 3, 5, 7 or 10 millimeters; the excel V 1064 nm and 532 nm hand piece with adjustable spot sizes from 1.5 to 12 mm; and the excel HR 1064 nm and 755 nm hand pieces with adjustable spot sizes from 3 mm to 18 mm, each allows the practitioner to control treatment depth to target different sized veins. Selection of the appropriate energy level and pulse duration ensures effective treatment of the intended target. Our AcuTip 500 hand piece, with its 6 mm spot size, uses pulsed-light technology and is designed for the treatment of facial vessels.

The vein treatment procedure using the 1064nm Nd:YAG hand piece is performed in a substantially similar manner to the laser hair removal procedure. The laser hand piece is used to cool the treatment area both before and after the laser pulse has been applied. With the excel V and excel HR hand pieces, the cooling can be performed before, during and after delivery of the laser pulse. With the AcuTip 500 hand piece, the pulse of light is delivered while the treatment area is being cooled with the sapphire tip. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

Skin Rejuvenation- Our Nd:YAG laser, picosecond laser and other energy-based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, dyschromia, fine lines and wrinkles, improve skin texture, and treat other aesthetic conditions.

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

When treating texture and fine lines with a Pearl hand piece, the hand piece is held at a controlled distance from the skin and the scanner delivers a preset pattern of spots to the treatment area. Cooling is not applied to the epidermis during the treatment. The energy delivered by the hand piece ablates a portion of the epidermis while leaving a coagulated portion that will gently peel off over the course of a few days. Heat is also delivered into the dermis, which can result in the production of new collagen. Treatment of the full face can usually be performed in 15 to 30 minutes. Patients receive on average between one and three treatments at monthly intervals.

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

Dyschromia- Our pulsed-light technologies allow our customers to safely and effectively treat red and brown dyschromia (skin discoloration), benign pigmented lesions, and rosacea. The practitioner delivers a narrow spectrum of light to the surface of the skin through our LP560 or LimeLight hand pieces. These hand pieces include one of our proprietary wavelength filters, which reduce the energy level required for therapeutic effect and minimize the risk of skin injury.

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

Sales and Marketing

In the U.S. we market and sell our products primarily through a direct sales organization. Generally, each direct sales employee is assigned a specific territory. As of December 31, 2016, we had a U.S. direct sales force of 52 employees. We internally manage our U.S. and Canadian sales organization as one North American sales region with 58 territories as of December 31, 2016.

International sales are generally made through a worldwide distributor network in over 40 countries, as well as a direct international sales force of 34 employees, as of December 31, 2016. As of December 31, 2016, we had direct sales offices in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain (until January 2017), Switzerland and the United Kingdom. Our international revenue as a percentage of total revenue represented 45% in 2016, 48% in 2015 and 55% in 2014.

We also sell certain items like Titan hand piece refills and marketing brochures through the internet.

Although specific customer requirements can vary depending on applications, customers generally demand quality, performance, ease of use, and high productivity in relation to the cost of ownership. We have responded to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on our customers’ existing systems. In addition, we provide attractive upgrade pricing to new product families. To increase market penetration, in addition to marketing to the core specialties of plastic surgeons and dermatologists, we also market to non-core practitioners.

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

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by public companies, such as Cynosure (Hologic announced its intent to acquire Cynosure in February 2017), Elen (in Italy), XIO Group (acquired Lumenis in September 2015), Syneron, Zeltiq (Allergan announced its intent to acquire Zeltiq in February 2017), Valeant (acquired Solta in January 2014), as well as private companies, including Alma, Sciton, and several others.

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

Research and Development

Our research and development group develops new products and applications and builds clinical support to address unmet or underserved market needs. As of December 31, 2016, our research and development activities were conducted by a staff of 38 employees with a broad base of experience in lasers, optoelectronics, software and other fields. We have developed relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $11.2 million in 2016, $10.7 million in 2015 and $10.5 million in 2014.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2016, we had a 47-person global service department. Internationally, we provide direct service support through our Australia, Belgium, Canada, France, Hong Kong, Japan, and Switzerland offices, through third-party service providers in Spain and U.K, and also through a network of distributors in over 40 countries.

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

In countries where we are represented by distributor partners, our customers are serviced through the distributor network. Distributors are generally provided 14 to 16 months warranty coverage for parts only, with labor being provided to the end customer by the distributor.

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

We purchase certain components and subassemblies from a limited number of suppliers. We have flexibility with our suppliers to adjust the number of components and subassemblies as well as the delivery schedules. The forecasts we use are based on historical demands and sales projections. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. We reduce the potential for supply disruption by maintaining sufficient inventories and identifying additional suppliers. The time required to qualify new suppliers for some components, or to redesign them, could cause delays in our manufacturing. To date, we have not experienced significant delays in obtaining any of our components or subassemblies.

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

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of December 31, 2016, we had 34 issued U.S. patents and two pending U.S. patent applications. In the U.S. and several foreign countries, we have registered our Company name and several of our product names as trademarks, including Cutera, Acutip 500, CoolGlide, CoolGlide Excel, enlighten, Limelight, myQ, Pearl, ProWave 770, ProWave LX, solera, Titan, xeo and truSculpt. We may have common law rights in other product names, including excel V, Pearl Fractional, solera Titan and excel HR. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

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

The following table details the indications for which we received a 510(k) clearance for our products and when these clearances were received.

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment to increase clear nail in patients with onychomycosis	April 2011
- expanded spot size to 5 mm for clear nail in patients with onychomycosis	May 2013
- addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction and the treatment of vascular and benign pigmented lesions	December 2013
- enlighten picosecond and nanosecond 532/1064 nm for the treatment of benign pigmented lesions	August 2014
- enlighten picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal	November 2014
- enlighten III picosecond and nanosecond 670 nm wavelength approved for benign pigmented lesions	November 2016

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with our pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency (“RF”) product for deep tissue heating for the temporary relief of minor muscle and joint pain and for a temporary improvement in the appearance of cellulite
- 16cm2 to 25cm2 hand pieces for smaller body parts	April 2008
- 16cm2 to 40cm2 hand pieces for larger body parts	November 2012
- Product labeling and technology updates for existing clearances	September 2014
- Temporary reduction in circumference of the abdomen	December 2016

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

Employees

As of December 31, 2016, we had 297 employees, compared to 262 employees as of December 31, 2015. Of the 297 employees at December 31, 2016, 122 were in sales and marketing, 69 in manufacturing operations, 47 in technical service, 38 in research and development and 21 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

Available Information

We are subject to the reporting requirements under the Securities Exchange Act of 1934. Consequently, we are required to file reports and information with the Securities and Exchange Commission, or SEC, including reports on the following forms: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports and other information concerning the company may be accessed through the SEC’s website at www.sec.gov. Such filings, as well as our charters for our Audit, Compensation, and Nominating and Corporate Governance Committees and our Code of Ethics are available on our website at www.cutera.com. In the event that we grant a waiver under our Code of Ethics to any of our officers and directors, we will publish it on our website. Information contained on, or that can be accessed through, our website does not constitute part of this report and inclusions of our website address in this report are inactive textual references only.

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

Although we had profitable third and fourth quarters in 2016 and gave financial guidance that we expect to be profitable for the full year of 2017, there can be no assurance that we will be able to maintain profitability. Given our recent operating history of very few profitable quarters, we cannot be certain that we will be able to maintain profitability in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of profitability.

Revenue growth in our business is driven by several factors and one such factor is new product introductions. Our ability to sustain profitability depends on our ability to introduce new products that are adopted by our customers and on the extent to which we can increase revenue and control our costs to be able to leverage our expenses. In addition, we need to be able to counter any unforeseen difficulties, complications, product delays or other unknown factors that may require additional expenditures. Because of the numerous risks and uncertainties associated with our growth prospects, product development, sales and marketing and other efforts, unforeseen litigation expenses, etc., we are unable to predict the extent of our future profitability or losses.

We rely heavily on our sales professionals to market and sell our products worldwide. If we are unable to hire, effectively train, manage, improve the productivity of, and retain our sales professionals, our business will be harmed, which would impair our future revenue and profitability.

Our success largely depends on our ability to hire, train, manage and improve the productivity levels of our sales professionals worldwide. Because of our focus on non-core practitioners in the past, several of our sales professionals do not have established relationships with the core market, consisting of dermatologists and plastic surgeons, or where those relationships exist, they are not very strong.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins, tattoo removal, and skin rejuvenation, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and benign pigmented lesions, etc. For example, in the fourth quarter of 2014, we launched enlighten, a dual wavelength, dual pulse duration tattoo removal and benign pigmented lesions treatment system featuring picosecond technology. To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

Demand for our products in any of our markets could be weakened by several factors, including:

●	Inability to develop and market our products to the core market specialties of dermatologists and plastic surgeons;
●	Poor financial performance of market segments that attempt to introduce aesthetic procedures to their businesses;
●	The inability to differentiate our products from those of our competitors;
●	Reduced patient demand for elective aesthetic procedures;
●	Failure to build and maintain relationships with opinion leaders within the various market segments;
●	An increase in malpractice lawsuits that result in higher insurance costs; and
●	The lack of credit financing, or an increase in the cost of borrowing, for some of our potential customers.

If we do not achieve anticipated demand for our products, there could be a material adverse effect on our total revenue, profitability, employee retention and stock price.

We depend on skilled and experienced personnel to operate our global business effectively. Changes to management or the inability to recruit, hire, train and retain qualified personnel, could harm our ability to successfully manage, develop and expand our business, which would impair our future revenue and profitability.

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The loss of any of our executive officers could weaken our management expertise and harm our business, and we may not be able to find adequate replacements on a timely basis, or at all. Except for Change of Control and Severance Agreements for our executive officers and a few key employees, we do not have employment contracts with any of our officers or other key employees. Any of our officers and other key employees may terminate their employment at any time and their knowledge of our business and industry would be difficult to replace. We do not have a succession plan in place for each of our officers and key employees. In addition, we do not maintain “key person” life insurance policies covering any of our employees.

We recently hired a new Chief Executive Officer and President (“CEO”), who also is on our Board of Directors. His prior experience is primarily with medical device companies, but not within our aesthetics industry specifically. In addition, he has never been a public company CEO. Recently hired executives may view the business differently than prior members of management, and over time may make changes to the existing personnel and their responsibilities, our strategic focus, operations or business plans. We can give no assurances that we will be able to properly manage any such shift in focus, or that any changes to our business, would ultimately prove successful. In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals. We cannot ensure that we will be able to retain the services of any members of our executive officers or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

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

The lease for our corporate headquarters and manufacturing facility in California, U.S.A., expires on December 31, 2017. We cannot provide assurance that we will be able to renew our lease for this facility at a reasonable increased rate, and if not, that we will be able to relocate to a new facility that meets our needs upon terms that we find acceptable.

We occupy office space in facilities leased from a commercial landlord, and we cannot provide any assurance that we will be able to remain in the same space after our lease expires on December 31, 2017. There is significant demand for leased facilities in the San Francisco Bay area and leasing costs have increased significantly over the last few years. We can provide no assurance that we will be able to renew our lease for this facility at a reasonable increased rate, or that we will be able to relocate to a new facility that meets our needs and upon terms that we find acceptable. Whether we remain in our current facility or move to a new facility, we expect to pay more per square foot for space than we are currently paying.

If we move to a new facility, we anticipate that it will be in the same general vicinity as our current location. However, we may experience loss of key employees, incur relocation costs and capital expenditures relating to the process of evaluating our options, negotiating a new lease, moving, and purchasing furniture, fixtures and equipment. Searching for a new facility and managing a relocation process will require expense, time and attention from members of management. Further, we may incur related expenses, such as those associated with regulatory approvals or clearances to manufacture our products, and may encounter disruption of operations related to the move, all of which could have a material adverse effect on our financial condition and results of operations until we are fully operational in a new facility.

Macroeconomic political and market conditions, and catastrophic events may adversely affect our business, results of operations, financial condition and stock price.

Our business is influenced by a range of factors that are beyond our control, including:

●	General macro-economic and business conditions in our key markets of North America, Japan, Asia (excluding Japan), the Middle East, Europe and Australia;
●	The lack of credit financing, or an increase in the cost of borrowing, for some of our potential customers due to increasing interest rates.
●	The overall demand for our products by the core market specialties of dermatologists and plastic surgeons;
●

The timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of the market for non-surgical aesthetic procedures, including consolidation among our competitors;

●	The level of awareness of aesthetic procedures and the market adoption of our products;
●	Changes in our pricing policies or those of our competitors;
●	Governmental budgetary constraints or shifts in government spending priorities;
●	General political developments, both domestic and in our foreign markets, including economic and political uncertainty caused by the recent election of a new U.S. president;
●	Natural disasters;
●	Currency exchange rate fluctuations; and
●	Any trade restrictions or higher import taxes that may be imposed by foreign countries against products sold internationally by U.S. companies.

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

The price of our common stock has increased by over 85% in the six months ended February 28, 2017 and may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

The price of our common stock has increased by over 85% in the six months ended February 28, 2017 due in part to our recent improved revenue and profitability performance, the purchase of two of our competitors (Cynosure and Zeltiq) in February 2017, the financial guidance we communicated to the investor community in February 2017, repurchases of our stock, the overall rise in the stock market following the conclusion of the U.S. presidential election in November 2016 and other factors. As of December 31, 2016, approximately 50% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future.

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

●	The general market conditions unrelated to our operating performance;
●	Sales of large blocks of our common stock, including sales by our executive officers, directors and our large institutional investors;
●	Quarterly variations in our, or our competitors’, results of operations;
●	Actual or anticipated changes or fluctuations in our results of operations;
●	Actual or anticipated changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or our failure to achieve analysts’ estimates;
●	The announcement of new products, service enhancements, distributor relationships or acquisitions by us or our competitors;
●	The announcement of the departure of a key employee or executive officer by us or our competitors;
●	Regulatory developments or delays concerning our, or our competitors’ products; and
●	The initiation of any other litigation by us or against us.

Actual or perceived instability and / or volatility in our stock price could reduce demand from potential buyers of our stock, thereby causing our stock price to either remain depressed or to decline further.

In addition, if the market for medical-device company stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, results of operations or financial condition. The trading price of our common stock might also decline in reaction to events that affect other companies in our industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any future securities litigation could result in substantial costs and divert our management’s attention and resources from our business. This could have a material adverse effect on our business, results of operations and financial condition.

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which would cause our stock price to decline.

We started providing, and may continue to provide, financial guidance about our business and future operating results in February 2017. In developing this guidance, our management must make certain assumptions and judgments about our future operating performance, including projected hiring of sales professionals, continued growth of revenue in the aesthetic device market, continue to increase our market share, reduce costs of production of our recently introduced products, and continued stability of the macro-economic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business.

International revenue is a material component of our business strategy, and represented 45% of our total revenue in 2016 compared to 48% of our total revenue in 2015. In addition, while our international revenue in 2015 increased by 8% compared to 2014, it was negatively impacted by the appreciation of the U.S. Dollar versus the major currencies in which we transact. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan declined in 2015, due in part to the negative impact of foreign exchange and employee turnover, which negatively impacted our revenue from international operations.

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

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

●	Fluctuating foreign currency exchange rates;
●	Difficulties in staffing and managing our foreign operations;
●	Increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
●

Political and economic uncertainty around the world, such as the recent U.S. presidential election and the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”;

●

Compliance with multiple and changing foreign laws and regulations, including foreign certification and regulatory requirements and the risks and costs of non-compliance with such laws and regulations;

●	Lengthy payment cycles and difficulty in collecting accounts receivable;
●

Compliance with laws and regulations for foreign operations, including the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act, import and export control laws, tariffs, trade barriers, economic sanctions and other regulatory or contractual limitations on our ability to sell our offerings in certain foreign markets, and the risks and costs of non-compliance;

●	Customs clearance and shipping delays;
●	Lack of awareness of our brand in international markets;
●	Preference for locally-produced products; and
●	Reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation; and if we were unsuccessful at finding a solution, we may not be able to sell our products in a particular market and, as a result, our revenue may decline.

In addition, compliance with laws and regulations applicable to our international operations increases our cost of doing business in foreign jurisdictions. We may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on our business. In many foreign countries it is common for others to engage in business practices that are prohibited by our internal policies and procedures or United States regulations applicable to us. In addition, although we have implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of our employees, contractors, distributors and agents will comply with these laws and policies. Violations of laws or key control policies by our employees, contractors, distributors or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of our offerings and could have a material adverse effect on our business operations and financial results.

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

We generally offer credit terms of 30 to 90 days to qualified customers. In addition, from time to time, we offer certain key international distributors, with whom we have had an extended period of relationship and payment history, payment terms that are significantly longer than the regular 30 to 90 day terms. This allows such international distributor partners to have our products in stock and provide our products to customers on a timely basis. As of December 31, 2016, one international distributor partner accounted for 12% of our outstanding accounts receivable balance.

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

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar and Canadian Dollar. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, in 2016 the U.S. Dollar devalued against the Japanese Yen by approximately 10%, which had a significant positive foreign exchange impact on our revenue − both from a re-measurement gain upon the conversion of our Japanese Yen denominated revenue as well as the additional positive revenue impact due to the effective price decrease for the local customers importing our U.S. Dollar denominated systems into Japan. However in 2015, as a result of the strengthening of the U.S. Dollar, relative to many other major currencies, our products priced in U.S. Dollars became more expensive relative to products of our foreign competitors. In addition, our revenue earned in foreign currencies, such as our locally generated revenue in Japan, was negatively impacted upon translation into U.S. Dollars. Both these factors had a negative impact on our international revenue in 2015, compared to 2014. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

We compete against companies that offer alternative solutions to our products, or have greater resources, a larger installed base of customers and broader product offerings than ours. In addition, increased consolidation in our industry may lead to increased competition. If we are not able to effectively compete with these companies, it may harm our business.

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by public companies, such as Cynosure (Hologic announced its intent to acquire Cynosure in February 2017), Elen (in Italy), XIO Group (acquired Lumenis in September 2015), Syneron, Zeltiq (Allergan announced its intent to acquire Zeltiq in February 2017), Valeant (acquired Solta in January 2014), as well as private companies, including Alma, Sciton, and several others. Further, other companies could introduce new products that are in direct competition with our products. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources, which increases competition and could result in increased downward pressure on our product prices. For example, in February 2017, Allergan announced its intent to acquire of Zeltiq and Hologic announced its intent to acquire Cynosure, XIO Group acquired Lumenis in September 2015, and Valeant acquired Solta in January 2014. These consolidations have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper sales channels and greater pricing flexibility than we do. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

The energy-based aesthetic market faces competition from non-energy-based medical products, such as Botox and collagen injections. Other alternatives to the use of our products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. We may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed.

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

If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the U.S. Food and Drug Administration (the “FDA”), federal and state agencies or international regulatory bodies.

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

We have obtained 510(k) clearance for the indications for which we market our products. However, our clearances can be revoked if safety or effectiveness problems develop. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. Our products are also subject to state regulations, which, in many instances, change frequently. Changes in state regulations may impede sales. For example, federal regulations allow our products to be sold to, or on the order of, “licensed practitioners,” as determined on a state-by-state basis. As a result, in some states, non-physicians may legally purchase our products. However, a state could change its regulations at any time, thereby prohibiting sales to particular types of end users. We cannot predict the impact or effect of future legislation or regulations at the federal or state levels.

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

We are a sponsor of Biomedical Research. As such, we are also subject to FDA regulations relating to the design and conduct of clinical trials. We are subject to unannounced BIMO audits, with the most recent inspection by FDA occurring over 5 days in August 2016. There were no significant findings and only two observations as a result of this audit. Our responses to these observations were accepted by the FDA. Failure to take satisfactory corrective action in response to an adverse BIMO inspection or our failure to comply with Good Clinical Practices could result in us no longer being able to sponsor Biomedical Research, the reversal of 510(k) clearances previously granted based on the results of clinical trials conducted to gain clinical data to support those 510(k) clearances, or enforcement actions, including a public warning letter, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

If customers are not trained and/or our products are used by non-physicians, it could result in product misuse and adverse treatment outcomes, which could harm our reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm our business.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2016, our balance in marketable investments was $40 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2016 would have potentially decreased by approximately $198,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2016, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Some of our customers and prospective customers have had difficulty procuring or maintaining liability insurance to cover their operation and use of our products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, our customers may discontinue using our products and potential customers may opt against purchasing laser-based products due to the cost or inability to procure insurance coverage. The unavailability of insurance coverage for our customers and prospects could adversely affect our ability to sell our products, and that could harm our financial condition.

From time to time we may become subject to income tax audits or similar proceedings, and as a result we may incur additional costs and expenses or owe additional taxes, interest and penalties that may negatively impact our operating results.

We are subject to income taxes in the United States and certain foreign jurisdictions where we operate through a subsidiary, including Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities.

We are currently under audit for our California sales and use tax returns for the period July 2013 through June 2016, and are uncertain of the potential outcome of this audit. Also, in June 2016, we underwent an audit of our Canadian goods and services tax and harmonized sales tax returns for the period January 2013 to July 2015. Although this audit resulted in immaterial adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions, which could result in an increase or decrease of our current estimate of unrecognized tax benefits and may negatively impact our financial position, results of operations or cash flows.

We may be adversely affected by changes in U.S. tax laws, importation taxes and other changes that may be imposed by the current administration.

Congress and the current administration have indicated a desire to reform the U.S. corporate income tax. As part of any tax reform, it is possible that the current corporate income tax rate may be reduced, and there may be other potential changes including limiting or eliminating various other deductions, credits or tax preferences. In addition, if the current administration starts levying import taxes on products being sourced from Mexico and other international locations from where we source components for building our products, this could adversely affect our cost of producing our products and profitability.

At this time, it is not possible to measure the potential impact on the value of our business, prospects or results of operations that might result upon enactment of U.S tax laws and other changes.

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

These provisions, as well as Change of Control and Severance Agreements entered into with each of our executive officers and certain key employees, might discourage, delay or prevent a change in control of our company or a change in our management. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

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

We were not a party to any pending litigation that we believe will have a material impact to our results of operations as of December 31, 2016.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 28, 2017, the closing sale price of our common stock was $20.40 per share.

Common Stockholders

We had 9 stockholders of record as of February 28, 2017. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 2,000 shareholders.

Stock Prices

The following table sets forth quarterly high and low closing sales prices of our common stock for the indicated fiscal periods:

	Common Stock
	2016		2015
	High	Low	High	Low
4th Quarter	$17.50	$11.94	$14.52	$11.99
3rd Quarter	12.25	10.52	15.60	13.07
2nd Quarter	12.15	10.00	15.98	12.87
1st Quarter	12.87	10.43	14.26	10.86

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the years ended December 31, 2016 and 2015 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
As of December 31, 2014	—	$—	—	$10,000
Additional amount approved February 18, 2015	—	$—	—	$40,000
February18-28, 2015	56	$12.85	56	$39,276
March 1-31, 2015	330	$13.55	330	$34,806
April 1-30, 2015	284	$13.57	284	$30,946
May 1-31, 2015	296	$14.38	296	$26,693
June 1-30, 2015	298	$14.75	298	$22,294
July 1-31, 2015	95	$14.94	95	$20,878
August 1-31, 2015	1,040	$14.41	1,040	$5,898
September 1-30, 2015	210	$14.44	210	$2,860
October 1-31, 2015	209	$13.70	209	—
As of December 31, 2015	2,818	$14.19	2,818	$—
Additional amount approved February 8, 2016				$10,000
March 1-31, 2016	28	$10.89	28	$9,695
April 1-30, 2016	11	$10.91	11	$9,572
May 1-31, 2016	123	$10.35	123	$8,298
June 1-30, 2016	117	$10.64	117	$7,060
July 1-31, 2016	74	$10.87	74	$6,258
August 1-31, 2016	62	$10.86	62	$5,576
September 1-30, 2016	40	$10.89	40	$5,141
As of December 31, 2016	455	$10.67	455	$5,141

As of December 31, 2014, there was $10.0 million authorized for the repurchase of our common stock under the Company’s Stock Repurchase Program. On February 18, 2015, our Board of Directors approved the expansion of our Stock Repurchase Program from $10 million to $40 million, under which we were authorized to repurchase shares of our common stock. In the year ended December 31, 2015, we repurchased 2,818,038 shares of our common stock for approximately $40.0 million.

On February 8, 2016, our Board of Directors approved the expansion of our Stock Repurchase Program by an additional $10 million. In the year ended December 31, 2016, we repurchased 455,311 shares of our common stock for approximately $4.9 million. As of December 31, 2016, there remained an additional $5.1 million to be purchased. On February 13, 2017 our Board of Directors approved the expansion of our Stock Repurchase Program by an additional $5 million. We plan to make the repurchases from time to time through open market transactions at prevailing prices and/or through privately-negotiated transactions, and/or through a pre-arranged Rule 10b5-1 trading plan.

Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

 Performance Graph

Below is a graph showing the cumulative total return to our stockholders during the period from December 31, 2011 through December 31, 2016 in comparison to the cumulative return on the NASDAQ Composite Index (U.S.) and the NASDAQ Medical Equipment Index during that same period.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2016	2015	2014	2013	2012
Net revenue	$118,056	$94,761	$78,138	$74,594	$77,277
Cost of revenue	49,921	40,478	34,765	32,712	35,737
Gross profit	68,135	54,283	43,373	41,882	41,540
Operating expenses:
Sales and marketing	41,563	35,942	32,246	27,984	28,664
Research and development	11,232	10,733	10,543	9,216	8,427
General and administrative	12,943	12,129	11,203	9,938	11,276
Total operating expenses	65,738	58,804	53,992	47,138	48,367
Income (loss) from operations	2,397	(4,521)	(10,619)	(5,256)	(6,827)
Interest and other income, net	323	293	226	455	497
Income (loss) before income taxes	2,720	(4,228)	(10,393)	(4,801)	(6,330)
Income tax (benefit) provision	143	212	219	(54)	218
Net income (loss)	$2,557	$(4,440)	$(10,612)	$(4,747)	$(6,548)
Net income (loss) per share:
Basic	$0.19	$(0.32)	$(0.74)	$(0.33)	$(0.46)
Diluted	$0.19	$(0.32)	$(0.74)	$(0.33)	$(0.46)
Weighted-average number of shares used in per share calculations:
Basic	13,225	13,960	14,254	14,421	14,089
Diluted	13,753	13,960	14,254	14,421	14,089

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2016	2015	2014	2013	2012
Cash, cash equivalents and marketable investments	$54,074	$48,407	$81,146	$83,073	$85,572
Working capital (current assets less current liabilities)	59,460	49,398	81,900	84,654	88,788
Total assets	91,854	77,518	108,913	108,669	112,794
Retained earnings (accumulated deficit)	(27,046)	(29,672)	(25,232)	(14,620)	(9,873)
Total stockholders’ equity	61,010	50,034	80,508	84,265	90,774

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2016. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

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

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are or may be applicable to us.
●	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2016.

Executive Summary

Company Description

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Hong Kong, Japan, Spain (until January 2017), Switzerland and the United Kingdom. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 40 countries. As of December 31, 2016, we had a U.S. direct sales force of 52 employees and a direct international sales force of 34 employees.

Products Revenue

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

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides us with a source of additional revenue, which we treat as Product revenue.

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

Service Revenue

Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products.

Significant Business Trends We believe that our ability to grow revenue will be primarily dependent on the following:

●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Customer demand for our products.
●	Strengthening against the U.S. dollar of key international currencies in which we transact (Australian Dollar, Japanese Yen, Euro, and British Pound).
●	Consumer demand for the application of our products.
●	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of Service, system upgrades, Hand piece refills, and Skincare products.

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

For multiple-element arrangements, judgments are required as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement. For multiple element arrangements we allocate revenue to all deliverables based on their relative selling prices. Because we have neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for our systems, the allocation of revenue has been based on our best estimate of selling prices (“BESP”). The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine BESP for our deliverables by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions.

Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, not under a service contract, is recognized as the services are provided.

Hand Piece Refills

When customers purchase a hand piece refill, we ship a previously refurbished unit and recognize revenue upon shipment. With respect to our truSculpt hand pieces, we include unlimited hand piece replacements in the truSculpt standard warranty contract and recognize the revenue under the warranty model, in which the revenue for the system sale was recognized up-front along with an estimate of the costs which will be incurred under the warranty obligation recorded in cost of revenue.

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

Changes in the subjective assumptions of expected term, volatility and forfeiture rate can materially affect the estimate of fair value of stock-based compensation and, consequently, the related amount recognized on our Consolidated Statements of Operations.

Restricted Stock Units

We grant restricted stock unit (“RSU”) awards to our management employees, officers and directors. RSUs are measured based on the fair market values of the underlying stock on the dates of grant and the stock-based compensation expense is recognized over the vesting period. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the obligation for withholding amounts to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

Performance stock unit (“PSU”) awards are granted to our officers and other members of management. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the degree of achievement of the performance goals. The fair value of PSUs that have operational goals is measured based on the market price of our stock on the date of grant, whereas PSUs with market-based measurement goals are measured using a Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied.

Stock-based compensation expense for PSUs with operational goals is recognized based on the expected degree of achievement of the performance goals over the vesting period. However, stock-based compensation expense for market-based PSU awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided.

On the vesting date of PSU awards, we issue fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by us and record the obligation for withholding amounts as a reduction to additional paid-in capital.

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

As of December 31, 2014, we evaluated the recoverability of our long-lived assets. Relating to the purchased intangible assets associated with the Iridex acquisition in 2012, due to the discontinuation of the manufacture and sale of all products acquired, reduction in projected future service revenue, and reduction in projected revenue expected from the distributor relationships acquired, we determined based on an undiscounted cash flow model that the remaining carrying value of these assets was impaired. Based on a discounted cash flow model, we measured the impairment of the purchased intangible assets and recorded an impairment charge of $650,000 in cost of revenue in the year ended December 31, 2014. Our valuation model relied on unobservable inputs, referred to as Level 3 in the fair value hierarchy, that are supported by little or no market activity and reflect the use of significant management judgment and included expected future cash flow streams as well as a market discount rate. Our valuation model is subject to uncertainties that are difficult to predict. As of December 31, 2016 and December 31, 2015 we determined that there was no impairment to our long-lived assets.

Valuation of Inventories

We state our inventories at the lower of cost or market, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis and market being determined as the lower of replacement cost or net realizable value. Standard costs are monitored and updated quarterly or as necessary, to reflect changes in raw material costs, labor to manufacture the product and overhead rates. We provide for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and estimated market value and charged to cost of revenue to establish a lower cost basis for the inventories. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology, timing of new product introductions and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory provisions that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when product that had previously been written down is sold.

Warranty Obligations

We provide a one-year standard warranty on all systems. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we generally provide a 14 to 16 month warranty for parts only, with labor being provided to the end customer by the distributor.

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

Our effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. Our current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the U.S. The effective tax rate in 2016, 2015 and 2014 was approximately 5%, (5)%, and (2)%, respectively. Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates and being higher in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of our U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

At December 31, 2016, we had an aggregate of approximately $3.1 million of unremitted earnings of foreign subsidiaries that have been, or are intended to be, indefinitely reinvested for continued use in foreign operations. Depending on the timing and nature of the distribution, if the total undistributed earnings of foreign subsidiaries were remitted while the Company is able to utilize its net operating losses, it is likely there would be no material additional tax resulting from the distribution.

Our deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for net operating losses (“NOL”) and tax credit carryforwards. A valuation allowance reduces deferred tax assets to estimated realizable value, which assumes that it is more likely than not that we will be able to generate sufficient future taxable income in certain tax jurisdictions to realize the net carrying value. We have fully reserved our U.S. federal and state deferred tax assets due to our history of operating losses. In the future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release.

The utilization of NOL carryforwards and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the U.S. Internal Revenue Code (“IRC” or the “Code”), and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and tax credits before utilization. We have completed an IRC Section 382 analysis through December 31, 2016 and determined that there were no significant limitations to the utilization of NOL or tax credit carryforwards. As such, the NOL and tax credit carryforwards presented in this Form 10-K are not expected to expire unutilized, unless there is a future ownership change as determined by Section 382 of the IRC.

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

Recent Accounting Guidance

For a full description of recent accounting pronouncements, including the respective effective dates of adoption and effects on results of operations and financial condition see Note 1 “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2016	2015	2014

Net revenue	100%	100%	100%
Cost of revenue	42%	43%	44%
Gross profit	58%	57%	56%
Operating expenses:
Sales and marketing	35%	38%	41%
Research and development	10%	11%	14%
General and administrative	11%	13%	14%
Total operating expenses	56%	62%	69%
Income (loss) from operations	2%	(5)%	(13)%
Interest and other income, net	—%	—%	—%
Income (loss) before income taxes	2%	(5)%	(13)%
Income tax provision	—%	—%	—%
Net income (loss)	2%	(5)%	(13)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2016	% Change	2015	% Change	2014
Revenue mix by geography:
United States	$65,513	34%	$48,916	38%	$35,494
Percent of total	55%		52%		45%

Japan	$14,727	28%	$11,504	(14)%	$13,328
Asia, excluding Japan	13,445	(14)%	15,596	41%	11,023
Europe	7,539	(2)%	7,728	(1)%	7,792
Rest of the world	16,832	53%	11,017	5%	10,501
Total international revenue	52,543	15%	45,845	8%	42,644
Percent of total	45%		48%		55%
Total consolidated revenue	$118,056	25%	$94,761	21%	$78,138

Revenue mix by product category:
Systems – North America	$58,595	45%	$40,528	49%	$27,122
Systems – International	34,126	11%	30,695	18%	25,984
Total Systems	92,721	30%	71,223	34%	53,106
Hand Piece Refills	2,498	(14)%	2,910	(22)%	3,714
Skincare	3,809	32%	2,889	(17)%	3,479
Service	19,028	7%	17,739	(1)%	17,839
Total consolidated revenue	$118,056	25%	$94,761	21%	$78,138

Revenue by Geography:

Our U.S. revenue increased by 34% in 2016, compared to 2015. The increase in U.S. revenue was primarily a result of revenue generated across all our major platforms, including our recently introduced enlighten and excel HR products, as well as continued growth of our excel V, xeo and truSculpt products.

Our U.S. revenue increased by 38% in 2015, compared to 2014. The increase in U.S. revenue was primarily a result of revenue generated by our most recently introduced enlighten and excel HR products, continued growth of our excel V, xeo and truSculpt products, partially offset by declines in revenue from other legacy products.

Our total international revenue increased by 15% in 2016, compared to 2015, and represented 45% of our total revenue. The increase in international revenue was primarily a result of increases in our direct business in Japan as well as increases in our distributor business in the Middle East, Europe and Asia. This was partially offset by a decline in our direct business in Europe.

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

Revenue by Product Category:

Our Product revenue increased by 30% in 2016, compared to 2015. This increase in Product revenue was primarily attributable to revenue generated by the most recently launched enlighten platform (enlighten III was launched in December 2016) and excel HR, the continued growth in xeo, excel V and truSculpt, partially offset by revenue declines in our other legacy products.

Our Product revenue increased by 34% in 2015, compared to 2014. This increase in Product revenue was primarily attributable to revenue generated by our most recently introduced enlighten and excel HR products, the continued growth in excel V sales and increases in sales of truSculpt, partially offset by declines in our legacy products.

Our Hand Piece Refills revenue decreased by 14% and 22% in 2016 and 2015, respectively, compared to the respective prior year periods. These decreases were due primarily to declines in Titan hand piece refill revenue caused by reduced utilization.

Our Skincare revenue increased by 32% in 2016, compared to 2015. This increase was primarily due to expanded product offerings of this distributed product, as well as an increase in the value of the Japanese Yen versus the U.S Dollar by approximately 10% in 2016, when compared to 2015. Our Skincare revenue decreased by 17% in 2015, compared to 2014. This decrease was primarily a result of the devaluation of the Japanese Yen versus the U.S. Dollar by approximately 14% in 2015, compared to 2014, which had an adverse impact on our revenue.

Our Service revenue increased by 7% in 2016 and decreased by 1% in 2015, compared to the respective prior year periods. The increase in 2016, compared to 2015, was due primarily to increased sales of system parts to our network of international distributors.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2016	% Change	2015	% Change	2014
Gross Profit	$68,135	26%	$54,283	25%	$43,373
As a percentage of total revenue	58%		57%		56%

Our cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs, amortization of intangibles and manufacturing overhead expenses. The patents that we licensed for applicable hair-removal products, expired in February 2016 and as a result, all of our revenue from February 2016 onwards was not subject to royalties. Gross margin as a percentage of net revenue improved to 58% in 2016, compared to 57% in 2015, which was primarily attributable to the following:

●	A $23.3 million increase in total revenue, which improved the leverage of our manufacturing department expenses; partially offset by
●

A continued shift in product mix towards lower margin products, primarily as a result of our growth in both excel HR and enlighten products which have a higher cost structure than our other product platforms.

Gross margin as a percentage of net revenue improved to 57% in 2015, compared to 56% in 2014, which was primarily attributable to the following:

●	A $16.6 million increase in total revenue, which improved the leverage of our manufacturing department expenses; and
●	A one-time impairment charge in 2014 of $650,000 for purchased intangibles related to a previous acquisition, which did not reoccur in 2015; partially offset by
●

A partial shift in product mix towards lower margin products, primarily as a result of our newly introduced excel HR and enlighten products in 2014, which have a higher cost structure than our legacy products.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2016	% Change	2015	% Change	2014
Sales and marketing	$41,563	16%	$35,942	11%	$32,246
As a percentage of total revenue	35%		38%		41%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses increased by $5.6 million in 2016, compared to 2015, which was primarily attributable to the following:

●

$3.2 million increase in personnel related expenses in North America, due primarily to higher commissions as a result of increased North American revenue and higher salaries due to an increase in headcount;

●	$1.2 million increase in North America travel and entertainment expense, due primarily to increased activity and increase headcount;
●	$1.1 million of increased promotional spending, primarily in North America; partially offset by
●	$705,000 of decreased personnel related expenses in our international direct and distributor business, primarily due to reduced severance costs, lower salaries and benefit expenses.

Sales and marketing expenses increased by $3.7 million in 2015, compared to 2014, which was primarily attributable to the following:

●	$2.6 million increase in personnel related expenses in North America, due primarily to higher commissions as a result of increased North American revenue and an increase in severance costs;
●	$1.1 million increase in non-Japan international spending, primarily as a result of higher international sales headcount as well as the expansion of our international operations;
●	$713,000 of increased promotional spending, primarily in North America; partially offset by
●	$1.1 million decrease in Japan expenses resulting primarily from the continued devaluation of the Japanese Yen versus the U.S. Dollar.

Sales and marketing expenses as a percentage of net revenue, decreased to 35% and 38% in 2016 and 2015, respectively, compared to 38% and 41% in the respective prior year periods. These decreases are attributable to the increased leveraging of our sales and marketing expenses as revenue has increased.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2016	% Change	2015	% Change	2014
Research and development	$11,232	5%	$10,733	2%	$10,543
As a percentage of total revenue	10%		11%		14%

Research and development expenses consist primarily of personnel, clinical and regulatory expenses, as well as material costs. R&D expenses increased $499,000 in 2016, compared to 2015, which was primarily attributable to:

●	$735,000 of higher personnel expenses;
●	$202,000 increase in expensed tools and equipment spending; partially offset by
●	A decrease of $333,000 in material spending.

R&D expenses increased $190,000 in 2015, compared to 2014, which was primarily attributable to:

●	$739,000 of higher personnel expenses;
●	$262,000 increase in expensed tools and equipment spending; partially offset by
●	A decrease of $900,000 in material spending.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2016	% Change	2015	% Change	2014
General and administrative	$12,943	7%	$12,129	8%	$11,203
As a percentage of total revenue	11%		13%		14%

General and administrative expenses consist primarily of: personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $814,000 in 2016, compared to 2015, which was primarily attributable to:

●	Litigation settlement expenses and legal fees associated with a litigation matter settled in the second quarter of 2016; partially offset by
●	$594,000 of decreased U.S. medical excise tax, due to the two-year moratorium effective January 1, 2016.

G&A expenses increased by $926,000 in 2015, compared to 2014, which was primarily attributable to:

●	$1.2 million of increased personnel related expenses;
●	$182,000 of increased excise tax, due to increased sales in the U.S.; partially offset by
●	$304,000 of decreased legal fees and costs of settlements; and
●	A reduction of $200,000 in fees resulting from the conclusion of a management consulting engagement in 2014 that did not reoccur in 2015.

Interest and Other Income, Net

The components of “Interest and Other Income, Net” are as follows:

	Year Ended December 31,
(Dollars in thousands)	2016	% Change	2015	% Change	2014
Interest income	$330	—%	$330	(19)%	$406
Other income (expense), net	(7)	(81)%	(37)	(79)%	(180)
Total interest and other income, net	$323	10%	$293	30%	$226

Interest income was flat in 2016, compared to 2015. Interest income decreased 19% in 2015, compared to 2014, primarily attributable to decreases in our cash, cash equivalents and marketable investments balances resulting from repurchasing $40 million of our common stock, as well as decreased yields on our investments. Our cash, cash equivalents and marketable investments at December 31, 2016, 2015 and 2014 were $54.1 million, $48.4 million and $81.1 million, respectively.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2016	$ Change	2015	$ Change	2014
Income (loss) before income taxes	$2,720	$6,948	$(4,228)	$6,165	$(10,393)
Income tax provision	143	(69)	212	(7)	219
Effective tax rate	5%		(5)%		(2)%

In 2016, 2015 and 2014, we recorded an income tax provision of $143,000, and $212,000 and $219,000, respectively, which was primarily related to foreign tax expenses as we applied a full valuation allowance against all U.S. federal and state deferred tax assets arising during each of these years.

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

	Year ended December 31,
(Dollars in thousands)	2016	2015	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$13,775	$10,868	$2,907
Marketable investments	40,299	37,539	2,760
Total	$54,074	$48,407	$5,667

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2016	2015	2014
Cash flows provided by (used in):
Operating activities	$1,992	$(1,359)	$(4,286)
Investing activities	(3,392)	32,646	(5,611)
Financing activities	4,307	(30,222)	3,458)
Net increase (decrease) increase in cash and cash equivalents	$2,907	$1,065	$(6,439)

Cash Flows from Operating Activities

We generated net cash of $2.0 million in operating activities during 2016, which was primarily attributable to:

●

$7.3 million provided by operations based on a net income of $2.6 million after adjusting for non-cash related items of $4.7 million, consisting primarily of stock-based compensation expense of $3.7 million and depreciation and amortization expense of $1.0 million;

●	$3.5 million generated from an increase in accrued liabilities, primarily associated with personnel costs; partially offset by
●	$4.9 million used as a result of an increase in accounts receivable that resulted primarily from increased product sales in December 2016, compared to December 2015;
●	$2.9 million used to increase raw material inventories due to an expanded product line; and
●

$0.8 million used as a result of a decrease in deferred revenue, due primarily from the amortization of service contracts from previous years that was not replaced by new contracts given our decision to not provide discounted extended service contracts with our system sales.

We used net cash of $1.4 million in operating activities during 2015, which was primarily attributable to:

●

$1.1 million provided by operations based on a net loss of $4.4 million after adjusting for non-cash related items of $5.5 million, consisting primarily of stock-based compensation expense of $4.1 million and depreciation and amortization expense of $1.2 million;

●	$2.7 million generated from an increase in accrued liabilities, primarily associated with personnel costs; offset by
●	$2.3 million used as a result of a decrease in deferred revenue due primarily from the amortization of service contracts from previous years;
●	$1.1 million used to pay down a high accounts payable balance as of December 31, 2014; and
●	$1.1 million used to increase raw material and finished goods inventories due to an expanded product line.

Cash Flows from Investing Activities

We used net cash of $3.4 million in investing activities in 2016, which was primarily attributable to:

●	$37.7 million used to purchased marketable investments;
●	$0.5 million used to purchase property and equipment; partially offset by
●	$34.8 million in proceeds from the sales and maturities of marketable investments.

We generated net cash of $32.6 million in investing activities in 2015, which was primarily attributable to:

●	$33.4 million in proceeds from the sales and maturities, net of purchases, of marketable investments for financing our stock repurchase and operations; partially offset by
●	$0.7 million of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities in 2016 was $4.3 million, which was primarily due to:

●

proceeds of $10.1 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (or “ESPP”) program; partially offset by

●	the repurchase of common stock for $4.9 million; and
●	$0.6 million of cash used for taxes paid related to net share settlement of equity awards.

Net cash used in financing activities in 2015 was $30.2 million, which was primarily due to:

●	the repurchase of common stock for $40.1 million;
●	$1.0 million of cash used for taxes paid related to net share settlement of equity awards; partially offset by
●	proceeds of $11.1 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of cash resources to meet future needs

We had cash, cash equivalents and marketable investments of $54.1 million as of December 31, 2016. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years, as well as for financing the $10.1 million remaining in our Stock Repurchase Program.

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2016:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$2,141	$1,912	$229	$—	$—
Capital leases	993	367	626	—	—
Total leases	$3,134	$2,279	$855	$—	$—

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2016. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet an $82,000 long-term income tax liability for unrecognized tax benefits and accrued interest as of December 31, 2016. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our investment portfolio. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of December 31, 2016, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would potentially decline by approximately $198,000.

Foreign Currency Risk

In 2016 and 2015, our international revenue was approximately 45% and 48%, respectively, of our total revenue. Approximately 45% and 49%, of our international revenue was denominated in U.S. Dollars. All of the remaining revenue was denominated in Japanese Yen, Euros, Australian Dollars and Swiss Francs. Our Japanese Yen denominated revenue represents the majority of our foreign currency denominated revenue.

In 2016, the U.S. Dollar devalued against the Japanese Yen by approximately 10%, which had a significant positive foreign exchange impact on our revenue − both from a re-measurement gain upon the conversion of our Japanese Yen denominated revenue as well as the additional positive revenue impact due to the effective price decrease for the local customers importing our U.S. Dollar denominated systems into Japan. In addition, the U.S. Dollar devaluation against the Japanese Yen had an unfavorable foreign currency translation impact on our local cost of sales and operating expenses.

In 2015, the Japanese Yen, compared to the U.S. Dollar, devalued by approximately 14%, which had a significant adverse foreign exchange impact on our revenue − both from a re-measurement loss upon the conversion of our Japanese Yen denominated revenue as well as the additional negative revenue impact due to the effective price increase for the local customers importing our U.S. Dollar denominated systems into Japan. In addition, the Japanese Yen devaluation had a favorable foreign currency translation impact on our local cost of sales and operating expenses.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cutera, Inc.

Brisbane, California

We have audited the accompanying consolidated balance sheets of Cutera, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cutera, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cutera Inc.’s internal control over financial reporting as of December 31, 2016 and 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 15, 2017

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$13,775	$10,868
Marketable investments	40,299	37,539
Accounts receivable, net of allowance for doubtful accounts of $21 and $4, respectively	16,547	11,669
Inventories	14,977	12,078
Other current assets and prepaid expenses	2,251	1,675
Total current assets	87,849	73,829
Property and equipment, net	1,907	1,473
Deferred tax assets	377	350
Intangibles, net	2	143
Goodwill	1,339	1,339
Other long-term assets	380	384
Total assets	$91,854	$77,518
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,598	$1,959
Accrued liabilities	17,397	13,834
Deferred revenue	8,394	8,638
Total current liabilities	28,389	24,431
Deferred revenue, net of current portion	1,705	2,287
Income tax liability	168	182
Other long-term liabilities	582	584
Total liabilities	30,844	27,484
Commitments and contingencies (Note 10)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value:
Authorized: 5,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value:
Authorized: 50,000,000 shares; Issued and outstanding: 13,773,389 and 12,980,807 shares at December 31, 2016 and 2015, respectively	14	13
Additional paid-in capital	88,114	79,782
Accumulated deficit	(27,046)	(29,672)
Accumulated other comprehensive loss	(72)	(89)
Total stockholders’ equity	61,010	50,034
Total liabilities and stockholders’ equity	$91,854	$77,518

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net revenue:
Products	$99,028	$77,022	$60,299
Service	19,028	17,739	17,839
Total net revenue	118,056	94,761	78,138
Cost of revenue:
Products	40,149	32,402	26,796
Service	9,772	8,076	7,969
Total cost of revenue	49,921	40,478	34,765
Gross profit	68,135	54,283	43,373
Operating expenses:
Sales and marketing	41,563	35,942	32,246
Research and development	11,232	10,733	10,543
General and administrative	12,943	12,129	11,203
Total operating expenses	65,738	58,804	53,992
Income (loss) from operations	2,397	(4,521)	(10,619)
Interest and other income, net	323	293	226
Income (loss) before income taxes	2,720	(4,228)	(10,393)
Income tax provision	143	212	219
Net income (loss)	$2,577	$(4,440)	$(10,612)

Net income (loss) per share:
Basic	$0.19	$(0.32)	$(0.74)
Diluted	$0.19	$(0.32)	$(0.74)
Weighted-average number of shares used in per share calculations:
Basic	13,225	13,960	14,254
Diluted	13,753	13,960	14,254

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$2,577	$(4,440)	$(10,612)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	30	(87)	(42)
Less: Reclassification adjustment for net gains on investments recognized during the year	(3)	(7)	(4)
Net change in unrealized gain (loss) on available-for-sale investments	27	(94)	(46)
Tax provision	10	—	—
Other comprehensive income (loss), net of tax	17	(94)	(46)
Comprehensive income (loss)	$2,594	$(4,534)	$(10,658)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2013	13,931,833	$14	$98,820	$(14,620)	$51	$84,265
Issuance of common stock for employee purchase plan	52,759	—	451	—	—	451
Exercise of stock options	396,970	—	3,307	—	—	3,307
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	65,388	—	(156)	—	—	(156)
Stock-based compensation expense	—	—	3,299	—	—	3,299
Net loss	—	—	—	(10,612)	—	(10,612)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(46)	(46)
Balance at December 31, 2014	14,446,950	14	105,721	(25,232)	5	80,508
Issuance of common stock for employee purchase plan	55,872	—	577	—	—	577
Exercise of stock options	1,141,904	2	10,500	—	—	10,502
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	154,119	—	(1,018)	—	—	(1,018)
Repurchase of common stock	(2,818,038)	(3)	(40,082)	—	—	(40,085)
Stock-based compensation expense	—	—	4,084	—	—	4,084
Net loss	—	—	—	(4,440)	—	(4,440)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(94)	(94)
Balance at December 31, 2015	12,980,807	13	79,782	(29,672)	(89)	50,034
Deferred tax relating to adoption of ASU 2016-09	—	—	—	49	—	49
Issuance of common stock for employee purchase plan	79,922	—	768	—	—	768
Exercise of stock options	1,051,138	1	9,342	—	—	9,343
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	116,833	—	(618)	—	—	(618)
Repurchase of common stock	(455,311)	—	(4,873)	—	—	(4,873)
Stock-based compensation expense	—	—	3,713	—	—	3,713
Net income	—	—	—	2,577	—	2,577
Net change in unrealized loss on available-for-sale investments	—	—	—	—	17	17
Balance at December 31, 2016	13,773,389	$14	$88,114	$(27,046)	$(72)	$61,010

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$2,577	$(4,440)	$(10,612)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,713	4,084	3,299
Depreciation and amortization	982	1,186	1,336
Impairment of intangible assets	—	—	650
Other	15	227	206
Changes in assets and liabilities:
Accounts receivable	(4,899)	(536)	(1,460)
Inventories	(2,899)	(1,090)	(1,982)
Other current assets and prepaid expenses	(432)	241	239
Other long-term assets	4	(23)	(37)
Accounts payable	639	(1,124)	1,263
Accrued liabilities	3,461	2,687	1,650
Other long-term liabilities	(329)	(289)	(285)
Deferred revenue	(826)	(2,319)	1,410
Income tax liability	(14)	37	37
Net cash provided by (used in) operating activities	1,992	(1,359)	(4,286)
Cash flows from investing activities:
Acquisition of property, equipment and software	(537)	(746)	(734)
Disposal of property and equipment	20	—	—
Proceeds from sales of marketable investments	9,008	21,171	12,354
Proceeds from maturities of marketable investments	25,810	35,918	26,915
Purchase of marketable investments	(37,693)	(23,697)	(44,146)
Net cash provided by (used in) investing activities	(3,392)	32,646	(5,611)
Cash flows from financing activities:
Repurchase of common stock	(4,873)	(40,085)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,111	11,079	3,758
Taxes paid related to net share settlement of equity awards	(618)	(1,018)	(156)
Payments on capital lease obligation	(313)	(198)	(144)
Net cash provided by (used in) financing activities	4,307	(30,222)	3,458
Net increase (decrease) in cash and cash equivalents	2,907	1,065	(6,439)
Cash and cash equivalents at beginning of year	10,868	9,803	16,242
Cash and cash equivalents at end of year	$13,775	$10,868	$9,803
Supplemental cash flow information:
Cash paid for interest	$43	$20	$26
Cash paid for income taxes	$222	$160	$225
Supplemental non-cash investing and financing activities:
Assets acquired under capital lease	$801	$285	$70

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

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Hong Kong, Japan, Spain (until January 2017), Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States. The Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income (loss), until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments are the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value or the maturity of the investment, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2016, 2015, and 2014.

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

Accounts receivable are typically unsecured and are derived from revenue earned from worldwide customers. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. As of December 31, 2016 and 2015, there was one customer who represented 12% and 10%, respectively, of the Company’s net accounts receivable.

During the years ended December 31, 2016, 2015, and 2014, domestic revenue accounted for 55%, 52%, and 45%, respectively, of total revenue, while international revenue accounted for 45%, 48%, and 55%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2016, 2015, and 2014.

The Company is also subject to risks common to companies in the medical device industry, including, but not limited to, new technology innovations, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability, Food and Drug Administration and/or international regulatory approvals required for new products and compliance with government regulations.

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

As of December 31, 2016 and 2015, demonstration inventories, net of accumulated depreciation, included in Finished goods inventory balance was $2.4 and $2.3 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation recognized is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives
Leasehold improvements	Lesser of useful life or term of lease
Office equipment and furniture (in years)	3
Machinery and equipment (in years)	3

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Depreciation expense related to property and equipment for 2016, 2015 and 2014, was $841,000, $734,000 and $562,000 respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.

Goodwill and Intangible Assets

Goodwill, which represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets, is not subject to amortization, but is subject to at least an annual assessment for impairment, applying a fair-value based test.

The Company’s intangible assets are comprised of purchased technology sub-licenses, acquired customer relationships, and those assets acquired in conjunction with an asset acquisition in February 2012 including existing customer relationships, product portfolio and a manufacturing process for the products acquired. All identifiable intangibles have finite lives and are carried at cost, net of accumulated amortization. Amortization was recorded using the straight-line method, except for a portion of the purchased intangibles which are being amortized on a declining-balance basis, over their respective useful lives, which range from approximately 11 months to 10 years.

Impairment of Long-lived Assets

Goodwill is not amortized, but is tested for impairment at least annually or as circumstances indicate their value may no longer be recoverable. The goodwill impairment test is performed annually during the fourth fiscal quarter (or earlier if impairment indicators arise). The Company continues to operate in one segment, which is considered to be the sole reporting unit and therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2016, there has been no impairment of goodwill.

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

Warranty Obligations

The Company provides a standard one-year warranty on all systems sold to end-customers. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, the Company generally provides a 14 to 16 month warranty for parts only, with labor being provided to the end customer by the distributor.

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

With respect to the sale of its truSculpt product, the Company includes unlimited refills as part of the truSculpt standard warranty and the Company does not account for the truSculpt warranty as a separate deliverable under the multiple-element arrangement revenue guidance. Upon a truSculpt sale, the Company recognizes the estimated costs which will be incurred under the warranty obligation in Products cost of revenue.

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue billed on a time and material basis, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2016, 2015, and 2014 was $19.0 million, $17.7 million, and $17.8 million, respectively.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in our internal manufacturing processes, technology license amortization and royalties, costs associated with product warranties and any inventory or intangible write-downs.

The Company's system sales include a control console, universal graphic user interface, control system software, high voltage electronics and a combination of applications (referred to as hand pieces). Hand pieces are programmed to have a limited number of uses to ensure the safety of the device to patients. The Company sells refurbished hand pieces, or "refills," of its Titan product and provides for refurbishment of other hand pieces under warranty or service contracts. When customers purchase a replacement hand piece (or “refill”) or are provided a replacement hand piece under a warranty or service contract, the Company ships the customer a previously refurbished unit. Upon the receipt of the expended hand piece from the customer the Company capitalizes the expended hand piece as inventory at the estimated fair value. Cost of revenue includes the costs incurred to refurbish hand pieces.

Research and Development Expenditures

Costs related to research, design, development and testing of products are charged to research and development expense as incurred. Expenses incurred primarily relate to employees, facilities, material, third party contractors and clinical and regulatory fees.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2016, 2015 and 2014 were $1.3 million, $1.2 million and $1.6 million, respectively.

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

Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for stock-based awards for options exercised and for RSUs and PSUs vested during the period (excess tax benefits), are classified as operating cash flows.

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

Foreign Currency

The U.S. Dollar is the functional currency of the Company’s subsidiaries. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2016. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2016.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2016 and 2015, 98% of all long-lived assets were maintained in the U.S. See Note 9 for details relating to revenue by geography.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Updates (“ASU”) No. 2014-09, Revenue from Contracts with Customers, outlining a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB deferred the effective date of this standards update to fiscal years beginning after December 15, 2017, with early adoption permitted on the original effective date of fiscal years beginning after December 15, 2016. The standard permits the use of either a retrospective or modified retrospective application. The Company is evaluating the effects of the new guidance and have not yet selected a transition method or determined the potential effects of adoption on the consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory. Currently, an entity is required to measure its inventory at the lower of cost or market, whereby market can be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. The changes require that inventory be measured at the lower of cost and net realizable value, thereby eliminating the use of the other two market methodologies. Net realizable value is defined as the estimated selling prices in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation. These changes do not apply to inventories measured using LIFO (last-in, first-out) or the retail inventory method. These changes became effective on January 1, 2017 and management does not expect the updated standard to have a material impact on the reported inventory balances in the Consolidated Financial Statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. This guidance establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations. The mandatory adoption date of this standard is for fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company expects that upon adoption, ROU assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

Adopted Accounting Pronouncements

The Company early adopted ASU 2016-09 in the fourth quarter of 2016. For a detailed discussion of the impact of the adoption, refer to “Note 6—Income Taxes.”

NOTE 2—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2016	2015
Cash and cash equivalents:
Cash	$6,672	$9,830
Cash equivalents:
Money market funds	6,053	1,000
Commercial paper	1,050	38
Total cash and cash equivalents	13,775	10,868

Marketable securities:
U.S. government notes	8,398	7,779
U.S. government agencies	3,916	12,608
Municipal securities	1,325	4,346
Commercial paper	12,299	4,040
Corporate debt securities	14,361	8,766
Total marketable securities	40,299	37,539

Total cash, cash equivalents and marketable securities	$54,074	$48,407

The following table summarizes unrealized gains and losses related to the Company’s marketable investments (in thousands):

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$13,775	$—	$—	$13,775

Marketable investments
U.S. government notes	8,403	4	(9)	8,398
U.S. government agencies	3,918	—	(2)	3,916
Municipal securities	1,325	—	—	1,325
Commercial paper	12,299	2	(2)	12,299
Corporate debt securities	14,366	3	(8)	14,361
Total marketable securities	40,311	9	(21)	40,299

Total cash, cash equivalents and marketable securities	$54,086	$9	$(21)	$54,074

December 31, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$10,868	$—	$—	$10,868

Marketable investments
U.S. government notes	7,780	1	(2)	7,779
U.S. government agencies	12,630	3	(25)	12,608
Municipal securities	4,344	2	—	4,346
Commercial paper	4,041	1	(2)	4,040
Corporate debt securities	8,783	—	(17)	8,766
Total marketable securities	37,578	7	(46)	37,539

Total cash, cash equivalents and marketable securities	$48,446	$7	$(46)	$48,407

No investments were in a continuous unrealized loss position for longer than 12 months as of December 31, 2016 and 2015.

The following table summarizes the estimated fair value of the Company’s marketable investments classified by the contractual maturity date of the security as of December 31, 2016 (in thousands):

Amount
Due in less than one year (fiscal year 2017)	$36,796
Due in 1 to 3 years (fiscal year 2018-2019)	3,503
Total marketable securities	$40,299

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,053	$—	$—	$6,053
Commercial paper	—	1,050	—	1,050
Short term marketable investments:
Available-for-sale securities	—	40,299	—	40,299
Total assets at fair value	$6,053	$41,349	$—	$47,402

December 31, 2015	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,000	$—	$—	$1,000
Commercial paper	—	38	—	38
Short term marketable investments:
Available-for-sale securities	—	37,539	—	37,539
Total assets at fair value	$1,000	$37,577	$—	$38,577

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2016 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better.

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

NOTE 3—BALANCE SHEET DETAIL

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2016	2015
Raw materials	$10,966	$7,982
Finished goods	4,011	4,096
Total	$14,977	$12,078

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2016	2015
Leasehold improvements	$652	$822
Office equipment and furniture	2,973	2,970
Machinery and equipment	5,435	4,662
	9,060	8,454
Less: Accumulated depreciation	(7,153)	(6,981)
Property and equipment, net	$1,907	$1,473

Included in machinery and equipment are financed vehicles used by the Company’s North American sales employees. As of December 31, 2016 and 2015, the gross capitalized value of the leased vehicles was $1.4 million and $862,000 and the related accumulated depreciation was $492,000 and $374,000, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit, and, customer relationships in the Benelux countries acquired from a former distributor in 2013. The components of intangible assets at December 31, 2016 and 2015 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization & Impairment Amount	Net Amount
December 31, 2016
Patent sublicense	$1,218	$1,218	$—
Customer relationship intangible related to acquisition	2,510	2,508	2
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	155	—
Goodwill	1,339	—	1,339
Total	$6,002	$4,661	$1,341
December 31, 2015
Patent sublicense	$1,218	$1,218	$—
Customer relationship intangible related to acquisition	2,510	2,367	143
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	155	—
Goodwill	1,339	—	1,339
Total	$6,002	$4,520	$1,482

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

Amortization expense (excluding the impairment charge described above) in the 2016, 2015, and 2014 fiscal years for intangible assets was $141,000, $452,000, and $773,000, respectively.

Based on intangible assets recorded at December 31, 2016, and assuming no subsequent additions to, or impairment of the underlying assets, the remaining annual amortization expense will be as follows (in thousands):

Year ending December 31,	Amount
2017	$2
Total	$2

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Accrued payroll and related expenses	$9.036	$7,726
Accrued sales tax	2,373	1,935
Warranty liability	2,461	1,819
Other accrued liabilities	3,527	2,354
Total	$17,397	$13,834

NOTE 4—WARRANTY AND SERVICE CONTRACTS

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, and Switzerland, as well as through third-party service providers in Spain and United Kingdom. In several other countries, where it does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale.

Warranty Accrual (in thousands)

	December 31,
	2016	2015
Balance at beginning of year	$1,819	$1,167
Add: Accruals for warranties issued during the year	5,375	4,134
Less: Settlements and expirations made during the year	(4,733)	(3,482)
Balance at end of year	$2,461	$1,819

Deferred Service Contract Revenue (in thousands)

	December 31,
	2016	2015
Balance at beginning of year	$10,469	$12,949
Add: Payments received	12,344	10,378
Less: Revenue recognized	(13,382)	(12,858)
Balance at end of year	$9,431	$10,469

Costs incurred under service contracts in 2016, 2015 and 2014 amounted to $6.7 million, $6.2 million, and $6.6 million, respectively, and are recognized as incurred.

NOTE 5—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2016, the Company had the following stock-based employee compensation plans:

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

In accordance with the 2004 Equity Incentive Plan, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. Commencing with 2012, the Company’s non-employee directors get $60,000 of RSUs annually that cliff-vest on the one year anniversary of the grant date. Additionally, in 2016, one of our non-employee directors was granted 6,500 RSUs for consulting services rendered to the Company. In the years ended December 31, 2016, 2015 and 2014, the Company issued 45,350, 21,020 and 38,688 RSUs, respectively, to its non-employee directors.

In the years ended December 31, 2016, 2015 and 2014 the Company’s Board of Directors granted 229,865, 107,417 and 211,250 respectively, of RSUs to its executive officers and certain members of the Company’s management. The RSUs granted to the employees vest at the rate of one-fourth on the one-year anniversary of the grant date, and one-fourth in each of the subsequent three years. The RSUs granted to the executive officers vest at the rate of one-third on the one-year anniversary of the grant date, and one-third in each of the subsequent two years. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period.

In the years ended December 31, 2016, 2015 and 2014 the Company’s Board of Directors granted its executive officers and certain senior management employees 204,976, 74,667 and 105,000 of PSUs. The PSUs vest over a period of 12 months, 8.5 months and 12 months, respectively, subject to the recipient’s continued service and achievement of the pre-established operational goals related to revenue and operating income improvement. For the 2015 PSU awards, in addition to operational goals, there was a market-based goal as well. At the vest date, the Company issues fully-paid up common stock, based on the degree of achievement of the pre-established targets.

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

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2016, 2015 and 2014. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. In the years ended December 31, 2016, 2015 and 2014, under the 2004 ESPP, the Company issued 79,922, 55,872 and 52,759 shares, respectively. At December 31, 2016, 770,063 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions)(1)
Balances as of December 31, 2013	709,483	3,792,162	$9.42	4.2	$5.1
Additional shares reserved(2)	200,000	—	—
Options granted	(486,300)	486,300	$9.78
Options exercised	—	(396,970)	$8.33
Options cancelled (expired or forfeited)	418,925	(418,925)	$11.15
Stock awards granted	(764,394)	—	—
Stock awards cancelled (expired or forfeited)	52,046	—	—
Balances as of December 31, 2014	129,760	3,462,567	$9.39	3.4	$5.7
Additional shares reserved(3)	1,300,000	—
Options granted	(129,000)	129,000	$13,.26
Options exercised	—	(1,141,904)	$9.20
Options cancelled (expired or forfeited)	300,866	(300,866)	$12.37
Stock awards granted	(430,580)	—	—
Stock awards cancelled (expired or forfeited)	92,379	—	—
Balances as of December 31, 2015	1,263,425	2,148,797	$9.31	3.4	$7.9
Options granted	(162,000)	162,000	$11.55
Options exercised	—	(1,051,138)	$8.89
Options cancelled (expired or forfeited)	143,187	(143,187)	$12.93
Stock awards granted	(1,018,005)	—	—
Stock awards cancelled (expired or forfeited)	495,050	—	—
Balances as of December 31, 2016	721,657	1,116,472	$9.56	3.7	$8.7
Exercisable as of December 31, 2016		767,277	$8.92	3.0	$6.5
Vested and expected to vest, net of estimated forfeitures, as of December 31, 2016		1,069,923	$9.47	3.6	$8.4

(1)	Based on the closing stock price of the Company’s stock of $17.35 on December 30, 2016, $12.79 on December 31, 2015, $10.68 on December 31 2014 and $10.18 on December 30, 2013.
(2)	Approved by Board of Directors in 2014, approved by stockholders in 2015.
(3)	Approved by stockholders in 2015.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2016. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2016, 2015 and 2014 was $3.6 million, $5.1 million, and $824,000, respectively. The options outstanding and exercisable at December 31, 2016 were in the following exercise price ranges:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
	$6.88		158,643	2.57	158,643	$6.88
$7.15	–	$8.52	32,750	1.85	32,750	7.71
	$8.72		127,995	1.40	127,995	8.72
	$8.80		213,741	3.46	166,370	8.80
$8.91	–	$9.65	144,460	4.19	100,019	9.31
$9.97	–	$10.03	115,000	4.66	67,605	9.99
$10.24	-	$10.86	114,133	3.87	55,394	10.30
$10.90	–	$11.98	116,250	5.66	24,792	11.18
$13.40	-	$14.04	88,500	5.87	31,938	13.67
	$15.32		5,000	5.56	1,771	15.32
$6.88	–	$15.32	1,116,472	3.74	767,277	$8.92

As of December 31, 2015 there were 1,561,916 options that were exercisable at a weighted average exercise price of $9.05.

Stock Awards (RSU and PSU) Activity Table

Information with respect to restricted stock units’ and performance stock units’ activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)	Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2013	179,465	$8.34		$1,827
Granted	360,563	$9.72
Vested (3)	(81,157)	$8.62	$777(4)
Forfeited	(24,550)	$8.14
Outstanding at December 31, 2014	434,321	$9.31		$4,639
Granted	203,104	$14.81
Vested (3)	(222,220)	$11.79	$3,285(5)
Forfeited	(43,575)	$9.09
Outstanding at December 31, 2015	371,630	$12.39		$4,753
Granted	480,191	$10.80
Vested (3)	(172,990)	$12.56	$1,906(6)
Forfeited	(233,514)	$11.36
Outstanding at December 31, 2016	445,317	$11.15		$7,726

(1)	Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.
(2)	Based on the closing stock price of the Company’s stock of $17.35 on December 31, 2016, $12.79 on December 31, 2015, $10.68 on December 30, 2014 and $10.18 on December 31, 2013.
(3)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)	On the grant date, the fair value for these vested awards was $699,000.
(5)	On the grant date, the fair value for these vested awards was $2.6 million.
(6)	On the grant date, the fair value for these vested awards was $2.2 million.

Stock-Based Compensation

Stock-based compensation expense for stock options, restricted stock units, performance stock units and ESPP shares for the year ended December 31, 2016, 2015 and 2014 was as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Stock options	$989	$1,438	$1,811
RSUs	1,508	1,297	875
PSUs	967	1,167	455
ESPP	249	182	158
Total stock-based compensation expense	$3,713	$4,084	$3,299

As of December 31, 2016, the unrecognized compensation cost, net of expected forfeitures, was $3.3 million for stock options and stock awards, which will be recognized over an estimated weighted-average remaining amortization period of 1.66 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $110,000, which will be recognized over an estimated weighted-average amortization period 0.33 years.

The Company issues new shares of common stock upon the exercise of stock options, vesting of RSUs and PSUs, and the issuance of ESPP shares. The amount of cash received from these issuances, net of taxes withheld and paid, in 2016, 2015 and 2014 was $9.5 million, $10.1 million and $3.6 million. There was no direct tax benefit (deficit) in 2016, 2015 or 2014. The Company elected to account for the indirect effects of stock-based awards, primarily the research and development tax credit, through the Statement of Operations.

Total stock-based compensation expense recognized during the year ended December 31, 2016, 2015 and 2014 was recorded in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cost of revenue	$341	$447	$560
Sales and marketing	1,179	1,054	641
Research and development	596	662	581
General and administrative	1,597	1,921	1,517
Total stock-based compensation expense	$3,713	$4,084	$3,299

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

	Stock Options			Stock Purchase Plan
	2016	2015	2014	2016	2015	2014

Expected term (in years)(1)	3.83	3.24	4.18	0.50	0.50	0.50
Risk-free interest rate(2)	1.09%	0.90%	1.31%	0.46%	0.17%	0.06%
Volatility(3)	40%	30%	41%	39%	36%	37%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

Weighted average estimated fair value at grant date	$3.72	$4.78	$3.36	$3.22	$3.51	$2.65

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

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the stock-based payment expense accordingly. The forfeiture rates used in 2016 ranged from 0% to 17%.

Stock Awards Withholdings

For Stock Awards granted to employees, the number of shares issued on the date the Stock Awards vest is net of the tax withholding requirements paid on behalf of the employees. In 2016, 2015 and 2014, the Company withheld 56,157, 68,101, and 15,769 shares of common stock, respectively, to satisfy its employees’ tax obligations of $619,000, $1.0 million, and $156,000, respectively. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

Stock Repurchase Program

As of December 31, 2014, there was $10.0 million authorized for the repurchase of the Company’s common stock under the Company’s Stock Repurchase Program, originally adopted in November 2012 and modified on August 5, 2013. The Stock Repurchase Program permits the Company to purchase its common stock through a 10b5-1 program based on predetermined pricing and volume as well as open-market purchases that are subject to management discretion and regulatory restrictions. On February 18, 2015, the Company’s Board of Directors approved the expansion of its Stock Repurchase Program from $10 million to $40 million. In the year ended December 31, 2015, the Company repurchased 2,818,038 shares of its common stock for approximately $40.0 million.

On February 8, 2016, the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $10 million. In the year ended December 31, 2016, the Company repurchased 455,311 shares of its common stock for approximately $4.9 million. As of December 31, 2016, there remained an additional $5.1 million to be purchased. On February 13, 2017 the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $5 million. The Company plans to make the repurchases from time to time through open market transactions at prevailing prices and/or through privately-negotiated transactions, and/or through a pre-arranged Rule 10b5-1 trading plan.

Adjustment to Retained Earnings

The Company early adopted ASU 2016-09 in the fourth quarter of 2016 with effect from the beginning of 2016 and recorded a net increase to prior-period retained earnings of $49,000 relating to the cumulative effect adjustment upon adoption. For a detailed discussion of the impact of the adoption, refer to “Note 6—Income Taxes.”

NOTE 6—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
U.S.	$2,207	$(4,588)	$(10,592)
Foreign	513	360	199
Income (loss) before income taxes	$2,720	$(4,228)	$(10,393)

 The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$—	$(7)	$(7)
State	16	23	19
Foreign	131	218	110
Total Current	147	234	122
Deferred:
Federal	(24)	33	32
State	(2)	—	—
Foreign	22	(55)	65
Total Deferred	(4)	(22)	97
Tax provision	$143	$212	$219

The Company’s deferred tax asset consists of the following (in thousands):

	December 31,
	2016		2015
Net operating loss carryforwards	$15,487	*	$14,231
Stock-based compensation	1,486		2,462
Other accruals and reserves	2,160		4,679
Credits	9,006	*	4,477
Foreign	377		350
Accrued warranty	890		657
Depreciation and amortization	2,627		1,105
Other	95		5
Deferred tax asset before valuation allowance	32,128		27,966
Valuation allowance	(31,751	)*	(27,616)
Deferred tax asset after valuation allowance	377		350
Deferred tax liability on goodwill	(85)		(103)
Net deferred tax asset	$292		$247

* Includes impact of adopting ASU 2016-09 in the fourth quarter of 2016 with effect from the beginning of 2016, which resulted in excess windfall net operating loss and tax credit carryforwards that were converted into deferred tax net operating losses and tax credits, with a corresponding increase in valuation allowance as of the beginning of 2016.

The Company’s deferred tax asset balance is reported in the following captions in the Consolidated Balance Sheets (in thousands):

	December 31,
	2016	2015
Deferred tax asset	$377	$350
Income tax liability	(85)	(103)
Net deferred tax asset after valuation allowance	$292	$247

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2016	2015*	2014*
U.S. federal statutory income tax rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	(14.56)	1.94	1.62
Benefit for research and development credit	(9.25)	15.92	7.24
Stock-based compensation	14.36	(19.19)	(5.56)
Foreign rate differential	(0.16)	(1.47)	(1.04)
True ups	(0.67)	—	—
Other	6.08	(4.58)	(1.78)
Valuation allowance	(24.57)	(31.63)	(36.58)
Effective tax rate	5.23%	(5.01)%	(2.10)%

*Certain items have changed for classification purposes.

The Company recognizes deferred tax assets for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce the deferred tax assets to their estimated realizable value, when it is more likely than not that it will not be able to generate sufficient future taxable income to realize the net carrying value. The Company has recorded a full valuation allowance against its U.S. federal and state deferred tax assets due to its history of operating losses. In the years ended December 31, 2016, 2015 and 2014, there was a net increase in the valuation allowance of $4.1 million, $1.6 million, and $3.3 million, respectively.

As of December 31, 2016, the Company had cumulative net operating loss carry-forwards for federal and state income tax reporting purposes of approximately $42.0 million and $21.8 million, respectively. The federal net operating loss carry-forwards if not utilized will begin to expire beginning in 2029 through the year 2035 and the state net operating loss carry-forwards if not utilized will expire beginning in 2029 through the year 2035. The Company maintained a valuation allowance against these net operating loss carry-forwards as of December 31, 2016.

As of December 31, 2016, the Company had research and development tax credits for federal and state income tax purposes of approximately $5.0 million and $6.2 million, respectively. The federal research and development tax credits if not utilized will expire beginning in 2024 through the year 2035. The state research and development credits can be carried forward indefinitely, except for $268,000, which will expire beginning in 2020 through 2021. The Company maintained a valuation allowance against these tax credits as of December 31, 2016.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting as part of its simplification initiative, which involves several aspects of accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes required by this Update are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Prior to ASU 2016-09, tax benefits in excess of compensation cost (“windfalls”) were recorded in equity, and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement. While the simplification reduces some of the administrative complexities by eliminating the need to track a “windfall pool,” it increases the volatility of income tax expense. The ASU also removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable. Under the new guidance, the benefit is recorded when it arises, subject to normal valuation allowance considerations. Under the new guidance, entities are permitted to make an accounting policy election for the impact of forfeitures on the recognition of expense for share-based payment awards. Forfeitures can be estimated or recognized when they occur. Estimates of forfeitures are still required in certain circumstances, such as at the time of modification of an award or issuance of a replacement award in a business combination.

In accordance with ASU 2016-09, the Company decided to early adopt ASU 2016-09 in the fourth quarter of 2016 with effect from the beginning of 2016, and:

1.	Elected to continue to estimate its forfeiture rate, rather than recognizing forfeitures as they occur;
2.	Recorded a net increase to prior-period retained earnings of $49,000 relating to the cumulative effect adjustment upon adoption; and
3.

Excess windfall net operating loss and tax credit carryforwards were converted into deferred tax net operating losses of $1.2 million and tax credits of $3.9 million, with a corresponding increase in valuation allowance as of the beginning of 2016 of $5.2 million.

The utilization of NOL carryforwards and tax credits may be subject to a substantial annual limitation due to the ownership change limitations provided by Section 382 of the U.S. Internal Revenue Code (“IRC”), and similar state provisions. The annual limitation may result in the expiration of NOL carryforwards and tax credits before utilization. The Company completed an IRC Section 382 analysis through December 31, 2016 and determined that there were no significant limitations to the utilization of NOL or tax credit carryforwards. As such, the NOL and tax credit carryforwards presented are not expected to expire unutilized, unless there is a future ownership change as determined by Section 382 of the IRC.

Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2016 and 2015 were approximately $3.1 million and $2.8 million, respectively, and are considered to be indefinitely reinvested and, accordingly, no provision for federal and state income taxes has been provided thereon. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability would be reduced by any foreign income taxes previously paid on these earnings. Because of the availability of U.S. foreign tax credits, the determination of the unrecognized deferred tax liability on these earnings is not practicable.

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

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2016 tax years generally remain subject to examination by U.S., federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2011 through 2016 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2014 to December 31, 2016 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Balance at beginning of year	$651	$597	$535
Increases related to prior year tax positions	—	—	—
Increases related to current year tax positions	56	54	62
Decreases related to lapsing of statute of limitations	—	—	—
Balance at end of year	$707	$651	$597

The Company’s total unrecognized tax benefits and accrued interest that, if recognized, would affect its effective tax rate at December 31, 2016 and 2015, were approximately $82,000 and $78,000, respectively. As of December 31, 2016 and 2015, the Company had accrued approximately $49,000 and $45,000 for payment of interest, respectively. Interest included in the provision for income taxes was not significant in all the periods presented. The Company has not accrued any penalties related to its uncertain tax positions as it believes that it is more likely than not that there will not be any assessment of penalties. The Company expects that the amount of unrecognized tax benefits will not materially change within the next 12 months.

NOTE 7—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, restricted stock units and performance stock units), which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for the equity award, and the amount of compensation cost for future service that the Company has not yet recognized, are all assumed to be used to repurchase shares. Diluted earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the years presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2016	2015	2014
Options to purchase common stock	220	2,575	3,489
Restricted stock units	24	296	213
Employee stock purchase plan shares	—	93	86
Performance stock units	—	24	37
Total	244	2,988	3,825

NOTE 8—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2016, 2015 and 2014, the Company made discretionary contributions under the 401(k) Plan of $262,000, $244,000 and $211,000, respectively.

For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2016, and the related expense for each of the three years then ended was not significant.

NOTE 9—SEGMENT INFORMATION AND REVENUE BY GEOGRAPY AND PRODUCTS

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

The following table summarizes revenue by geographic region, based on the location of the customer, and by product category (in thousands):

	Year Ended December 31,
	2016	2015	2014
Revenue mix by geography:
United States	$65,513	$48,916	$35,494
Japan	14,727	11,504	13,328
Asia, excluding Japan	13,445	15,596	11,023
Europe	7,539	7,728	7,792
Rest of the world	16,832	11,017	10,501
Consolidated total	$118,056	$94,761	$78,138
Revenue mix by product category:
Products	$92,721	$71,223	$53,106
Hand Piece Refills	2,498	2,910	3,714
Skincare	3,809	2,889	3,479
Total product revenue	99,028	77,022	60,299
Service	19,028	17,739	17,839
Consolidated total	$118,056	$94,761	$78,138

NOTE 10—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2016, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2017	$1,912
2018	189
2019	35
2020	5
Future minimum rental payments	$2,141

Gross rent expense recognized in the years ended December 31, 2016, 2015 and 2014 was $1.6 million, $1.5 million and $1.5 million, respectively.

Vehicle Leases

As of December 31, 2016, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Year Ending December 31,	Amount
2017	$367
2018	354
2019	266
2020	6
Future minimum lease payments	$993

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2016.

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

Litigation and Litigation Settlements

The Company is named from time to time as a party to product liability and contractual lawsuits in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of December 31, 2016 and 2015, the Company had accrued $138,000 and $110,000, respectively, related to pending product liability and contractual lawsuits.

NOTE 11—RELATED PARTIES

In 2016, the Company paid $182,100 to Mr. Dave Gollnick, a founder and director of the Company, for product development, clinical sales and marketing support services. In addition, the Company granted him 6,500 RSUs with a grant-date fair value of $87,100, that vest over three (3) years at the rate of 33.33% per year on each of the three anniversaries from the vesting commencement date of October 28, 2016, subject to him continuing to provide consulting and/ or board services to the Company. The Company’s Audit Committee approved the extension of Mr. Gollnick’s consulting agreement through December 31, 2018 at the rate of $200 per hour for a maximum of 40 hours per week.

NOTE 12—SUBSEQUENT EVENTS

On February 8, 2016, the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $10 million. In the year ended December 31, 2016, the Company repurchased 455,311 shares of its common stock for approximately $4.9 million. As of December 31, 2016, there remained an additional $5.1 million to be purchased. On February 13, 2017 the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $5 million. The Company plans to make the repurchases from time to time through open market transactions at prevailing prices and/or through privately-negotiated transactions, and/or through a pre-arranged Rule 10b5-1 trading plan.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016	Dec. 31, 2015	Sept. 30, 2015	June 30, 2015	March 31, 2015
Net revenue	$37,875	$30,281	$27,477	$22,423	$30,042	$23,085	$22,563	$19,071
Cost of revenue	15,962	12,538	11,472	9,949	12,145	9,594	9,687	9,052
Gross profit	21,913	17,743	16,005	12,474	17,897	13,491	12,876	10,019
Operating expenses:
Sales and marketing	11,561	10,574	10,712	8,716	9,899	8,790	9,066	8,187
Research and development	2,897	2,914	2,712	2,709	2,812	2,748	2,728	2,445
General and administrative	3,010	2,716	3,997	3,220	3,189	2,937	3,014	2,989
Total operating expenses	17,468	16,204	17,421	14,645	15,900	14,475	14,808	13,621
Income (loss) from operations	4,445	1,539	(1,416)	(2,171)	1,997	(984)	(1,932)	(3,602)
Interest and other income, net	(204)	166	217	144	105	84	96	8
Income (loss) before income taxes	4,241	1,705	(1,199)	(2,027)	2,102	(900)	(1,836)	(3,594)
Income tax provision	28	61	30	24	52	57	53	50
Net income (loss)	$4,213	$1,644	$(1,229)	$(2,051)	$2,050	$(957)	$(1,889)	$(3,644)
Net income (loss) per share—basic	$0.31	$0.12	$(0.09)	$(0.16)	$0.16	$(0.07)	$(0.13)	$(0.25)
Net income (loss) per share—diluted	$0.30	$0.12	$(0.09)	$(0.16)	$0.15	$(0.07)	$(0.13)	$(0.25)
Weighted average number of shares used in per share calculations:
Basic	13,591	13,163	13,131	13,010	12,978	13,827	14,441	14,611
Diluted	14,201	13,544	13,131	13,010	13,591	13,827	14,441	14,611

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Years Ended December 31, 2016, 2015 and 2014

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2016	$27,616	$6,755	$2,620	$31,751
Year ended December 31, 2015	$26,046	$3,327	$1,757	$27,616
Year ended December 31, 2014	$22,762	$3,780	$496	$26,046

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2016	$4	$21	$4	$21
Year ended December 31, 2015	$—	$4	$—	$4
Year ended December 31, 2014	$19	$4	$23	$—

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the CEO and CFO, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA LLP, an Independent Registered Public Accounting Firm, as stated in their report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Cutera, Inc.

We have audited Cutera, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cutera, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Cutera, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Cutera, Inc.' as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years ended December 31, 2016, 2015 and 2014 and our report dated March 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

San Jose, California

March 15, 2017

ITEM 9B.	OTHER INFORMATION

The Company has established that the 2017 Annual Meeting of Stockholders will be held at its principal executive offices located at 3240 Bayshore Blvd., Brisbane, CA 94005-1021 on June 14, 2017 at 10:00 a.m. and the record date for the purposes of voting in that meeting shall be April 17, 2017.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a Definitive Proxy Statement (the “Proxy Statement”) for our 2017 Annual Meeting of Stockholders with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2016.

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

In 2016, we paid $182,100 to Mr. Dave, a founder and director of the Company, for product development, clinical sales and marketing support services. In addition, we granted him 6,500 restricted stock units with a grant-date fair value of $87,100, that vest over three (3) years at the rate of 33.33% per year on each of the three anniversaries from the vesting commencement date of October 28, 2016, subject to him continuing to provide consulting and/ or board services to us. The Audit Committee approved the extension of Mr. Gollnick’s consulting agreement through December 31, 2018 at the rate of $200 per hour for a maximum of 40 hours per week.

Further information required by this item regarding certain relationships and related transactions, and director independence, is discussed in detail and incorporated herein by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Corporate Governance and Board Matters” in our 2017 Proxy Statement.

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

10.20(9)	Change of Control and Severance Agreement for Kevin Connors, President and Chief Executive Officer
10.21(9)	Change of Control and Severance Agreement for Ronald Santilli, Executive Vice President and Chief Financial Officer
10.22(9)	Form of Performance Unit Award Agreement for 2016
10.23(10)	Change of Control and Severance Agreement for James Reinstein, President and Chief Executive Officer
16.1(8)	Letter regarding change in certifying accountants.
23.1(11)	Consent of Independent Registered Public Accounting Firm.
24.1	Power of Attorney.
31.1(11)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(11)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(11)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(11)

The following materials from Cutera Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged at Level I through IV.

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Current Report on Form 8-K filed on June 2, 2006.
(3)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 14, 2005.
(4)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 8, 2006.
(5)	Incorporated by reference from our 2006 Annual Report on Form 10-K filed on March 16, 2007.
(6)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on April 30, 2012.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on November 1, 2010.
(8)	Incorporated by reference from Current Report on Form 8-K filed April, 2, 2014.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q filed on August 1, 2016.
(10)	Incorporated by reference from Current Report on Form 8-K filed January, 11, 2017.
(11)	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 15th day of March, 2017.

CUTERA, INC.

By:	/s/ JAMES A. REINSTEIN
James A. Reinstein
President and Chief Executive Officer

Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Reinstein, his attorney-in-fact, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute, may do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JAMES A. REINSTEIN James A. Reinstein	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017

/s/ RONALD J. SANTILLI Ronald J. Santilli	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 15, 2017

J. DANIEL PLANTS J. Daniel Plants	Chairman of the Board of Directors	March 15, 2017

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	March 15, 2017

/s/ GREGORY A. BARRETT Gregory A. Barrett	Director	March 15, 2017

/s/ DAVID A. GOLLNICK David A. Gollnick	Director	March 15, 2017

/s/ CLINT H. SEVERSON Clint H. Severson	Director	March 15, 2017

/s/ TIM O’SHEA Tim O’Shea	Director	March 15, 2017

/s/ JERRY P. WIDMAN Jerry P. Widman	Director	March 15, 2017