Form 10-Q
period 2017-03-31
CUTERA INC
filed 2017-05-01
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2017 was 13,858,651.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$11,443	$13,775
Marketable investments	36,990	40,299
Accounts receivable, net	17,859	16,547
Inventories	15,672	14,977
Other current assets and prepaid expenses	2,403	2,251
Total current assets	84,367	87,849

Property and equipment, net	1,802	1,907
Deferred tax asset	394	377
Intangibles, net	—	2
Goodwill	1,339	1,339
Other long-term assets	389	380
Total assets	$88,291	$91,854

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$3,089	$2,598
Accrued liabilities	14,950	17,397
Deferred revenue	8,275	8,394
Total current liabilities	26,314	28,389

Deferred revenue, net of current portion	1,801	1,705
Income tax liability	169	168
Other long-term liabilities	565	582
Total liabilities	28,849	30,844

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,909,182 and 13,773,389 shares at March 31, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	87,569	88,114
Accumulated deficit	(28,068)	(27,046)
Accumulated other comprehensive loss	(73)	(72)
Total stockholders’ equity	59,442	61,010

Total liabilities and stockholders’ equity	$88,291	$91,854

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net revenue:
Products	$24,475	$17,956
Service	4,824	4,467
Total net revenue	29,299	22,423
Cost of revenue:
Products	11,144	7,648
Service	2,634	2,301
Total cost of revenue	13,778	9,949
Gross profit	15,521	12,474

Operating expenses:
Sales and marketing	10,773	8,716
Research and development	2,945	2,709
General and administrative	3,216	3,220
Total operating expenses	16,934	14,645
Loss from operations	(1,413)	(2,171)
Interest and other income, net	273	144
Loss before income taxes	(1,140)	(2,027)
Provision (benefit) for income taxes	(118)	24
Net loss	$(1,022)	$(2,051)

Net loss per share:
Basic and Diluted	$(0.07)	$(0.16)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,840	13,010

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

 (unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(1,022)	$(2,051)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	3	69
Less: Reclassification adjustment for gains on investments recognized during the year	(4)	—
Net change in unrealized gain (loss) on available-for-sale investments	(1)	69
Tax provision (benefit)	—	—
Other comprehensive income (loss), net of tax	(1)	69
Comprehensive loss	$(1,023)	$(1,982)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,022)	$(2,051)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,395	1,332
Depreciation and amortization	248	240
Other	(51)	12
Changes in assets and liabilities:
Accounts receivable	(1,305)	472
Inventories	(695)	(1,397)
Other current assets and prepaid expenses	(158)	(230)
Other long-term assets	(9)	(35)
Accounts payable	491	611
Accrued liabilities	(2,657)	(2,758)
Other long-term liabilities	—	(82)
Deferred revenue	(23)	(103)
Income tax liability	1	(55)
Net cash used in operating activities	(3,785)	(4,044)

Cash flows from investing activities:
Acquisition of property, equipment and software	(69)	(97)
Disposal of property and equipment	25	—
Proceeds from sales of marketable investments	5,255	1,800
Proceeds from maturities of marketable investments	14,035	3,975
Purchase of marketable investments	(15,972)	(6,399)
Net cash provided by (used in) investing activities	3,274	(721)

Cash flows from financing activities:
Repurchase of common stock	(2,700)	(279)
Proceeds from exercise of stock options and employee stock purchase plan	1,751	744
Taxes paid related to net share settlement of equity awards	(784)	(233)
Payments on capital lease obligations	(88)	(70)
Net cash (used in) provided by financing activities	(1,821)	162

Net decrease in cash and cash equivalents	(2,332)	(4,603)
Cash and cash equivalents at beginning of period	13,775	10,868
Cash and cash equivalents at end of period	$11,443	$6,265

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$207	$27
Assets acquired under capital lease	$80	$51

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

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Hong Kong, Japan, Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

The interim financial information filed is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair statement of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2016 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

March 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,918	$—	$—	$6,918
Money market funds	1,026	—	—	1,026
Commercial paper	3,499	—	—	3,499
Total cash and cash equivalents	11,443	—	—	11,443

Marketable investments:
U.S. government notes	4,453	—	(11)	4,442
U.S. government agencies	2,002	—	(2)	2,000
Municipal securities	—	—	—	—
Commercial paper	17,243	3	(1)	17,245
Corporate debt securities	13,305	7	(9)	13,303
Total marketable investments	37,003	10	(23)	36,990

Total cash, cash equivalents and marketable investments	$48,446	$10	$(23)	$48,433

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,672	$—	$—	$6,672
Money market funds	6,053	—	—	6,053
Commercial paper	1,050	—	—	1,050
Total cash and cash equivalents	13,775	—	—	13,775

Marketable investments:
U.S. government notes	8,403	4	(9)	8,398
U.S. government agencies	3,918	—	(2)	3,916
Municipal securities	1,325	—	—	1,325
Commercial paper	12,299	2	(2)	12,299
Corporate debt securities	14,366	3	(8)	14,361
Total marketable investments	40,311	9	(21)	40,299

Total cash, cash equivalents and marketable investments	$54,086	$9	$(21)	$54,074

As of March 31, 2017 and December 31, 2016, total gross unrealized losses were $23,000 and $21,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2017 (in thousands):

Amount
Due in less than one year	$33,230
Due in 1 to 3 years	3,760
Total marketable investments	$36,990

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

As of March 31, 2017, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,026	$—	$—	$1,026
Commercial paper	—	3,499	—	3,499
Marketable investments:
Available-for-sale securities	—	36,990	—	36,990
Total assets at fair value	$1,026	$40,489	$—	$41,515

As of December 31, 2016, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,053	$—	$—	$6,053
Commercial paper	—	1,050	—	1,050
Marketable investments:
Available-for-sale securities	—	40,299	—	40,299
Total assets at fair value	$6,053	$41,349	$—	$47,402

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The weighted average remaining maturity of the Company’s Level 2 investments as of March 31, 2017 is less than 1 year and all of these investments are rated by S&P and Moody’s at A- or better.

Note 4. Balance Sheet Details

Inventories

As of March 31, 2017 and December 31, 2016, inventories consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Raw materials	$11,543	$10,966
Finished goods	4,129	4,011
Total	$15,672	$14,977

Accrued Liabilities

As of March 31, 2017 and December 31, 2016, accrued liabilities consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Accrued payroll and related expenses	$7,113	$9,036
Warranty liability	2,735	2,461
Sales tax	1,644	2,373
Other	3,458	3,527
Total	$14,950	$17,397

Note 5. Warranty

The Company provides a standard one-year warranty on all systems. For direct sales to end customers, warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we provide a 14 to 16 month warranty for parts only. The distributor provides the labor to their end customer.

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, Switzerland and the United Kingdom. In several other countries where it does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning Balance	$2,461	$1,819
Add: Accruals for warranties issued during the period	2,135	1,254
Less: Settlements made during the period	(1,861)	(1,254)
Ending Balance	$2,735	$1,819

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

The following table provides changes in the deferred service contract revenue balance for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Beginning Balance	$9,431	$10,469
Add: Payments received	3,391	3,263
Less: Revenue recognized	(3,267)	(3,220)
Ending Balance	$9,555	$10,512

Costs for extended service contracts were $1.9 million and $1.6 million for the three months ended March 31, 2017 and 2016, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Share Repurchase Program

On February 8, 2016, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. As of December 31, 2016, there remained an additional $5.1 million in the Stock Repurchase Program to use for repurchasing the Company's common stock. On February 13, 2017 the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $5 million.

In the three months ended March 31, 2017, the Company repurchased 140,400 shares of its common stock for approximately $2.9 million. As of March 31, 2017, there remained an additional $7.2 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$129	$141
Sales and marketing	420	376
Research and development	237	180
General and administrative	609	635
Total stock-based compensation expense	$1,395	$1,332

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2016	721,657	1,116,472	$9.56
Options granted	(52,000)	52,000	18.18
Stock awards granted(1) (2)	(449,440)	—	—
Options exercised	—	(201,686)	8.68
Options canceled	11,352	(11,352)	17.39
Stock awards canceled(1)	94,113	—	—
Balance, March 31, 2017	325,682	955,434	$10.12

(1)

The Company has a “fungible share” provision in its 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively.

(2)

Included in 'Stock awards granted' of 449,440, was 221,540 fungible shares relating to 104,500 of PSUs granted. These PSUs mayresult in a lower number of shares of common stock that may be released on January 1, 2018, based on the achievement of two performance goals at targets that were pre-determined by the Board and disclosed in a Form 8-K on January 11, 2017.

Under the 2004 Equity Incentive Plan, as amended, the Company issued 316,203 shares of common stock during the three months ended March 31, 2017, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of March 31, 2017, there was approximately $5.9 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 1.80 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Options to purchase common stock	1,088	3,191
Restricted stock units	384	405
Performance stock units	164	158
Employee stock purchase plan shares	49	42
Total	1,685	3,796

Note 9. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. However, for the fiscal three -month period ended March 31, 2016, the Company used a discrete effective tax rate method to calculate the provision for income taxes. The Company determined that since small changes in estimated "ordinary" income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal three-month period ended March 31, 2016. The Company's income tax benefit for the three months ended March 31, 2017 relates primarily to U.S. alternative minimum taxes and income taxes of the Company's non-U.S. operations based on the annual effective tax rate method. The Company's income tax expense for the three months ended March 31, 2016 relates primarily to income taxes of the Company's non-U.S. operations. The Company's U.S. operation continues to be in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets. For the three months ended March 31, 2017, the Company's income tax benefit was $118,000, compared to a tax expense of $24,000 for the same period in 2016. The income tax benefit for the three months ended March 31, 2017 includes a tax benefit for excess tax deductions of approximately $51,000, recorded discretely in the reporting period.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2017, and December 31, 2016, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

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

Caution Regarding Forward-Looking Statements

The following discussion should be read in conjunction with the attached Condensed Consolidated Financial Statements and notes thereto, and with our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2016 as contained in our annual report on Form 10-K filed with the SEC on March 15, 2017. This quarterly report, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this report, and particularly in this Item 2, the forward-looking statements are based upon our current expectations, estimates and projections and reflect our beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. These forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, and improve the performance of our worldwide sales and distribution network, and the outlook regarding long term prospects. These forward-looking statements involve risks and uncertainties. The cautionary statements set forth below and those contained in Part II, Item 1A – “Risk Factors” commencing on page 21 identify important factors that could cause actual results to differ materially from those predicted in any such forward-looking statements. We caution you to not place undue reliance on these forward-looking statements, which reflect management’s analysis and expectations only as of the date of this report. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-Q.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus. Our platforms are designed to be easily upgraded to add applications and hand pieces, which provide flexibility for our customers as they expand their practices. The sales of systems, system upgrades, hand pieces, hand piece refills (applicable to Titan and truSculpt) and the distribution of third party manufactured skincare products are classified as “Products” revenue. In addition to Products revenue, we generate revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We have wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, Switzerland and the United Kingdom. We market, sell and service our products outside of the United States through our direct employees, third party service providers, as well as a global distributor network in over 40 countries.

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

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products.
●	Customer (physicians and other practitioners) demand for our products.
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts).
●	Marketing to physicians in the core dermatology and plastic surgery specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of systems, system upgrades, hand piece refills, skincare products, and services.

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

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 15, 2017. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2017	2016

Net revenue	100%	100%
Cost of revenue	47%	44%
Gross margin	53%	56%

Operating expenses:
Sales and marketing	37%	39%
Research and development	10%	12%
General and administrative	11%	14%
Total operating expenses	58%	65%

Loss from operations	(5)%	(9)%
Interest and other income, net	1%	—%
Loss before income taxes	(4)%	(9)%

Benefit (provision) for income taxes	—%	—%
Net loss	(4)%	(9)%

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
Revenue mix by geography:
United States	$16,544	50%	$11,054
International	12,755	12%	11,369
Consolidated total revenue	$29,299	31%	$22,423

United States as a percentage of total revenue	56%		49%
International as a percentage of total revenue	44%		51%

Revenue mix by product category:
Systems – North America	$14,460	60%	$9,024
Systems – International	8,532	14%	7,489
Total Systems	22,992	39%	16,513
Hand Piece Refills	499	(12)%	564
Skincare	984	12%	879
Service	4,824	8%	4,467
Consolidated total revenue	$29,299	31%	$22,423

Total Net Revenue:

Our revenue increased by 31% in the three month period ended March 31, 2017, compared to the same period in 2016, due primarily to increased system revenues.

Revenue by Geography:

Our U.S. revenue increased by $5.5 million, or 50% in the three months ended March 31, 2017, compared to the same period in 2016. This increase was due primarily to increased headcount as well as additional marketing and promotional activities.

Our international revenue increased by $1.4 million, or 12% in the three months ended March 31, 2017, compared to the same period in 2016. This increase was due primarily to growth in our direct business in Europe, Australia and Hong Kong, partially offset by a decline in our direct business in Japan.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $5.4 million, or 60%, in the three months ended March 31, 2017, compared to the same period in 2016. This increase was due primarily to increased headcount and additional marketing and promotional activities, resulting in increased enlighten, xeo, truSculpt and excel HR revenue, which was partially offset by declines in revenue from excel V.

Systems revenue outside of North America (“International”) increased by $1.0 million, or 14%, in the three months ended March 31, 2017, compared to the same period in 2016. This increase was attributable primarily to increased revenue from xeo and excel HR, partially offset by declines in revenue from enlighten and excel V.

Hand Piece Refills Revenue

Our Hand Piece Refills revenue decreased by $65,000, or 12%, in the three months ended March 31, 2017, compared to the same period in 2016. This decrease was caused primarily by reduced utilization of the Titan hand pieces.

Skincare Revenue

Our revenue from Skincare products in Japan increased by $105,000, or 12%, in the three months ended March 31, 2017, compared to the same period in 2016. This increase was due primarily to increased marketing and promotional activities for this distributed product.

Service Revenue

Our worldwide Service revenue increased by $357,000, or 8%, in the three months ended March 31, 2017, compared to the same period in 2016. This increase was due primarily to increased sales of system parts to our network of international distributors.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
Gross profit	$15,521	24%	$12,474
As a percentage of total net revenue	53%		56%

Our cost of revenue consists primarily of material, personnel expenses, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin decreased to 53% in the three months ended March 31, 2017, compared to 56% in the same period in 2016. This decrease was due primarily to:

●

A product mix shift towards a higher percentage of revenue coming from our enlighten systems and associated upgrades and excel HR products, that have lower gross margins than our legacy products. We offered favorable discounted pricing to our installed base of customers to upgrade to enlighten III and as part of our normal market seeding of our product with key opinion leaders interested to act as future reference sites; and

●	Higher initial costs, both manufacturing and warranty related, of our enlighten III system.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
Sales and marketing	$10,773	24%	$8,716
As a percentage of total net revenue	37%		39%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $2.1 million, and represented 37% of total net revenue in the three months ended March 31, 2017, compared to 39% in the same period in 2016. The $2.1 million increase was due primarily to:

●	$1.2 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;
●	$453,000 of higher promotional and product demonstration expenses, primarily in North America; and
●	$290,000 of higher travel related expenses in North America, resulting from greater activity and increased headcount.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
Research and development	$2,945	9%	$2,709
As a percentage of total net revenue	10%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $236,000, and represented 10% of total net revenue, in the three months ended March 31, 2017, compared to 12% for the same period in 2016. This increase in expense was due primarily to:

●	$249,000 of increased personnel and consulting related expenses; partially offset by
●	$41,000 of decreased material spending, related to project timing.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
General and administrative	$3,216	—%	$3,220
As a percentage of total net revenue	11%		14%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased by $4,000 and represented 11% of total net revenue in the three months ended March 31, 2017, compared to 14% in the same period in 2016.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
Interest income	$119	55%	$77
Other income (expense), net	154	130%	67
Total interest and other income, net	$273	90%	$144

Interest and other income, net, increased $129,000 in the three months ended March 31, 2017, compared to the same period in 2016. This increase was due primarily to a reduction in net foreign exchange losses as well as an increase in interest income from our marketable investments.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2017	% Change	2016
Loss before income taxes	$(1,140)	(43)%	$(2,027)
Provision (benefit) for income taxes	(118)	(592)%	24

For the three months ended March 31, 2017, our income tax benefit was $118,000, compared to a tax expense of $24,000 in the same period in 2016.  In the three months ended March 31, 2017, we calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full fiscal year to ordinary income or loss. Our income tax benefit for the three months ended March 31, 2017 relates primarily to U.S. alternative minimum taxes as we are able to utilize our net operating losses brought forward against our projected income for fiscal 2017. In addition, our income tax benefit for the three months ended March 31, 2017 reflects a projected income tax expense for our non-U.S. operations.

For our income tax provision in the three months ended March 31, 2016, the tax expense was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we had a 100% valuation allowance against them. We did not record a year-to-date tax benefit associated with the projected 2016 U.S. tax expense as of March 31, 2016 due to historical losses and uncertainties related to the projected income. We continue to maintain a 100% valuation allowance against our U.S. deferred tax assets in fiscal 2016 and 2017.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include stock option exercises, Employee Stock Purchase Plan contributions, and the liquidation of marketable investments. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2017	December 31, 2016	Change
Cash and cash equivalents	$11,443	$13,775	$(2,332)
Marketable investments	36,990	40,299	(3,309)
Total	$48,433	$54,074	$(5,641)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Net cash flow provided by (used in):
Operating activities	$(3,785)	$(4,044)
Investing activities	3,274	(721)
Financing activities	(1,821)	162
Net decrease in cash and cash equivalents	$(2,332)	$(4,603)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2017 was $3.8 million, which was due primarily to:

●

$570,000 generated due to the net loss of $1.0 million reduced by non-cash related items of $1.6 million consisting primarily of stock-based compensation expense of $1.4 million and depreciation and amortization expenses of $248,000;

●	$491,000 generated from an increase in accounts payable; partially offset by
●	$2.7 million used to pay down the high year-end accrued liabilities balance;
●	$1.3 million used as a result of increased accounts receivables; and
●	$695,000 used to increase prepaid expenses.

Net cash used in operating activities in the three months ended March 31, 2016 was $4.0 million, which was due primarily to:

●

$467,000 used due to the net loss of $2.1 million reduced by non-cash related items of $1.6 million consisting primarily of stock-based compensation expense of $1.3 million and depreciation and amortization expenses of $240,000;

●	$2.8 million used to pay down the high year-end accrued liabilities balance;
●	$1.4 million used to increase inventories; partially offset by
●	$578,000 generated from a decrease in other working capital changes.

Cash Flows from Investing Activities

We generated net cash of $3.3 million in our investing activities in the three months ended March 31, 2017, which was attributable primarily to:

●	$19.3 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$16.0 million of cash used to purchase marketable investments.

We used net cash of $721,000 in our investing activities in the three months ended March 31, 2016, which was attributable primarily to:

●	$624,000, used to purchase marketable investments, net of proceeds from sales and maturities; and
●	$97,000 used in the acquisition of furniture and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.8 million in the three months ended March 31, 2017, which was primarily due to:

●	repurchase of common stock for $2.7 million;
●	$784,000 of cash used for taxes paid related to net share settlement of equity awards;
●	payments for capital lease obligations of $88,000; partially offset by
●	proceeds of $1.8 million from the issuance of common stock due to employees exercising their stock options.

Net cash provided by financing activities was $162,000 in the three months ended March 31, 2016, which was primarily due to:

●	$744,000 of proceeds from the issuance of common stock due to employees exercising their stock options; partially offset by
●	the repurchase of common stock for $279,000; and
●	$233,000 of cash used for taxes paid related to net share settlement of equity awards

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $48.4 million as of March 31, 2017. For the first three months of 2017, we financed our operations through the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe the existing capital resources, including cash, cash equivalents and marketable investments of $48.4 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase the remaining $7.2 million of stock pursuant to our Share Repurchase Program.

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

Commitments and Contingencies

There have been no material changes to our commitments and contingencies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 15, 2017.

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of March 31, 2017, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $163,000.

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

If our product mix does not improve towards more favorable higher margin products, or if our cost of revenue does not decrease as a percentage of our revenue, our gross margins and operating margins may be adversely impacted, it could have a material adverse effect on our profitability, cash flow from operations, assets and on our stock price.

Our gross margin (revenue less cost of revenue) declined to 53% in the three months ended March 31, 2017, compared to 56% in the same period in 2016. Our gross margin is impacted by the revenue that we generate and the costs incurred to generate the revenue. Our first quarter 2017 revenue was negatively impacted by our product mix towards a higher percentage of revenue being sourced from our enlighten and excel HR products, that have lower gross margins than our legacy products. Our gross margin from the enlighten product was adversely impacted by the sale of discounted enlighten III products and upgrades due in part to market seeding during the early launch phase of this new product. In addition, our initial cost of production and warranty of the enlighten III product were higher than expected.

In order to improve our gross margins for our enlighten products, we need to be able to increase the average selling prices ("ASPs"), as well as reduce its cost of production and servicing. While we are in the process of implementing initiatives to improve our enlighten III product margin, there can be no assurance given that we will be successful in doing so.

Our future gross margin may also be affected by a number of other factors including, the competitive market environment in which we operate, a decrease in ASPs achieved for our product sales, a shift in our product mix towards products with lower ASPs or lower margins, or a decrease in our ASPs as a result of bundling products to achieve higher revenue, or a decrease in the number of applications per system purchased by customers. In addition, our cost of revenue may also be adversely impacted by various factors such as increased expenses associated with the repair of defective products covered by our warranty program, utilization of our relatively fixed manufacturing costs, a shift in our product mix towards products that have a higher cost of manufacturing, and obsolescence of our inventory.

If our product mix towards higher margin products does not improve, or if our ASPs do not improve, or if our cost of revenue increases by a greater percentage than our revenue, or if we are not able to reduce expenses in the event of a decline in revenue, we may continue to experience a decline in our gross margins, compared to the same period in the prior year, which could have a material adverse effect on our profitability, cash flow from operations, assets and on our stock price.

We may be unable to maintain profitability.

Although we had profitable third and fourth quarters in 2016, we gave financial guidance that we expect to be in a loss position in the first quarter of 2017 but profitable for the full year of 2017, there can be no assurance that we will be able to achieve or maintain profitability for the remainder of fiscal 2017. Given our recent operating history of few profitable quarters, we cannot be certain that we will be able to maintain profitability in the future and you should not rely on our operating results for any prior quarterly or annual periods as an indication of our future operating performance. Any predictions about the performance of our operations in the future may not be as accurate as they could be if we had a longer history of profitability.

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

We recently hired a new Chief Executive Officer and President (“CEO”), who also is on our Board of Directors. His prior experience is primarily with medical device companies, but not within the aesthetics industry specifically. In addition, he has never been a public company CEO. Recently hired executives may view the business differently than prior members of management, and over time may make changes to the existing personnel and their responsibilities, our strategic focus, operations or business plans. We can give no assurances that we will be able to properly manage any such shift in focus, or that any changes to our business, would ultimately prove successful. In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals. We cannot ensure that we will be able to retain the services of any members of our executive officers or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

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

Our search for a replacement Executive Vice President and Chief Financial Officer (“CFO”), may cause uncertainty regarding the future of our operations, impact employee hiring and retention, increase the volatility in our stock price, and adversely impact our revenue, operating results, and financial condition.

On April 17, 2017, Our Executive Vice President and Chief Financial Officer notified the Company that he plans to leave the Company. However, he plans to remain in his current role and assist with an orderly transition for up to three months following the appointment of his successor. While the Company has initiated a search to identify a replacement for him, any related speculation and uncertainty in connection with the search and the appointment of a replacement CFO may cause or result in:

●	Disruption of our business or distraction of certain employees and management;
●	Difficulty recruiting, hiring, motivating and retaining other talented and skilled personnel, including a replacement CFO; and
●	Increased concern amongst our investors, which may increase our stock price volatility.

If we are unable to mitigate these or other potential risks related to the uncertainty caused by the planned departure and replacement of our CFO, it may disrupt our business or adversely impact our revenue, operating results, and financial condition. Further, there can be no assurance that we will be able to attract a qualified new CFO who has the desired qualifications to lead our Company or that we can hire a replacement CFO on acceptable terms.

The lease for our corporate headquarters and manufacturing facility in Brisbane, California, U.S.A., expires on December 31, 2017. We have identified a new facility in the same general vicinity of our current facility and our Board of Directors has approved the lease for this new facility. Even though the new facility is within 40 miles of our current facility, we may experience loss of key employees, incur relocation costs and capital expenditures for furniture, fixtures and equipmen

We occupy office space in Brisbane, California, in a facility leased from a commercial landlord, with a lease that expires on December 31, 2017. There is significant demand for leased facilities in the San Francisco Bay area and leasing costs have increased significantly over the last few years. We have identified a new facility in the same general vicinity of current facility and our Board of Directors has approved the lease for the new facility.

Even though the new facility is within 40 miles of our current facility, we may experience loss of key employees, incur relocation costs and capital expenditures relating to leasehold improvements, furniture, fixtures and equipment. Further, we may incur related expenses, such as those associated with regulatory approvals or clearances to manufacture our products. While we plan to arrange for an orderly move and relocation to the new facility, we may encounter disruptions of our manufacturing and operations, may not be able to hire replacement employees on a timely basis, and incur significant costs related to the move, all of which could have an adverse effect on our financial condition, results of operations and cash flow.

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

●

The timing and success of new product introductions by us or our competitors or any other change in the competitive landscape for non-surgical aesthetic procedures, including consolidation among our competitors;

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

The price of our common stock has increased by over 73% in the six months ended March 31, 2017 and may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

The price of our common stock has increased by over 73% in the six months ended March 31, 2017 due in part to our recent improved revenue and profitability performance, the acquisition of two of our competitors (Cynosure and Zeltiq) in February 2017, the financial guidance we communicated to the investor community in February 2017, repurchases of our stock, the overall rise in the stock market following the conclusion of the U.S. presidential election in November 2016 and other factors. As of December 31, 2016, approximately 50% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future.

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

We may continue to provide financial guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future operating performance, including projected hiring of sales professionals, continued growth of revenue in the aesthetic device market, continue to increase our market share, reduce costs of production of our recently introduced products, and continued stability of the macro-economic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

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

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

●	Fluctuating foreign currency exchange rates;
●	Difficulties in staffing and managing our foreign operations;
●	Increased management, travel, infrastructure and legal compliance costs associated with having international operations in various countries;
●

Political and economic uncertainty around the world, such as the recent U.S. presidential election and the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union, commonly referred to as “Brexit”;

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

We generally offer credit terms of 30 to 90 days to qualified customers. In addition, from time to time, we offer certain key international distributors, with whom we have had an extended period of relationship and payment history, payment terms that are significantly longer than the regular 30 to 90 day terms. This allows such international distributor partners to have our products in stock and provide our products to customers on a timely basis. As of March 31, 2017, one international distributor partner accounted for 13% of our outstanding accounts receivable balance.

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

We have limited experience as a team with acquiring companies and products. Furthermore, the integration of any acquisition and management of any collaborative project may divert management®€™s time and resources from our core business and disrupt our operations and we may incur significant legal, accounting and banking fees in connection with such a transaction. Acquisitions could diminish our available cash balances for other uses, result in the incurrence of debt, contingent liabilities, or amortization expenses, and restructuring charges. Also, the anticipated benefits or value of our acquisitions or investments may not materialize and could result in an impairment of goodwill and/or purchased long-lived assets, similar to the $650,000 charge we recorded in the fourth quarter of 2014 related to an acquisition completed in 2012.

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

We are a sponsor of Biomedical Research. As such, we are also subject to FDA regulations relating to the design and conduct of clinical trials. We are subject to unannounced Bioresearch Monitoring Program ("BIMO") audits, with the most recent inspection by FDA occurring over 5 days in August 2016. There were no significant findings and only two observations as a result of this audit. Our responses to these observations were accepted by the FDA. Failure to take satisfactory corrective action in response to an adverse BIMO inspection or our failure to comply with Good Clinical Practices could result in us no longer being able to sponsor Biomedical Research, the reversal of 510(k) clearances previously granted based on the results of clinical trials conducted to gain clinical data to support those 510(k) clearances, or enforcement actions, including a public warning letter, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of March 31, 2017, our balance in marketable investments was $37 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of March 31, 2017 would have potentially decreased by approximately $163,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. As of March 31, 2017, we had 34 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

Congress and the current administration have indicated a desire to reform the U.S. corporate income tax. As part of any tax reform, it is possible that the current corporate income tax rate may be reduced, and there may be other potential changes including limiting or eliminating various other deductions, credits or tax preferences. In addition, if the current administration starts levying import taxes on products being sourced from Mexico and other international locations from where we source components for building our products, this could adversely affect our cost of producing our products and profitability. markAt this time, it is not possible to measure the potential impact on the value of our business, prospects or results of operations that might result upon enactment of U.S tax laws and other changes.

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

The following table summarizes the activity related to stock repurchases for the three months ended March 31, 2017 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
February 21-28, 2017	30	21.06	30	9,509
March 1-31, 2017	110	20.57	110	7,238
February 21-March 31, 2017	140	20.68	140	7,238

On February 8, 2016, our Board of Directors approved the expansion of the Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. As of December 31, 2016, there remained an additional $5.1 million to be purchased. On February 13, 2017 our Board of Directors approved the expansion of the Stock Repurchase Program by an additional $5 million. In the three months ended March 31, 2017, we repurchased 140,400 shares of our common stock for approximately $2.9 million. As of March 31, 2017, there remained an additional $7.2 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

The Company's Board of Directors has approved a facility lease for a new corporate headquarter building in Fremont, California. The Company plans to contract with the landlord and move into the new facility at the end of 2017.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 1st day of May, 2017.

CUTERA, INC.

/S/ RONALD J. SANTILLI
Ronald J. Santilli
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)