Form 10-Q
period 2017-06-30
CUTERA INC
filed 2017-08-07
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2017 was 14,005,063.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$18,679	$13,775
Marketable investments	32,270	40,299
Restricted investments	2,290	—
Accounts receivable, net	18,191	16,547
Inventories	16,913	14,977
Other current assets and prepaid expenses	2,840	2,251
Total current assets	91,183	87,849

Property and equipment, net	1,867	1,907
Deferred tax asset	381	377
Intangibles, net	—	2
Goodwill	1,339	1,339
Other long-term assets	381	380
Total assets	$95,151	$91,854

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,293	$2,598
Accrued liabilities	18,973	17,397
Deferred revenue	8,901	8,394
Total current liabilities	32,167	28,389

Deferred revenue, net of current portion	1,982	1,705
Income tax liability	170	168
Other long-term liabilities	604	582
Total liabilities	34,923	30,844

Commitments and Contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,003,583 and 13,773,389 shares at June 30, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	86,403	88,114
Accumulated deficit	(26,121)	(27,046)
Accumulated other comprehensive loss	(68)	(72)
Total stockholders’ equity	60,228	61,010

Total liabilities and stockholders’ equity	$95,151	$91,854

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net revenue:
Products	$31,727	$22,454	$56,202	$40,410
Service	4,662	5,023	9,486	9,490
Total net revenue	36,389	27,477	65,688	49,900
Cost of revenue:
Products	13,840	8,996	24,984	16,644
Service	1,503	2,476	4,137	4,777
Total cost of revenue	15,343	11,472	29,121	21,421
Gross profit	21,046	16,005	36,567	28,479

Operating expenses:
Sales and marketing	12,787	10,712	23,560	19,428
Research and development	2,981	2,712	5,926	5,421
General and administrative	3,548	3,997	6,764	7,217
Total operating expenses	19,316	17,421	36,250	32,066
Income (loss) from operations	1,730	(1,416)	317	(3,587)
Interest and other income, net	276	217	549	361
Income (loss) before income taxes	2,006	(1,199)	866	(3,226)
Provision (benefit) for income taxes	59	30	(59)	54
Net income (loss)	$1,947	$(1,229)	$925	$(3,280)

Net income (loss) per share:
Basic	$0.14	$(0.09)	$0.07	$(0.25)
Diluted	$0.13	$(0.09)	$0.06	$(0.25)

Weighted-average number of shares used in per share calculations:
Basic	13,935	13,131	13,888	13,071
Diluted	14,629	13,131	14,633	13,071

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$1,947	$(1,229)	$925	$(3,280)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain on available-for-sale investments	5	11	8	80
Less: Reclassification adjustment for gains on investments recognized during the period	—	—	(4)	—
Net change in unrealized gain on available-for-sale investments	5	11	4	80
Tax provision	—	29	—	29
Other comprehensive income (loss), net of tax	5	(18)	4	51
Comprehensive income (loss)	$1,952	$(1,247)	$929	$(3,229)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$925	$(3,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	2,626	2,082
Depreciation and amortization	492	484
Other	(45)	(63)
Changes in assets and liabilities:
Accounts receivable	(1,641)	464
Inventories	(1,936)	(2,624)
Other current assets and prepaid expenses	(545)	(861)
Other long-term assets	(1)	(64)
Accounts payable	1,695	793
Accrued liabilities	1,534	(773)
Other long-term liabilities	—	(164)
Deferred revenue	784	(321)
Income tax liability	2	(25)
Net cash provided by (used) in operating activities	3,890	(4,352)

Cash flows from investing activities:
Acquisition of property, equipment and software	(210)	(137)
Disposal of property and equipment	40	6
Proceeds from sales of marketable investments	6,754	5,051
Proceeds from maturities of marketable investments	24,812	10,585
Purchase of marketable investments	(25,863)	(14,003)
Net cash provided by investing activities	5,533	1,502

Cash flows from financing activities:
Repurchase of common stock	(7,041)	(2,865)
Proceeds from exercise of stock options and employee stock purchase plan	3,871	2,950
Taxes paid related to net share settlement of equity awards	(1,167)	(556)
Payments on capital lease obligations	(182)	(127)
Net cash used in financing activities	(4,519)	(598)

Net increase (decrease) in cash and cash equivalents	4,904	(3,448)
Cash and cash equivalents at beginning of period	13,775	10,868
Cash and cash equivalents at end of period	$18,679	$7,420

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	$—	$84
Assets acquired under capital lease	$257	$365

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera®” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key system platforms: enlighten®, excel HR®, truSculpt®, excel V®, and xeo®. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of systems, system upgrades, hand pieces, hand piece refills (refills applicable to Titan® and truSculpt) and the distribution of third party manufactured skincare products are classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Hong Kong, Japan, Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company accounts, transactions and balances have been eliminated.

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

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to revenue elements, warranty obligations, sales commissions, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable investments, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, fair values of performance stock units and options to purchase the Company’s stock, recoverability of deferred tax assets, legal matters and claims, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB”), jointly with the International Accounting Standards Board, issued a comprehensive new standard on revenue recognition from contracts with customers. The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue recognition. Provisions of this new standard are effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2016. In April 2015, the FASB proposed a deferral of this standard's effective date by one year. The proposed deferral allows early adoption at the original effective date. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new guidance.

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

Note 2. Cash, Cash Equivalents and Marketable Investments

The Company invests its cash primarily in money market funds, commercial paper, corporate notes and bonds, municipal bonds, and debt securities issued by the U.S. government and its agencies. The Company considers all highly liquid investments, with an original maturity of three months or less at the time of purchase, to be cash equivalents. Investments with maturities of greater than three months at the time of purchase are accounted for as “available-for-sale,” are carried at fair value with unrealized gains and losses reported as a component of stockholders’ equity, are held for use in current operations and are classified in current assets as “marketable investments.” Marketable investments that were collateralized for a standby letter of credit, were reflected as "restricted investments."

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents, marketable investments and restricted investments (in thousands):

June 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$11,604	$—	$—	$11,604
Money market funds	982	—	—	982
Commercial paper	6,093	—	—	6,093
Total cash and cash equivalents	18,679	—	—	18,679

Marketable investments:
U.S. government notes	2,861	—	(6)	2,855
U.S. government agencies	2,005	—	(1)	2,004
Municipal securities	200	—	—	200
Commercial paper	14,319	2	(1)	14,320
Corporate debt securities	12,891	8	(8)	12,891
Total marketable investments	32,276	10	(16)	32,270

Restricted investments:
Money market funds	25	—	—	25
U.S. government notes	2,266	—	(1)	2,265
Total restricted investments	2,291	—	(1)	2,290

Total cash, cash equivalents, marketable investments and restricted investments	$53,246	$10	$(17)	$53,239

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,672	$—	$—	$6,672
Money market funds	6,053	—	—	6,053
Commercial paper	1,050	—	—	1,050
Total cash and cash equivalents	13,775	—	—	13,775

Marketable investments:
U.S. government notes	8,403	4	(9)	8,398
U.S. government agencies	3,918	—	(2)	3,916
Municipal securities	1,325	—	—	1,325
Commercial paper	12,299	2	(2)	12,299
Corporate debt securities	14,366	3	(8)	14,361
Total marketable investments	40,311	9	(21)	40,299

Total cash, cash equivalents and marketable investments	$54,086	$9	$(21)	$54,074

As of June 30, 2017 and December 31, 2016, total gross unrealized losses were $17,000 and $21,000, respectively, and were related to interest rate changes on available-for-sale marketable and restricted investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments, and restricted investments as of June 30, 2017 (in thousands):

Amount
Due in less than one year	$30,361
Due in 1 to 3 years	4,174
Total marketable investments	$34,535

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

As of June 30, 2017, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$982	$—	$—	$982
Commercial paper	—	6,093	—	6,093
Marketable investments:
Available-for-sale securities	—	32,270	—	32,270
Restricted investments:
Money market funds	25	—	—	25
U.S. government notes	—	2,265	—	2,265
Total assets at fair value	$1,007	$40,628	$—	$41,635

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The weighted average remaining maturity of the Company’s Level 2 investments as of June 30, 2017 is less than 1 year and all of these investments are rated by S&P and Moody’s at A- or better.

Note 4. Balance Sheet Details

Inventories

As of June 30, 2017 and December 31, 2016, inventories consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$12,248	$10,966
Finished goods	4,665	4,011
Total	$16,913	$14,977

Accrued Liabilities

As of June 30, 2017 and December 31, 2016, accrued liabilities consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Accrued payroll and related expenses	$9,006	$9,036
Warranty liability	2,877	2,461
Sales tax	2,087	2,373
Other	5,003	3,527
Total	$18,973	$17,397

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

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning Balance	$2,735	$1,819	$2,461	$1,819
Add: Accruals for warranties issued during the period	1,944	1,178	4,079	2,432
Less: Settlements made during the period	(1,802)	(997)	(3,663)	(2,251)
Ending Balance	$2,877	$2,000	$2,877	$2,000

Note 6. Deferred Service Contract Revenue

The Company generates Service revenue from the sale of extended service contracts and from time and material services provided to customers who are not under a warranty or extended service contract. Service contract revenue is recognized on a straight-line basis over the period of the applicable contract. Service revenue from time and material services, is recognized as the services are provided.

The following table provides changes in the deferred service contract revenue balance for the three and six month ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning Balance	$9,555	$10,512	$9,431	$10,469
Add: Payments received	3,721	3,045	7,112	6,308
Less: Revenue recognized	(3,263)	(3,334)	(6,530)	(6,554)
Ending Balance	$10,013	$10,223	$10,013	$10,223

Costs for extended service contracts were $1.0 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Amended and Restated 2004 Equity Incentive Plan

In the second quarter ended June 30, 2017, the Company’s board of directors (“Board”) and stockholders approved the amendment and restatement of the 2004 equity incentive plan (“Amended and Restated 2004 Equity Incentive Plan”). The amendments included the extension of the term of the plan to the date of the Annual Meeting of the Company’s stockholders in 2022, an increase in the number of shares available for future grant by 1,600,000 shares, and other terms of the plan. The Amended and Restated 2004 Equity Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units, performance shares, and other stock or cash awards.

Share Repurchase Program

On February 8, 2016, the Company announced that its Board of Directors approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. As of December 31, 2016, there remained an additional $5.1 million in the Stock Repurchase Program to use for repurchasing the Company’s common stock. On February 13, 2017 the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $5 million.

In the three and six months ended June 30, 2017, the Company repurchased 193,844 and 334,244 shares of its common stock for approximately $4.1 million and $7.0 million, respectively. As of June 30, 2017, there remained an additional $3.1 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

On July 28, 2017 the Company's Board of Directors approved an incremental $25 million to be added to the Stock Repurchase Program.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$147	$40	$276	$181
Sales and marketing	401	229	821	605
Research and development	239	105	476	285
General and administrative	444	376	1,053	1,011
Total stock-based compensation expense	$1,231	$750	$2,626	$2,082

Activity under the Company’s Amended and Restated 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2016	721,657	1,116,472	$9.56
Additional shares reserved	1,600,000	—	—
Options granted	(85,500)	85,500	18.71
Stock awards granted(1) (2)	(486,614)	—	—
Options exercised	—	(370,162)	8.88
Options canceled	31,393	(31,393)	14.38
Stock awards canceled(1)	97,823	—	—
Balance, June 30, 2017	1,878,759	800,417	$10.66

(1)

The Company has a “fungible share” provision in its Amended and Restated 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively.

(2)

Included in 'Stock awards granted' of 486,614, was 221,540 fungible shares relating to 104,500 of PSUs granted. These PSUs may result in a lower number of shares of common stock that may be released on January 1, 2018, based on PSUs forfeited due to employment terminations and the degree of achievement of two performance goals compared to targets that were pre-determined by the Board and disclosed in a Form 8-K on January 11, 2017.

Under the Amended and Restated 2004 Equity Incentive Plan, the Company issued 241,696 shares and 426,903 shares of common stock during the three and six months ended June 30, 2017, respectively, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of June 30, 2017, there was approximately $4.9 million of unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards. The expense is expected to be recognized over the remaining weighted-average period of 1.81 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Note 8. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, restricted stock units, performance stock units and employee stock purchase plan contributions), which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for the equity award, and the amount of compensation cost for future service that the Company has not yet recognized, are all assumed to be used to repurchase shares. Diluted earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Numerator
Net income (loss) (in thousands)	$1,947	$(1,229)	$925	$(3,280)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	13,935	13,131	13,888	13,071
Dilutive effect of incremental shares and share equivalents	694	—	745	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	14,629	13,131	14,633	13,071
Net income (loss) per share:
Net income (loss) per share, basic	$0.14	$(0.09)	$0.07	$(0.25)
Net income (loss) per share, diluted	$0.13	$(0.09)	$0.06	$(0.25)

The following numbers of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	66	1,993	53	2,059
Restricted stock units	3	448	2	426
Performance stock units	—	151	—	144
Employee stock purchase plan shares	—	83	—	83
Total	69	2,675	55	2,712

Note 9. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. In the quarter ended December 31, 2016, the Company adopted the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of the ASU No. 2016-09, the six months ended June 30, 2017 tax provision includes the discrete accounting of the net tax benefit of excess compensation cost (“windfalls”). In the periods prior to the adoption of ASU No. 2016-09, the tax benefit of windfalls and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement.

For the six month period ended June 30, 2016, the Company used a discrete effective tax rate method to calculate the provision for income taxes. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal six-month period ended June 30, 2016.

The Company’s income tax expense of $59,000 and income tax benefit of $59,000 for the three and six months ended June 30, 2017, respectively, related primarily to the Company’s U.S. and non-U.S. operations based on the annual effective tax rate method. In addition, it included a tax benefit for excess tax deductions of approximately $59,000 and $110,000 recorded discretely in the three and six months ended June 30, 2017, respectively. The Company’s income tax expense for the three and six months ended June 30, 2016 was $30,000 and $54,000, respectively, and related primarily to income taxes of the Company’s non-U.S. operations.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2017, and December 31, 2016, the Company had a 100% valuation allowance against its U.S. deferred tax assets. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative losses and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

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

Note 11. Subsequent Events

On May 2, 2017, the Company entered into a new building lease with the intent to relocate its corporate headquarters to a new facility in Fremont, California. On July 6, 2017, the Company terminated this lease in return for a lump sum receipt from the lessor of $4.0 million. In conjunction with this lease termination, the Company cancelled a standby letter of credit that it had provided to the landlord as a security deposit, which removed all restrictions on $2.3 million of investments that were used to secure the standby letter of credit and recorded as “Restricted investments” in the balance sheet as of June 30, 2017. Simultaneously with the execution of the lease termination, the Company entered into an amendment to its existing lease agreement for the Company to maintain its corporate headquarters in its current facility in Brisbane, California. This amendment extends the term of the lease from December 31, 2017 to January 31, 2023.

As of June 30, 2017, the Company had $3.1 million remaining under its Stock Repurchase Program. On July 28, 2017, the Company’s Board of Directors approved an additional $25 million to be added to the program.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

●	changes in our common stock price;
●	changes in our profitability;
●	regulatory activities and announcements, including the failure to obtain regulatory approvals for our new products;
●	effectiveness of our internal controls over financial reporting;
●	fluctuations in future quarterly operating results;
●	failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States (“U.S.”) Food and Drug Administration (“FDA”) laws and regulations;

●	failure to establish, expand or maintain market acceptance or payment for the purchase of our products;
●	failure to maintain the current regulatory approvals for our indications;
●	unfavorable results from clinical studies;
●	variations in sales and operating expenses relative to estimates;
●	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;
●	product liability-related losses and costs;
●	protection, expiration and validity of our intellectual property;
●	changes in technology, including the development of superior or alternative technology or devices by competitors;
●	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;
●	failure to comply with foreign law and regulations;
●	international operational and economic risks and concerns;
●	failure to attract or retain key personnel;
●	losses or costs from pending or future lawsuits and governmental investigations;
●	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
●	changes in customer spending patterns;
●	continued volatility in the global market and worldwide economic conditions;
●	changes in tax laws or exposure to additional income tax liabilities; and
●	weather or natural disasters that interrupt our business operations or the business operations of our customers.

Other factors that could cause our actual results to differ from our projected results are described in (1) “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our Annual Report on Form 10-K for the period ended December 31, 2016 (“2016 Form 10-K”), (3) our reports and registration statements filed and furnished from time to time with the U.S. Securities and Exchange Commission (“SEC”) and (4) other announcements we make from time to time.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date hereof.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited consolidated financial statements and related notes included elsewhere in this report. Operating results for the twenty-six weeks ended June 30, 2017 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2016 Form 10-K.

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

Executive Summary

Company Description.

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment of vascular conditions and removal of benign pigmented lesions, hair removal, skin rejuvenation, body contouring, skin resurfacing, tattoo removal and toenail fungus treatment. Our platforms are designed to be easily upgraded to add applications and hand pieces, which provide flexibility for our customers as they expand their practices. The sales of systems, system upgrades, hand pieces, hand piece refills (applicable to Titan and truSculpt) and the distribution of third party manufactured skincare products are classified as “Products” revenue. In addition to Products revenue, we generate revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

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

Other than the above mentioned five primary systems, we continue to generate revenue from our legacy products such as GenesisPlusTM, CoolGlide®, and a third-party sourced system called myQ® for the Japanese market. We have renewed our distribution contract for the sale of myQ in Japan on a non-exclusive basis through September 30, 2018. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we distribute ZO Medical Health Inc. (“ZO”) skincare products.

Service revenue relates to prepaid service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products.
●	Customer (physicians and other practitioners) demand for our products.
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors.
●	Ongoing investment in our global sales and marketing infrastructure.
●	Use of clinical results to support new aesthetic products and applications.
●	Increaed collaboration with key opinion leaders of our industry to assist us in selling efforts.
●	Marketing to physicians in the core dermatology and plastic surgery specialties, as well as outside those specialties.
●	Generating ongoing revenue from our growing installed base of customers through the sale of systems, system upgrades, hand piece refills, skincare products, and services.

For a detailed discussion of the significant business trends impacting our business, please see the section titled “Results of Operations” below.

Factors that May Impact Future Performance.

Our industry is impacted by numerous competitive, regulatory, macroeconomic and other significant factors. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance depends on our ability to continue to expand our product offerings, develop innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business could be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in

(1) “Part II, Item 1A. Risk Factors” and elsewhere in this Form 10-Q, (2) our 2016 Form 10-K, (3) our reports and registration statements filed and furnished from time to time with the SEC, and (4) other announcements we make from time to time.

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

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that we consider to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Form 10-K. There have been no significant changes to the accounting policies and estimates disclosed in our Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net revenue	100%	100%	100%	100%
Cost of revenue	42%	42%	44%	43%
Gross margin	58%	58%	56%	57%

Operating expenses:
Sales and marketing	35%	39%	36%	39%
Research and development	8%	10%	9%	11%
General and administrative	10%	14%	10%	14%
Total operating expenses	53%	63%	55%	64%

Income (loss) from operations	5%	(5)%	1%	(7)%
Interest and other income, net	1%	1%	1%	1%
Income (loss) before income taxes	6%	(4)%	2%	(6)%

Provision for income taxes	—%	—%	—%	—%
Net income (loss)	6%	(4)%	2%	(6)%

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Revenue mix by geography:
United States	$24,239	53%	$15,806	$40,783	52%	$26,860
International	12,150	4%	11,671	24,905	8%	23,040
Consolidated total revenue	$36,389	32%	$27,477	$65,688	32%	$49,900

United States as a percentage of total revenue	67%		58%	62%		54%
International as a percentage of total revenue	33%		42%	38%		46%

Revenue mix by product category:
Systems – North America	$22,626	63%	$13,888	$37,086	62%	$22,912
Systems – International	7,489	7%	6,976	16,021	11%	14,465
Total Systems	30,115	44%	20,864	53,107	42%	37,377
Hand Piece Refills	649	(10%)	720	1,148	(11%)	1,284
Skincare	963	11%	870	1,947	11%	1,749
Service	4,662	(7%)	5,023	9,486	—%	9,490
Consolidated total revenue	$36,389	32%	$27,477	$65,688	32%	$49,900

Total Net Revenue:

Our revenue increased by 32% in both the three month and six month periods ended June 30, 2017, compared to the same periods in 2016, due primarily to an increase in the volume of systems sold.

Revenue by Geography:

Our U.S. revenue increased by $8.4 million, or 53%, and by $13.9 million, or 52%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. This growth was due primarily to an increase in the volume of systems sold, as the result of the launch of our second generation truSculpt 3D product in the second quarter ended June 30, 2017, as well as increased sales headcount and additional marketing and promotional activities.

Our international revenue increased by $479,000, or 4%, and by $1.9 million, or 8%, in the three and six months ended June 30, 2017, compared to the same periods in 2016. These increases were due primarily to growth in our direct business in Hong Kong and Japan as well as an increase in distributor business in the Middle East, partially offset by declines in revenue from our direct countries in Europe, and our Asia and Latin America distributors.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $8.7 million, or 63%, and by $14.2 million, or 62%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. This growth was due primarily to an increase in volume of truSculpt 3D and other platforms, which was driven in part by additional sales headcount, higher productivity of our sales representatives, and the positive impact of additional marketing and promotional activities.

Systems revenue outside of North America (“International”) increased by $513,000, or 7%, and by $1.6 million, or 11%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. This growth was attributable primarily to increased revenue from xeo and excel HR, partially offset by declines in the volume of our first generation truSculpt product (truSculpt 3D has not yet been launched internationally).

Hand Piece Refills Revenue

Our Hand Piece Refills revenue decreased by $71,000, or 10%, and by $136,000, or 11%, in the three and six months ended June 30, 2017, compared to the same periods in 2016. These decreases were caused primarily by reduced utilization of the Titan hand pieces.

Skincare Revenue

Our revenue from Skincare products in Japan increased by $93,000, or 11%, and by $198,000, or 11%, in the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. These increases were due primarily to increased marketing and promotional activities for this distributed product.

Service Revenue

Our worldwide Service revenue decreased by $361,000, or 7%, in the three months ended June 30, 2017, compared to the same period in 2017. This decrease was due primarily to decreased sales of system parts to our network of international distributors. Our worldwide Service revenue was flat in the six months ended June 30, 2017, when compared to the same period in 2016.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Gross profit	$21,046	31%	$16,005	$36,567	28%	$28,479
As a percentage of total net revenue	58%		58%	56%		57%

Our cost of revenue consists primarily of material, personnel expenses, product warranty costs, amortization of intangibles and manufacturing overhead expenses.

Gross margin in the three months ended June 30, 2017, compared to same period in 2016, remained flat at 58%. This was due primarily to:

●	An improvement in margins resulting from an $8.9 million increase in total net revenue, which improved the leverage of our manufacturing department expenses;
●	An increase in the volume of truSculpt 3D system sales that have a higher margin than our enlighten and excel HR products; offset by
●	Increased service and warranty related expenses for some of our system platforms that are more complex and have a higher material cost, compared to our legacy systems.

Gross margin in the six months ended June 30, 2017 decreased to 56%, compared to 57% in the same period in 2016. This decrease was due primarily to:

●	Margin improvements resulting from the increased number of systems sold that improved the leverage of our manufacturing department expenses;
●	Improved margins from truSculpt 3D system sales that have a higher margin than our enlighten and excel HR products; offset by
●	Reduced margins resulting from a higher percentage of total revenue coming from our enlighten and excel HR products that have lower gross margins than our legacy and truSculpt products. In addition, in the quarter ended March 31, 2017 our enlighten average selling prices were negatively impacted due to the offering of favorable discounted pricing to our installed base of customers to upgrade to enlighten III as part of our normal market seeding of our product with key opinion leaders interested to act as future reference sites; and
●	Reduction in margins due to increased warranty related expenses for some of our system platforms that are more complex and have a higher material cost than our legacy products.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Sales and marketing	$12,787	19%	$10,712	$23,560	21%	$19,428
As a percentage of total net revenue	35%		39%	36%		39%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses as a percentage of revenue declined to 35% and 36% during the three and six months ended June 30, 2017, respectively, compared to 39% during the three and six months ended June 30, 2016. This improvement was due primarily to improved leverage in our sales and marketing expenses as well as an improvement in our direct sales employee productivity.

The $2.1 million increase in sales and marketing expenses during the three months ended June 30, 2017, compared to the same period in 2016, was due primarily to:

●	$1.4 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;
●	$275,000 of higher marketing consulting services;
●	$190,000 of higher travel related expenses in North America, resulting from greater activity and increased headcount; and
●	$163,000 of higher promotional and product demonstration expenses, primarily in North America.

Sales and marketing expenses increased by $4.1 million in the six months ended June 30, 2017, compared to the same period in the prior year, due primarily to:

●	$2.6 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;
●	$500,000 of higher promotional and product demonstration expenses, primarily in North America;
●	$454,000 of higher travel related expenses in North America, resulting from greater activity and increased headcount; and
●	$389,000 of higher marketing consulting services.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Research and development	$2,981	10%	$2,712	$5,926	9%	$5,421
As a percentage of total net revenue	8%		10%	9%		11%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $269,000, and represented 8% of total net revenue, in the three months ended June 30, 2017, compared to 10% for the same period in 2016. This increase in expense was due primarily to:

●	$164,000 of increased personnel and consulting related expenses.

R&D expenses increased by $505,000, and represented 9% of total net revenue, in the six months ended June 30, 2017, compared to 11% for the same period in 2016. This increase in expense was due primarily to:

●	$413,000 of increased personnel and consulting related expenses.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2016	% Change	2016
General and administrative	$3,548	(11)%	$3,997	$6,764	(6)%	$7,217
As a percentage of total net revenue	10%		14%	10%		14%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses decreased by $449,000 and represented 10% of total net revenue in the three months ended June 30, 2017, compared to 14% in the same period in 2016, due primarily to:

●	Litigation settlement expenses and legal fees associated with a litigation matter settled in the second quarter of 2016, which did not recur in 2017; partially offset by
●	$363,000 of increased fees related to consulting services;
●	$218,000 of increased personnel related expenses; and
●	$107,000 of increased legal fees.

G&A expenses decreased by $453,000 and represented 10% of total net revenue in the six months ended June 30, 2017, compared to 14% in the same period in 2016, due primarily to:

●	Litigation settlement expenses and legal fees associated with a litigation matter settled in the second quarter of 2016, which did not recur in 2017; partially offset by
●	$417,000 of increased fees related to consulting services;
●	$139,000 of increased personnel related expenses; and
●	$114,000 of increased legal fees.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Interest income	$124	59%	$78	$243	57%	$155
Other income (expense), net	152	9%	139	306	49%	206
Total interest and other income, net	$276	27%	$217	$549	52%	$361

Interest and other income, net, increased $59,000 in the three months ended June 30, 2017, compared to the same period in 2016. This increase was due primarily to an increase in interest income from our marketable investments resulting from an increased investment balance as well as higher rates of return.

Interest and other income, net, increased $188,000 in the six months ended June 30, 2017, compared to the same period in 2016. This increase was due primarily to a reduction in net foreign exchange losses as well as an increase in interest income from our marketable investments resulting from an increased investment balance as well as higher rates of return.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Income (loss) before income taxes	$2,006	267%	$(1,199)	$866	127%	$(3,226)
Provision for income taxes	59	97%	30	(59)	(209)%	54

For the three months ended June 30, 2017, our income tax expense was $59,000, compared to $30,000 in the same period in 2016. For the six months ended June 30, 2017, our income tax benefit was $59,000, compared to a tax expense of $54,000 in the same period in 2016.

In the three and six months ended June 30, 2017, we calculated the provision for income taxes for interim reporting periods by applying an estimate of the ‘annual effective tax rate’ for the full fiscal year to ordinary income or loss. Our income tax (benefit) for the three and six months ended June 30, 2017 related primarily to U.S. alternative minimum taxes as we are able to utilize our net operating losses brought forward against our projected income for fiscal 2017. In addition, we recorded discretely the net tax benefit of excess equity compensation costs (“windfalls”) of approximately $59,000 and $110,000 in the three and six months ended June 30, 2017, respectively.

For our income tax provision in the three and six months ended June 30, 2016, the tax expense was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we had a 100% valuation allowance against them. We did not record a year-to-date tax benefit associated with the projected 2016 U.S. tax expense due to historical losses and uncertainties related to the projected income. We continue to maintain a 100% valuation allowance against our U.S. deferred tax assets in fiscal 2016 and 2017.

Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a full valuation allowance to offset our U.S. deferred tax assets, which primarily represent future income tax benefits associated with our operating losses because we do not currently believe that the positive evidence outweighs the negative evidence.  In the near future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release. In addition, as and when we discontinue recording a valuation allowance against our deferred tax assets, we expect that our income tax expense recorded in future quarters will increase.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operating activities, stock option exercises, Employee Stock Purchase Plan contributions, and the liquidation of marketable investments. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents, marketable investments and restricted investments:

(Dollars in thousands)	June 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$18,679	$13,775	$4,904
Marketable investments	32,270	40,299	(8,029)
Restricted investments	2,290	-	2,290
Total	$53,239	$54,074	$(835)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Net cash flow provided by (used in):
Operating activities	$3,890	$(4,352)
Investing activities	5,533	1,502
Financing activities	(4,519)	(598)
Net decrease in cash and cash equivalents	$4,904	$(3,448)

Cash Flows from Operating Activities

Net cash generated from operating activities in the six months ended June 30, 2017 was $3.9 million, which was due primarily to:

●

$4.0 million generated due to the net income of $925,000 increased by non-cash related items of $3.1 million consisting primarily of stock-based compensation expense of $2.6 million and depreciation and amortization expenses of $492,000;

●	$1.7 million generated from an increase in accounts payable due primarily to increased material purchases;
●	$1.5 million generated from an increase in accrued liabilities due primarily to higher personnel and warranty costs; and
●	$784,000 generated from an increase in deferred revenue; partially offset by
●	$1.9 million used to increase inventories;
●	$1.6 million used as a result of increased accounts receivables; and
●	$545,000 used to increase pre-paid expenses.

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

Cash Flows from Investing Activities

We generated net cash of $5.5 million in our investing activities in the six months ended June 30, 2017, which was attributable primarily to:

●     $31.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●     $25.9 million of cash used to purchase marketable investments; and

●     $210,000 of cash used to purchase property, equipment and software.

We generated net cash of $1.5 million in our investing activities in the six months ended June 30, 2016, which was attributable primarily to:

●     $15.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by

●     $14.0 million of cash used to purchase marketable investments; and

●     $137,000 of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $4.5 million in the six months ended June 30, 2017, which was primarily due to:

●	$7.0 million used to repurchase common stock;
●	$1.2 million of cash used for taxes paid related to net share settlement of equity awards;
●	$182,000 used to pay down our capital lease obligations of $182,000; partially offset by
●	$3.9 million of cash generated from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Net cash used in financing activities was $598,000 in the six months ended June 30, 2016, which was primarily due to:

●	$2.9 million used to repurchase common stock;
●	$556,000 of cash used for taxes paid related to net share settlement of equity awards; partially offset by
●	$3.0 million generated from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and investments of $50.9 million as of June 30, 2017. For the first six months of 2017, we financed our operations through our operating activities, the sales and maturities of marketable investments and cash from the sale of stock due to employees exercising their stock options and purchasing stock through the ESPP program. In July 2017, our Board of Directors approved an incremental $25.0 million to be added to the $3.1 million that was available to repurchase stock as of June 30, 2017.  We believe the existing capital resources, including cash, cash equivalents and investments of $53.2 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase stock pursuant to our Share Repurchase Program.

In July 2017, we terminated the building lease for a new facility in Fremont, California, that we had entered into in May 2017. In conjunction with this lease termination, we received a lump sum termination payment of $4.0 million from the landlord. In addition, we cancelled a standby letter of credit that we had provided the landlord as a security deposit, which removed all restrictions on $2.3 million of investments that were used to secure the letter of credit. Except for the foregoing, cash used to fund our operating activities in certain historical quarters, purchase fixed assets and repurchase our common stock, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

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

Interest Rate Fluctuations:

Our exposure to interest rate risk relates primarily to our investment portfolio, which includes primarily debt instruments of the U.S. Government and its agencies, municipal bonds, corporate debt securities and commercial paper. Fixed rate securities may have their fair market value adversely impacted if there is an increase in interest rates. While it is our intent to hold these securities to maturity, if for some reason we need to sell a security that has declined in market value due to changes in interest rates, then we may suffer losses in principal. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of June 30, 2017, assuming a hypothetical increase in interest rates of one percentage point (or 100 basis points), the fair value of our total investment portfolio would have potentially declined by approximately $134,000.

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

Our business faces many risks. Any of the risks referenced below or elsewhere in this Report on Form 10-Q or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For additional detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Part I. Item 1A. Risk Factors” in our 2016 Form 10-K and elsewhere as described in this Report on Form 10-Q.

Our failure to attract and retain qualified personnel and any changes in our key personnel, including officers, could adversely affect our operations.

Our employees are vital to our success and our ability to grow in the future will depend upon our ability to attract, hire and retain highly qualified employees. On April 17, 2017, we announced the resignation of Ronald J. Santilli, our Executive Vice President and Chief Financial Officer, effective following a transition period once his successor is named. On July 12, 2017 we announced the retention of Sandra A. Gardiner as Chief Financial Officer on a consulting basis as the Company continues a search for a permanent CFO.  We are currently engaged in an ongoing effort to identify and hire a successor. We believe that we have thus far been successful in attracting and retaining qualified personnel in a highly-competitive labor market due, in large part, to our competitive compensation and benefits and our rewarding work environment, and providing employees with opportunities to contribute to our continued growth and success. However, our failure to attract and retain qualified personnel and any changes in our key personnel, including officers, could adversely affect our operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the six months ended June 30, 2017 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
February 21-28, 2017	30	$21.06	30	$9,509
March 1-31, 2017	110	20.57	110	7,238
April 1-30, 2017	75	19.64	75	5,766
May 1-30, 2017	44	20.29	44	4,866
June 1-30, 2017	75	23.55	75	3,110
February 21-June 30, 2017	334	$21.03	334	$3,110

As of December 31, 2016, we had $5.1 million available in our Stock Repurchase Program. On February 13, 2017 our Board of Directors approved an additional $5 million to be added to the program.

In the six months ended June 30, 2017, we repurchased 334,244 shares of our common stock for approximately $7.0 million. As of June 30, 2017, there remained an additional $3.1 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

On July 28, 2017 our Board of Directors approved an incremental $25 million to be added to the Stock Repurchase Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

3.5	(3)	Second Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.24	(4)	6530 Paseo Padre Parkway Fremont, California Lease dated May 2, 2017 by and between the Company and SI 28, LLC.

10.25	(3)	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

10.26	(5)	6530 Paseo Padre Parkway Fremont, California Lease Termination Agreement dated July 6, 2017 by and between the Company and SI 28, LLC.

10.27	(5)	Second Amendment to Brisbane Technology Park Lease dated July 6, 2017 by and between the Company and BMR-Bayshore Boulevard LP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins		Instance Document

101.sch		XBRL Taxonomy Extension Schema Document

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document

101.def		XBRL Taxonomy Extension Definition Linkbase Document

101.lab		XBRL Taxonomy Extension Label Linkbase Document

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from our Definitive Proxy Statement on Form 14A filed with the SEC on May 1, 2017.
(4)	Incorporated by reference from Current Report on From 8-K filed May 9, 2017. Incorporated by reference from Current Report of From 8-K filed May 9, 2017.
(5)	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of August, 2017.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner
Consultant Chief Financial Officer
(Principal Financial and Accounting Officer)