Form 10-Q
period 2017-09-30
CUTERA INC
filed 2017-11-07
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2017 was 13,854,966.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$14,784	$13,775
Marketable investments	35,692	40,299
Accounts receivable, net	19,604	16,547
Inventories	23,728	14,977
Other current assets and prepaid expenses	2,894	2,251
Total current assets	96,702	87,849

Property and equipment, net	1,842	1,907
Deferred tax asset	384	377
Intangibles, net	—	2
Goodwill	1,339	1,339
Other long-term assets	381	380
Total assets	$100,648	$91,854

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,805	$2,598
Accrued liabilities	22,203	17,397
Deferred revenue	8,801	8,394
Total current liabilities	36,809	28,389

Deferred revenue, net of current portion	1,950	1,705
Income tax liability	171	168
Other long-term liabilities	505	582
Total liabilities	39,435	30,844

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,906,439 and 13,773,389 shares at September 30, 2017 and December 31, 2016, respectively	14	14
Additional paid-in capital	81,195	88,114
Accumulated deficit	(19,933)	(27,046)
Accumulated other comprehensive loss	(63)	(72)
Total stockholders’ equity	61,213	61,010

Total liabilities and stockholders’ equity	$100,648	$91,854

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net revenue:
Products	$33,486	$25,493	$89,688	$65,903
Service	4,687	4,788	14,173	14,278
Total net revenue	38,173	30,281	103,861	80,181
Cost of revenue:
Products	13,859	10,160	38,843	26,804
Service	2,104	2,378	6,241	7,155
Total cost of revenue	15,963	12,538	45,084	33,959
Gross profit	22,210	17,743	58,777	46,222

Operating expenses:
Sales and marketing	13,148	10,574	36,708	30,002
Research and development	3,467	2,914	9,393	8,335
General and administrative	3,379	2,716	10,143	9,933
Lease termination income	(4,000)	—	(4,000)	—
Total operating expenses	15,994	16,204	52,244	48,270
Income (loss) from operations	6,216	1,539	6,533	(2,048)
Interest and other income, net	197	166	746	527
Income (loss) before income taxes	6,413	1,705	7,279	(1,521)
Provision for income taxes	225	61	166	115
Net income (loss)	$6,188	$1,644	$7,113	$(1,636)

Net income (loss) per share:
Basic	$0.44	$0.12	$0.51	$(0.12)
Diluted	$0.42	$0.12	$0.48	$(0.12)

Weighted-average number of shares used in per share calculations:
Basic	13,973	13,163	13,917	13,102
Diluted	14,767	13,544	14,733	13,102

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income (loss)	$6,188	$1,644	$7,113	$(1,636)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gains (losses) on available-for-sale investments	5	(24)	13	56
Less: Reclassification adjustment for gains on investments recognized during the period	—	(1)	(4)	(1)
Net change in unrealized gain and losses on available-for-sale investments	5	(25)	9	55
Tax provision (benefit)	—	(9)	—	20
Other comprehensive income (loss), net of tax	5	(16)	9	35
Comprehensive income (loss)	$6,193	$1,628	$7,122	$(1,601)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$7,113	$(1,636)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,623	2,652
Depreciation and amortization	750	733
Other	(67)	(45)
Changes in assets and liabilities:
Accounts receivable	(3,048)	(61)
Inventories	(8,751)	(4,400)
Other current assets and prepaid expenses	(633)	(690)
Other long-term assets	(1)	(60)
Accounts payable	3,207	1,324
Accrued liabilities	4,757	886
Other long-term liabilities	—	(247)
Deferred revenue	652	(1,187)
Income tax liability	3	(18)
Net cash provided by (used) in operating activities	7,605	(2,749)

Cash flows from investing activities:
Acquisition of property, equipment and software	(443)	(311)
Disposal of property and equipment	53	17
Proceeds from sales of marketable investments	9,154	6,153
Proceeds from maturities of marketable investments	39,612	20,135
Purchase of marketable investments	(44,156)	(23,944)
Net cash provided by investing activities	4,220	2,050

Cash flows from financing activities:
Repurchase of common stock	(13,776)	(4,873)
Proceeds from exercise of stock options and employee stock purchase plan	4,566	6,798
Taxes paid related to net share settlement of equity awards	(1,332)	(601)
Payments on capital lease obligations	(274)	(218)
Net cash used in financing activities	(10,816)	1,106

Net increase in cash and cash equivalents	1,009	407
Cash and cash equivalents at beginning of period	13,775	10,868
Cash and cash equivalents at end of period	$14,784	$11,275

Supplemental disclosure of non-cash items:
Assets acquired under capital lease	$257	$580

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key system platforms: enlighten®, excel HR®, truSculpt®, excel V®, and xeo®. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of (i) systems, system upgrades and hand pieces (classified as “Systems” revenue); (ii) hand piece refills applicable to Titan® and truSculpt (classified as “Hand Piece Refills”); and (iii) the distribution of third party manufactured skincare products (classified as "Skincare” revenue); and collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

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

Unaudited Interim Financial Information

The interim financial information included in this report is unaudited. The Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting only of normal recurring adjustments) that the Company considers necessary for the fair presentation of the results of operations for the interim periods covered and of the financial condition of the Company at the date of the interim balance sheet. The December 31, 2016 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2017.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported and disclosed in the Condensed Consolidated Financial Statements and the accompanying notes. These estimates are based on management's best knowledge of current events and actions we may undertake in the future. Actual results could differ materially from those estimates. On an ongoing basis, the Company evaluates these estimates, including those related to revenue elements, warranty obligations, sales commissions, accounts receivable and sales allowances, provision for excess and obsolete inventories, fair values of marketable investments, useful lives of property and equipment, fair values of performance stock units and options to purchase the Company’s stock, recoverability of deferred tax assets, legal matters and claims, and effective income tax rates, among others. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB”), jointly with the International Accounting Standards Board, issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This new standard will replace most of the existing revenue recognition guidance in GAAP when it becomes effective and permits the use of either the retrospective or the modified retrospective method (or cumulative effect transition method).

The standard's core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will: (1) identify the contract(s) with a customer, (2) identify the performance obligation in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. Additionally, this new guidance would require significantly expanded disclosures about revenue. The new standard is effective for annual reporting periods (including interim reporting periods within those annual periods) beginning after December 15, 2017. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt this new standard.

While the Company has not completed its evaluation, the Company currently plans to adopt this accounting standard in the first quarter of fiscal year 2018 using the modified retrospective method. Based on the analysis performed through the third quarter of 2017, the Company believes that the timing and measurement of revenue recognition under its contracts with customers for its Products and Services will not change significantly. However, the basis of revenue recognition will change to one based on the transfer of control of products and services. Also based on the analysis performed, the Company expects that incremental contract acquisition costs of obtaining revenue generating contracts, such as sales commissions paid in connection with system sales with multi-year post-warranty service contracts, would be capitalized and amortized over the customer relationship period. Under the current guidance, the Company expenses such costs when incurred. The Company is in the process of calculating the adjustment that would be required for capitalizing the sales commissions to accumulated deficit and completing the analysis and documentation required for the implementation of ASC 606 upon adoption of the standard on January 1, 2018.

The new revenue standard is principle-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

The new standard requires comprehensive disclosures of quantitative and qualitative information that enables users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The Company is in the process of preparing the expanded disclosures required under ASC 606.

Accounting for Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The new standard becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. The new standard is required to be adopted using the modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company generally does not finance purchases of equipment or other capital, but does lease some of its facilities. Several of the Company’s customers finance purchases of its system products through third party lease companies and not directly with the Company. The Company does not believe that the new standard will change customer buying patterns or behaviors for its products. The Company expects that upon adoption, right-of-use assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

Accounting for Income Taxes

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU will be effective for the Company in the first quarter of 2018. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company does not believe that adopting this ASU will have a material impact on the financial Statements.

Adopted Accounting Pronouncement

Beginning fiscal year 2017, the Company adopted ASU No. 2016-09, Improvements to Employee Share-based Payment Accounting, which changes among other things, how the tax effects of share-based awards are recognized. ASU No. 2016-09 requires excess tax benefits and tax deficiencies to be recognized in the provision for income taxes as discrete items in the period when the awards vest or are settled, whereas previously such income tax effects were generally recorded as part of additional paid-in capital. The provision for income taxes for the three and nine months ended September 30, 2017, included excess tax benefits of $50,000 and $160,000, respectively. The recognized excess tax benefits resulted from share-based compensation awards primarily associated with employee equity plans that were vested or settled in the three and nine months ended September 30, 2017. This ASU also eliminates the requirement to reclassify cash flows related to excess tax benefits from operating activities to financing activities on the consolidated statements of cash flows. The Company also excluded the related tax benefits when applying the treasury stock method for computing diluted shares outstanding on a prospective basis as required by this ASU. In addition, the Company elected to continue its current practice of estimating expected forfeitures. The amount of excess tax benefits and deficiencies recognized in the provision for income taxes will fluctuate from period to period based on the price of the Company’s stock, the volume of share-based instruments settled or vested, and the value assigned to share-based instruments under GAAP.

Significant Accounting Policies

There have been no additional new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, that are of significance or potential significance to the Company.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

September 30, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,703	$—	$—	$6,703
Money market funds	1,636	—	—	1,636
Commercial paper	6,445	—	—	6,445
Total cash and cash equivalents	14,784	—	—	14,784

Marketable investments:
U.S. government notes	5,133	—	(4)	5,129
U.S. government agencies	—	—	—	—
Municipal securities	201	—	—	201
Commercial paper	15,942	1	(1)	15,942
Corporate debt securities	14,419	9	(8)	14,420
Total marketable investments	35,695	10	(13)	35,692

Total cash, cash equivalents and marketable investments	$50,479	$10	$(13)	$50,476

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$6,672	$—	$—	$6,672
Money market funds	6,053	—	—	6,053
Commercial paper	1,050	—	—	1,050
Total cash and cash equivalents	13,775	—	—	13,775

Marketable investments:
U.S. government notes	8,403	4	(9)	8,398
U.S. government agencies	3,918	—	(2)	3,916
Municipal securities	1,325	—	—	1,325
Commercial paper	12,299	2	(2)	12,299
Corporate debt securities	14,366	3	(8)	14,361
Total marketable investments	40,311	9	(21)	40,299

Total cash, cash equivalents and marketable investments	$54,086	$9	$(21)	$54,074

As of September 30, 2017 and December 31, 2016, total gross unrealized losses were $13,000 and $21,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more- likely- than- not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of September 30, 2017 (in thousands):

Amount
Due in less than one year	$30,410
Due in 1 to 3 years	5,282
Total marketable investments	$35,692

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

As of September 30, 2017, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$1,636	$—	$—	$1,636
Commercial paper	—	6,445	—	6,445
Marketable investments:
Available-for-sale securities	—	35,692	—	35,692
Total assets at fair value	$1,636	$42,137	$—	$43,773

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

The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The weighted average remaining maturity of the Company’s Level 2 investments as of September 30, 2017 is less than 1 year and all of these investments are rated by S&P and Moody’s at A- or better.

Note 4. Balance Sheet Details

Inventories

As of September 30, 2017 and December 31, 2016, inventories consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Raw materials	$18,201	$10,966
Finished goods	5,527	4,011
Total	$23,728	$14,977

Accrued Liabilities

As of September 30, 2017 and December 31, 2016, accrued liabilities consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Accrued payroll and related expenses	$10,869	$9,036
Sales and marketing programs	3,060	706
Warranty liability	2,940	2,461
Sales tax	2,206	2,373
Other	3,128	2,821
Total	$22,203	$17,397

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

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning Balance	$2,877	$2,000	$2,461	$1,819
Add: Accruals for warranties issued during the period	959	1,202	5,038	3,634
Less: Warranty related expenses during the period	(896)	(1,102)	(4,559)	(3,353)
Ending Balance	$2,940	$2,100	$2,940	$2,100

 Note 6. Deferred Service Contract Revenue

The Company generates Service revenue from the sale of extended service contracts and from time and material services provided to customers who are not under a warranty or extended service contract. Service contract revenue is recognized on a straight-line basis over the period of the applicable contract. Service revenue from time and material services is recognized as the services are provided.

The following table provides changes in the deferred service contract revenue balance for the three and nine month ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Beginning Balance	$10,013	$10,223	$9,431	$10,469
Add: Payments received	3,178	2,517	10,290	8,825
Less: Revenue recognized	(3,233)	(3,447)	(9,763)	(10,001)
Ending Balance	$9,958	$9,293	$9,958	$9,293

Costs incurred by the Company for servicing extended service contracts were $1.2 million and $1.7 million for the three months ended September 30, 2017 and 2016, respectively; and $4.2 million and $4.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Note 7. Stockholders’ Equity and Stock-based Compensation Expense

Amended and Restated 2004 Equity Incentive Plan

The Company’s Board of Directors (“Board”) and stockholders approved the amendment and restatement of the 2004 equity incentive plan (“Amended and Restated 2004 Equity Incentive Plan”) in April and June 2017, respectively. The amendments included the extension of the term of the plan to the date of the annual meeting of the Company’s stockholders in 2022, an increase in the number of shares available for future grant by 1,600,000 shares, and other terms of the plan. The Amended and Restated 2004 Equity Incentive Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock, restricted stock units ("RSUs"), stock appreciation rights, performance stock units ("PSUs"), performance shares, and other stock or cash awards.

Activity under the Company’s Amended and Restated 2004 Equity Incentive Plan for the nine months ended September 30, 2017 is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2016	721,657	1,116,472	$9.56
Additional shares reserved	1,600,000
Options granted	(154,000)	154,000	21.82
Stock awards granted(1) (2)	(558,694)
Options exercised	—	(447,673)	8.90
Options canceled	53,393	(53,393)	16.58
Stock awards canceled(1)	110,278
Balance as of September 30, 2017	1,772,634	769,406	$11.91

(1)

The Company has a “fungible share” provision in its Amended and Restated 2004 Equity Incentive Plan whereby for each full-value award issued or canceled under the Amended and Restated 2004 Equity Incentive Plan requires the subtraction or addition of 2.12 shares from or to the shares available for grant, as applicable.

(2)

Included in the 'Stock awards granted' total of 558,694, are 221,540 fungible shares relating to 104,500 of PSUs granted. These PSUs may result in a lower number of shares of common stock that may be released on January 1, 2018, based on PSUs forfeited due to employment terminations and the degree of achievement of two performance goals compared to targets that were pre-determined by the Board and disclosed in a Current Report on Form 8-K filed with the SEC on January 11, 2017.

As of September 30, 2017, unrecognized compensation expense, net of projected forfeitures, related to non-vested equity awards issued under the Company’s Amended and Restated 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan (“ESPP”), was approximately $4.9 million. This expense is expected to be recognized over the remaining weighted-average period of 1.88 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the granted PSUs.

Pursuant to the Company’s Amended and Restated 2004 Equity Incentive Plan and the ESPP, the Company issued the following number of shares of common stock during the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	77,511	413,588	447,673	706,522
Stock awards, net of shares withheld to satisfy employees’ minimum income tax withholding	9,881	8,107	152,972	114,832
ESPP	—	—	51,185	41,980
Total stock issued	87,392	421,695	651,830	863,334

Stock Repurchase Program

On February 8, 2016, the Company announced that Board approved the expansion of its Stock Repurchase Program by $10 million, under which the Company is authorized to repurchase shares of its common stock. As of December 31, 2016, there remained an additional $5.1 million in the Stock Repurchase Program to use for repurchasing the Company’s common stock. On February 13, 2017 and July 28, 2017 the Company’s Board of Directors approved the expansion of its Stock Repurchase Program by an additional $5 million and $25 million, respectively.

In the three and nine months ended September 30, 2017, the Company repurchased 184,536 and 518,780 shares of its common stock for approximately $6.7 million and $13.8 million, respectively. As of September 30, 2017, there remained an additional $21.4 million available in the Stock Repurchase Program to repurchase shares of common stock. All shares repurchased were retired and returned to authorized but unissued status.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2017 and 2016, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$101	$73	$377	$254
Sales and marketing	394	239	1,215	844
Research and development	157	131	633	416
General and administrative	345	127	1,398	1,138
Total stock-based compensation expense	$997	$570	$3,623	$2,652

Note 8. Lease Termination Income

On May 2, 2017, the Company entered into a building lease with the intent to relocate its corporate headquarters to a new facility in Fremont, California. On July 6, 2017, the Company agreed to terminate this lease in return for a lump sum receipt from the lessor of $4.0 million. Simultaneously with the execution of the lease termination, the Company entered into an amendment to its existing lease agreement for the Company to maintain its corporate headquarters in its current facility in Brisbane, California. This amendment extends the term of the lease from December 31, 2017 to January 31, 2023. The $4.0 million is reported as “Lease termination income,” as a component of operating expenses, in the Company’s Condensed Consolidated Statements of Operations for the three and nine month periods ending September 30, 2017.

Note 9. Net Income (Loss) Per Share

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$6,188	$1,644	$7,113	$(1,636)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	13,973	13,163	13,917	13,102
Dilutive effect of incremental shares and share equivalents	794	381	816	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	14,767	13,544	14,733	13,102
Net income (loss) per share:
Net income (loss) per share, basic	$0.44	$0.12	$0.51	$(0.12)
Net income (loss) per share, diluted	$0.42	$0.12	$0.48	$(0.12)

The following numbers of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Options to purchase common stock	42	1,740	31	1,952
Restricted stock units	—	334	6	395
Performance stock units	—	64	—	81
Employee stock purchase plan shares	—	40	—	83
Total	42	2,178	37	2,511

Note 10. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to “ordinary” income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. In the quarter ended December 31, 2016, the Company adopted ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the adoption of the ASU No. 2016-09, the nine months ended September 30, 2017 tax provision includes the discrete accounting of the net tax benefit of excess compensation cost (“windfalls”). In the periods prior to the adoption of ASU No. 2016-09, the tax benefit of windfalls and tax deficiencies (“shortfalls”) were recorded in equity to the extent of previous windfalls, and then to the income statement.

For the nine- month period ended September 30, 2016, the Company used a discrete effective tax rate method to calculate the provision for income taxes. The Company determined that since small changes in estimated “ordinary” income would result in significant changes in the estimated annual effective tax rate, the historical method would not provide a reliable estimate for the fiscal nine-month period ended September 30, 2016.

The Company’s income tax expense of $225,000 and $166,000 for the three and nine months ended September 30, 2017, respectively, related primarily to the Company’s U.S. and non-U.S. operations based on the annual effective tax rate method. In addition, it included a tax benefit for excess tax deductions of approximately $50,000 and $160,000 recorded discretely in the three and nine months ended September 30, 2017, respectively. The Company’s income tax expense for the three and nine months ended September 30, 2016 was $61,000 and $115,000, respectively, and related primarily to income taxes of the Company’s non-U.S. operations.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent historical financial results and lesser weight to its projected financial results, due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. As of September 30, 2017 and December 31, 2016 the Company had a 100% valuation allowance against its U.S. deferred tax assets. In the near future, as and when the Company concludes that sufficient positive evidence, including its estimate of future taxable income, exists to support a reversal of all or a portion of the valuation allowance, then the Company expects that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release, which will have a material impact on the financial statements. Thereafter, the income tax expense recorded in future quarters could also be significantly higher than it has been since fiscal year 2009, when we recorded a valuation allowance for our U.S. deferred tax assets.

Note 11. Commitments and Contingencies

Operating Leases

The Company leases space for operations in United States, Japan and France. Future minimum lease commitments under the Company’s facility operating leases as of September 30, 2017 were as follows (in thousands):

Year Ending September 30,	Amount
2018	$2,446
2019	2,677
2020	2,743
2021	2,593
2022	2,477
2023 and beyond	838
Total future minimum lease payments	$13,774

In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under operating leases for which the remaining committed lease payments are not material.

Contingencies

The Company is named from time to time as a party to product liability, contractual lawsuits and other general corporate matters in the normal course of business. The Company routinely assesses the likelihood of any adverse judgments or outcomes related to legal matters and claims, as well as ranges of probable losses. A determination of the amount of the reserves required, if any, for these contingencies is made after analysis of each known issue, historical experience, whether it is more likely than not that the Company shall incur a loss, and whether the loss is estimable. As of September 30, 2017, there were no material exposures beyond the amounts accrued in the Company's financial statements.

The Company is not currently a party to any material legal proceedings.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Caution Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. The words “believe,” “potential,” “forecast,” “project,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” “may,” “estimate,” “project” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All discussion concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

●	changes in our common stock price;
●	changes in our profitability;
●	regulatory activities and announcements, including the failure to obtain regulatory approvals for our new products;
●	effectiveness of our internal controls over financial reporting;
●	fluctuations in future quarterly operating results;
●

failure to comply with, or changes in, laws, regulations or administrative practices affecting government regulation of our products, including, but not limited to, United States Food and Drug Administration laws and regulations;

●	failure to establish, expand or maintain market acceptance or payment for the purchase of our products;
●	failure to maintain the current regulatory approvals for our indications;
●	unfavorable results from clinical studies;
●	variations in sales and operating expenses relative to estimates;
●	our dependence on certain suppliers and manufacturers to provide certain materials, components and contract services necessary for the production of our products;
●	product liability-related losses and costs;
●	protection, expiration and validity of our intellectual property;
●	changes in technology, including the development of superior or alternative technology or devices by competitors;
●	failure to comply with applicable domestic laws and regulations, including federal and state privacy and security laws and regulations;
●	failure to comply with foreign laws and regulations;
●	international operational and economic risks and concerns;
●	failure to attract or retain key personnel;
●	losses or costs from pending or future lawsuits and governmental investigations;
●	changes in accounting rules that adversely affect the characterization of our consolidated results of income, financial position or cash flows;
●	changes in customer spending patterns;
●	continued volatility in the global market and worldwide economic conditions;
●	changes in tax laws or exposure to additional income tax liabilities;
●	failure to adequately secure our information technology systems from hacker intrusion, malicious viruses and other cybercrime attacks; and
●	weather or natural disasters that interrupt our business operations or the business operations of our customers.

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

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to update or revise any forward-looking statements after the date they are made, whether as a result of new information, future events or otherwise. You should read the following discussion and analysis in conjunction with our unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this report. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of future results, including the full fiscal year. You should also refer to our “Annual Consolidated Financial Statements,” “Notes” thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” contained in our 2016 Form 10-K.

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

Our corporate headquarters and U.S. operations are located in Brisbane, California, where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We have wholly-owned subsidiaries located in Australia, Belgium, Canada, France, Hong Kong, Japan, Switzerland and the United Kingdom. We market, sell and service our products outside of the United States through our direct employees, third party service providers, as well as a global distributor network in over 40 countries.

Products and Services

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

Other than the above mentioned five primary systems, we continue to generate revenue from our legacy products such as GenesisPlusTM, CoolGlide®, and a third-party sourced system called myQ® for the Japanese market. We have renewed our distribution contract for the sale of myQ in Japan on a non-exclusive basis through September 30, 2018. For our Titan and truSculpt hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece. In Japan, we also distribute ZO Medical Health Inc. (“ZO”) skincare products.

Service revenue relates to service contracts, direct billings for detachable hand piece replacements (except for Titan and truSculpt) and revenue for parts and labor on out-of-warranty products.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Consumer demand for the applications of our products;
●	Customer (physicians and other practitioners) demand for our products;
●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors;

●	Ongoing investment in our global sales and marketing infrastructure;
●	Use of clinical results to support new aesthetic products and applications;
●	Increased collaboration with key opinion leaders of our industry to assist us in selling efforts;
●	Marketing to physicians in the core dermatology and plastic surgery specialties, as well as outside those specialties; and
●	Generating ongoing revenue from our growing installed base of customers through the sale of systems, system upgrades, hand piece refills, skincare products, and services.

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

Critical Accounting Policies and Estimates

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenue	100%	100%	100%	100%
Cost of revenue	42%	41%	43%	42%
Gross margin	58%	59%	57%	58%

Operating expenses:
Sales and marketing	34%	35%	35%	37%
Research and development	9%	10%	9%	11%
General and administrative	9%	9%	10%	12%
Lease termination income	(10)%	—	(3)%	—
Total operating expenses	42%	54%	51%	60%

Income (loss) from operations	16%	5%	6%	(2)%
Interest and other income, net	1%	1%	1%	—
Income (loss) before income taxes	17%	6%	7%	(2)%

Provision for income taxes	1%	—%	—%	—%
Net income (loss)	16%	6%	7%	(2)%

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Revenue mix by geography:
United States	$23,275	52%	$15,356	$64,058	52%	$42,216
Rest of World	14,898	—	14,925	39,803	5%	37,965
Consolidated total revenue	$38,173	26%	$30,281	$103,861	30%	$80,181

United States as a percentage of total revenue	61%		51%	62%		53%
Rest of World as a percentage of total revenue	39%		49%	38%		47%

Revenue mix by product category:
Systems – North America	$21,869	57%	$13,896	$58,955	60%	$36,808
Systems – International	9,993	—	9,983	26,014	6%	24,448
Total Systems	31,862	33%	23,879	84,969	39%	61,256
Service	4,687	(2)%	4,788	14,173	(1)%	14,278
Hand Piece Refills	595	(1)%	602	1,743	(8)%	1,886
Skincare	1,029	2%	1,012	2,976	8%	2,761
Consolidated total revenue	$38,173	26%	$30,281	$103,861	30%	$80,181

Total Net Revenue:

Our total revenue increased by $7.9 million, or 26%, and $23.7 million, or 30%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, due primarily to an increase in the volume of systems sold.

Revenue by Geography:

Our U.S. revenue increased by $7.9 million, or 52%, and by $21.8 million, or 52%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. This growth was due primarily to an increase in the volume of truSculpt systems sold as a result of the launch of our truSculpt 3D in the second quarter ended June 30, 2017, as well as increased sales headcount, marketing and promotional activities.

Our revenue outside the U.S. was $14.9 million for each of the three month periods ended September 30, 2017 and September 30, 2016. For the nine months ended September 30, 2017, compared to the same period in 2016, revenue outside the U.S. increased by $1.8 million, or 5%. This growth was primarily attributable to revenue growth in Japan, Australia, and the Middle East, offset in part by a decline in revenue from Latin America.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $7.9 million, or 57%, and by $22.2 million, or 60%, in the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. This growth was primarily attributable to an increase in revenue from truSculpt 3D, enlighten III, xeo and excel HR products, offset by a small decline in revenue from excel V. In addition, the North America revenue growth was the result of increased sales headcount, higher productivity of our field sales representatives, and the impact of additional marketing and promotional activities.

International Systems revenue was $10 million for each of the three months ended September 30, 2017 and September 30, 2016. International Systems revenue increased by $1.6 million, or 6%, in the nine months ended September 30, 2017, compared to the same period in 2016. This growth was driven primarily by increased revenue from enlighten III and xeo, partially offset by a decline in revenue from our excel V product.

Service Revenue

Our worldwide Service revenue was relatively flat in the three and nine months ended September 30, 2017, compared to the same periods in 2016.

Hand Piece Refills Revenue

Revenue from our Hand Piece Refills was flat during the three months ended September 30, 2017, and declined by $143,000 or 8%, in the nine months ended September 30, 2017, compared to the same periods in 2016. This decrease was primarily due to reduced utilization of the Titan hand pieces.

Skincare Revenue

Revenue from our Skincare products in Japan was flat during the three months ended September 30, 2017, and increased by $215,000, or 8%, in the nine months ended September 30, 2017, compared to the same periods in 2016. This increase was primarily due to the launch of new product lines as well as increased marketing and promotional activities for this distributed product.

 Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Gross profit	$22,210	25%	$17,743	$58,777	27%	$46,222
As a percentage of total net revenue	58%		59%	57%		58%

Our cost of revenue consists primarily of material, personnel expenses, product warranty costs and manufacturing overhead expenses. Gross margin in the three and nine months ended September 30, 2017, compared to same periods in 2016, declined slightly primarily due to:

●	a reduction in the average selling prices in international markets, largely driven by enlighten system sales; and
●	increased warranty, personnel and overhead costs in support of higher revenue levels; partially offset by
●	higher margins generated from our truSculpt 3D system launched in North America in May 2017 and in select European countries in September 2017.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Sales and marketing	$13,148	24%	$10,574	$36,708	22%	$30,002
As a percentage of total net revenue	34%		35%	35%		37%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses as a percentage of revenue declined to 34% and 35% during the three and nine months ended September 30, 2017, respectively, compared to 35% and 37% during the three and nine months ended September 30, 2016, respectively. The reduction in sales and marketing expense as a percent of revenue was due primarily to improved leverage of our sales and marketing expenses, as well as an increase in our direct sales employee productivity.

The $2.6 million, or 24%, increase in sales and marketing expenses during the three months ended September 30, 2017, compared to the same period in 2016, was due primarily to:

●	$2.0 million increase in personnel related expenses, largely driven by increased headcount and commission expenses in support of higher revenue levels;
●	$217,000 increased promotional expenses, primarily in North America; and
●	$185,000 increased marketing consulting services in the U.S.

Sales and marketing expenses increased by $6.7 million, or 22%, in the nine months ended September 30, 2017, compared to the same period in the prior year, due primarily to:

●	$4.6 million increase in personnel related expenses, largely driven by increased headcount and commission expenses in support of higher revenue levels;
●	$781,000 increased promotional expenses, primarily in North America;
●	$574,000 increased marketing consulting services in the U.S.; and
●	$512,000 increased travel related expenses, primarily in North America, resulting from the increased headcount supporting higher revenue levels.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Research and development	$3,467	19%	$2,914	$9,393	13%	$8,335
As a percentage of total net revenue	9%		10%	9%		11%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $553,000, and represented 9% of total net revenue, in the three months ended September 30, 2017, compared to 10% for the same period in 2016. This increase in expense was due primarily to:

●	$336,000 increase in personnel and consulting related expenses due to increased headcount and product development activities; and
●	$141,000 increased material spending relating to new product development.

R&D expenses increased by $1.1 million, and represented 9% of total net revenue, in the nine months ended September 30, 2017, compared to 11% for the same period in 2016. This increase in expense was due primarily to:

●	$749,000 increase in personnel and consulting related expenses due to increased headcount and product development activities; and
●	$136,000 increased material spending relating to new product development.

General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
General and administrative	$3,379	24%	$2,716	$10,143	2%	$9,933
As a percentage of total net revenue	9%		9%	10%		12%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $663,000 and represented 9% of total net revenue in both the three months ended September 30, 2017 and 2016. The increase in G&A expenses was due primarily to:

●	$595,000 increase in personnel related expenses due to increased headcount; and
●	$112,000 increased consulting service fees; partially offset by
●	$146,000 reduction in legal fees.

G&A expenses increased by $210,000 and represented 10% of total net revenue in the nine months ended September 30, 2017, compared to 12% in the same period in 2016, due primarily to:

●	$720,000 increase in personnel related expenses due primarily to increased headcount;
●	$471,000 increased consulting service fees; and
●	$155,000 increased credit card fees as a result of increased North America system revenue; partially offset by
●	$1.2 million one-time litigation settlement expense and related legal fees associated with a matter settled in the second quarter of 2016, not recurring in 2017.

Lease Termination Income

In July 2017, we agreed to terminate the building lease for a new facility in Fremont, California, which was entered into in May 2017. In conjunction with this lease termination, we received a lump sum termination payment of $4.0 million from the landlord.

Interest and Other Income, Net

Interest and other income (net), consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Interest income	$145	81%	$80	$388	65%	$235
Other income (expense), net	52	(40)%	86	358	23%	292
Total interest and other income, net	$197	19%	$166	$746	42%	$527

Interest and other income, net, increased $31,000 in the three months ended September 30, 2017, compared to the same period in 2016. This was due primarily to an increase in interest income from our marketable investments resulting from higher investment balances as well as higher rates of return, partially offset by a reduction in net foreign exchange gains.

Interest and other income (net) increased $219,000 in the nine months ended September 30, 2017, compared to the same period in 2016. This was due primarily to an increase in interest income from our marketable investments resulting from higher investment balance as well as higher rates of return, and increase in vendor discounts for early payments, partially offset by higher interest payments for leased vehicles.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	% Change	2016	2017	% Change	2016
Income (loss) before income taxes	$6,413	276%	$1,705	$7,279	579%	$(1,521)
Provision for income taxes	225	269%	61	166	44%	115

For the three months ended September 30, 2017, our income tax expense was $225,000, compared to $61,000 in the same period in 2016. For the nine months ended September 30, 2017, our income tax expense was $166,000, compared to $115,000 in the same period in 2016.

In the three and nine months ended September 30, 2017, we calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full fiscal year to ordinary income. The result related primarily to U.S. alternative minimum taxes as we are able to utilize our net operating losses brought forward. In addition, we recorded discretely the net tax benefit of excess equity compensation costs (“windfalls”) of approximately $50,000 and $160,000 in the three and nine months ended September 30, 2017, respectively.

For our income tax provision in the three and nine months ended September 30, 2016, the tax expense was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and we had a 100% valuation allowance against them. We did not record a year-to-date tax benefit associated with the projected 2016 U.S. tax expense due to historical losses and uncertainties related to the projected income.

Due to the uncertainty regarding the timing and extent of our future profitability, we continue to record a full valuation allowance to offset our U.S. deferred tax assets, which primarily represent future income tax benefits associated with our operating losses because we do not currently believe that the positive evidence outweighs the negative evidence. In the near future, if we conclude that sufficient positive evidence (including our estimate of future taxable income) exists to support a reversal of all or a portion of the valuation allowance, we expect that a significant portion of any release of the valuation allowance will be recorded as an income tax benefit at the time of release, which will have a material impact on our financial statements. In addition, as and when we discontinue recording a valuation allowance against our deferred tax assets, we expect that our income tax expense recorded in future quarters will also be significantly higher than it has been since fiscal year 2009, when we recorded a valuation allowance for our U.S. deferred tax assets.

Liquidity and Capital Resources

Liquidity is the measurement of our ability to meet potential cash requirements, fund the planned expansion of our operations and acquire businesses. Our sources of cash include operating activities, stock option exercises, ESPP contributions, and the liquidation of marketable investments. We actively manage our cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet our daily needs. The majority of our cash and investments are held in U.S. banks and our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2017	December 31, 2016	Change
Cash and cash equivalents	$14,784	$13,775	$1,009
Marketable investments	35,692	40,299	(4,607)
Total	$50,476	$54,074	$(3,598)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Net cash flow provided by (used in):
Operating activities	$7,605	$(2,749)
Investing activities	4,220	2,050
Financing activities	(10,816)	1,106
Net increase (decrease) in cash and cash equivalents	$1,009	$407

Cash Flows from Operating Activities

Net cash generated from operating activities in the nine months ended September 30, 2017 was $7.6 million, due primarily to:

●

$11.4 million generated by net income of $7.1 million, which included a non-recurring $4.0 million of lease termination income, and was further increased by non-cash related items of $3.6 million of stock-based compensation expense and $750,000 in depreciation and amortization expenses;

●	$4.8 million of increased cash due to an increase in accrued liabilities as a result of higher personnel and warranty costs;
●	$3.2 million of increased cash due to an increase in accounts payable as a result of increased material purchases to support higher revenue levels;
●	$652,000 generated from an increase in deferred revenue; partially offset by
●	$8.8 million used to increase inventories in support of a greater volume of product sales;
●	$3.0 million used as a result of increased accounts receivables resulting from the higher revenue; and
●	$633,000 used to increase other assets and pre-paid expenses.

Net cash used in operating activities in the nine months ended September 30, 2016 was $2.7 million, which was due primarily to:

●	$1.7 million generated by a net loss of $1.6 million, offset by non-cash related items of $2.7 million stock-based compensation expense and $733,000 in depreciation and amortization expenses;
●	$1.3 million generated from an increase in accounts payable primarily as a result of higher inventory purchases for the increased volume of business;
●	$886,000 generated from an increase in accrued liabilities primarily related to higher personnel expenses; partially offset by

●	$4.4 million used to increase inventory;
●	$1.2 million used in deferred revenue resulting primarily from the amortization of deferred service contract revenue; and
●	$690,000 used to increase other current assets and prepaid expenses primarily related to insurance premiums and future marketing tradeshows.

Cash Flows from Investing Activities

We generated net cash of $4.2 million in our investing activities in the nine months ended September 30, 2017, which was attributable primarily to:

●	$48.8 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$44.2 million of cash used to purchase marketable investments; and
●	$443,000 of cash used to purchase property, equipment and software.

We generated net cash of $2.1 million in our investing activities in the nine months ended September 30, 2016, which was attributable primarily to:

●	$26.3 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$23.9 million of cash used to purchase marketable investments; and
●	$311,000 of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $10.8 million in the nine months ended September 30, 2017, which was primarily due to:

●	$13.8 million used to repurchase common stock;
●	$1.3 million of cash used for taxes paid related to net share settlement of equity awards;
●	$274,000 used to pay down our capital lease obligations; partially offset by
●	$4.6 million of cash generated from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Net cash provided by financing activities was $1.1 million in the nine months ended September 30, 2016, which was primarily due to:

●	proceeds of $6.2 million from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program; partially offset by
●	repurchase of common stock for $4.9 million; and
●	payments for capital lease obligations of $218,000.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and investments of $50.5 million as of September 30, 2017. For the nine months ended September 30, 2017, we financed our operations and stock repurchases through cash generated by our operating activities, sales and maturities of marketable investments and from the sale of stock due to employees exercising their stock options and purchasing stock through the ESPP program.

As of September 30, 2017, we had $21.4 million remaining under our Board approved Stock Repurchase Program. We believe the existing capital resources, including cash, cash equivalents and investments of $50.5 million, are sufficient to meet our operating and capital requirements for the next several years, and enable us to repurchase stock pursuant to our Stock Repurchase Program.

In July 2017, we agreed to terminate the building lease for a new facility in Fremont, California, entered into in May 2017. In conjunction with this lease termination, we received a lump sum termination payment of $4.0 million from the landlord. Except for the foregoing, cash used to fund our operating activities in certain historical quarters, purchase fixed assets and repurchase our common stock, we are unaware of any other known trends or any known demands, commitments, events or uncertainties, including collectability of our accounts receivable, that will result in, or that are reasonably likely to result in, liquidity increasing or decreasing in any material way.

Commitments and Contingencies

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility leases as of September 30, 2017:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases Operating leases Operating leases	13,774	2,446	$5,420	$5,070	$838

In addition to the above facility leases, we also routinely lease automobiles for certain sales and field service employees under operating leases for which the remaining committed lease payments are not material.

Except as set forth above, there have been no material changes to our commitments and contingencies from those disclosed in our 2016 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the Company’s market risk during the nine months ended September 30, 2017. For a discussion of the Company’s exposure to market risk, refer to the Company’s market risk disclosures set forth in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of the 2016 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Attached as exhibits to this Quarterly Report are certifications of our Chief Executive Officer (“CEO”) and consultant Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Our business faces many risks. Any of the risks referenced in this Form 10-Q or our other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

For detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Part I. Item 1A. Risk Factors” in our 2016 Form 10-K and elsewhere in this Form 10-Q.

Our ability to reverse all or any part of the valuation allowance against our U.S. deferred tax assets is uncertain.

We have recorded a full valuation allowance against our U.S. deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets.  To the extent we determine that all, or a portion of, our valuation allowance is no longer necessary, we will reverse the valuation allowance and recognize an income tax benefit in the reported financial statement earnings in that period. Once the valuation allowance is eliminated or reduced, its reversal will no longer be available to offset our current financial statement tax provision in future periods. We believe that there is a possibility that, within the next 3-12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to actually achieve. Due to significant estimates used to determine the valuation allowance and the potential for changes in facts and circumstances, the Company cannot guarantee that it will be able to reverse all or any of the valuation allowance or that the Company will not need to increase its deferred tax asset valuation allowance in the future.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table summarizes the activity related to stock repurchases for the three months ended September 30, 2017 (in thousands except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Program
July 1-31, 2017	—	—	—	28,110
August 1-31, 2017	109	34.71	109	24,340
September 1-30, 2017	76	38.99	76	21,380
July 1, 2017 - September 30, 2017	185	$36.47	185	$21,380

As of December 31, 2016, we had $5.1 million available in our Stock Repurchase Program. On February 13, 2017 and July 28, 2017, our Board of Directors approved an incremental $5 million and $25 million, respectively, to be added to the Stock Repurchase Program.

In the three months ended September 30, 2017, we repurchased 184,536 shares for approximately $6.7 million, or $36.47 per share, and retired and returned them to an authorized but unissued status. As of September 30, 2017, $21.4 million remained available for future repurchases of our stock.

ITEM 6.     EXHIBITS

Exhibit No.		Description
3.4	(1)	Bylaws of the Company.

3.5	(5)	Second Amended and Restated Certificate of Incorporation of the Company (as filed with the state of Delaware).

4.1	(2)	Specimen Common Stock certificate of the Company.

10.26	(3)	Lease termination agreement relating to 6530 Paseo Padre Parkway Fremont, California, dated July 6, 2017 by and between the Company and SI 28, LLC.

10.27	(4)	Second Amendment to Brisbane Technology Park Lease dated July 6, 2017 by and between the Company and BMR-BAYSHORE BOULEVARD LP.

10.28	(5)	Transition Agreement dated July 12, 2017 by and between the Company and Ronald J. Santilli.

10.29	(5)	Consulting Agreement dated July 12, 2017 by and between the Company and Sandra A. Gardiner

31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins		XBRL Instance Document

101.sch		XBRL Taxonomy Extension Schema Document

101.cal		XBRL Taxonomy Extension Calculation Linkbase Document

101.def		XBRL Taxonomy Extension Definition Linkbase Document

101.lab		XBRL Taxonomy Extension Label Linkbase Document

101.pre		XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Current Report on Form 8-K filed on January 8, 2015.
(2)	Incorporated by reference from our Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated by reference.
(4)	Filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2017, and incorporated by reference.
(5)	Filed herewith.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of November, 2017.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner
Consultant Chief Financial Officer
(Principal Financial and Accounting Officer)