Form 10-K
period 2017-12-31
CUTERA INC
filed 2018-03-26
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer (Do not check if a smaller reporting company) ☐	Emerging growth company ☐	Smaller reporting company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2017 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2017, was approximately $278 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of March 1, 2018 was 13,582,973.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

PART I

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

The following discussion and analysis should be read in conjunction with and are qualified in their entirety by reference to the discussions included in Item 1A - Risk Factors, Item 7 - Management’s Discussion & Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Cutera,” “we,” “us” and “our” refers to Cutera, Inc.

ITEM 1.	BUSINESS

We are a global medical device company founded as a Delaware corporation in 1998 and have our headquarters in Brisbane, California. We specialize in the design, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. In addition, we distribute third-party sourced systems. We offer easy-to-use products based on the following key platforms: enlighten®, excel HR®, truSculpt®, excel V®, xeo®, Juliet®, and Secret RF— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures for their customers. Each of our laser and other energy-based platforms consists of one or more hand pieces connected to a console that incorporates an intuitive user interface, a laser or other energy-based module, control system software and high voltage electronics. However, depending on the application, the laser or other energy-based module may reside in the hand piece itself.

Our trademarks include: “Cutera,” “Acutip,” “CoolGlide,” “enlighten,” “excel HR,” “excel V,” “GenesisPlus,” “Juliet,” “LimeLight,” “PicoGenesis,” “Titan,” “Pearl,” “truSculpt,” ”myQ,” and “xeo.” Our logo and our other trade names, trademarks and service marks appearing in this document are our property. Other trade names, trademarks and service marks appearing in this annual report on Form 10-K are the property of their respective owners. Solely for convenience, our trademarks and trade names referred to in this annual report on Form 10-K appear without the ™ or ® symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names.

A description of each of our hand pieces, and the aesthetic conditions they are designed to treat, is contained in the section below entitled “Products” and a summary of the features of our primary products is as follows:

●

Juliet – In December 2017, we made initial sales of the Juliet laser for vaginal health, a minimally invasive, no-downtime treatment that utilizes Er:YAG laser technology to deliver two modes of energy to the vaginal area. The first mode is ablative and stimulates collagen remodeling and the second mode is coagulative and induces hemostasis. As a result, patients experience improved sexual function and overall vaginal health with minimal downtime. Juliet addresses burning, itching, dryness and painful intercourse in the vaginal wall typically associated with diminished estrogen production resulting in symptoms associated with Genitourinary Syndrome of Menopause. This product has a disposable tip, which must be changed for every procedure. As a result, the replacements of the tips results in recurring revenue.

●

Secret RF – In January 2018, we introduced a new fractional radio frequency (“RF”) microneedling device that delivers heat into the deeper layers of the skin using controlled RF energy. The targeted energy revitalizes, rebuilds and firms up tissue, effectively remodeling collagen, improving mild wrinkles and diminishing scars while leaving the outer layer of skin intact, minimizing downtime. Each time a procedure is performed, it requires the physician to use a new hand piece tip. The sale of the replacement results in recurring revenue.

●

truSculpt –In May 2017 we introduced an advanced version of our truSculpt platform, the truSculpt 3D, for the non-surgical body sculpting market. It includes a consumable hand piece that needs to be "refilled" after a set number of treatments are performed, resulting in recurring revenue. This product is a high-powered RF system designed for deep tissue heating to treat all body areas and comes with two hand pieces versus a 40cm2 hand piece for larger body parts and a 16cm2 hand piece for smaller body parts. The truSculpt 3D delivers targeted energy at 2 MHz, which results in the uniform heating of the subcutaneous adipose tissue. It was primarily sold in the U.S. and Canada in 2017 and is planned to be sold to a broader international customer base in 2018. The original truSculpt platform was launched in August 2012 and delivered treatments at 1 MHz. In December 2016, the truSculpt platform received a 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) to market it for the temporary reduction in circumference of the abdomen.

●

enlighten – In December 2014, we introduced our enlighten laser platform with a dual wavelength (1064 nanometer, or “nm” + 532 nm) and in December 2016, we introduced a three wavelength model (1064 nm + 532 nm + 670 nm), enlighten III. The enlighten system is a dual pulse duration (750 picosecond, or “ps,” and 2 nanosecond, or “ns”) laser system and is cleared for multi-colored tattoo removal and for the treatment of benign pigmented lesions.

●

excel HR – In June 2014, we introduced our excel HR platform, a premium hair removal solution for all skin types, combining Cutera’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.

●

excel V – In February 2011, we introduced our excel V platform, a high-performance, vascular and benign pigmented lesion treatment platform designed specifically for the core-market of dermatologists and plastic surgeons. This solid-state laser platform provides a combination of the 532 nm green laser with Cutera’s® award-winning 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions.

●

xeo – In 2003, we introduced the xeo platform, which combines pulsed light technology with laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, fine lines and laxity.

In addition to the above mentioned seven primary systems, we continue to generate revenue from our legacy products such as GenesisPlus, CoolGlide , and a third-party sourced system, myQ, for the Japanese market.

We offer our customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows our customers to cost-effectively build their aesthetic practices and provides us with a source of incremental revenue.

In addition to systems and upgrades, we generate revenue from the sale of post-warranty services, Titan and truSculpt 3D hand piece refills, and skincare products (Japanese market only). Commencing 2018, sale of replacement tips for Juliet and Secret RF are both expected to result in recurring revenue.

The Structure of Skin and Conditions that Affect Appearance

The skin is the body’s largest organ and is comprised of two layers: the epidermis and dermis. The epidermis is the outer layer, and serves as a protective barrier for the body. It contains cells that produce pigmentation, or skin color. The underlying layer of skin, the dermis, contains hair follicles and large and small blood vessels that are found at various depths below the epidermis. Collagen and elastin, also found within the dermis, provide strength and flexibility to the skin.

Many factors, such as advancing age, smoking, and sun damage, can result in aesthetically unpleasant changes in the appearance of the skin. These changes can include:

●	Undesirable hair growth;
●	Enlargement or swelling of blood vessels due to circulatory changes that become visible at the skin’s surface in the form of unsightly veins;
●	Deterioration of collagen, leading to uneven texture, wrinkles and skin laxity; and
●	Uneven pigmentation or sun spots due to long-term sun exposure.

In addition to these skin conditions, people seek to remove unwanted tattoos, as well as diminish fat in certain body areas in order to improve their appearance and confidence.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. Medical Insight, an independent industry research and analysis firm, estimates that total sales of products in the global aesthetic market exceeded $8.4 billion in 2016 and expects total sales to increase 10.5% annually through 2021. For North America, the American Society of Plastic Surgeons estimates that there were over 13.9 million minimally-invasive aesthetic procedures performed in 2016, a 3% increase over 2015 and a 180% increase over 2000.

We believe there are several factors contributing to the global growth of aesthetic treatment procedures and aesthetic laser equipment sales, including:

●

Improved Economic Environment and Expanded Physician Base – The improvements in overall global economic conditions since the last recession have created increased demand for aesthetic procedures, which in turn has resulted in an expanding practitioner base to satisfy the demand.

●

Aging Demographics of Industrialized Countries – The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 52 to 70 in 2017 ─ and their desire to retain a youthful appearance, contribute to the increased demand for aesthetic procedures.

●

Broader Range of Safe and Effective Treatments – Technical developments, as well as an increase in treatable conditions due to new product introductions, lead to safe, effective, easy-to-use and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical advancements enable practitioners to offer a broader range of treatments. These technical developments reduce treatment and recovery times, which in turn lead to greater patient demand.

●

Broader Base of Customers – Managed care and government payor reimbursement restrictions motivate physicians to establish, or seek to expand, their elective aesthetic practices with procedures that are paid for directly by patients. As a result, in addition to core practitioners such as dermatologists and plastic surgeons, many other practitioners, such as gynecologists, family practitioners, primary care physicians, physicians performing aesthetic treatments in non-medical offices, and other qualified practitioners (“non-core practitioners”) expand their practices and offer aesthetic procedures.

●

Reductions in Cost per Procedure – Due in part to increased competition in the aesthetic market, the cost per procedure has been reduced in the past few years. This attracts a broader base of customers and patients seeking aesthetic procedures.

●

Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance – According to the American Society for Aesthetic Plastic Surgery survey in 2016, both surgical and non-surgical procedures increased compared to 1997. Surgical procedures increased by 99%, while non-surgical procedures increased by 650% during the period. Broader social acceptance of aesthetic treatments, as well as increased popularity of social media platforms, also contribute to the growth in aesthetic procedures.

Non-Surgical Aesthetic Procedures for Improving the Body and/or Skin’s Appearance and Their Limitations

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

Non-Invasive Body Contouring - Our radio-frequency technology based truSculpt system is designed for the non-invasive body contouring market. In performing the procedure, energy is applied to the body to achieve body sculpting and circumferential reduction through heating of the subcutaneous fat. In December 2016 we received 510(k) clearance from the FDA to market truSculpt for the temporary reduction in circumference of the abdomen. Drawbacks to this approach may include indurations that typically resolve over time, and the risk of burning the treatment area.

Tattoo removal – The most effective way to remove tattoos on the body is to utilize laser systems that deliver very short pulse durations with high peak power in order to break up the ink particles that comprise tattoos. According to a Tattoo Incidence Study published in ORC International in June 2015, up to 27% of Americans have one or more tattoos, and 1 in 4 tattoo bearing American adults have “tattoo regret”. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal include a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced four to eight weeks apart). However, the latest generation of tattoo removal lasers produce picosecond pulse durations, (pulses in the trillionths of a second) and thereby, can meaningfully improve tattoo clearance and reduce the total number of treatments.

Hair Removal – Techniques for hair removal include waxing, depilatories, tweezing, shaving, electrolysis, laser as well as other energy-based hair removal modalities. The only techniques that provide a long-lasting solution are electrolysis, laser, and other energy-based technology such as an Intense Pulsed Light (“IPL”). Electrolysis is usually painful, time-consuming and expensive for large areas, but is the most common method for removing light-colored hair. During electrolysis, an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle. Since electrolysis only treats one hair follicle at a time, the treatment of an area as small as an upper lip may require numerous visits and many hours of treatment. In addition, electrolysis can cause blemishes and infection related to needle use. In comparison, lasers can quickly treat large areas with a high degree of safety and efficacy.

Skin Rejuvenation – Skin rejuvenation treatments include a broad range of popular alternatives, including Botox and collagen injections, chemical peels, microdermabrasions, radio frequency treatments and lasers and other energy-based treatments. With these treatments, patients hope to improve overall skin tone and texture, reduce pore size, tighten skin and remove other signs of aging, including mottled pigmentation, diffuse redness and wrinkles. All of these procedures are temporary solutions and must be repeated within several weeks or months to sustain their effect, thereby increasing the cost and inconvenience to patients. For example, the body absorbs Botox and collagen, and patients require supplemental injections every three to six months to maintain the benefits of these treatments.

Other skin rejuvenation treatments, such as chemical peels and microdermabrasion, can have undesirable side effects. Chemical peels use acidic or caustic solutions to peel away the epidermis, and microdermabrasion generally utilizes sand crystals to resurface the skin. These techniques can lead to stinging, redness, irritation and scabbing. In addition, more serious complications, such as changes in skin color, can result from deeper chemical peels. The American Society of Plastic Surgeons estimates that approximately 4.6 million injections of Botox and 2.7 million injections of collagen and other soft-tissue fillers were administered in 2016.

Microneedling – (also known as collagen induction therapy) is a minimally invasive rejuvenation treatment that involves using fine needles to create hundreds of tiny, invisible puncture wounds in the top layer of the skin, which stimulates the body's natural wound healing processes, resulting in cell turnover and increased collagen and elastin production. Our recently introduced Secret RF product is a RF fractional microneedling system that helps deliver tailored energy to improve fine lines, wrinkles, and scars from the inside out.

Women’s Intimate Health – Our Juliet laser platform is an Erbium-YAG laser that emits light at a wavelength of 2940 nm and is used to address gynecologic health in postmenopausal women and treat symptoms associated with vaginal atrophy and vaginal relaxation syndrome. The application of the laser stimulates collagen and revitalizes the vaginal tissue.

Leg and Facial Veins – Current aesthetic treatment methods for leg and facial veins include sclerotherapy, as well as laser and other energy-based treatments. With these treatments, patients seek to eliminate visible veins, and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. The American Society of Plastic Surgeons estimates that approximately 270,000 sclerotherapy procedures were performed in 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$600
$500
$400
$300
$200
$100
$0
12/12
12/13
12/14
12/15
12/16
12/17
Cutera, Inc.
NASDAQ Composite
NASDAQ Medical Equipment

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Laser and other energy-based non-surgical treatments for hair removal, veins, skin rejuvenation and body contouring are discussed in the following section and in the section entitled “Our Applications and Procedures” below.

Laser and Other Energy-Based Aesthetic Treatments

Laser and other energy-based aesthetic treatments can achieve therapeutic results by affecting structures within the skin. The development of safe and effective aesthetic treatments has resulted in a well-established market for these procedures.

Practitioners can use laser and other energy-based technologies to selectively target hair follicles, veins or collagen in the dermis, as well as cells responsible for pigmentation in the epidermis, without damaging surrounding tissue. Practitioners can also use these technologies to safely remove portions of the epidermis and deliver heat to the dermis as a means of generating new collagen growth. Ablative skin resurfacing improves the appearance of the skin by removing the outer layers of the skin. Ablative skin resurfacing procedures are considered invasive or minimally invasive, depending on how much of the epidermis is removed during a treatment. Non-ablative skin resurfacing improves the appearance of the skin by treating the underlying structure of the skin.

Safe and effective laser and energy-based treatments require an appropriate combination of the following four parameters:

●	Energy Level – the amount of light or radio frequency emitted to heat a target;
●	Pulse Duration – the time interval over which the energy is delivered;
●	Spot Size or Electrode Size – the diameter of the energy beam, which affects treatment depth and area; and
●	Wavelength or Frequency – the position in the electromagnetic spectrum which impacts the absorption and the effective depth of the energy delivered.

For example, in the case of hair removal, by utilizing the correct combination of these parameters, a practitioner can use a laser or other light source to selectively target melanin within the hair follicle to absorb the laser energy and destroy the follicle, without damaging other delicate structures in the surrounding tissue.

Technology and Design of Our Systems

Our enlighten, excel HR, excel V, Juliet, Secret RF, truSculpt, and xeo platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. Our technology allows for a wide variety of applications in a single system. Key features of our solutions include:

●

Multiple Applications Available in a Single System – Many of our platforms feature multiple-applications that enable practitioners to perform a variety of aesthetic procedures using a single device. These procedures include hair removal, vascular treatments and skin rejuvenation ─ including the treatment of discoloration, fine lines, and uneven texture. Because practitioners can use our systems for multiple indications, the investment in a unit is spread across a greater number of patients and procedures, and the acquisition cost may be more rapidly recovered.

●

Technology and Design Leadership – Our innovative laser technology combines long wavelength, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. Our proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. Our Titan hand pieces utilize a novel light source not previously used for aesthetic treatments. Our Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally invasive cosmetic dermatology.

●

Upgradeable Platform – Some of our products allow our customers to upgrade their system to our newest technologies or add new applications to their system, each of which provide us with a source of incremental revenue. We believe that product upgradeability allows our customers to take advantage of our latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.

●

Treatments for Broad Range of Skin Types and Conditions – Our products remove hair safely and effectively on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of our systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use our products to treat spider veins on the leg; to treat facial veins; and perform skin rejuvenation procedures for discoloration, texture, fine lines, and wrinkles on any type of skin. The ability to customize treatment parameters based on skin type enables practitioners to offer safe and effective therapies to a broad base of their patients.

●

Ease of Use – We design our products to be easy to use. Our proprietary hand pieces are lightweight and ergonomic, minimize user fatigue, and facilitate clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. Our control console contains an intuitive user interface with simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. The clinical navigation user interface on the xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. Our Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Risks involved in the use of our products include risks common to other laser and other energy-based aesthetic procedures, including the risk of burns, blisters and skin discoloration.

Strategy

Our goal is to maintain and expand our position as a leading worldwide provider of energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

●

Continue to Expand our Product Offering – Though we believe that our current portfolio of products is comprehensive, our research and development group has a pipeline of potential products under development. We launched GenesisPlus in 2010, excel V in 2011, truSculpt in 2012, ProWave LX in 2013, and excel HR and enlighten in 2014. In addition, we continue to expand offerings on our current platforms with further enhancement such as the enlighten III launched in 2016 and truSculpt 3D launched in 2017. In December 2017 we made initial sales of our Juliet system and in January 2018 we introduced the Secret RF system. Both of these systems are third-party sourced, with exclusive distribution rights for Juliet in North America, and the United States for Secret RF. These products allow us to leverage our existing customer call points, and provide us with new customer call points.

●

Increase Revenue and Improve Productivity – We believe that the market for aesthetic systems will continue to offer growth opportunities. We continue to build brand recognition, add additional products to our international distribution channel, and focus on enhancing our global distribution network, all of which we expect will contribute to increased revenue.

●

Increase Focus on Practitioners with Established Medical Offices – We believe there is growth opportunity in targeting our products to a broad customer base. We also believe that our customers’ success is largely dependent upon having an existing medical practice, in which our systems provide incremental revenue sources to augment their existing practice revenue.

●

Leverage our Installed Base – With the introduction of enlighten, excel V, excel HR and truSculpt, we are able to effectively offer additional platforms into our existing installed base. In addition, each of these platforms allows for potential future upgrades that offer additional capabilities. We believe this program aligns our interest in generating revenue with our customers’ interest in improving the return on their investment by expanding the range of treatments that can be performed in their practice.

●

Generate Revenue from Services and Refillable, Consumable, Hand Pieces – Our Titan, truSculpt 3D and pulsed-light hand pieces are refillable products, while our Juliet and Secret RF tips are consumable products. Each provides us with the opportunity to participate in the procedure based revenue from our existing customers. We offer post-warranty services to our customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of revenue.

Products

Our excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt, xeo, CoolGlide, GenesisPlus, and myQ platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With our xeo platform, practitioners can purchase customized systems with a variety of our multi-technology applications.

The following table lists our currently offered products. Each checked box represents the applications included in the product in the years noted.

Applications:				Hair Removal:	Vascular Lesions:	Skin Rejuvenation				Noninvasive Body Contouring*:
System Platforms:	Products:	Year:	Energy Source:			BPL’s Dyschromia & Melasma:	Texture, Lines and Wrinkles:	Skin Laxity:	Tattoo Removal:
CoolGlide	CV	2000	(a)	x
	Excel	2001	(a)	x	x
	Vantage	2002	(a)	x	x		x
xeo	Nd:YAG	2003	(a)	x	x		x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan V/XL	2006	(c)					x
	LimeLight	2006	(b)		x	x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)			x	x
	ProWave LX	2013	(b)	x
excel V		2011	(e)	x	x	x	x
myQ		2011	(e)			x			x
truSculpt		2012	(f)							x
excel HR		2014	(g)	x	x	x
enlighten(dual wavelength)		2014	(h)			x			x
enlighten III		2016	(i)			x			x
truSculpt 3D		2017	(f)							x
Juliet (Women’s Health)		2018	(j)			x	x	x
Secret RF		2018	(k)				x

Energy Sources:

(a) 1064 nm Nd:YAG laser;

(b) Visible and near-infrared Intense Pulsed Light;

(c) Infrared Intense Pulsed Light;

(d) 2790 nm Er:YSGG laser;

(e) Combined frequency-doubled 532 nm and 1064 nm Nd:YAG laser;

(f) Radio frequency at 1 & 2 MHz – mono-polar

(g) Combined 755 nm Alexandrite laser and 1064 nm Nd:YAG laser;

(h) Dual wavelength 532 nm and 1064 nm Nd:YAG picosecond laser;

(i) Three wavelength 532 nm, 670 nm, and 1064 nm Nd:YAG picosecond laser;

(j) 2940 nm Er:YAG laser; and

(k) Radio frequency at 2 MHz bi-polar.

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

Control Console

Our control console includes an intuitive user interface, control system software and high voltage electronics. All CoolGlide systems, GenesisPlus, excel V and some models of the xeo platform include our laser module which consists of electronics, a visible aiming beam, a focusing lens, and an Nd:YAG and/or flashlamp laser that functions at wavelengths that permit penetration over a wide range of depths and is effective across all skin types. Our excel HR system also includes an Nd:YAG laser as well as a 755nm alexandrite laser to allow treatment on a variety of skin types. The interface allows the practitioner to set the appropriate laser or flashlamp parameters for each procedure through a user-friendly format. The control system software ensures that the operator’s instructions are properly communicated from the graphic user interface to the other components within the system. Our high voltage electronics produce over 20,000 watts of peak laser power, which permits therapeutic effects at short pulse durations. The control system software is designed to ensure that the operator’s instructions are properly communicated from the graphical user interface to the other components within the system and includes real-time calibration to control the output energy as the pulse is delivered during the treatment. The enlighten consoles contain an innovative Nd:YAG laser engine that produces high-energy, picosecond and nanosecond laser pulses for up to three laser wavelengths. This allows the user to quickly change laser treatment parameters during treatment through a touchscreen interface without changing external hardware such as hand pieces. Our truSculpt control console includes a high-powered, mono-polar RF generator at 1 and 2 MHz capable of delivering up to 300 watts of power. The Secret RF control console includes an RF card and is capable of delivering up to 75 watts of energy. The truSculpt and Secret RF systems dynamically adjusts current, voltage and power during treatment as needed to reach and maintain the appropriate treatment levels Our Juliet system consists on an Er:YAG laser at 2940nm with an intuitive user interface and software control for ease of use.

Hand Pieces

enlighten Hand Piece – The enlighten hand piece delivers 532 nm, 670 nm (in enlighten III only), and 1064 nm laser energy to treat benign pigmented lesions and remove multi-color tattoos. enlighten’s single hand piece consists of an energy-delivery component housing a motorized focus lens assembly connected to an articulated arm. The hand piece features spot size adjustability from 2 to 8mm, adjustable in 1 mm increments. As with all Cutera laser and light-based systems, the power calibration is automatic and built into the laser system, rather than requiring manual power calibration through a separate calibration port for the hand piece.

excel HR Hand Piece – The dual wavelength excel HR system introduced in June 2014 delivers 1064 nm and 755 nm laser energy to the treatment area for hair removal. excel HR’s single hand piece consists of an energy-delivery component housing an optical fiber and lens. The hand piece features a sapphire window and peripheral cooling plate with temperature monitoring. The sapphire window extracts up to 35 watts of heat with user selectable settings ranging from 4 to 20 degrees centigrade and provides cooling of the skin before, during, and immediately after each laser pulse. This “pre, parallel, and post” cooling provides an anesthetic benefit that makes treatments more comfortable than systems without contact cooling, and also increases the safety profile of treatments by reducing the chances of hypo- and hyper-pigmentation, as well as burns to the skin. The hand piece has a wide spot-size range between 3 to 18 mm (5 to 18 mm, alexandrite mode).

truSculpt Hand Pieces – The truSculpt, originally introduced in August 2012, and truSculpt 3D, introduced in May 2017, are used for the non-invasive heating of subcutaneous tissue as well as the temporary reduction in circumference. We sell two different truSculpt hand pieces: 40 cm 2 for larger body parts and the 16cm 2 for smaller parts of the body. Each of the truSculpt hand pieces are light weight and ergonomically designed for operator comfort, which allows for uniform distribution of heat delivered by the hand pieces. In addition, the hand pieces have a built-in, real time, temperature sensing system to monitor the temperature during the treatment. The truSculpt 3D hand pieces require a periodic “refilling” process, which provides us with a source of recurring revenue.

excel V Hand Piece – The excel V system introduced in February 2011 delivers 1064 nm and 532 nm laser energy to the skin for the treatment of vascular and benign pigmented lesion. The excel V system supports two hand pieces, both consisting of an energy-delivery component housing an optical fiber and lens. One hand piece includes a sapphire window cooling plate with temperature monitoring. This hand piece offers a spot size range from 2 to 12 mm in 0.1 mm increments, and is capable of delivering either the 1064 nm or 532 nm laser energy. The second hand piece does not have a cooling plate and includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, this second hand piece includes dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin to ensure that the fixed 8 mm spot size is maintained.

1064 nm Nd:YAG Hand Piece – Our 1064nm Nd:YAG hand piece delivers laser energy to the treatment area for hair removal, leg and facial vein treatment, and skin rejuvenation procedures to treat skin texture and fine lines. The 1064nm Nd:YAG hand piece consists of an energy-delivery component, consisting of an optical fiber and lens, and a copper cooling plate with embedded temperature monitoring. The hand piece weighs approximately 14 ounces, which is light enough to be held with one hand. The lightweight nature and ergonomic design of the hand piece allows the device to be operated without user fatigue. The design permits the practitioner an unobstructed view of the treatment area, which reduces the possibility of unintended damage to the skin and can increase the speed of treatment. The 1064nm Nd:YAG hand piece also incorporates our cooling system, providing integrated pre- and post-treatment cooling of the treatment area through a temperature-controlled copper plate to protect the outer layer of the skin.

GenesisPlus Hand Piece – Our GenesisPlus system, launched in 2010, delivers 1064 nm laser energy to the treatment area for the temporary increase of clear nail in patients with onychomycosis and for the treatment of fine wrinkles, diffuse redness and rosacea. This lightweight 1064nm Nd:YAG hand piece consists of an energy-delivery component, housing an optical fiber and lens. The hand piece includes a non-contact temperature sensor to monitor the treatment area temperature. In addition, the hand piece includes dual aiming beams that facilitate consistent treatments by maintaining the correct distance of the hand piece to the skin. This hand piece offers a single 5 mm spot size.

Pulsed Light Hand Piece – The ProWave 770, ProWave LX, AcuTip 500, and LimeLight hand pieces are designed to produce a pulse of light over a wavelength spectrum to treat discoloration such as age and sun spots and other dyschromia. The hand pieces can also be used for hair removal, and treatment of superficial facial vessels. The hand pieces each consist of a custom flashlamp, proprietary wavelength filter, closed-loop power control and embedded temperature monitor, and weigh approximately 13 ounces. The filter in the AcuTip 500 eliminates long and short wavelengths, transmitting only the therapeutic range required for safe and effective treatment. The filter in ProWave 770, ProWave LX, and LimeLight eliminates short wavelengths, allowing longer wavelengths to be transmitted to the treatment area. In addition, the wavelength spectrum of the ProWave 770 and the LimeLight can be shifted based on the setting of the control console. Our power control includes a monitoring system to ensure that the desired energy level is delivered. The hand pieces protect the epidermis by regulating the temperature of the hand piece window through the embedded temperature monitor. These hand pieces are available on the xeo platform.

Titan Hand Piece – The Titan hand pieces are designed to produce a sustained pulse of light over a wavelength spectrum tailored to induce heating in the dermis. We are aware that some practitioners use the Titan hand piece to treat skin laxity (although the hand piece is cleared in the U.S. by the FDA only for deep dermal heating). The hand piece consists of a custom light source, proprietary wavelength filter, closed-loop power control, sapphire cooling window and embedded temperature monitor, and weighs approximately three pounds. The temperature of the epidermis is controlled by using a sapphire window to provide cooling before, during and after the delivery of energy to the treatment site. The Titan hand piece requires a periodic “refilling” process, which includes the replacement of the optical source, after a set number of pulses have been used. This provides us with a source of recurring revenue.

Pearl Hand Piece – The Pearl hand piece, introduced in 2007, is designed to treat fine lines, uneven texture and dyschromia through the application of proprietary YSGG laser technology. This hand piece can safely remove a small portion of the epidermis, while coagulating the remaining epidermis, leading to new collagen growth. The Pearl hand piece consists of a custom monolithic laser source, scanner and power monitoring electronics. The scanner includes multiple scan patterns to allow simple and fast treatments of the face. The hand piece includes an attachment for a smoke evacuator, allowing the practitioner to use one hand during treatment.

Pearl Fractional Hand Piece – The Pearl Fractional hand piece, introduced in 2008, also uses proprietary YSGG technology and is designed to treat wrinkles and deep dermal imperfections (although it is cleared in the U.S. by the FDA only for skin resurfacing and coagulation). This hand piece penetrates the deep dermis producing a series of micro-columns across the skin, which can result in the removal of damaged tissue and the production of new collagen. The Pearl Fractional hand piece consists of a custom monolithic laser source, scanner and power monitoring electronics. The scanner includes multiple scan patterns to allow simple and fast treatments of the face. The hand piece includes an attachment for a smoke evacuator, allowing the practitioner to use one hand during treatment.

My Juliet and Microspot Hand Pieces – The My Juliet and Microspot hand pieces are part of the Juliet system for vaginal wellness. The Juliet is an Er:YAG laser, with a 2940 nm wavelength. The My Juliet hand piece is a single use disposable hand piece designed to treat the vaginal cavity by delivering laser energy to the tissues. The hand piece is rotated, first delivering an ablative pulse and followed by a thermal pulse inducing collagen and vascularization in the area. The Microspot hand piece delivers fractionated energy to treat the vaginal and vulvar areas to induce skin resurfacing and improve skin quality, tone and texture. As both hand pieces are for a single use application, they provide us with a source of recurring revenue.

Secret RF Hand Pieces – The Secret RF fractional RF microneedling system has two distinct hand pieces and treatment tips. The 64-pin hand piece is utilized for the body, while the 25-pin hand piece is ideal for treating the face. Both hand pieces support microneedles that are insulated or semi-insulated and inserted into the skin, delivering energy subdermally to the selected depth (0.5-3mm). Delivering the energy subdermally spares the epidermis, minimizing patient downtime and provides the ability to customize treatment based on skin types. Both hand pieces are for a single use application, providing a source of recurring revenue.

Upgrade

Our enlighten, truSculpt, and xeo products, are designed to allow customers to cost-effectively upgrade to our newest technologies or add applications to their system, each of which provide us with a source of additional revenue.

Service

We offer post-warranty services to our customers through extended service contracts that cover preventive maintenance and/or replacement parts and labor, or by direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from our installed product base.

Hand Piece Refills

We treat our customer’s purchase of replacement Titan and truSculpt 3D hand pieces as “refill” revenue, which provides us with a source of recurring revenue from existing customers. Our recently launched Juliet and Secret RF products have single use disposable tips which need to be replaced after every treatment. Sale of these consumable tips further enhance our recurring revenue stream. Hand piece refills of our legacy truSculpt product are included in the standard warranty and service contract offerings for this product.

Skincare

We distribute ZO Skin Health, Inc.’s (“ZO”) physician-dispensed, topical skincare products to physicians in the Japanese market.

Our Applications and Procedures

Our products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows our customers to treat the broadest range of conditions available with a single energy-based system.

Non-Invasive Body Contouring – Our truSculpt technology allows practitioners to apply a hand piece directly to the skin and deliver high-powered RF energy that results in the deep and uniform heating of the subcutaneous fat tissue at sustained therapeutic temperatures. This heating can cause selective destruction of fat cells, which are eliminated from the treatment area through the body’s natural wound healing processes. The treatment takes approximately 45 minutes and two or more treatments may be required to obtain the desired aesthetic results. Our CE Mark allows us to market the truSculpt in the European Union, Australia and certain other countries outside the U.S. for fat reduction, body shaping, body contouring and circumferential reduction. In the U.S., truSculpt has 510(k) clearance for the temporary reduction in circumference of the abdomen, and elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

Tattoo Removal – Our enlighten systems, delivering picosecond and nanosecond pulse duration, and our myQ Q-switched laser are used for tattoo removal, the treatment of benign pigmented lesions, and a laser skin toning procedure that we refer to as PicoGenesis.

Hair Removal – Our laser technology allows our customers to treat all skin types and hair thicknesses. Our 1064 nm Nd:YAG and 755 nm Alexandrite lasers permits energy to safely penetrate through the epidermis of any skin type and into the dermis where the hair follicle is located. Using the universal graphic user interface on our control console, the practitioner sets parameters to deliver therapeutic energy with a large spot size and variable pulse durations, allowing the practitioner to treat fine or coarse hair. Our 1064nm Nd:YAG and 755 nm Alexandrite hand pieces on excel HR allow our customers to treat all skin types, while our ProWave 770 and ProWave LX hand pieces on the xeo, with pulsed light technology, treat the majority of skin types quickly and effectively.

For hair removal treatments, the treatment site on the skin is first cleaned and shaved. The practitioner then applies a thin layer of gel to improve contact and aid gliding of the hand piece across the skin. In the case of these hand pieces, delivery of light which is converted to heat destroys the hair follicles and prevents hair re-growth. This procedure is then repeated at the next treatment site on the body, and can be done in a gliding motion to increase treatment speed. Patients receive three to six treatments on average. Each treatment can take between five minutes to one hour depending on the size of the area and the condition being treated. On average, there are six to eight weeks between treatments.

Vascular Lesions – Our laser technology allows our customers to treat the widest range of aesthetic vein conditions, including spider and reticular veins and small facial veins. Our xeo 1064nm Nd:YAG hand piece with adjustable spot sizes of 3, 5, 7 or 10 millimeters and the excel V 1064 nm and 532 nm hand piece with adjustable spot sizes from 2 to 12 mm, each allow the practitioner to control treatment depth to target different sized veins. Selection of the appropriate energy level and pulse duration ensures effective treatment of the intended target. The laser hand piece is used to cool the treatment area both before and after the laser pulse has been applied. With the excel V hand piece the cooling can be performed before, during and after delivery of the laser pulse. The delivered energy damages the vein and, over time, it is absorbed by the body. Patients receive on average between one and six treatments, with six weeks or longer between treatments.

Skin Rejuvenation – Our Nd:YAG laser, picosecond laser and other energy-based technologies allow our customers to perform non-invasive and minimally-invasive treatments that reduce redness, dyschromia, fine lines and wrinkles, improve skin texture, and treat other aesthetic conditions.

Our recently launched Juliet laser is used to address gynecologic health in postmenopausal women and treat symptoms associated with vaginal atrophy and vaginal relaxation syndrome. The application of the laser stimulates collagen and revitalizes the vaginal tissue. The My Juliet hand piece is rotated, first delivering an ablative pulse and followed by a thermal pulse inducing collagen and vascularization in the area. The Microspot hand piece delivers fractionated energy to treat the vaginal and vulvar area to induce skin resurfacing and improving skin quality, tone and texture.

Texture, Lines and Wrinkles – When using a 1064nm Nd:YAG laser to improve skin texture and treat fine lines, cooling is not applied and the hand piece is held directly above the skin. A large number of pulses are directed at the treatment site, repeatedly covering an area, such as the cheek. By delivering many pulses of laser light to a treatment area, a gentle heating of the dermis occurs and collagen growth is stimulated to rejuvenate the skin and reduce wrinkles. Patients typically receive four to six treatments for this procedure. The treatment typically takes less than a half hour with a spacing of two to four weeks between treatments.

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

Our recently launched Secret RF product is a fractional RF microneedling system that utilizes microneedles to deliver heat into the deeper layers of the skin using controlled RF energy. The targeted energy revitalizes, rebuilds and firms up tissue, effectively remodeling collagen, improving mild wrinkles and diminishing scars while leaving the outer layer of skin intact, minimizing downtime.

Dyschromia – Our pulsed-light technologies allow our customers to safely and effectively treat red and brown dyschromia (skin discoloration), benign pigmented lesions, and rosacea. The practitioner delivers a narrow spectrum of light to the surface of the skin through our LimeLight hand pieces. These hand pieces include one of our proprietary wavelength filters, which reduce the energy level required for therapeutic effect and minimize the risk of skin injury.

The 532 nm wavelength green laser option of the excel V and enlighten systems, as well as the 755 nm infrared wavelength of the excel HR, can be used to treat benign pigmented lesions in substantially the same way as described above with the pulsed light devices.

In treating benign pigmented lesions, the hand piece is placed directly on the skin and then the pulse is triggered. The cells forming the pigmented lesion absorb the light energy, darken and then flake off over the course of two to three weeks. Several treatments may be required to completely remove the lesion. The treatment takes a few minutes per area treated and there are typically three to four weeks between treatments.

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

Skin Quality – Our Titan technology allows our customers to use deep dermal heating to tighten lax skin. The practitioner delivers a spectrum of light to the skin through our Titan hand piece. This hand piece includes our proprietary light source and wavelength filter which tailors the delivered spectrum of light to provide heating at the desired depth in the skin.

In treating compromised, skin the hand piece is placed directly on the skin and then the light pulse is triggered. A sustained pulse causes significant heating in the dermis. This heating can cause immediate collagen contraction while also stimulating long-term collagen regrowth. Several treatments may be required to obtain the desired degree of tightening of the skin. The treatment of a full face can take over an hour and there are typically four weeks between treatments.

Our CE Mark allows us to market the Titan in the European Union, Australia and certain other countries outside the U.S. for the treatment of wrinkles through skin tightening. However, in the U.S. we have a 510(k) clearance for only deep dermal heating.

Sales and Marketing

In the U.S. we market and sell our products through a direct sales organization. We internally manage our U.S. and Canadian sales organization as one North American sales region. As of December 31, 2017, we had 58 territories and a direct sales force of 68 employees.

International sales are made both through a worldwide distributor network in over 40 countries, as well as a direct international sales force. As of December 31, 2017, we had a direct sales force in Australia, Belgium, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom with a total of 34 direct sales employees. Our international revenue as a percentage of total revenue represented 38% in 2017, 45% in 2016, and 48% in 2015.

We also sell certain items like Hand Piece Refills and marketing brochures through our web site www.cutera.com.

Customers generally demand quality, performance, ease of use, and high productivity in relation to the cost of ownership. We respond to these customer demands by introducing new products focused on these requirements in the markets we serve. Specifically, we believe that we introduce new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on our customers’ existing systems. In addition, we provide attractive upgrade pricing to new product families. To increase market penetration, we also market to non-core practitioners in addition to our core specialties of plastic surgeons and dermatologists.

We seek to establish strong ongoing relationships with our customers through the upgradeability of our products, sales of extended service contracts, the refilling of hand pieces and replacement of disposable tips, ongoing training and support, and distributing skincare products in Japan. We primarily target our marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. We also market to potential patients through brochures, workshops and our website. In addition, we offer clinical forums with recognized expert panelists to promote advanced treatment techniques using our products to further enhance customer loyalty and uncover new sales opportunities.

Competition

Our industry is subject to intense competition. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by other public companies, such as Hologic (acquired Cynosure in March 2017), El.En S.p.A, XIO Group (acquired Lumenis in September 2015), Allergan (acquired Zeltiq in April 2017), Valeant (acquired Solta in January 2014), as well as private companies, including Sisram, Syneron Candela (acquired in 2017 by an affiliate of private equity funds advised by Apax Partners), Sciton, and several others.

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by extensive research and development efforts, and innovative technology. While we attempt to protect our products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with ours. There are many companies, both public and private, that are developing innovative devices that use both energy-based and alternative technologies. Some of these competitors have greater resources than we do or product applications for certain sub-markets in which we do not participate. Additional competitors may enter the market, and we are likely to compete with new companies in the future. To compete effectively, we have to demonstrate that our products are attractive alternatives to other devices and treatments by differentiating our products on the basis of performance, brand name, service and price. We have encountered, and expect to continue to encounter, potential customers who, due to existing relationships with our competitors, are committed to, or prefer, the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for our products.

Research and Development

Our research and development group develops new products and applications that address unmet or underserved market needs. As of December 31, 2017, our research and development activities were conducted by a staff of 28 employees with a broad base of experience in lasers, optoelectronics, software, and other related disciplines. We develop working relationships with outside contract engineering and design consultants, giving our team additional technical and creative breadth. We work closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine. Research and development expenses were approximately $12.9 million in 2017, $11.2 million in 2016, and $10.7 million in 2015.

Acquisitions and Investments

Our strategy of providing a broad range of therapeutic capabilities requires a wide variety of technologies, products and capabilities. The rapid pace of technological development in the aesthetic device industry and the specialized expertise required in different areas make it difficult for us to develop a broad portfolio of technological solutions. In addition to internally generated growth through research and development efforts, we have considered, and expect to continue to consider, acquisitions, investments and alliances to provide access to new products and technologies in both new and existing markets.

We expect to further our strategic objectives and strengthen our existing businesses by making future acquisitions or investments in areas that we believe we can acquire or stimulate the development of new technologies and products. Mergers and acquisitions of medical technology companies are inherently risky and no assurance can be given that any acquisition will be successful or will not materially adversely affect our consolidated operations, financial condition and/or cash flows.

Service and Support

Our products are engineered to enable quick and efficient service and support. There are several separate components of our products, each of which can easily be removed and replaced. We believe that quick and effective delivery of service is important to our customers. As of December 31, 2017, we had 56 people in our global service department. Internationally, we provide direct service support through our Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, and Switzerland offices. We work with third-party service providers in Spain and the U.K, and also through a network of distributors in over 40 countries.

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

In countries where we are represented by distributor partners, customers are serviced through the distributor. Distributors are generally provided 14 to 16 months warranty coverage for parts only, with labor customarily provided to the end customer by the distributor.

In the event a customer does not purchase an extended service plan, we offer to service the customer’s system and charge the customer for time and materials.

Our Titan and truSculpt 3D hand pieces generally include a warranty for a set number of shots, instead of for a period of time.

Manufacturing

We manufacture our products with components and subassemblies supplied by vendors. We assemble and test each of our products at our Brisbane, California facility. Quality control, cost reduction and inventory management are top priorities of our manufacturing operations.

We purchase certain components and subassemblies from a limited number of suppliers. We have flexibility with our suppliers to adjust the number of components and subassemblies as well as the delivery schedules. The forecasts we use are based on historical demands and sales projections. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements, and current market demand for the same or similar components and subassemblies. We reduce the potential for supply disruption by maintaining sufficient inventories and identifying additional suppliers. The time required to qualify new suppliers for some components, or to redesign them, could cause delays in our manufacturing. To date, we have not experienced significant delays in obtaining any of our components or subassemblies.

We are required to manufacture our products in compliance with the FDA’s Quality System Regulation (or “QSR”). The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We had an FDA full quality system audit in March 2017. There were no significant findings or observations as a result of this audit. Failure to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations and the recall of our products, which would have a material adverse effect on our business. In the event that one of our suppliers fails to maintain compliance with our quality requirements, we may have to qualify a new supplier and could experience manufacturing delays as a result. We have opted to maintain quality assurance and quality management certifications to enable us to market our products in the U.S., the member states of the European Union (“EU”), the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the EU. In January 2018, we conducted our recertification audit to the requirements of ISO 13485:2003 under the Medical Device Single Audit Program (“MDSAP”) for the 5 regulatory jurisdictions signatory to MDSAP (FDA - US, Health Canada - Canada, Therapeutic Goods Administration (“TGA”) - Australia, Pharmaceuticals and Medical Devices Agency (“PMDA”) - Japan, and Agência Nacional de Vigilancia Sanitária (“ANVISA”) - Brazil); and for the EU under Europäische Norm (“EN”) International Standards Organization (“ISO”) 13485:2012 and Medical Device Directive (MDD”) 93/42/EEC. We passed the recertification audit establishing compliance with ISO 13485:2003 under MDSAP; EN ISO 13458:2012; and MDD 93/42/EEC. The MDSAP and EU certification can be used to establish compliance with Good Manufacturing Practices (“GMP”), QSR, and Quality Management System (“QMS”) requirements for all six regulatory jurisdictions, replacing routine audits from each regulatory jurisdiction. Our manufacturing facility is ISO 13485 certified.

Patents and Proprietary Technology

We rely on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect our intellectual property rights. As of February 28, 2018, we had 33 issued U.S. patents and 5 pending U.S. patent applications. In the U.S. and several foreign countries, we register our Company name and several of our product names as trademarks, including Cutera, Acutip 500, CoolGlide, excel, enlighten, Juliet, Limelight, myQ, Pearl, ProWave 770, ProWave LX, Secret RF, Solera (discontinued as of January 2018), Titan, truSculpt, and xeo. We may have common law rights in other product names, including excel V, Pearl Fractional, Solera, Titan and excel HR. We intend to file for additional patents and trademarks to continue to strengthen our intellectual property rights.

We licensed certain patents from Palomar (acquired by Cynosure in 2013) and paid ongoing royalties based on sales of applicable hair removal products. The royalty rate on these products ranged from 3.75% to 7.50% of revenue from sales of products that incorporate the licensed patents. The remaining U.S. patents expired in February 2015 and the remaining international patents expired in February 2016. As a result, all our revenue from February 2016 onwards is not subject to these royalties. Our revenue from systems that do not include hair removal capabilities (such as excel V, enlighten, GenesisPlus, myQ, Solera, Titan, and xeo), as well as revenues from service contracts and skincare products, were not subject to these royalties.

We rely on non-disclosure and non-competition agreements with employees, technical consultants and other parties to protect, in part, trade secrets and other proprietary technology. We also require them to agree to disclose and assign to us all inventions conceived in connection with the relationship. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the section entitled “Risk Factors - Intellectual property rights may not provide adequate protection for some or all of our products, which may permit third parties to compete against us more effectively, and [w]e may be involved in future costly intellectual property litigation, which could impact our future business and financial performance.”

Government Regulation

United States

Our products are medical devices subject to regulation by numerous government agencies, including the FDA and counterpart agencies outside the United States. To varying degrees, each of these agencies require us to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, and importing and exporting of medical devices. In the Unites States, FDA regulations govern the following activities that we perform and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design and development;
●	product testing;
●	product manufacturing;
●	product safety;
●	product labeling;
●	product storage;
●	record keeping;
●	pre-market clearance or approval;
●	advertising and promotion;
●	production;
●	product sales and distribution; and
●	complaint handling.

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

The following table details the indications for which we received a 510(k) clearance for our products and when these clearances were received.

FDA Marketing Clearances:		Date Received:
Laser-based products:
-	treatment of vascular lesions	June 1999
-	hair removal	March 2000
-	permanent hair reduction	January 2001
-	treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
-	treatment of wrinkles	October 2002
-	treatment to increase clear nail in patients with onychomycosis	April 2011
-	expanded spot size to 5 mm for clear nail in patients with onychomycosis	May 2013
-	addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction and the treatment of vascular and benign pigmented lesions	December 2013
-	enlighten picosecond and nanosecond 532/1064 nm for the treatment of benign pigmented lesions	August 2014
-	enlighten picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal	November 2014
-	enlighten III picosecond and nanosecond 670 nm wavelength approved for benign pigmented lesions	November 2016
-	enlighten picosecond and nanosecond 532/1064 nm higher performance specifications for multi-colored tattoo removal and the treatment of benign pigmented lesions	April 2017
-

enlighten III picosecond and nanosecond 532/670/1064 nm for multi-colored tattoo removal, adding 670 nm for the treatment of green and blue tattoo inks, and the treatment of benign pigmented lesions with higher performance specifications

October 2017

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

truSculpt radio frequency product for deep tissue heating for the temporary relief of minor muscle and joint pain and for a temporary improvement in the appearance of cellulite
-	16cm2 to 25cm2 hand pieces for smaller body parts	April 2008
-	16cm2 to 40cm2 hand pieces for larger body parts	November 2012
-	Product labeling and technology updates for existing clearances	September 2014
-	Temporary reduction in circumference of the abdomen	December 2016
-	truSculpt 2.0: Hands-free treatment powering sequentially six 40 cm2 puck-style applicators	August 2017

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

Clinical Trials

When FDA approval of a class I, class II or class III device requires human clinical trials, and if the device presents a “significant risk,” as defined by the FDA, to human health, the device sponsor is required to file an Investigational Device Exemption, or IDE, application with the FDA and obtain IDE approval prior to commencing the human clinical trial. If the device is considered a “non-significant” risk, IDE submission to the FDA is not required. Instead, only approval from the Institutional Review Board “IRB”), overseeing the clinical trial is required. Human clinical studies are generally required in connection with approval of class III devices and may be required for class I and II devices. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients. Clinical trials for a significant risk device may begin once the application is reviewed and cleared by the FDA and the appropriate institutional review boards at the clinical trial sites. Future clinical trials of our products may require that we submit and obtain clearance of an IDE from the FDA prior to commencing clinical trials. The FDA, and the IRB at each institution at which a clinical trial is being performed, may suspend a clinical trial at any time for various reasons, including a belief that the subjects are being exposed to an unacceptable health risk.

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

The FDA has broad post-market and regulatory enforcement powers. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services (or “CDHS”), to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors. In the past, our prior facility has been inspected, and observations were noted. There were no findings that involved a material violation of regulatory requirements. Our responses to these observations have been accepted by the FDA and CDHS, and we believe that we are in substantial compliance with the QSR. Our current manufacturing facility has been inspected by the FDA and the CDHS. The FDA and the CDHS noted observations, but there were no findings that involved a material violation of regulatory requirements. Our responses to those observations have been accepted by the FDA and CDHS.

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

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	Warning letters, fines, injunctions, consent decrees and civil penalties;
●	Repair, replacement, recall or seizure of our products;
●	Operating restrictions or partial suspension or total shutdown of production;
●	Refusing our requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;
●	Withdrawing 510(k) clearance or pre-market approvals that have already been granted; and
●	Criminal prosecution and penalties.

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

International

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the clearance or approval requirements may be different from those in the United States.

In Japan, for instance, physicians can import medical devices that are not approved for sale in Japan, under their medical license if imported from a country where the product is legally marketed and sold. We frequently sell and ship products into Japan under this regulatory allowance. If the regulations in Japan change and physicians are no longer able to import devices that are not approved for sale by the Japanese regulatory authority into Japan under their medical licenses, our business in Japan could be materially impacted. In Japan, we are actively seeking approvals for certain products to supplement our existing approvals for enlighten, xeo, Solera, LimeLight, ProWave and Titan.

In the European Economic Area, or EEA, (which is composed of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the EEA, or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, our facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, we received our ISO 9001 updated certification (ISO 9001:2000) as well as our certification for ISO 13485:1996 which replaced our EN 46001 certification. In March 2004, we received our ISO 13485:2003 certification and in March 2006, March 2009, and January 2012 we passed ISO 13485 recertification audits. In January 2015, we passed a recertification audit establishing compliance with the requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC. In January 2018, we conducted our recertification audit to the requirements of ISO 13485:2003 under the Medical Device Single Audit Program (MDSAP) for the 5 regulatory jurisdictions signatory to MDSAP (FDA - US, Health Canada - Canada, TGA - Australia, PMDA - Japan, and ANVISA - Brazil); and for the EU under EN ISO 13485:2012 and MDD 93/42/EEC. We passed the recertification audit establishing compliance with ISO 13485:2003 under MDSAP; EN ISO 13458:2012; and MDD 93/42/EEC. The MDSAP and EU certification can be used to establish compliance with GMP/QSR/QMS requirements for all six regulatory jurisdictions, replacing routine audits from each regulatory jurisdiction. For cause audits can still occur.

Applicability of Anti-Corruption Laws and Regulations

Our worldwide business is subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act of 2010 (the “UK Bribery Act”) and other anti-corruption laws and regulations applicable in the jurisdictions where we operate. The FCPA can be used to prosecute companies in the United States for arrangements with physicians, or other parties outside the United States, if the physician or party is a government official of another country and the arrangement violates the law of that country. The UK Bribery Act prohibits both domestic and international bribery, as well as bribery across both public and private sectors. There are similar laws and regulations applicable to Cutera outside the United States, all of which are subject to evolving interpretations. For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the sections entitled “Risk Factors - Our failure to comply with rules relating to bribery, foreign corrupt practices, and privacy and security laws may subject us to penalties and adversely impact our reputation and business operations.”

Environmental Health and Safety Laws

We are also subject to various environmental health and safety laws and regulations worldwide. Like other medical device companies, our manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the transportation of hazardous materials. To the best of our knowledge at this time, we do not expect that compliance with environmental protection laws will have a material impact on our consolidated results of operations, financial position or cash flows.

Employees

As of December 31, 2017, we had 367 employees, compared to 297 employees as of December 31, 2016. Of the 367 employees at December 31, 2017, 149 were in sales and marketing, 101 in manufacturing operations, 56 in technical service, 28 in research and development and 33 in general and administrative. We believe that our future success will depend in part on our continued ability to attract, hire and retain qualified personnel. None of our employees are represented by a labor union, and we believe our employee relations are good.

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

Our annual and quarterly operating results may fluctuate in the future, which may cause our share price to decline.

Our net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

●	the ability of our sales force to effectively market and promote our products, and the extent to which those products gain market acceptance;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
●	our ability to obtain and retain personnel;
●	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
●	investigations of our business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	continued volatility in the global market and worldwide economic conditions, including, but not limited to, the impact of events such as Brexit;
●	changes in tax laws, including changes due to Brexit, or exposure to additional income tax liabilities;
●	the financial health of our customers and their ability to purchase our products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly, which may in turn cause our share price to fluctuate.

If we do not continue to develop, or acquire, and commercialize new products and identify new markets for our products and technology, we may not remain competitive, and our revenues and operating results could suffer.

The aesthetic laser and light-based treatment system industry is subject to continuous technological development and product innovation. If we do not continue to innovate and develop new products and applications, our competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications. Accordingly, our success depends in part on developing or acquiring new and innovative applications of laser and other light-based technology and identifying new markets for and applications of existing products and technology. If we are unable to develop and commercialize new products, identify and acquire complementary businesses, products or technologies, and identify new markets for our products and technology, our product and technology offerings could become obsolete and our revenues and operating results could be adversely affected.

To successfully expand our product offerings, we must, among other things:

●	develop or acquire new technologies that either add to or significantly improve our current products;
●	convince our target practitioner customers that our new products or product upgrades would be attractive revenue-generating additions to their practices;
●	sell our products to non-traditional customers, including primary care physicians, gynecologists and other specialists;
●	identify new markets and emerging technological trends in our target markets and react effectively to technological changes; and
●	preserve goodwill and brand value with customers.

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

The success and continuing development of our products depends, in part, upon maintaining strong relationships with physicians and other healthcare professionals.

If we fail to maintain our working relationships with physicians and other ancillary healthcare professionals, our products may not be developed and marketed in line with the needs and expectations of the professionals who use and support our products. Physicians assist us as researchers, marketing consultants, product consultants, and public speakers, and we rely on these professionals to provide us with considerable knowledge and experience. If we are unable to maintain these strong relationships, the development and marketing of our products could suffer, which could have a material adverse effect on our consolidated financial condition and results of operations.

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

We have created products to apply our technology to body contouring, hair removal, treatment of veins, tattoo removal, and skin rejuvenation, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and benign pigmented lesions, etc. For example, in the fourth quarter of 2016, we added a required third wavelength (670 nm) to our enlighten platform to improve clearing of green, blue and purple tattoo inks and launched the product as enlighten III. We also lunched truSculpt 3D, Secret and Juliet in 2017.To grow in the future, we must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

To successfully expand our product offerings, we must, among other things:

●	develop or otherwise acquire new products that either add to or significantly improve our current product offerings;
●	convince our existing and prospective customers that our product offerings are an attractive revenue-generating addition to their practice;
●	sell our product offerings to a broad customer base;
●	identify new markets and alternative applications for our technology;
●	protect our existing and future products with defensible intellectual property; and
●	satisfy and maintain all regulatory requirements for commercialization.

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

Our success largely depends on the skills, experience and efforts of our officers and other key employees. The loss of any of our executive officers could weaken our management expertise and harm our business, and we may not be able to find adequate replacements on a timely basis, or at all. Except for Change of Control and Severance Agreements for our executive officers and a few key employees, we do not have employment contracts with any of our officers or other key employees. Any of our officers and other key employees may terminate their employment at any time and their knowledge of our business and industry would be difficult to replace. For instance, we announced on February 9, 2018, that Miguel Pardos resigned his position as Executive Vice President, International Sales of Cutera, effective on February 28, 2018, to pursue other opportunities. Cutera reassigned Mr. Pardos’ duties among existing members of the International team and we do not expect any adverse effects from his departure. We do not have a succession plan in place for each of our officers and key employees. In addition, we do not maintain “key person” life insurance policies covering any of our employees.

We recently hired a new Executive Vice President and Chief Financial Officer (“CFO”). Prior to the confirmation, she performed the duties of the Chief Financial Officer on an interim consulting basis beginning July 12, 2017. Her prior experience included Chief Financial Officer in the medical device and our aesthetics industry specifically, and other Companies in the life science industry. However, recently hired executives may view the business differently than prior members of management, and over time may make changes to the existing personnel and their responsibilities, our strategic focus, operations or business plans. We can give no assurances that we will be able to properly manage any such shift in focus, or that any changes to our business, would ultimately prove successful. In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to our business or may increase the likelihood of turnover in key officers and employees. Our success depends in part on having a successful leadership team. If we cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate our business and pursue our business goals. We cannot ensure that we will be able to retain the services of any members of our executive officers or other key employees. If we do not succeed in attracting well-qualified employees, retaining and motivating existing employees or integrating new executives and employees, our business could be materially and adversely affected.

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

Security breaches and other disruptions could compromise our information and impact our business, financial condition or results of operations.

We rely on networks, information management software and other technology, or information systems, including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, order processing and collection of payments. We use information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, we depend on information systems for digital marketing activities and electronic communications among our locations around the world and between company personnel as well as customers and suppliers. Because information systems are critical to many of our operating activities, our business processes may be impacted by system shutdowns or service disruptions. These disruptions may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. These events could result in unauthorized disclosure of material confidential information. If our information systems suffer severe damage, disruption or shutdown and our business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting our financial results and we may lose revenue and profits as a result of our inability to timely manufacture, distribute, invoice and collect payments. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations and damage our reputation and credibility, and could expose us to liability. We may also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. Like most major corporations, our information systems are a target of attacks. As of December 2017, we have not had any disruptions to our information systems that have materially affected our business, financial condition or results of operations. However, there can be no assurance that such disruptions will not have a material adverse effect on us in the future.

Macroeconomic political and market conditions, and catastrophic events may adversely affect our business, results of operations, financial condition and stock price.

Our business is influenced by a range of factors that are beyond our control, including:

●	general macro-economic and business conditions in our key markets of North America, Japan, Asia (excluding Japan), the Middle East, Europe and Australia;
●	the lack of credit financing, or an increase in the cost of borrowing, for some of our potential customers due to increasing interest rates;
●	the overall demand for our products by the core market specialties of dermatologists and plastic surgeons;
●

the timing and success of new product introductions by us or our competitors or any other change in the competitive landscape of the market for non-surgical aesthetic procedures, including consolidation among our competitors;

●	the level of awareness of aesthetic procedures and the market adoption of our products;
●	changes in our pricing policies or those of our competitors;
●	governmental budgetary constraints or shifts in government spending priorities;
●	general political developments, both domestic and in our foreign markets, including economic and political uncertainty caused by the recent election of a new U.S. president;
●	natural disasters;

●	tax law changes
●	currency exchange rate fluctuations; and
●	any trade restrictions or higher import taxes that may be imposed by foreign countries against products sold internationally by U.S. companies.

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

The price of our common stock has increased by approximately 24% in the six months ended March 1, 2018 and may fluctuate substantially due to several factors, some of which are discussed below. Further, we have a limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of our stock price.

The price of our common stock has increased by approximately 24% in the six months ended March 1, 2018 due in part to our recent improved revenue and profitability performance, the purchase of two of our competitors (Cynosure and Zeltiq) in February 2017, the financial guidance we communicated to the investor community in February 2018, repurchases of our stock, the overall rise in the stock market following the passage of the new tax bill in December 2017 and other factors. As of December 31, 2017, approximately 49% of our outstanding shares of common stock were held by 10 institutional investors. As a result of our relatively small public float, our common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of our common stock may have a greater impact on the trading price for our shares than would be the case if our public float were larger. The public market price of our common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future.

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

We may fail to meet our publicly announced guidance or other expectations about our business and future operating results, which could cause our stock price to decline.

We started providing, and may continue to provide, financial guidance about our business and future operating results. In developing this guidance, our management must make certain assumptions and judgments about our future operating performance, including projected hiring of sales professionals, continued growth of revenue in the aesthetic device market, continue to increase our market share, reduce costs of production of our recently introduced products, and continued stability of the macro-economic environment in our key markets. Furthermore, analysts and investors may develop and publish their own projections of our business, which may form a consensus about our future performance. Our business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of our control, and which could adversely affect our operations and operating results. Furthermore, if we make downward revisions of our previously announced guidance, or if our publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of our common stock would decline.

To successfully market and sell our products internationally, we must address many issues that are unique to our international business. Furthermore, international expansion is a key component of our growth strategy, although our international operations and foreign transactions expose us to additional operational challenges that we might not otherwise face.

We are focused on international expansion as a key component of our growth strategy and have identified specific areas of opportunity in various international markets. International revenue is a material component of our business strategy, and represented 38% of our total revenue in 2017 compared to 45% of our total revenue in 2016. In addition, while our international revenue in 2016 increased by 8% compared to 2015, it was negatively impacted by the appreciation of the U.S. Dollar versus the major currencies in which we transact. We depend on third-party distributors and a direct sales force to sell our products internationally, and if they underperform, we may be unable to increase or maintain our level of international revenue. For example, our direct business in Japan slightly declined in 2017 compared to 2016, due in part to the negative impact of foreign exchange and employee turnover, which negatively impacted our revenue from international operations.

We have experienced significant turnover of our international sales team in the past. For instance, we announced on February 9, 2018, that Miguel Pardos resigned his position as Executive Vice President, International Sales of Cutera, effective on February 28, 2018. Cutera reassigned Mr. Pardos’ duties among existing members of the International team and we do not expect any adverse effects from his departure. While we continue to have a direct sales and service organization in Australia, Japan, France, Belgium, Spain, Switzerland and the United Kingdom, a significant portion of our international revenue is generated through our network of distributors. Though we continue to evaluate and replace non-performing distributors, and have recently brought greater focus on collaborating with our distributor partners, there can be no assurance given that these initiatives will result in improved international revenue or profitability in the future.

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

We believe, as we continue to manage our international operations and develop opportunities in additional international territories, our international revenue will be subject to a number of risks, including:

●	fluctuating foreign currency exchange rates;
●	difficulties in developing, staffing, and simultaneously managing operations in multiple locations as a result of, among other things, distance, language and cultural differences;
●	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
●

political and economic uncertainty around the world, such as the recent presidential elections in France and Germany, the October 2017 referendum in Spain in which Catalonia voted to separate from Spain, and the United Kingdom’s referendum in June 2016 in which voters approved an exit from the European Union (“EU”), commonly referred to as “Brexit”;

●	difficulties and expenses related to implementing internal control over financial reporting and disclosure controls and procedures;

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

customs clearance and shipping delays, and export/import controls and tariff regulations;
●	lack of awareness of our brand in international markets;
●	operation in parts of the world where strict compliance with anti-bribery laws may conflict with local customs and practices;
●	preference for locally-produced products, as well as protectionist laws and business practices that favor local companies; and
●	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad.

If one or more of these risks were realized, it could require us to dedicate significant resources to remedy the situation; and if we were unsuccessful at finding a solution, we may not be able to sell our products in a particular market and, as a result, our revenue may decline.

Our global operations are required to comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended ("FCPA"), Chinese anti-corruption, U.K. Bribery Law, and similar anti-bribery laws in other jurisdictions and with U.S. and foreign export control, trade embargo and customs laws. If we fail to comply with any of these laws, we could suffer civil and criminal sanctions.

Further, the June 2016 referendum in the United Kingdom ("UK") in which voters approved a withdrawal from the EU, commonly referred to as “Brexit,” has created uncertainty. Subsequent to the referendum, in March 2017, the UK formally initiated its withdrawal from the EU by triggering Article 50 of the Treaty of Lisbon. As a result of the triggering of Article 50, the process of negotiating the terms of the UK’s exit from the EU, which is expected to take two years, has commenced. Although it is unknown what those terms will be, we may face new regulatory costs and challenges that may have a material adverse effect on us and our operations. For example, any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. Given the lack of comparable precedent, it is unclear what economic, financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal may affect us.

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

We generally offer credit terms of 30 to 90 days to qualified customers. In addition, from time to time, we offer certain key international distributors, with whom we have had an extended period of relationship and payment history, payment terms that are significantly longer than the regular 30 to 90 day terms. This allows such international distributor partners to have our products in stock and provide our products to customers on a timely basis. As of December 31, 2017, one international distributor partner accounted for 12% of our outstanding accounts receivable balance.

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

Additionally, in the event of deterioration of general business conditions or the availability of credit, the financial strength and stability of our customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of our products. In addition, we may be subject to increased risk of non-payment of our accounts receivables. We may also be adversely affected by bankruptcies or other business failures of our customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact our liquidity or result in bad debts.

We are subject to fluctuations in the exchange rate of the U.S. Dollar and foreign currencies.

Foreign currency fluctuations could result in volatility of our revenue. We do not actively hedge our exposure to currency rate fluctuations. While we transact business primarily in U.S. Dollars, and a significant proportion of our revenue is denominated in U.S. Dollars, a portion of our costs and revenue is denominated in other currencies, such as the Euro, Japanese Yen, Australian Dollar, Canadian Dollar, British Pound and Swiss Francs. As a result, changes in the exchange rates of these currencies to the U.S. Dollar will affect our results from operations. For example, in 2017 the U.S. Dollar devalued against the Euro and Australian dollar by approximately 12% and 8% respectively, which had a significant positive foreign exchange impact on our revenue − both from a re-measurement gain upon the conversion of our Euro and Australian dollar denominated revenue as well as the additional positive revenue impact due to the effective price decrease for the local customers importing our U.S. Dollar denominated systems into Europe and Australia. The U.S. Dollar also devalued against the Japanese Yen in 2016 which had a negative impact on our international revenue in 2016. Future foreign currency fluctuations could adversely impact and increase the volatility of our revenue, profitability and stock price.

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

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technology development and product innovations. Our products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. Our products also compete against laser and other energy-based products offered by public companies. Further, other companies could introduce new products that are in direct competition with our products. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm our business, financial condition and results of operations.

Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources, which increases competition and could result in increased downward pressure on our product prices. For example, Allergan acquired Zeltiq in April 2017, Hologic acquired Cynosure in March 2017, XIO Group acquired Lumenis in September 2015, and Valeant acquired Solta in January 2014. These consolidations have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper sales channels and greater pricing flexibility than we do. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

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

If we fail to comply with applicable regulatory requirements, it could result in enforcement action by the U.S. Food and Drug Administration, federal and state agencies or international regulatory bodies.

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

The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. We have had multiple quality system audits by the FDA, our Notified Body, and other foreign regulatory agencies, with the most recent inspection by the FDA occurring in March, 2017. There were no significant findings or observations as a result of this audit. Failure to take satisfactory corrective action in response to an adverse QSR inspection or our failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of our manufacturing operations, a recall of our products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause our sales and business to suffer.

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

We currently are involved in litigation that could adversely affect our business and financial results, divert management’s attention from our business, and subject us to significant liabilities.

As described under “Note 12- Commitments and Contingencies - Contingencies” in our consolidated financial statements included in this Annual Report on Form 10-K, we are involved in various litigation, which may adversely affect our financial condition and may require us to devote significant resources to our defense of these claims.

Such litigation involves certain non-compete provisions of an agreement an employee of ours was a party to while employed by a competitor. The competitor alleges causes of action for breach of contract (against the employee) and intentional interference with contractual relations (Cutera). The Company believes the non-compete provisions are unenforceable. The competitor has also threatened to file a complaint against another current employee based in Arizona. As of March 26, 2018, we are involved in several lawsuits worldwide, with most of the claims in various federal or state courts throughout the United States. The complaints generally seek damages and other relief based on theories of breach of express and implied warranties, fraudulent and negligent misrepresentation/concealment, unjust enrichment, and violations of various state consumer protection statutes.

Although we are defending these matters vigorously, we cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or proceeding. Litigation may have a material adverse effect on us because of potential adverse outcomes, defense costs, the diversion of our management's resources, availability of insurance coverage and other factors.

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

The primary objective of most of our investment activities is to preserve principal. To achieve this objective, we invest our excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2017, our balance in marketable investments was $21.7 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio as of December 31, 2017 would have potentially decreased by approximately $120,000, resulting in an unrealized loss that would subsequently adversely impact our earnings. As a result, changes in the market interest rates will affect our future net income (loss).

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

Many of the components and materials that comprise our products are currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond our current suppliers’ capabilities could harm our ability to manufacture our products until a new source of supply is identified and qualified. Our reliance on these suppliers subjects us to a number of risks that could harm our business, including:

●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
●	lack of long-term supply arrangements for key components with our suppliers;
●	inability to obtain adequate supply in a timely manner, or on reasonable terms;
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

Our annual and quarterly operating results may fluctuate in the future, which may cause our share price to decline.

Our net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

●	the ability of our sales force to effectively market and promote our products, and the extent to which those products gain market acceptance;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
●	our ability to obtain and retain personnel;
●	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
●	investigations of our business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	continued volatility in the global market and worldwide economic conditions, including, but not limited to, the impact of events such as Brexit;
●	changes in tax laws, including changes due to Brexit, or exposure to additional income tax liabilities;
●	the financial health of our customers and their ability to purchase our products in the current economic environment;
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations; and
●	Our ability to correctly estimate or control our future operating expenses, which could lead to cash shortfalls.

As a result of any of these factors, our consolidated results of operations may fluctuate significantly, which may in turn cause our share price to fluctuate.

Risks related to the reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect our manufacturing operations and related product sales.

We maintain manufacturing operations at our facility in Brisbane, California, and purchase many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on us.

In a few limited cases, specific components and raw materials are purchased from primary or main suppliers (or in some cases, a single supplier) for reasons related to quality assurance, cost-effectiveness ratio and availability. While we work closely with our suppliers to ensure supply continuity, we cannot guarantee that our efforts will always be successful. Moreover, due to strict standards and regulations governing the manufacture and marketing of our products, we may not be able to quickly locate new supply sources in response to a supply reduction or interruption, with negative effects on our ability to manufacture our products effectively and in a timely fashion.

Our manufacturing is currently conducted at a single site, and the occurrence of a catastrophic disaster or other similar event could cause damage to our facilities and equipment, which might require us to cease or curtail operations.

We are vulnerable to damage from various types of disasters, including fires, earthquakes, terrorist acts, floods, power losses, communications failures and similar events. If any such disaster were to occur, we may not be able to operate our business at our facility in Brisbane, California. Our manufacturing facilities require FDA approval, which could result in significant delays before we could manufacture products from a replacement facility. The insurance we maintain may not be adequate to cover our losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm our business and consolidated results of operations.

Intellectual property rights may not provide adequate protection for some or all of our products, which may permit third parties to compete against us more effectively.

We rely on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect our technology and products. At December 31, 2017, we had 33 issued U.S. patents. Some of our components, such as our laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, our patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents we obtain may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, ours. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Moreover, the laws of many foreign countries will not protect our intellectual property rights to the same extent as the laws of the U.S.

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

We are subject to income taxes in the United States and certain foreign jurisdictions where we operate through a subsidiary, including Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, Spain, Switzerland, Italy and the United Kingdom. Our determination of our tax liability is subject to review by applicable domestic and foreign tax authorities.

We are currently under tax examination in Germany (“Cutera GmbH”) for tax years ended December 31, 2011 through 2013 and are uncertain of the potential outcome of this examination. We underwent audits for our California sales and use tax returns for the period July 2013 through June 2016, and Canadian goods and services tax and harmonized sales tax returns for the period January 2013 to July 2015. Although these audits resulted in immaterial adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in our having to pay amounts to the applicable tax authority in order to resolve examination of our tax positions. An increase or decrease of tax related to tax examination resolution could result in a change in our income tax accrual and could negatively impact our financial position, results of operations or cash flows.

We may be adversely affected by changes in U.S. tax laws, importation taxes and other changes that may be imposed by the current administration.

We are subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact our future effective tax rate including:

●	the jurisdictions in which profits are determined to be earned and taxed;
●	the resolution of issues arising from tax audits with various tax authorities
●	changes in valuation of our deferred tax assets and liabilities;
●	increases in expenses not deductible for tax purposes, including write-offs of acquired intangibles and impairment of goodwill in connection with acquisitions;
●	changes in availability of tax credits, tax holidays, and tax deductions;
●	changes in share-based compensation; and
●	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (“2017 Tax Act”). The 2017 Tax Act significantly changed the existing U.S. corporate income tax laws by, among other things, lowering the corporate tax rate, implementing a territorial tax system, and imposing a one-time deemed repatriation toll tax on cumulative undistributed foreign earnings, for which we have not previously provided U.S. taxes. Given the timing, scope, and magnitude of the changes enacted by the 2017 Tax Act, along with on-going implementation efforts, guidance, and other developments from U.S. regulatory and standard-setting bodies, the completion of the accounting for certain tax items included in Note 8 to the Consolidated Financial Statements included in Part II, Item 8, that have been reported as provisional, or where no estimate of the impact was provided as a result of us not having the necessary information, may be subject to material change. Any significant changes to our future effective tax rate, including final resolution of provisional amounts relating to effects of the 2017 Tax Act, may result in a material adverse effect on our business, financial condition, results of operations, or cash flows.

In the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), for example, has the potential to significantly impact the pharmaceutical and medical device industries. The Affordable Care Act imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States. Due to subsequent legislative amendments the excise tax has been suspended for the period January 1, 2016 to December 31, 2019, and, absent further legislative action, will be reinstated starting January 1, 2020, which may result in a material adverse effect on our financial condition or cash flows.

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

Our failure to comply with rules relating to bribery, foreign corrupt practices, and privacy and security laws may subject us to penalties and adversely impact our reputation and business operations.

Our business is subject to regulation and oversight worldwide including:

●

the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity;

●

the UK Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense;

●

Health Insurance Portability and Accountability Act of 1996, as amended by The Health Information Technology for Economic and Clinical Health Act , which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

●

analogous state and foreign law equivalents of each of the above laws, such as state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of our business activities, including our relationships with practitioners and thought leaders worldwide, some of whom recommend, purchase and/or use our devices, as well as our sales agents and distributors, could be subject to challenge under one or more of such laws. We are also exposed to the risk that our employees, independent contractors, principal investigators, consultants, vendors, independent sales agents and distributors may engage in fraudulent or other illegal activity. While we have policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by our employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

There are similar laws and regulations applicable to us outside the United States, all of which are subject to evolving interpretations. Global enforcement of anti-corruption laws, including but not limited to the UK Bribery Act, the Brazil Clean Companies Act, and continued enforcement in the Europe, Middle East and Asia Pacific has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. Our operations create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents, or distributors because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices; however, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents, or distributors may engage in conduct for which we might be held responsible. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, and could negatively affect our business, reputation, operating results, and financial condition.

While we believe we have a strong culture of compliance and adequate systems of control, and we seek continuously to improve our systems of internal controls and to remedy any weaknesses identified, there can be no assurance that the policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of our employees, consultants, agents or partners and, as a result, we may be subject to penalties and material adverse consequences on our business, financial condition or results of operations.

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

These provisions, as well as Change of Control and Severance Agreements entered into with each of our executive officers and certain key employees, might discourage, delay or prevent a change in control of our company or a change in our management, even if such a change would be beneficial to our shareholders. The existence of these provisions could adversely affect the voting power of holders of common stock and limit the price that investors might be willing to pay in the future for shares of our common stock. In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a certain period of time. Any of these provisions could, under certain circumstances, depress the market price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We occupy 66,000 square feet for our U.S. Corporate office in Brisbane, California, under a lease which extends through January 31, 2023. The original lease expired on December 31, 2017, and the Company entered into a Second Amendment on July 6, 2017 that extended the term of the lease from December 31, 2017 to January 31, 2023. Pursuant to the terms of the Second Amendment to the Lease Agreement, the Company has the option to extend the term of the lease by an additional 60 months. Additionally, the Company also has a one-time option to terminate the amended lease early effective as of December 31, 2020, in return for payment of a termination fee.

In addition, we have leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,896	Two leases, one of which was originally scheduled to expire in March 2018, but was extended for another three years from March 2018 to March 2021, and the other which expires in December 2019.
France	Approximately 2,239	One lease which expires in October 2021 but can be terminated with six months’ notice prior to October 2018.
Spain	Approximately 3,584	One lease signed effective February 1, 2018, which expires in January 31, 2021.

We believe that these facilities are suitable and adequate for our current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may be involved in legal and administrative proceedings and claims of various types. For a description of our material pending legal and regulatory proceedings and settlements as of December 31, 2017, please see Note 12 to our consolidated financial statements entitled “Litigation and Related Matters,” Item 8, included in this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

Our common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of March 1, 2018, the closing sale price of our common stock was $45.90 per share.

Common Stockholders

We had 7 stockholders of record as of March 1, 2018. Since many stockholders choose to hold their shares under the name of their brokerage firm, we estimate that the actual number of stockholders was over 5,400.

Price Range of Common Stock

The following table sets forth the quarterly high and low closing sales prices of our common stock for each period indicated and are as reported by NASDAQ:

	Common Stock
	2017		2016
	High	Low	High	Low
4th Quarter	$48.50	$37.35	$17.50	$11.94
3rd Quarter	41.35	25.55	12.25	10.52
2nd Quarter	26.55	19.20	12.15	10.00
1st Quarter	21.90	17.45	12.87	10.43

Dividend Policy

We have not declared or paid any cash dividends. We intend to retain future earnings primarily to fund the development and growth of our business, and the repurchase of additional shares of our common stock. Therefore we do not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by our Board of Directors and will depend on our consolidated financial position and results of operations and other factors deemed relevant by our Board of Directors.

Issuer Purchases of Equity Securities

The following table summarizes the activity related to stock repurchases for the quarter ended December 31, 2017 (in thousands except per share data):

Fiscal Periods	Total Number of Shares Purchased[1]	Average Price Paid per Share[2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1-31, 2017	77	$38.70	77	$18,382
November 1-30, 2017	197	$41.61	197	$10,193
December 1-31, 2017	230	$44.40	230	$—
For quarter ended December 31, 2017	504	$42.43	504	$—

1 Includes shares purchased as part of a publicly announced repurchase plan.

2 Shares are purchased at market price.

Since the beginning of 2017, we have had an active Stock Repurchase Program. On January 1, 2017, we had $5.1 million available for repurchases and on February 13, 2017 and July 28, 2017, our Board of Directors approved the expansion of our Stock Repurchase Program by an additional $5 million and $25 million, respectively. For the year ended December 31, 2017, we repurchased 1,022,602 shares of our common stock for approximately $35.1 million.

Sales of Unregistered Securities

We did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph set forth below compares the cumulative total stockholder return on our common stock between December 31, 2012, and December 31, 2017, with the cumulative total return for (1) our common stock, (2) the NASDAQ Composite index and (3) the NASDAQ Medical Equipment Index over the same period. This graph assumes the investment of $100.00 on December 31, 2012 in our common stock, the NASDAQ Composite Index, and the NASDAQ Medical Equipment Index,

The information under “Performance Graph” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this 10-K and irrespective of any general incorporation language in those filings.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2017	2016	2015	2014	2013
Net revenue	$151,493	$118,056	$94,761	$78,138	$74,594
Cost of revenue	65,383	49,921	40,478	34,765	32,712
Gross profit	86,110	68,135	54,283	43,373	41,882
Operating expenses:
Sales and marketing	52,070	41,563	35,942	32,246	27,984
Research and development	12,874	11,232	10,733	10,543	9,216
General and administrative	14,090	12,943	12,129	11,203	9,938
Lease termination income	(4,000)	-	-	-	-
Total operating expenses	75,034	65,738	58,804	53,992	47,138
Income (loss) from operations	11,076	2,397	(4,521)	(10,619)	(5,256)
Interest and other income, net	884	323	293	226	455
Income (loss) before income taxes	11,960	2,720	(4,228)	(10,393)	(4,801)
Income tax (benefit) provision	(18,033)	143	212	219	(54)
Net income (loss)	$29,993	$2,557	$(4,440)	$(10,612)	$(4,747)
Net income (loss) per share:
Basic	$2.16	$0.19	$(0.32)	$(0.74)	$(0.33)
Diluted	$2.04	$0.19	$(0.32)	$(0.74)	$(0.33)
Weighted-average number of shares used in per share calculations:
Basic	13,873	13,225	13,960	14,254	14,421
Diluted	14,728	13,753	13,960	14,254	14,421

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2017	2016	2015	2014	2013
Cash, cash equivalents and marketable investments	$35,912	$54,074	$48,407	$81,146	$83,073
Working capital (current assets less current liabilities)	45,063	59,460	49,398	81,900	84,654
Total assets	111,238	91,854	77,518	108,913	108,669
Retained earnings (accumulated deficit)	2,947	(27,046)	(29,672)	(25,232)	(14,620)
Total stockholders’ equity	64,893	61,010	50,034	80,508	84,265

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto for the fiscal year ended December 31, 2017. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon our current expectations, estimates and projections and that reflect our beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to our future financial performance, the ability to grow our business, increase our revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of our worldwide sales and distribution network, and to the outlook regarding long term prospects. We caution you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause our results to differ materially from those in our forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors commencing on page 21. We encourage you to read that section carefully as well as other risks detailed from time to time in our filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of our business, a brief discussion of our product lines and the opportunities, trends, challenges and risks we focus on in the operation of our business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are or may be applicable to us.
●	Results of Operations. This section provides our analysis and outlook for the significant line items on our Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of December 31, 2017.

Executive Summary

Company Description

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy-based aesthetics systems for practitioners worldwide. In addition to internal development of products, we distribute third party sourced products under our own brand names. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and rejuvenation, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and vaginal health. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and distribution of third-party manufactured skincare products.

Our corporate headquarters and U.S. operations are located in Brisbane, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. We market, sell and service our products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 40 countries. As of December 31, 2017, we had a North American direct sales force of 68 employees and a direct international sales force of 34 employees. Revenue from markets outside of North America accounted for 38%, 45%, and 48% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.

Our ongoing research and development activities are primarily focused on improving and enhancing our portfolio of products. We are exploring ways to expand our product offerings through the launch of new products. We introduced Juliet, a product for women’s health, in December 2017, and Secret RF, a fractional RF microneedling device for skin rejuvenation, in January 2018.

Products Revenue

Our Products revenue is derived from the sale and upgrade of systems (classified as “Systems” revenue), sale of replacement hand pieces (classified as “Hand Piece Refills”), and the sale of skincare products (classified as “Skincare” revenue).

System revenue represents the sale of a system or an upgrade of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console.

We offer our customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides us with a source of additional Systems revenue.

For our Titan and truSculpt 3D hand pieces, after a set number of treatments have been performed, the customer is required to send the hand piece back to the factory for refurbishment, which we refer to as “refilling” the hand piece and is classified as Hand Piece Refills revenue.

Skincare revenue relates to the distribution of ZO’s skincare products in Japan.

Service Revenue

Service revenue relates to amortization of prepaid service contracts, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products.

Significant Business Trends

We believe that our ability to grow revenue will be primarily dependent on the following:

●	Continuing to expand our product offerings ─ both through internal development and sourcing from other vendors;
●	Ongoing investment in our global sales and marketing infrastructure;
●	Use of clinical results to support new aesthetic products and applications;
●	Enhanced luminary development and reference selling efforts (to develop a location where our products can be displayed and used to assist in selling efforts);
●	Customer demand for our products;
●	Strengthening against the U.S. dollar of key international currencies in which we transact (Australian Dollar, Japanese Yen, Euro, Swiss Franc and British Pound);
●	Consumer demand for the application of our products;
●	Marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
●

Generating recurring revenue from our growing installed base of customers through the sale of system upgrades, services, hand piece refills, skincare products and replacement tips for Juliet and Secret RF products.

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

Critical Accounting Policies and Estimates

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the U.S. ("U.S. GAAP"). The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires us to make significant accounting estimates, judgements and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. See “Note 2 - Summary of Significant Accounting Policies,” in Notes to the Consolidated Financial Statements, which is included in “Item 8. Financial Statements and Supplementary Data,” which describes our significant accounting policies and methods used in the preparation of our Consolidated Financial Statements.

The methods, estimates and judgments that we use in applying our accounting policies require us to make difficult and subjective judgments, often as a result of the need to make estimates regarding matters that are inherently uncertain. Our most critical accounting estimates include:

●	Revenue recognition;
●	Warranty obligations;
●	Inventory reserves;
●	Valuation of stock-based compensation;
●	Income taxes; and
●	Litigation expenses.

Revenue Recognition

We derive revenue from the sale of Products, Hand Piece Refills, Skincare products and Service. We earn revenue from the sale of these products to our customers and to distributors. We recognize revenue when persuasive evidence of an arrangement exists, transfer of title to the customer has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. We defer revenue in the event that any of these revenue recognition criteria is not met.

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

Multiple-Element Arrangements

For System revenue, all of the tangible products, including the embedded software, are delivered to the customer at the time of sale. In some circumstances, in conjunction with the purchase of a system or upgrade, customers purchase service contracts for one or more years to cover their products. For these transactions, the following multiple-element arrangement exists: a tangible product delivered to the customer at the inception of the revenue arrangement; and a service contract for delivery of services to the customer over a contractually stated period of time defined in the service contract.

For multiple-element arrangements, judgments are required as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement. For multiple element arrangements we allocate revenue to all deliverables based on their relative selling prices in accordance with the Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 605-25. Because we have neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for our systems, the allocation of revenue has been based on our best estimate of selling prices (“BESP”). The objective of BESP is to determine the price at which we would transact a sale if the product or service was sold on a stand-alone basis. We determine BESP for our deliverables by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions.

Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Service revenue, not under a service contract, is recognized as the services are provided.

Hand Piece Refills

When customers purchase a hand piece refill, we ship a previously refurbished unit and recognize revenue upon shipment. Hand piece refills are sold for our Titan and truSculpt 3D products.

The earlier generation of the truSculpt product includes unlimited hand piece refills as part of the standard warranty contract for which we recognized the revenue under the warranty model, in which the revenue for the system sale was recognized up-front along with an estimate of the costs which will be incurred under the warranty obligation recorded in cost of revenue.

Customer Marketing Arrangements

We have a customer marketing and incentive program called “Cutera Bucks” for our North America customers through which we offer various sales incentives and discounts and pay or reimburses customers for qualifying expenses associated with practice set-up, advertising procedures related to the system purchased, and other expenses. We record such incentives as a reduction of revenue at the time when the sale of the system is recorded.

Warranty Obligations

We provide a one-year standard warranty on all systems sold direct to customers. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, we generally provide a 14 to 16 month warranty for parts only, with labor being provided to the end customer by the distributor.

We provide for the estimated future costs of warranty obligations in cost of revenue when the related revenue is recognized. The accrued warranty costs represent our best estimate at the time of sale, and as reviewed and updated quarterly, of the total costs that we expect to incur during the warranty period to repair or replace product parts that fail. In addition, for the earlier generation of our truSculpt systems sold with unlimited refills as part of the standard warranty, we include the estimated cost to refurbish the projected number of refills that are expected to be replaced during the warranty period. Accrued warranty costs include costs of material, technical support, labor and associated overhead. The amount of accrued estimated warranty costs obligation for our products is primarily based on historical experience as to product failures adjusted for current information on repair costs. Actual warranty costs could differ from the estimated amounts. On a quarterly basis, we review the accrued balances of our warranty obligations and update based on historical warranty cost trends. If we were required to accrue additional warranty cost in the future due to actual product failure rates, material usage, service delivery costs or overhead costs differing from our estimates, revisions to the estimated warranty liability would be required, which would negatively impact our operating results.

Valuation of Inventories

We state our inventories at the lower of cost and net realizable value, computed on a standard cost basis, which approximates actual cost on a first-in, first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable cost of completion, disposal, and transportation. Standard costs are monitored and updated quarterly or as necessary, to reflect changes in raw material costs, labor to manufacture the product and overhead rates. We provide for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. We balance the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology, timing of new product introductions and customer demand levels. Unfavorable changes in market conditions may result in a need for additional inventory provisions that could adversely impact our gross margins. Conversely, favorable changes in demand could result in higher gross margins when product that had previously been written down is sold.

Stock-based Compensation Expense

We account for stock-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees and non-employees be recognized in the consolidated statements of operations based on their fair values. We grant stock options, restricted stock units (“RSUs”) and performance stock units (“PSUs”) equity awards.

Stock Options

We account for stock-based compensation in accordance with the fair value recognition provisions of U.S. GAAP. To value options, we use the Black-Scholes option-pricing model using the single-option approach, which requires the input of highly subjective and complex assumptions. We recognize the expense associated with options using a single award approach over the requisite service period. We account for all stock options awarded to non-employees at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. We subject stock options granted to non-employees to periodic revaluation at each reporting date as the underlying equity instruments vest.

The assumptions used in the Black-Scholes-option pricing model to determine the fair value of award include the following:

●

Expected term – The expected term represents the weighted-average period that the recipient of the option will retain their vested stock options before exercising them. The expected term is based on the observed and expected time to post-vesting exercise of options by employees. We use historical exercise patterns of previously granted options in relation to stock price movements to derive an employee behavioral pattern used to forecast expected exercise patterns. The expected term of groups of employees that have similar historical exercise patterns has been considered separately for valuation purposes.

●

Volatility – The underlying stock price volatility of our stock. We estimate volatility based on a 50-50 blend of our historical volatility and the implied volatility of freely traded options of our stock in the open market.

●	Expected risk-free interest rate and dividend rate over the expected term.

Restricted Stock Units

We grant RSUs to our directors, officers and management employees and non-employees. The fair value of RSUs is based on the stock price on the grant date using a single-award approach. The RSUs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period. For RSUs to non-employees, we recognize expense on an accelerated attribution method and these equity awards are re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs. Shares are issued on the vesting dates, net of applicable tax withholding requirements to be paid by us on behalf of the recipient. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the obligation for withholding amounts to be paid by us as a reduction to additional paid-in capital.

Performance Stock Units

Performance stock units are granted to our officers and management employees and non-employees. PSU’s with operational measurement goals are measured at the market price of our stock on the date of grant, whereas PSUs with market-based measurement goals are measured using a Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the expected degree of achievement of the performance goals. For PSUs to non-employees, we recognize expense on an accelerated attribution method and these equity awards are re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs. Stock-based compensation expense for PSUs is recognized based on the expected degree of achievement of the performance goals over the vesting period. However, stock-based compensation expense for market-based PSU awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. On the vesting date of PSU awards, we issue fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by us and record the obligation for withholding amounts as a reduction to additional paid-in capital.

Forfeiture Rates

We recognize share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period and develop an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience within separate groups of employees. The forfeiture rates used in 2017 ranged from 0% to 13%. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. For the award types discussed above, if the employee or non-employee terminates employment prior to being vested in an award, then the award is forfeited.

Provision for Income Taxes

We are subject to taxes on earnings in both the U.S. and various foreign jurisdictions. As a global taxpayer, significant judgments and estimates are required in evaluating our uncertain tax positions and determining our provision for income taxes on earnings. We perform a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

Our income tax expense (benefit) was approximately ($18.0) million, $143,000, and $212,000 for the years ended December 31, 2017, 2016, and 2015, respectively. The effective tax rate for 2017 was approximately (151%), compared with 5% for 2016, and (5%) for 2015. Our 2017 tax benefit was primarily due to the ($26.3) million release of a significant portion of our valuation allowance against certain U.S deferred tax assets, partially offset by the adjustment of $7.3 million for the impact of the new Tax Cuts and Jobs Act (the “2017 Tax Act”), $0.7 million of current tax expense for 2017 and $0.3 million of other deferred tax expense.

On December 22, 2017, the U.S. federal government enacted the 2017 Tax Act. The 2017 Tax Act includes a number of changes in existing tax law impacting businesses, including the transition tax, a one-time deemed repatriation of cumulative undistributed foreign earnings and a permanent reduction in the U.S. federal statutory rate from 35% to 21%, effective on January 1, 2018. ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly, the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result, we re-measured our net U.S. deferred tax assets at the 21% future tax rate and recorded a net decrease of approximately $7.3 million.

At December 31, 2017, according to the 2017 Tax Act for estimating our foreign undistributed earnings, we estimated an aggregate deficit in "accumulated earnings and profits," which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. The deficit was primarily a result of 2017 stock option exercises by foreign employees, which exceeded current year and prior year foreign earnings. As a result, the one-time transition tax did not have a significant impact on the Company’s 2017 tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2017.

We have considered the impact of the 2017 Tax Act on the need for valuation allowance assessment. The 2017 Tax Act requires Companies to repatriate their cumulative undistributed foreign earnings back to the U.S. The Company’s ASC 740-30 assertion that it will indefinitely reinvest its undistributed earnings remains unchanged as of December 31, 2017.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the 2017 Tax Act for us to complete the accounting for the 2017 Tax Act and its related impacts. The income tax effects of the 2017 Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. We have made reasonable provisional estimates for each of these items, however, these estimates may be affected by other analyses related to the 2017 Tax Act, including but not limited to, any deferred adjustments related to the filing of our 2017 federal and state income tax returns and further guidance yet to be issued.

Our future effective tax rates could be adversely affected by earnings being lower in countries where we have lower statutory rates and being higher in countries where we have higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, and due to changes in the valuation allowance for certain U.S. deferred tax assets. In addition, we are subject to the examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

We assess the realizability of our net deferred tax assets by evaluating all available evidence, both positive and negative, including:

1	cumulative results of operations in recent years;
2	sources of recent income (loss);
3	estimates of future taxable income; and
4	the length of net operating loss and tax credit carryforward periods.

Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

As of December 31, 2017 and 2016, our deferred tax assets primarily comprised of U.S. Net Operating Losses (“NOL”), tax credits and other deferred tax assets relating to book-to-tax temporary differences. From the third quarter of 2009, we had determined that it was more likely than not that all of the net deferred tax assets in the U.S. jurisdictions would not be realized. As a result, we had recorded and maintained a full valuation allowance against those net deferred tax assets to reduce them to their estimated net realizable value through September 30, 2017. As of each reporting date, we consider new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets.

As of December 31, 2017, in part because we achieved three years of cumulative profits and are projecting future profitability in the U.S. jurisdiction, we determined that sufficient positive evidence exists to conclude that it is more likely than not that deferred taxes of approximately $26.3 million are realizable. Therefore, we reduced the valuation allowance against the net deferred tax assets for federal and U.S. states, except California and Massachusetts, and recorded a net valuation allowance release of $26.3 million. We continue to maintain a full valuation allowance against the net deferred tax assets relating to the states of California and for the R&D tax credit carry forwards for the state of Massachusetts.

At December 31, 2017, we had approximately $34.7 million and $20.8 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized, will generally begin to expire in 2029 through 2035. At December 31, 2017, we had research and development tax credits available to offset federal, California and Massachusetts tax liabilities in the amount of $6.1 million, $6.6 million and $0.3 million, respectively. Federal credits will begin to expire in 2024, and California state tax credits have no expiration and Massachusetts tax credits begin to expire in 2021.

The utilization of NOL carryforwards and tax credits may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Section 382 and 383 and similar state provisions. Such annual limitation could result in the expiration of the net operating loss and tax credit carryforward before utilization.

Litigation

We have been, and may in the future become subject to a number of legal proceedings involving securities litigation, product liability, intellectual property, contractual disputes, trademark and copyright, and other matters. We record a liability and related charge to earnings in our consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. Our assessment is reevaluated each accounting period and is based on all available information, including discussion with any outside legal counsel that represents us. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements.

Recent Accounting Guidance

For a full description of recent accounting pronouncements, including the respective effective dates of adoption and effects on results of operations and financial condition see Note 2 “Summary of Significant Accounting Policies — Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2017	2016	2015

Net revenue	100%	100%	100%
Cost of revenue	43%	42%	43%
Gross profit	57%	58%	57%
Operating expenses:
Sales and marketing	34%	35%	38%
Research and development	8%	10%	11%
General and administrative	9%	11%	13%
Lease termination income	(2)%	-	-
Total operating expenses	50%	56%	62%
Income (loss) from operations	7%	2%	(5)%
Interest and other income, net	1%	—%	—%
Income (loss) before income taxes	8%	2%	(5)%
Income tax provision (benefit)	(12)%	—%	—%
Net income (loss)	20%	2%	(5)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2017	% Change	2016	% Change	2015
Revenue mix by geography:
United States	$94,581	44%	$65,513	34%	$48,916
Percent of total	62%		55%		52%

Japan	$17,264	17%	$14,727	28%	$11,504
Asia, excluding Japan	13,719	2%	13,445	(14)%	15,596
Europe	8,317	10%	7,539	(2)%	7,728
Rest of the world	17,612	5%	16,832	53%	11,017
Total international revenue	56,912	8%	52,543	15%	45,845
Percent of total	38%		45%		48%
Total consolidated revenue	$151,493	28%	$118,056	25%	$94,761

Revenue mix by product category:
Systems – North America	$88,338	51%	$58,595	45%	$40,528
Systems – International	37,544	10%	34,126	11%	30,695
Total Systems	125,882	36%	92,721	30%	71,223
Hand Piece Refills	2,436	(2)%	2,498	(14)%	2,910
Skincare	4,342	14%	3,809	32%	2,889
Service	18,833	(1)%	19,028	7%	17,739
Total consolidated revenue	$151,493	28%	$118,056	25%	$94,761

Revenue by Geography:

Our U.S. revenue increased by 44% in 2017, compared to 2016. The increase in U.S. revenue was primarily a result of revenue generated from our recently introduced truSculpt 3D, as well as continued growth of our enlighten III, excel HR and xeo products, partially offset by decline in sales of some of our legacy systems.

Our U.S. revenue increased by 34% in 2016, compared to 2015. The increase in U.S. revenue was primarily a result of revenue generated across all our major platforms, including our enlighten and excel HR products, as well as growth of our excel V, truSculpt and xeo products.

Our total international revenue increased by 8% in 2017, compared to 2016, and represented 38% of our total revenue. The increase in international revenue was primarily a result of increases in our direct business in Japan, Australia, as well as increases in our distributor business in the Middle East, Europe and Asia, partially offset by a decline in revenue from our direct business in Europe and our Latin America distributors.

Our total international revenue increased by 15% in 2016, compared to 2015, and represented 45% of our total revenue. The increase in international revenue was primarily a result of increases in our direct business in Japan as well as increases in our distributor business in the Middle East, Europe and Asia. This was partially offset by a decline in our direct business in Europe.

Revenue by Product Category:

Our Systems revenue increased by 36% in 2017, compared to 2016. This increase in Systems revenue was primarily attributable to revenue generated by our recently launched products, truSculpt 3D and enlighten III.

Our Systems revenue increased by 30% in 2016, compared to 2015. This increase in Systems revenue was primarily attributable to revenue generated by the enlighten platform (enlighten III was launched in December 2016) and excel HR, continued growth in xeo, excel V and truSculpt, partially offset by revenue declines in our other legacy products.

Our Hand Piece Refills revenue decreased by 2% and 14% in 2017 and 2016, respectively, compared to the respective prior year periods. These decreases were due primarily to declines in Titan hand piece refill revenue caused by reduced utilization, partially offset by an increase in truSculpt 3D hand piece refill revenue.

Our Skincare revenue increased by 14% and 32% in 2017 and 2016, respectively, compared to prior periods. This increase was primarily due to expanded product offerings of this distributed product, as well as an increase in the value of the Japanese Yen versus the U.S Dollar by approximately 4% and 10% in 2017 and 2016, respectively, when compared to prior periods.

Our Service revenue decreased by 1% in 2017, compared to 2016. Service revenue increased by 7% in 2016, compared to 2015. The increase in 2016, was due primarily to increased sales of system parts to our network of international distributors.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2017	% Change	2016	% Change	2015
Gross Profit	$86,110	26%	$68,135	26%	$54,283
As a percentage of total revenue	57%		58%		56%

Cost of revenue consists primarily of material, personnel expenses, royalty expense, product warranty costs and manufacturing overhead expenses. The patents we licensed for applicable hair removal products expired in February 2016 and as a result, all of our revenue from February 2016 onwards was not subject to royalties.

The gross profit as a percentage of total revenues was 57% in 2017, compared to 58% in 2016, due primarily to increased warranty costs, as well as higher Service personnel costs due to an investments in additional headcount to fuel future growth.

Gross profit as a percentage of total revenue improved to 58% in 2016, compared to 57% in 2015, which was primarily attributable to a $23.3 million increase in total revenue which resulted in an improved leverage of our manufacturing department expenses, partially offset by a continued shift in product mix towards lower margin products, primarily as a result of our growth in both excel HR and enlighten products which have a higher cost structure than our other product platforms.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2017	% Change	2016	% Change	2015
Sales and marketing	$52,070	25%	$41,563	16%	$35,942
As a percentage of total revenue	34%		35%		38%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies and advertising. Sales and marketing expenses as a percentage of net revenue, decreased to 34% in 2017, from 35% in 2016, and decreased to 35% in 2016, from 38% in 2015. These decreases were attributable to the increased leveraging of our sales and marketing expenses as revenue increased.

In 2017, as compared to 2016, sales and marketing expenses increased $10.5 million due primarily to higher personnel and stock-based compensation expenses resulting from the incremental headcount in 2017 and increased variable compensation from revenue growth. The following provide further detail attributable to the increase:

●

$7.2 million increase in personnel related expenses, due primarily to higher commissions as a result of  North America revenue growth and other higher personnel costs resulting primarily from an increased headcount;

●	$1.4 million increase in promotional spending driven by graphic design, workshops and advertising as we continue to invest in growth;
●	$0.9 million increase in consultant fees and commissions related to the revenue increase in North America;
●	$0.4 million increased travel expenses associated with the increased activity and headcount.

Sales and marketing expenses increased by $5.6 million in 2016, compared to 2015, which was primarily attributable to the following:

●

$3.2 million increase in personnel related expenses in North America, due primarily to higher commissions as a result of increased North American revenue and higher salaries due to an increase in headcount;

●	$1.2 million increase in North America travel and entertainment expense, due primarily to increased activity and increase headcount;
●	$1.1 million of increased promotional spending, primarily in North America; partially offset by
●	$0.7 million of decreased personnel related expenses in our international direct and distributor business, primarily due to reduced severance costs, lower salaries and benefit expenses.

Research and Development

	Year Ended December 31,
(Dollars in thousands)	2017	% Change	2016	% Change	2015
Research and development	$12,874	15%	$11,232	5%	$10,733
As a percentage of total revenue	8%		10%		11%

In 2017, as compared to 2016, research and development expenses increased by $1.6 million primarily due to higher personnel and stock-based compensation expenses from an increase in headcount, as well as increased clinical, operational and development expenses as we continue to expand our product portfolio.

The following provide further detail attributable to the increase:

●	$0.9 million of higher personnel expenses driven primarily by an increase in headcount; and
●	$0.5 million increase in consulting fees.

Research and Development expenses increased $499,000 in 2016, compared to 2015, primarily attributable to:

●	$0.7 million of increased personnel expenses;
●	$0.2 million increase in expensed tools and equipment; partially offset by
●	$0.3 million decrease in material spending.

General and Administrative

	Year Ended December 31,
(Dollars in thousands)	2017	% Change	2016	% Change	2015
General and administrative	$14,090	9%	$12,943	7%	$12,129
As a percentage of total revenue	9%		11%		13%

General and administrative expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. General and Administrative expenses increased $1.1 million in 2017, compared to 2016, primarily due to:

●         $1.3 million increase in personnel costs due to increased headcount, contract employees and stock-based compensation expenses to support growth in our business.

●         $0.6 million of higher accounting, tax and audit fees;

●         $0.3 million of higher project consulting costs; offset by

●         $1.2 million expense reduction attributable to a litigation settlement and legal fees associated with a matter settled in 2016.

General and Administrative expenses increased by $0.8 million in 2016, compared to 2015, primarily attributable to litigation settlement expenses and legal fees associated with a matter settled in the second quarter of 2016, partially offset by $0.6 million of decreased U.S. medical excise tax, due to the two-year moratorium effective January 1, 2016.

Lease Termination Income

In July 2017, we agreed to terminate the building lease for a new facility in Fremont, California. In conjunction with this lease termination, we received a lump sum termination payment of $4.0 million from the landlord.

Interest and other income (expense), net

	Year Ended December 31,
(Dollars in thousands)	2017	% Change	2016	% Change	2015
Interest and other income (expense), net	$884	174%	$323	10%	$293

Interest and other income, net, increased 174% in 2017, compared to 2016, primarily driven by higher interest earned due to an increase in U.S. bond yields in 2017, offset by reduced income resulting from a decline in our cash, cash equivalents and marketable investments balances resulting primarily from repurchasing $35.2 million of our common stock. In addition, we had a $0.3 million reduction in foreign exchange losses. Interest and other income, net, increased by 10% in 2016, compared to 2015, due to, an increase in early payment discounts for accounts payable, partly offset by an increase in foreign exchange losses.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2017	$ Change	2016	$ Change	2015
Income (loss) before income taxes	$11,960	$9,240	$2,720	$6,948	$(4,228)
Income tax provision	(18,033)	(18,176)	143	(69)	212
Effective tax rate	(151)%		5%		(5)%

In 2017, we recorded an income tax benefit of $18.0 million. This tax benefit was primarily related to a ($26.3) million release of our valuation allowance against certain U.S deferred tax assets, which was partially offset by $7.3 million for the revised measurement of our U.S deferred tax assets resulting from the 2017 US Tax Act, $0.7 million current tax expense and $0.3 million of other deferred tax expense. In 2016 and 2015, we recorded an income tax provision of $143,000 and $212,000, respectively, which was primarily related to foreign tax expenses as we applied a full valuation allowance against all U.S. federal and state deferred tax assets arising during each of these years.

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

At December 31, 2017, we had a $45.1 million of working capital, and our cash and cash equivalents and marketable investments totaled $35.9 million. Our combined cash and cash equivalents and marketable investments balance decreased by $18.2 million in fiscal 2017 principally due to the repurchase of our common stock, increased inventory purchases related to the increasing demand of our products, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion. The following table summarizes our cash and cash equivalents and marketable investments:

	Year ended December 31,
(Dollars in thousands)	2017	2016	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$14,184	$13,775	$409
Marketable investments	21,728	40,299	(18,571)
Total	$35,912	$54,074	$(18,162)

Working Capital:	$45,063	$59,460	$(14,397)

We believe that our existing cash, cash equivalents and investment balances held in the U.S., in addition to cash expected to be generated from operations, is sufficient to fund our operations and will meet our liquidity needs for the foreseeable future. Cash held outside the U.S. has historically been used to fund international operations. The majority of cash held outside the U.S. relates to undistributed earnings of our foreign subsidiaries which are considered by us to be indefinitely reinvested. Amounts held by foreign subsidiaries are generally subject to U.S. income tax on repatriation to the U.S. There is mandatory repatriation of foreign income under the new 2017 Tax Act.

Cash Flows

In summary, our cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2017	2016	2015
Cash flows provided by (used in):
Operating activities	$14,287	$1,992	$(1,359)
Investing activities	17,694	(3,392)	32,646
Financing activities	(31,572)	4,307	(30,222)
Net increase in cash and cash equivalents	$409	$2,907	$1,065

Cash Flows from Operating Activities

We generated net cash of $14.3 million in operating activities during 2017, which was primarily attributable to:

●

$17.4 million provided by operations based on a net income of $30.0 million after adjusting for $5.1 million non-cash stock-based compensation expense, $1.0 million of depreciation and amortization expense, and $18.7 million net change in deferred tax assets;

●

$15.3 million generated from a $9.3 million increase in accrued liabilities primarily associated with unpaid personnel costs, $4.4 million increase in accounts payable, and a $1.6 million increase in deferred revenue due to higher extended service contracts sold; which was offset by

●	$13.8 million of cash used to increase inventories due primarily to higher raw materials required for future product revenue growth; and
●	$4.2 million used as a result of an increase in accounts receivable due primarily to higher product revenue in December 2017, compared to December 2016.

We generated net cash of $2.0 million in operating activities during 2016, which was primarily attributable to:

●

$7.3 million provided by operations based on a net income of $2.6 million after adjusting for non-cash related items of $4.7 million, consisting primarily of stock-based compensation expense of $3.7 million and depreciation and amortization expense of $1.0 million;

●

$3.5 million generated from an increase in accrued liabilities, primarily associated with personnel costs; partially offset by $4.9 million used as a result of an increase in accounts receivable that resulted primarily from increased product sales in December 2016, compared to December 2015;

●	$2.9 million used to increase raw material inventories due to an expanded product line; and
●

$0.8 million used as a result of a decrease in deferred revenue, due primarily from the amortization of service contracts from previous years that was not replaced by new contracts given our decision to not provide discounted extended service contracts with our system sales.

Cash Flows from Investing Activities

We provided net cash of $17.7 million from investing activities in 2017, primarily attributable to:

●	$18.5 million net proceeds from the maturities and sales of marketable investments; offset by
●	$0.9 million used to purchase property and equipment

We used net cash of $3.4 million in investing activities in 2016, which was primarily attributable to:

●	$34.8 million in proceeds from the sales and maturities of marketable investments; offset by
●	$37.7 million used to purchased marketable investments; and
●	$0.5 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities in 2017 was $31.6 million, which was primarily due to:

●	$35.2 million used to repurchase our common stock;
●	$1.5 million used for taxes paid related to net share settlement of equity awards; offset partially by
●	$5.4 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program.

Net cash provided by financing activities in 2016 was $4.3 million, which was primarily due to:

●	$4.9 million used to repurchase our common stock;
●	$0.6 million of cash used for taxes paid related to net share settlement of equity awards; offset by
●	$10.1 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP program.

Adequacy of cash resources to meet future needs

We had cash and cash equivalents and marketable investments of $35.9 million as of December 31, 2017. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years.

Contractual Obligations

The following are our contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2017 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$13,801	$2,891	$5,686	$5,010	$214
Capital leases	957	472	485	—	—
Total leases	$14,758	$3,363	$6,171	$5,010	$214

Purchase Commitments

We maintain certain open inventory purchase commitments with our suppliers to ensure a smooth and continuous supply for key components. Our liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. Our open inventory purchase commitments were not material at December 31, 2017. As a result, this amount is not included in the contractual obligations table above.

Income Tax Liability

We have included in our Consolidated Balance Sheet a long-term income tax liability for unrecognized tax benefits and accrued interest of $379,000 as of December 31, 2017. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the contractual obligations table above.

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2017, we were not involved in any unconsolidated transactions.

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

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate fluctuations, inflation and foreign currency exchange.

Interest Rate Risk

We hold cash equivalents as well as short-term and long-term fixed income securities. Our investment portfolio includes fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income.

Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, high grade corporate bonds, commercial paper, CDs and money markets, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of December 31, 2017, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would potentially decline by approximately $120,000.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Currency Risk

In 2017 and 2016, our international revenue was approximately 38% and 45% of our total revenue, respectively. We use the U.S. dollar as the reporting currency for our consolidated financial statements.

We generate revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds and Swiss Francs. Additionally, a portion of our operating expenses and assets and liabilities are denominated in each of these currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect our results of operations upon translation of our revenue denominated in these currencies, as well as the re-measurement of our international subsidiaries’ financial statements into U.S. dollars.

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

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Cutera, Inc.

Brisbane, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cutera, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

San Jose, California

March 26, 2018

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Cutera, Inc.

Brisbane, California

Opinion on Internal Control over Financial Reporting

We have audited Cutera, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index and our report dated March 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

San Jose, California

March 26, 2018

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$14,184	$13,775
Marketable investments	21,728	40,299
Accounts receivable, net of allowance for doubtful accounts of $9 and $21, respectively	20,777	16,547
Inventories	28,782	14,977
Other current assets and prepaid expenses	2,903	2,251
Total current assets	88,374	87,849
Property and equipment, net	2,096	1,907
Deferred tax assets	19,055	377
Intangibles, net	—	2
Goodwill	1,339	1,339
Other long-term assets	374	380
Total assets	$111,238	$91,854
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,002	$2,598
Accrued liabilities	26,848	17,397
Deferred revenue	9,461	8,394
Total current liabilities	43,311	28,389
Deferred revenue, net of current portion	2,195	1,705
Income tax liability	379	168
Other long-term liabilities	460	582
Total liabilities	46,345	30,844
Commitments and contingencies (Note 12)
Stockholders’ equity:
Convertible preferred stock, $0.001 par value: Authorized: 5,000,000 shares; Issued and outstanding: none	—	—
Common stock, $0.001 par value: Authorized: 50,000,000 shares; Issued and outstanding: 13,477,973 and 13,773,389 shares at December 31, 2017 and 2016, respectively	13	14
Additional paid-in capital	62,025	88,114
Retained earnings (accumulated deficit)	2,947	(27,046)
Accumulated other comprehensive loss	(92)	(72)
Total stockholders’ equity	64,893	61,010
Total liabilities and stockholders’ equity	$111,238	$91,854

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net revenue:
Products	$132,660	$99,028	$77,022
Service	18,833	19,028	17,739
Total net revenue	151,493	118,056	94,761
Cost of revenue:
Products	56,363	40,149	32,402
Service	9,020	9,772	8,076
Total cost of revenue	65,383	49,921	40,478
Gross profit	86,110	68,135	54,283
Operating expenses:
Sales and marketing	52,070	41,563	35,942
Research and development	12,874	11,232	10,733
General and administrative	14,090	12,943	12,129
Lease termination income	(4,000)	-	-
Total operating expenses	75,034	65,738	58,804
Income (loss) from operations	11,076	2,397	(4,521)
Interest and other income, net	884	323	293
Income (loss) before income taxes	11,960	2,720	(4,228)
Income tax provision (benefit)	(18,033)	143	212
Net income (loss)	$29,993	$2,577	$(4,440)

Net income (loss) per share:
Basic	$2.16	$0.19	$(0.32)
Diluted	$2.04	$0.19	$(0.32)
Weighted-average number of shares used in per share calculations:
Basic	13,873	13,225	13,960
Diluted	14,728	13,753	13,960

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$29,993	$2,577	$(4,440)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(15)	30	(87)
Less: Reclassification adjustment for net gains on investments recognized during the year	(5)	(3)	(7)
Net change in unrealized gain (loss) on available-for-sale investments	(20)	27	(94)
Tax provision	—	10	—
Other comprehensive income (loss), net of tax	(20)	17	(94)
Comprehensive income (loss)	$29,973	$2,594	$(4,534)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2014	14,446,950	$14	$105,721	$(25,232)	$5	$80,508
Issuance of common stock for employee purchase plan	55,872	—	577	—	—	577
Exercise of stock options	1,141,904	2	10,500	—	—	10,502
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	154,119	—	(1,018)	—	—	(1,018)
Repurchase of common stock	(2,818,038)	(3)	(40,082)	—	—	(40,085)
Stock-based compensation expense	—	—	4,084	—	—	4,084
Net loss	—	—	—	(4,440)	—	(4,440)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(94)	(94)
Balance at December 31, 2015	12,980,807	$13	$79,782	$(29,672)	$(89)	$50,034
Deferred tax relating to adoption of ASU 2016-09	—	—	—	49	—	49
Issuance of common stock for employee purchase plan	79,922	—	768	—	—	768
Exercise of stock options	1,051,138	1	9,342	—	—	9,343
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	116,833	—	(618)	—	—	(618)
Repurchase of common stock	(455,311)	—	(4,873)	—	—	(4,873)
Stock-based compensation expense	—	—	3,713	—	—	3,713
Net income	—	—	—	2,577	—	2,577
Net change in unrealized loss on available-for-sale investments	—	—	—	—	17	17
Balance at December 31, 2016	13,773,389	$14	$88,114	$(27,046)	$(72)	$61,010
Issuance of common stock for employee purchase plan	78,479	—	1,059	—	—	1,059
Exercise of stock options	488,398	—	4,376	—	—	4,376
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	160,309	—	(1,469)	—	—	(1,469)
Repurchase of common stock	(1,022,602)	(1)	(35,165)	—	—	(35,166)
Stock-based compensation expense	—	—	5,110	—	—	5,110
Net income	—	—	—	29,993	—	29,993
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(20)	(20)
Balance at December 31, 2017	13,477,973	$13	$62,025	$2,947	$(92)	$64,893

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$29,993	$2,577	$(4,440)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	5,110	3,713	4,084
Depreciation and amortization	1,016	982	1,186
Change in deferred tax assets	(18,678)	22	(55)
Other	(52)	(7)	282
Changes in assets and liabilities:
Accounts receivable	(4,229)	(4,899)	(536)
Inventories	(13,805)	(2,899)	(1,090)
Other current assets and prepaid expenses	(591)	(432)	241
Other long-term assets	6	4	(23)
Accounts payable	4,404	639	(1,124)
Accrued liabilities	9,345	3,461	2,687
Other long-term liabilities	—	(329)	(289)
Deferred revenue	1,557	(826)	(2,319)
Income tax liability	211	(14)	37
Net cash provided by (used in) operating activities	14,287	1,992	(1,359)
Cash flows from investing activities:
Acquisition of property, equipment and software	(855)	(537)	(746)
Disposal of property and equipment	53	20	—
Proceeds from sales of marketable investments	33,640	9,008	21,171
Proceeds from maturities of marketable investments	45,812	25,810	35,918
Purchase of marketable investments	(60,956)	(37,693)	(23,697)
Net cash provided by (used in) investing activities	17,694	(3,392)	32,646
Cash flows from financing activities:
Repurchase of common stock	(35,167)	(4,873)	(40,085)
Proceeds from exercise of stock options and employee stock purchase plan	5,435	10,111	11,079
Taxes paid related to net share settlement of equity awards	(1,469)	(618)	(1,018)
Payments on capital lease obligation	(371)	(313)	(198)
Net cash provided by (used in) financing activities	(31,572)	4,307	(30,222)
Net increase in cash and cash equivalents	409	2,907	1,065
Cash and cash equivalents at beginning of year	13,775	10,868	9,803
Cash and cash equivalents at end of year	$14,184	$13,775	$10,868
Supplemental cash flow information:
Cash paid for interest	$70	$43	$20
Cash paid for income taxes	$220	$222	$160
Supplemental non-cash investing and financing activities:
Assets acquired under capital lease	$365	$801	$285

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key system platforms: excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt and xeo. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of (i) systems, system upgrades and hand pieces (classified as “Systems” revenue); (ii) hand piece refills applicable to Titan and truSculpt 3D (classified as “Hand Piece Refills”); and (iii) the distribution of third party manufactured skincare products (classified as "Skincare” revenue); and collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt 3D) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires the Company’s management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates.

On an ongoing basis, the Company evaluates their estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, valuation of inventories, fair values of acquired intangible assets, useful lives of intangible assets and property and equipment, assumptions regarding variables used in calculating the fair value of the Company's equity award, fair value of investments, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of world financial markets, management of international activities, competition from substitute products and larger companies, ability to obtain regulatory approval, government regulations, patent and other litigations, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing Food and Drug Administration, or FDA, Quality System Regulation, the FDA may withdraw its market clearance or take other action. The Company's manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA's Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede the Company's ability to meet demand.

Cash and Cash Equivalents, and Marketable Investments

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

The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below in accordance to ASC 820:

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income (loss), until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments are the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value or the maturity of the investment, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2017, 2016, and 2015.

Allowance for Sales Returns and Doubtful Accounts

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's products. The allowance for doubtful accounts is based on the Company’s assessment of the collectability of customer accounts and the aging of the related invoices, and represents the Company's best estimate of probable credit losses in its existing trade accounts receivable. The Company regularly reviews the allowance by considering factors such as historical experience, credit quality, the age of the accounts receivable balances, and current economic conditions that may affect a customer’s ability to pay.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with three major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the amount of insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, believes that minimal credit risk exists. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company invests in debt instruments, including bonds of the U.S. Government, its agencies and municipalities. The Company has also invested in other high grade investments such as commercial paper and corporate bonds. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. By policy, the Company restricts its exposure to any single issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of generally less than eighteen months.

Accounts receivable are recorded net of an allowance for doubtful accounts, and are typically unsecured and are derived from revenue earned from worldwide customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. As of December 31, 2017 and 2016, there was one customer who represented 12% of the Company’s net accounts receivable. During the years ended December 31, 2017, 2016, and 2015, domestic revenue accounted for 62%, 55%, and 52%, respectively, of total revenue, while international revenue accounted for 38%, 45%, and 48%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2017, 2016, and 2015.

Inventories

Inventories are stated at the lower of cost and net realizable value, cost being determined on a standard cost basis which approximates actual cost on a first-in, first-out basis. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.

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

As of December 31, 2017 and 2016, demonstration inventories, net of accumulated depreciation, included in finished goods inventory balance was $1.9 million and $2.4 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation recognized is recognized on a straight-line basis over the estimated useful lives of the assets, generally as follows:

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

Depreciation expense related to property and equipment for 2017, 2016 and 2015, was $1.0 million, $0.8 million and $0.7 million respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.

Goodwill and Other Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment, applying a fair-value based test, at least annually during the fourth fiscal quarter, or if circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net tangible and identifiable intangible assets. The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2017, there has been no impairment of goodwill. All acquired intangible assets have been fully amortized as of December 31, 2017.

Warranty Obligations

The Company provides a standard one-year warranty on all systems sold to end-customers. Warranty coverage provided is for labor and parts necessary to repair the systems during the warranty period. For sales to distributors, the Company generally provides a 14 to 16 month warranty for parts only, with labor being provided to the end customer by the distributor.

The Company accounts for the estimated warranty cost of the standard warranty coverage as a charge to costs of revenue when revenue is recognized. Factors that affect the Company’s warranty reserves include the number of units sold, historical product performance, and anticipated rates of warranty repairs and the cost per repair. The Company periodically assesses the adequacy of the warranty reserve and adjusts the amount as necessary.

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

Multiple-element Arrangements

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The Company determined that its multiple-element arrangements are generally comprised of the following elements that are recognized as separate units of accounting: Product, service contracts, training, and in some cases, marketing support and installation.

For multiple-element arrangements, judgments are required as to the allocation of the proceeds received from an arrangement to the multiple elements of the arrangement. For multiple element arrangements the Company allocates revenue to all deliverables based on their relative selling prices in accordance with the Financial Accounting Standards (“FASB”) Accounting Standards Codification (“ASC”) 605-25. Because the Company has neither vendor-specific objective evidence (“VSOE”) nor third-party evidence of selling price (“TPE”) for the Company's systems, the allocation of revenue has been based on the Company's best estimate of selling prices (“BESP”). The objective of BESP is to determine the price at which the Company would transact a sale if the product or service was sold on a stand-alone basis. The Company determines BESP for the Company's deliverables by considering multiple factors including, but not limited to, features and functionality of the system, geographies, type of customer and market conditions

With respect to the sale of its earlier generation of the truSculpt product, the Company includes unlimited refills as part of the truSculpt standard warranty and the Company does not account for the truSculpt warranty as a separate deliverable under the multiple-element arrangement revenue guidance. Upon a truSculpt sale, the Company recognizes the estimated costs which will be incurred under the warranty obligation in Products cost of revenue. In May 2017, the Company launched a more advanced version of its body system called truSculpt 3D. Customers are required to purchase hand piece refills as needed on a truSculpt 3D. Revenue from the sale of such refills is recorded as Product revenue in the period in which such sales are made.

Customer Marketing Arrangements

The Company has a customer marketing and incentive program called “Cutera Bucks” for its North America customers through which it offers various sales incentives and discounts and pays or reimburses customers for qualifying expenses associated with practice set-up, advertising procedures related to the system purchased, and other expenses. The Company records such incentives as a reduction of revenue at the time when the sale of the system is recorded.

Service Revenue

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Revenue from services performed in the absence of a service contract, including installation and training revenue, is recognized when the related services are performed and collectability is reasonably assured.

Service revenue billed on a time and material basis, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2017, 2016, and 2015 was $18.8 million, $19.0 million, and $17.7 million, respectively.

Bill and Hold Arrangement

In 2017 the Company segregated certain products for one order at the request of a customer for a limited period of time at a third-party storage facility (“bill -and -hold”). Revenue recognition for the bill-and-hold transaction requires consideration of, among other things, whether the customer has made a written fixed commitment to purchase the product; the existence of a substantial business purpose for the arrangement; the bill-and-hold arrangement is at the request of the customer; the scheduled delivery date must be reasonable and consistent with the buyer's business purpose; title and risk of ownership must pass to the customer and no additional performance obligations exist by the Company, at the time of the bill-and-hold the product is complete and ready for shipment and the product has been segregated from the Company's inventory. The Company recognized revenue of $938,000 for a bill-and-hold transaction in 2017. There were no such transactions in 2016 and 2015.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in the Company's internal manufacturing processes, technology license amortization and royalties, costs associated with product warranties and any inventory or intangible write-downs.

The Company's system sales include a control console, universal graphic user interface, control system software, high voltage electronics and a combination of applications (referred to as hand pieces). Hand pieces are programmed to have a limited number of uses to ensure the safety of the device to patients. The Company sells refurbished hand pieces, or "refills," of its Titan and truSculpt 3D products and provides for the cost of refurbishment of these hand pieces as part of cost of revenue. When customers purchase a replacement hand piece (or “refill”) or are provided a replacement hand piece under a warranty or service contract, the Company ships the customer a previously refurbished unit. Upon the receipt of the expended hand piece from the customer, the Company capitalizes the expended hand piece as inventory at the estimated fair value. Cost of revenue includes the costs incurred to refurbish hand pieces.

Research and Development Expenditures

Research and development costs are expensed as incurred and include costs related to research, design, development, testing of products, salaries, benefits and other headcount related costs, facilities, material, third party contractors, regulatory affairs, clinical and development costs.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2017, 2016 and 2015 were $1.8 million, $1.3 million and $1.2 million, respectively.

Stock-based Compensation

The Company accounts for share-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees and non-employees be recognized in the consolidated statements of operations based on their fair values.

●

The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. The Company recognizes the expense associated with options using a single award approach over the requisite service period. The Company accounts for all stock options awarded to non-employees at the fair value of the consideration received or the fair value of the equity instrument issued, as calculated using the Black-Scholes model. The Company subjects stock options granted to non-employees to periodic revaluation at each reporting date as the underlying equity instruments vest.

●

The fair value of Restricted Stock Units ("RSUs") is based on the stock price on the grant date using a single-award approach. The RSUs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period. For RSUs to non-employees, the Company recognizes expense on an accelerated attribution method and these equity awards are re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs.

●	The fair value of Performance Stock Units (“PSUs”) that have operational measurement goals, are measured at the market price of the Company’s stock on the date of grant. PSUs with market-based measurement goals are valued using the Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model, however, it further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. Stock-based compensation expense for market-based PSU awards is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. For PSUs provided to non-employees, the Company recognizes expense on an accelerated attribution method and these equity awards are re-measured at fair value at the end of each reporting period, with the changes in fair value recorded to stock-based compensation expense in the period in which the change occurs.

The Company recognizes share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period for those awards and develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. As required, the forfeiture estimates will be adjusted to reflect actual forfeitures when an award vests. For the award types discussed above, if an employee terminates employment prior to being vested in an award, then the award is forfeited.

For RSUs and PSUs, the Company issues shares on the vesting dates, net of applicable tax withholding requirements to be paid by the Company on behalf of its employees and non-employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs and PSUs that vest. The Company records the liability for withholding amounts to be paid by the Company as a reduction to additional paid-in capital when the shares are issued.

Cash flows resulting from the tax benefits due to tax deductions in excess of the compensation cost recognized for stock-based awards for options exercised and for RSUs and PSUs vested during the period (excess tax benefits), are classified as operating cash flows.

Income Taxes

The Company account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

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

The Company recognizes deferred tax assets to the extent that the Company believes these assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. If the Company determines that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, it would make an adjustment to the deferred tax asset valuation allowance, which would reduce the provision for income taxes. The measurement of deferred taxes often involves an exercise of judgment related to the computation and realization of tax basis. The deferred tax assets and liabilities reflect management’s assessment that tax positions taken, and the resulting tax basis, are more likely than not to be sustained if they are audited by taxing authorities. Also, assessing tax rates that the Company expects to apply and determining the years when the temporary differences are expected to affect taxable income requires judgment about the future apportionment of the Company’s income among the states in which the Company operates. These matters, and others, involve the exercise of significant judgment. Any changes in the Company’s practices or judgments involved in the measurement of deferred tax assets and liabilities could materially impact the Company’s financial condition or results of operations.

Valuation allowances are established when necessary to reduce deferred income tax assets to amounts that the Company believes are more likely than not to be recovered. The Company evaluates its deferred tax assets quarterly to determine whether adjustments to the Company’s valuation allowance are appropriate. In making this evaluation, the Company relies on its three year cumulative profit, estimated timing of future deductions and benefits represented by the deferred tax assets, and its forecasts of future earnings, the latter two of which involve the exercise of significant judgment.

The Company establishes reserves for uncertain tax positions in accordance with Income Taxes subtopic of ASC 740 on the basis of a two-step process whereby (1) it determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, it recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

The impact of an uncertain income tax position on income tax expense must be recognized at the largest amount that is more likely than not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has provided taxes and related interest and penalties due for potential adjustments that may result from examinations of open U.S. Federal, state and foreign tax years. The Company will reverse the liability and recognize a tax benefit during the period in which the Company makes the determination that the tax position is effectively settled through examination, negotiation, or litigation, or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired. The Company will record an additional charge in the Company’s provision for taxes in the period in which the Company determines that the recorded tax liability is less than the Company expects the ultimate assessment to be.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income (loss) consisted solely of the unrealized gains or losses on the Company's available-for-sale investments, net of tax.

Foreign Currency

The U.S. Dollar is the functional currency of the Company’s subsidiaries. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2016. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years presented in the period ended December 31, 2017.

Segments

The Company operates in one segment. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2017 and 2016, substantially all long-lived assets were maintained in the U.S. See Note 11 for details relating to revenue by geography.

Recent Accounting Pronouncements Not Yet Adopted

New Revenue Standard:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, which sets forth a single, comprehensive revenue recognition model for all contracts with customers to improve comparability. Subsequently, the FASB has issued several standards related to ASU 2014-09 (collectively, the “New Revenue Standard”). The New Revenue Standard requires revenue recognition to depict the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. In addition, the New Revenue Standard requires expanded disclosures. This New Revenue Standard permits the use of either the full retrospective or modified retrospective method (also referred to as the cumulative effect transition method) when adopted. The New Revenue Standard becomes effective for the Company in the first quarter of fiscal year 2018.

The New Revenue Standard’s core principle is that a reporting entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying this new guidance to contracts within its scope, an entity will:

(1)	identify the contract(s) with a customer;
(2)	identify the performance obligation in the contract;
(3)	determine the transaction price;
(4)	allocate the transaction price to the performance obligations in the contract; and
(5)	recognize revenue when (or as) the entity satisfies a performance obligation.

The Company will adopt the New Revenue Standard in the first quarter of fiscal year 2018 using the modified retrospective method. Upon adoption, the Company expects to record an adjustment to retained earnings for the following items in the first quarter of 2018:

●

Adjustment to its deferred revenue balance for the differences in the amount of revenue recognition for the Company’s revenue streams as a result of allocation of revenue based on standalone selling prices to the Company’s various performance obligations.

●

Adjustment for capitalizing the incremental contract acquisition costs, such as sales commissions paid in connection with system sales with multi-year service contracts. These contract acquisition costs will be capitalized and amortized over the estimated customer life under the New Revenue Standard. Under the prior guidance, the Company expensed such costs when incurred.

●

Adjustment for accruing financing costs for multi-year post-warranty service for customers who pay more than one year in advance of receiving the service. The Company will estimate interest expense for such advance payment under the New Revenue Standard going forward.

Impact of the adoption of the New Revenue Standard is expected to result in a net increase in the Company's retained earnings by approximately $4.8 million - $5.5 million, majority of which relates to the capitalization of contract acquisition costs. The Company's evaluation of the adjustment will be completed in the first quarter of fiscal year 2018.

In preparation of adopting the New Revenue Standard, the Company has implemented additional internal controls and is enhancing its processes to enable future preparation of financial information in accordance with the New Revenue Standard. The New Revenue Standard requires significantly expanded disclosures about revenue in the Company’s financial statement beginning with the first quarter of 2018. These expanded disclosures will include quantitative and qualitative disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

Pursuant to ASC paragraphs 606-10-55-30 through 55-34 and ASC paragraph 460-10-25-6, the Company will continue to account for standard warranty coverage as it has historically.

The New Revenue Standard is principle based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve as companies and the accounting profession work to implement this new standard. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of the New Revenue Standard and will finalize its accounting assessment and quantitative impact of the adoption of the New Revenue Standard during the first quarter of fiscal year 2018. As the Company completes its evaluation of this new standard, new information may arise that could change the Company’s current understanding of the impact to revenue and expense recognized. Additionally, the Company will continue to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession and adjust the Company’s assessment and implementation plans accordingly.

Other Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The new standard becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. The new standard is required to be adopted using the modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company finances its fleet of vehicles used by its field sales and service employees and has facility leases. Several of the Company’s customers finance purchases of its system products through third party lease companies and not directly with the Company. The Company does not believe that the new standard will change customer buying patterns or behaviors for its products. The Company will adopt the new standard effective January 1, 2019. The Company expects that upon adoption, right-of-use assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which intends to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance will be effective for the Company in the first quarter of 2018. The Company is still assessing the impact of the adoption of this guidance to the consolidated financial statements

In October 2016, the FASB issued ASU No. 2016-16, Income Taxes (Topic 740): Intra-Entity Transfer of Assets Other than Inventory, which requires the recognition of the income tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. This ASU will be effective for the Company in the first quarter of 2018. This ASU is required to be adopted using the modified retrospective approach, with a cumulative catch-up adjustment to retained earnings in the period of adoption. The Company does not believe that adopting this ASU will have a material impact on the consolidated financial Statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320), which amended the guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flow. The amendment will be effective for the Company in the first quarter of 2018 and is required to be adopted retrospectively. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

In January 2017, the FASB clarified its guidance to simplify the measurement of goodwill by eliminating the Step 2 impairment test. The new guidance requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendment will be effective for the Company beginning in its first quarter of fiscal year 2021. The amendment is required to be adopted prospectively. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Recently Adopted Accounting Standards

In January 2017, the Company adopted Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." The guidance requires that inventory that is measured on a FIFO or average cost basis be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. The Company applied this guidance prospectively and there was no material impact on the Company's financial condition, results of operations or cash flows as a result of adoption.

NOTE 3—INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2017	2016
Cash and cash equivalents:
Cash	$14,058	$6,672
Cash equivalents:
Money market funds	126	6,053
Commercial paper	—	1,050
Total cash and cash equivalents	14,184	13,775

Marketable securities:
U.S. government notes	11,870	8,398
U.S. government agencies	—	3,916
Municipal securities	200	1,325
Commercial paper	1,833	12,299
Corporate debt securities	7,825	14,361
Total marketable securities	21,728	40,299

Total cash, cash equivalents and marketable securities	$35,912	$54,074

The following table summarizes unrealized gains and losses related to the Company’s marketable investments (in thousands):

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$14,184	$—	$—	$14,184

Marketable investments
U.S. government notes	11,885	—	(15)	11,870
U.S. government agencies	—	—	—	—
Municipal securities	201	—	(1)	200
Commercial paper	1,836	—	(3)	1,833
Corporate debt securities	7,838	2	(15)	7,825
Total marketable securities	21,760	2	(34)	21,728

Total cash, cash equivalents and marketable securities	$35,944	$2	$(34)	$35,912

December 31, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$13,775	$—	$—	$13,775

Marketable investments
U.S. government notes	8,403	4	(9)	8,398
U.S. government agencies	3,918	—	(2)	3,916
Municipal securities	1,325	—	—	1,325
Commercial paper	12,299	2	(2)	12,299
Corporate debt securities	14,366	3	(8)	14,361
Total marketable securities	40,311	9	(21)	40,299

Total cash, cash equivalents and marketable securities	$54,086	$9	$(21)	$54,074

No investments were in a continuous unrealized loss position for longer than 12 months as of December 31, 2017 and 2016.

The following table summarizes the estimated fair value of the Company’s marketable investments classified by the contractual maturity date of the security as of December 31, 2017 (in thousands):

Amount
Due in less than one year (fiscal year 2018)	$19,109
Due in 1 to 3 years (fiscal year 2019)	2,619
Total marketable securities	$21,728

Fair Value Measurements

The following table summarizes financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126	$—	$—	$126
Commercial paper	—	—	—	—
Short term marketable investments:
Available-for-sale securities	—	21,728	—	21,728
Total assets at fair value	$126	$21,728	$—	$21,854

December 31, 2016	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,053	$—	$—	$6,053
Commercial paper	—	1,050	—	1,050
Short term marketable investments:
Available-for-sale securities	—	40,299	—	40,299
Total assets at fair value	$6,053	$41,349	$—	$47,402

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2017 is less than 36 months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the years ended December 31, 2017 or 2016.

NOTE 4—BALANCE SHEET DETAIL

Inventories

Inventories consist of the following (in thousands):

	December 31,
	2017	2016*
Raw materials	$19,160	$9,072
Work in process	2,744	1,894
Finished goods	6,878	4,011
Total	$28,782	$14,977

* The Raw materials balance in prior year was reclassified for consistency with current year.

Property and Equipment, net

Property, plant and equipment is recorded at cost less allowances for depreciation. The straight-line method of depreciation is used for all property and equipment.

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2017	2016
Leasehold improvements	$640	$652
Office equipment and furniture	2,370	2,973
Machinery and equipment	6,277	5,435
	9,287	9,060
Less: Accumulated depreciation	(7,191)	(7,153)
Total Property and equipment, net	$2,096	$1,907

Included in machinery and equipment are financed vehicles used by the Company’s North American sales employees. As of December 31, 2017 and 2016, the gross capitalized value of the leased vehicles was $1.6 million and $1.4 million and the related accumulated depreciation was $725,000 and $492,000 respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit, and, customer relationships in the Benelux countries acquired from a former distributor in 2013. The components of intangible assets at December 31, 2017 and 2016 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization & Impairment Amount	Net Amount
December 31, 2017
Patent sublicense	$1,218	$1,218	$—
Customer relationship intangible related to acquisition	2,510	2,510	—
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	155	—
Goodwill	1,339	—	1,339
Total	$6,002	$4,663	$1,339
December 31, 2016
Patent sublicense	$1,218	$1,218	$—
Customer relationship intangible related to acquisition	2,510	2,508	2
Other identified intangible assets related to acquisition	780	780	—
Other intangible	155	155	—
Goodwill	1,339	—	1,339
Total	$6,002	$4,661	$1,341

Amortization expense in the 2017, 2016, and 2015 fiscal years for intangible assets was $2,000, $141,000, and $452,000, respectively. Intangible assets were fully amortized and there were no additions as of December 31, 2017.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued payroll and related expenses	$12,567	$9,036
Sales and marketing accruals	3,710	706
Accrued sales tax	2,920	2,373
Warranty liability	3,508	2,461
Other accrued liabilities	4,143	2,821
Total	$26,848	$17,397

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

Warranty Accrual (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$2,461	$1,819
Add: Accruals for warranties issued during the year	7,583	5,375
Less: Settlements and expirations during the year	(6,536)	(4,733)
Balance at end of year	$3,508	$2,461

Deferred Service Contract Revenue (in thousands):

	December 31,
	2017	2016
Balance at beginning of year	$9,431	$10,469
Add: Payments received	14,369	12,344
Less: Revenue recognized	(13,081)	(13,382)
Balance at end of year	$10,719	$9,431

Costs incurred under service contracts in 2017, 2016 and 2015 amounted to $6.0 million, $6.7 million, and $6.2 million, respectively, and are recognized as incurred.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2017, the Company had the following stock-based employee compensation plans:

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

Options granted under the 1998 Plan and 2004 Equity Incentive Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 2004 Equity Incentive Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable. Options granted under the Plan to employees generally vest over a four year term from the vesting commencement date and become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th on the last day of each calendar month until all of the shares have become exercisable. During 2013 and 2012 the officers of the Company were granted options that vest over a three year term at the rate of one-third on the one year anniversary of the vesting commencement date and 1/36th thereafter. In 2014 the officers of the Company were granted RSUs and PSUs but were not granted any options. The contractual term of the options granted in 2013 and 2012 was seven years.

In accordance with the 2004 Equity Incentive Plan, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. Commencing with 2012, the Company’s non-employee directors get $60,000 of RSUs annually that cliff-vest on the one year anniversary of the grant date. In the years ended December 31, 2017, 2016 and 2015, the Company issued 21,605, 45,350 and 21,020 RSUs, respectively, to its non-employee directors. Included in the 2016 grants, was 6,500 RSUs granted to one of the Company's non-employee directors for consulting services to the Company, which vest over a period of four years from the grant date.

In the years ended December 31, 2017, 2016 and 2015 the Company’s Board of Directors granted 270,707, 229,865 and 107,417 RSUs, respectively, to its executive officers and certain members of the Company’s management. The RSUs granted to the employees vest at the rate of one-fourth on the one-year anniversary of the grant date, and one-fourth in each of the subsequent three years. The annual RSUs granted to the executive officers vests at the rate of one-third on the one-year anniversary of the grant date, and one-third in each of the subsequent two years. In addition, on December 15, 2017, the Company’s Board granted 100,000 RSUs to the President and Chief Executive Officer, which vest according to the following schedule: 15%, 15%, 25% and 45% on the first, second, third and fourth anniversary of the grant date, respectively. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period. On the vesting date, the Company issues fully-paid up common stock, net of stock withheld to settle the recipient’s minimum statutory tax liability.

In the years ended December 31, 2017, 2016 and 2015 the Company’s Board of Directors granted its executive officers and certain senior management employees 117,418, 204,976 and 74,667 of PSUs, respectively. Of the PSU’s granted in 2017, 104,500 vested over 12 months and 12,918 granted on October 31, 2017 vested over two months. The PSUs granted in 2016 and 2015 vested over a period of 12 months and 8.5 months, respectively. All PSUs vesting was subject to the recipient’s continued service and achievement of pre-established goals that were operational (in 2017, 2016 and 2015) and market-based (only in 2015). The operational PSU goals were related to revenue growth, operating income improvement and specific product releases. The market-based goal was related to the Company’s stock price in 2015. On the vest date of the PSUs, the Company issues fully-paid up common stock, based on the degree of achievement of the pre-established targets, net of the stock withheld to settle the recipient’s minimum statutory tax liability.

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

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2018, 2017 and 2016. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. In the years ended December 31, 2017, 2016 and 2015, under the 2004 ESPP, the Company issued 78,479, 79,922 and 55,872 shares, respectively. At December 31, 2017, 691,584 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in $ millions ) (1)
Balances as of December 31, 2014	129,760	3,462,567	$9.39	3.4	$5.7
Additional shares reserved(2)	1,300,000	—
Options granted	(129,000)	129,000	$13.26
Options exercised	—	(1,141,904)	$9.20
Options cancelled (expired or forfeited)	300,866	(300,866)	$12.37
Stock awards granted	(430,580)	—	—
Stock awards cancelled (expired or forfeited)	92,379	—	—
Balances as of December 31, 2015	1,263,425	2,148,797	$9.31	3.4	$7.9
Options granted	(162,000)	162,000	$11.55
Options exercised	—	(1,051,138)	$8.89
Options cancelled (expired or forfeited)	143,187	(143,187)	$12.93
Stock awards granted	(1,018,005)	—	—
Stock awards cancelled (expired or forfeited)	495,050	—	—
Balances as of December 31, 2016	721,657	1,116,472	$9.56	3.7	$8.7
Options granted	(278,250)	278,250	$31.00
Options exercised	—	(488,398)	$8.96
Options cancelled (expired or forfeited)	66,405	(66,405)	$16.54
Stock awards granted	(873,881)	—	—
Stock awards cancelled (expired or forfeited)	258,935	—	—
Additional shares reserved(3)	1,600,000	—	—
Balances as of December 31, 2017	1,494,866	839,919	$16.46	3.99	$24.4
Exercisable as of December 31, 2017		467,794	$9.53	2.74	$16.8
Vested and expected to vest, net of estimated forfeitures, as of December 31, 2017		789,779	$15.61	3.86	$23.6

(1)	Based on the closing stock price of the Company’s stock of $45.35 on December 31, 2017, $17.35 on December 30, 2016, $12.79 on December 31 2015 and $10.68 on December 31, 2014.
(2)	Approved by stockholders in 2015.
(3)	Approved by the board of directors and stockholders in 2017.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2017. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2017, 2016 and 2015 was $8.0 million, $3.6 million, and $5.1 million, respectively. The options outstanding and exercisable at December 31, 2017 were in the following exercise price ranges:

			Options Outstanding		Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted-Average Remaining Contractual Life (in years)	Number Outstanding	Weighted-Average Exercise Price
$6.88	–	$7.15	84,739	1.43	84,739	$6.92
$7.44	–	$8.72	15,978	0.87	15,978	8.30
	$8.80		141,956	2.45	141,956	8.80
$9.28	–	$9.97	95,535	3.24	73,402	9.69
$10.03	–	$10.86	88,044	4.46	51,517	10.38
$10.90	–	$11.67	91,021	4.22	50,356	11.36
$11.98	-	$17.90	109,896	4.66	49,033	13.36
$18.55	–	$25.70	88,500	5.87	813	18.55
	$39.30		77,000	6.83	—	—
	$47.40		47,250	6.96	—	—
$6.88	–	$47.40	839,919	4.11	467,794	$9.53

Stock Awards (RSU and PSU) Activity Table

Information with respect to RSUs and PSUs activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value (2) (in thousands)
Outstanding at December 31, 2014	434,321	$9.31			$4,639
Granted	203,104	$14.81
Vested (3)	(222,220)	$11.79	$3,285	(4)
Forfeited	(43,575)	$9.09
Outstanding at December 31, 2015	371,630	$12.39			$4,753
Granted	480,191	$10.80
Vested (3)	(172,990)	$12.56	$1,906	(5)
Forfeited	(233,514)	$11.36
Outstanding at December 31, 2016	445,317	$11.15			$7,726
Granted	412,208	$28.74
Vested (3)	(224,799)	$10.91	$5,168	(6)
Forfeited	(122,139)	$13.56
Outstanding at December 31, 2017	510,587	$24.88			$23,155
(1)	Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.
(2)	Based on the closing stock price of the Company’s stock of $45.35 on December 31, 2017, $17.35 on December 31, 2016, $12.79 on December 31, 2015 and $10.68 on December 30, 2014.
(3)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)	On the grant date, the fair value for these vested awards was $2.6 million.
(5)	On the grant date, the fair value for these vested awards was $2.2 million.
(6)	On the grant date, the fair value for these vested awards was $2.5 million.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Stock options	$815	$989	$1,438
RSUs	1,813	1,508	1,297
PSUs	2,093	967	1,167
ESPP	389	249	182
Total stock-based compensation expense	$5,110	$3,713	$4,084

As of December 31, 2017, the unrecognized compensation cost, net of expected forfeitures, was $11.5 million for stock options and stock awards, which will be recognized over an estimated weighted-average remaining amortization period of 2.77 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $252,000, which will be recognized over an estimated weighted-average amortization period 0.33 years.

The Company issues new shares of common stock upon the exercise of stock options, vesting of RSUs and PSUs, and the issuance of ESPP shares. The amount of cash received from these issuances, net of taxes withheld and paid, in 2017, 2016 and 2015 was $4.0 million, $9.5 million and $10.1 million.

Total stock-based compensation expense recognized during the year ended December 31, 2017, 2016 and 2015 was recorded in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cost of revenue	$660	$341	$447
Sales and marketing
Employee	1,629	1,179	1,054
Non-employee	13	-	-
Research and development	936	596	662
General and administrative	1,872	1,597	1,921
Total stock-based compensation expense	$5,110	$3,713	$4,084

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

	Stock Options			Stock Purchase Plan
	2017	2016	2015	2017	2016	2015
Expected term (in years) (1)	3.70	3.83	3.24	0.50	0.50	0.50
Risk-free interest rate (2)	1.73%	1.09%	0.90%	1.14%	0.46%	0.17%
Volatility(3)	40%	40%	30%	42%	39%	36%
Dividend yield(4)	—%	—%	—%	—%	—%	—%

Weighted average estimated fair value at grant date	$9.98	$3.72	$4.78	$8.21	$3.22	$3.51

(1)

The expected term represents the period during which the Company’s stock-based awards are expected to be outstanding. The estimated term is based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements, and expectation of future employee behavior, including post-vesting terminations. The expected term of groups of employees that have similar historical exercise patterns has been considered separately for valuation purposes.

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

The Company periodically estimates forfeiture rates based on its historical experience within separate groups of employees and adjusts the stock-based payment expense accordingly. The forfeiture rates used in 2017 ranged from 0% to 13%.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the Black-Scholes option pricing model, as they are earned. The awards generally vest over the time period the Company expects to receive services from the nonemployee. The Company revalues stock options granted to non-employees at each reporting date as the underlying equity instruments vest.

The Company granted 7,745 stock options and 2,478 RSUs to one non-employee during the year ended December 31, 2017 and zero shares during the year ended 2016 and 2015. The 7,745 stock options vests over 4 years at 25% on the first anniversary of the grant date and 1/48th each month thereafter. The 2,478 RSUs vests over 4 years at 25% each anniversary of the grant date. These RSUs and stock options were granted in exchange for consulting services to be rendered and are measured and recognized as they are earned.

Stock Awards Withholdings

For Stock Awards granted to employees, the number of shares issued on the date the Stock Awards vest is net of the tax withholding requirements paid on behalf of the employees. In 2017, 2016 and 2015, the Company withheld 64,490, 56,157, and 68,101 shares of common stock, respectively, to satisfy its employees’ tax obligations of $1,469,000, $619,000 and $1.0 million, respectively. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

Stock Repurchase Program

As of December 31, 2014, there was $10.0 million authorized for the repurchase of the Company's common stock under its Stock Repurchase Program. On February 18, 2015, the Company's Board of Directors approved the expansion of its Stock Repurchase Program from $10 million to $40 million and on February 8, 2016 the Board of Directors approved the expansion of the Company's Stock Repurchase Program by an additional $10 million. In the years ended December 31, 2016 and 2015, the Company repurchased 455,311 and 2,818,038 shares of its common stock for approximately $4.9 million and $40.0 million, respectively.

On February 13, 2017 and July 28, 2017, the Company's Board of Directors approved the expansion of its Stock Repurchase Program by an additional $5 million and $25 million, respectively. In the year ended December 31, 2017, the Company repurchased 1,022,602 shares of its common stock for approximately $35.2 million. As of December 31, 2017 the Company fully utilized all remaining authorized funds under the Company’s Stock Repurchase Program.

 NOTE 7— LEASE TERMINATION INCOME

On May 2, 2017, the Company entered into a building lease with the intent to relocate its corporate headquarters to a new facility in Fremont, California. On July 6, 2017, the Company agreed to terminate this lease in return for a lump sum receipt from the subsequent lessor of $4.0 million. Simultaneously with the execution of the lease termination, the Company entered into an amendment to its existing lease agreement for the Company to maintain its corporate headquarters in its current facility in Brisbane, California. This amendment extends the term of the lease from December 31, 2017 to January 31, 2023. The $4.0 million is reported as “Lease termination income,” as a component of operating expenses, in the Company’s Consolidated Statements of Operations as of December 31, 2017.

NOTE 8—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. For financial statement reporting purposes, income (loss) before provision for income taxes include the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
U.S.	$11,203	$2,207	$(4,588)
International	757	513	360
Income (loss) before income taxes	$11,960	$2,720	$(4,228)

The federal and statement income tax provision (benefit) is summarized as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$148	$—	$(7)
State	71	16	23
International	511	131	218
Total Current	730	147	234
Deferred:
Federal	(17,393)	(24)	33
State	(1,348)	(2)	—
International	(22)	22	(55)
Total deferred tax benefit	(18,763)	(4)	(22)
Total tax expense (benefit)	$(18,033)	$143	$212

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards.

The tax effects of significant items comprising the Company’s deferred taxes after December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred Tax Assets:
Net operating loss carryforwards	$8,604	$15,487
Stock-based compensation	1,179	1,486
Other accruals and reserves	1,663	2,160
Credits	11,781	9,006
Foreign	399	377
Accrued warranty	847	890
Depreciation and amortization	1,592	2,627
Other	303	95
Deferred tax asset before valuation allowance	26,368	32,128
Valuation allowance	(7,242)	(31,751)
Deferred tax asset after valuation allowance	19,126	377
Deferred tax liability on goodwill	(71)	(85)
Net deferred tax asset	$19,055	$292

Net operating losses and tax credit carryforwards as of December 31, 2017 were as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal	$34,700	2029-2035
Net operating losses, state	20,773	Various
Tax credits, federal	6,109	2024-2036
Tax credits, state	$6,872	Various

The effective tax rate of the Company’s provision (benefit) for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2017	2016	2015
Statutory rate	34.00%	34.00%	34.00%
State tax	(5.59)	(14.56)	1.94
General Business Credits	(2.72)	(9.25)	15.92
Stock-based compensation	(21.55)	14.36	(19.19)
Foreign Rate Differential	(0.50)	(0.16)	(1.47)
Change in Federal Tax Rate	60.98	—	—
Other*	0.65	(2.15)	(1.35)
Meals and Entertainment*	2.15	7.56	(3.23)
Valuation allowance	(218.17)	(24.57)	(31.63)
Effective tax rate	(150.75)%	5.23%	(5.01)%

* Other balance in 2016 and 2015 was reclassified for consistency with current year.

The Company assesses the ability to realize its net deferred tax assets by evaluating all available evidence, both positive and negative, including (1) cumulative results of operations in recent years, (2) sources of recent income (loss), (3) estimates of future taxable income and (4) the length of net operating loss and tax credit carryforward periods. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified.

As of December 31, 2017 and 2016, the Company’s deferred tax assets were primarily comprised of U.S. Net Operating Loss (“NOL”), tax credit and other deferred tax assets relating to book-to-tax temporary differences. From the third quarter of 2009, the Company had determined that it was more likely than not that all of the net deferred tax assets in the U.S. jurisdictions would not be realized. As a result, the Company had recorded and maintained a full valuation allowance against those net deferred tax assets to reduce them to their estimated net realizable value through September 30, 2017.

As of December 31, 2017, the Company determined that it is more likely than not that a portion of the net deferred tax assets will be realized for federal and U.S. states, except California, and therefore recorded a net valuation allowance release of $26.3 million. As a result, the Company continued to maintain a full valuation allowance against the net deferred tax assets relating to the states of California and for the R&D credit carry forwards for the state of Massachusetts.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred tax assets. As of December 31, 2017, in part because in the current year, the Company achieved three years of cumulative pre-tax income in the U.S. federal tax jurisdiction, management determined that sufficient positive evidence exists as of December 31, 2017, to conclude that it is more likely than not that deferred taxes of $26.3 million are realizable, and therefore, reduced the valuation allowance accordingly.

At December 31, 2017, the Company had approximately $34.7 million and $20.8 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized will generally begin to expire in 2029 through 2035. At December 31, 2017, the Company had research and development tax credits available to offset federal, California and Massachusetts tax liabilities in the amount of $6.1 million, $6.6 million and $0.3 million, respectively. Federal credits will begin to expire in 2024, California state tax credits have no expiration, and Massachusetts tax credits begin to expire in 2021.

The utilization of NOL carryforwards and tax credits may be subject to a substantial annual limitation due to the ownership change limitations set forth in Internal Revenue Code Sections 382 and 383 and similar state provisions. Such annual limitation could result in the expiration of net operating loss and tax credit carryforwards before utilization.

Uncertain Tax Positions

The Company establishes reserves for uncertain tax positions based on the largest amount that is more-likely-than-not to be sustained. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company performs a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. Although the Company believes it has adequately reserved for its uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. The Company adjusts these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2017 tax years generally remain subject to examination by U.S. federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2011 through 2017 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company's unrecognized tax benefits for the year ended December 2017 and December 2016 (in thousands):

	2017	2016
Beginning of the year unrecognized tax benefits	$707	$651
Increases related to prior year tax positions	643	—
Increases related to current year tax positions	169	56
End of the year unrecognized tax benefits	$1,519	$707

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2017, the Company had accrued interest and penalties of $97,298 related to uncertain tax positions.

2017 Tax Act

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) was signed into law making significant changes to the Code. The 2017 Tax Act makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) requiring companies to pay a one-time transition tax on certain un-repatriated earnings of foreign subsidiaries; (iii) generally eliminating U.S federal income taxes on dividends from foreign subsidiaries; (iv) requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; (v) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (vi) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (vii) creating a tax on global intangible low-taxed income (GILTI) of foreign subsidiaries; (viii) creating a new limitation on deductible interest expense; (ix) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; and (x) modifying the officer’s compensation limitation.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided a measurement period of up to one year from the enactment date of the 2017 Tax Act for companies to complete the accounting for the 2017 Tax Act and its related impacts. The income tax effects of the 2017 Tax Act for which the accounting is incomplete include: the impact of the transition tax, the revaluation of deferred tax assets and liabilities to reflect the 21% corporate tax rate, and the impact to the aforementioned items on state income taxes. The Company has made reasonable provisional estimates for each of the items applicable, however, these estimates may be affected by other analyses related to the 2017 Tax Act, including but not limited to, any deferred adjustments related to the filing of its 2017 federal and state income tax returns and further guidance yet to be issued.

ASC 740 requires companies to recognize the effect of tax law changes in the period of enactment, accordingly the effects must be recognized on companies’ calendar year-end financial statements, even though the effective date for most provisions is January 1, 2018. As a result the Company re-measured its net U.S. deferred tax assets at the 21% future tax rate recorded a net decrease of approximately $7.3 million.

At December 31, 2017, according to the 2017 Tax Act for estimating the Company's foreign undistributed earnings, the Company estimated an aggregate deficit in "accumulated earnings and profits," which is how foreign undistributed earnings are determined for the one-time transition tax and for U.S. income tax purposes. The deficit was primarily a result of 2017 stock option exercises by foreign employees, which exceeded current year and prior year foreign earnings. As a result, the one-time transition tax did not have a significant impact on the Company’s 2017 tax provision and there was no undistributed accumulated earnings and profits as of December 31, 2017.

The Company's current effective tax rate does not include foreign taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding, should these earnings be actually remitted to the U.S. The Company's future effective tax rates could be adversely affected by earnings being lower in countries where the Company has lower statutory rates and being higher in countries where the Company has higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, and due to changes in the valuation allowance of the Company's U.S. deferred tax assets.

The Company considered the impact of the Act on its need for valuation allowance assessment. The Company’s ASC 740-30 assertion remains unchanged and continues to assert that it will indefinitely reinvest its undistributed earnings.

NOTE 9—NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, restricted stock units, performance stock units and employee stock purchase plan contributions), which is calculated based on the average share price for each fiscal period using the treasury stock method. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net Income (loss)	$29,993	$2,577	$(4,440)
Denominator:
Weighted-average shares outstanding in basic calculation	13,873	13,225	13,960
Add: dilutive effect of potential common shares	855	528	—
Weighted-average shares used in computing diluted net income per share	14,728	13,753	13,960
Net income (loss) per share:
Net income (loss) per share, basic	$2.16	$0.19	$(0.32)
Net income (loss) per share, diluted	$2.04	$0.19	$(0.32)

The following number of weighted shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the years presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2017	2016	2015
Options to purchase common stock	42	220	2,575
Restricted stock units	9	24	296
Employee stock purchase plan shares	—	—	93
Performance stock units	—	—	24
Total	51	244	2,988

NOTE 10—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2017, 2016 and 2015, the Company made discretionary contributions under the 401(k) Plan of $288,000, $262,000 and $244,000 respectively.

For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2017, and the related expense for each of the three years then ended was not significant.

NOTE 11—SEGMENT INFORMATION AND REVENUE BY GEOGRAPY AND PRODUCTS

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker, as defined under the FASB’s ASC 280 guidance, is its Chief Executive Officer. The Company has one business activity and there are no segment managers who are held accountable for operations. Accordingly, the Company has a single reportable segment structure. All of the Company’s principal operations and decision-making functions are located in the United States. The Company’s chief operating decision maker viewed its operations, managed its business, and used one measurement of profitability for the one operating segment – which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table summarizes revenue by geographic region, based on the location of the customer, and by product category (in thousands):

	Year Ended December 31,
	2017	2016	2015
Revenue mix by geography:
United States	$94,581	$65,513	$48,916
Japan	17,264	14,727	11,504
Asia, excluding Japan	13,719	13,445	15,596
Europe	8,317	7,539	7,728
Rest of the world	17,612	16,832	11,017
Consolidated total	$151,493	$118,056	$94,761

Revenue mix by product category:
Products	$125,883	$92,721	$71,223
Hand Piece Refills	2,435	2,498	2,910
Skincare	4,342	3,809	2,889
Total product revenue	132,660	99,028	77,022
Service	18,833	19,028	17,739
Consolidated total	$151,493	$118,056	$94,761

NOTE 12—COMMITMENTS AND CONTINGENCIES

Facility Leases

As of December 31, 2017, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2018	$2,891
2019	2,871
2020	2,815
2021	2,515
2022	2,495
2023 and thereafter	214
Future minimum lease payments	$13,801

Gross rent expense recognized in the years ended December 31, 2017, 2016 and 2015 was $1.5 million, $1.6 million and $1.5 million, respectively.

Vehicle Leases

As of December 31, 2017, the Company was committed to future minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Year Ending December 31,	Amount
2018	$472
2019	381
2020	104
Future minimum lease payments	$957

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to a forecasted time-horizon as agreed between the parties. These forecasted time-horizons can vary among different suppliers. The Company’s open inventory purchase commitments with its suppliers were not significant at December 31, 2017.

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

Contingencies

The Company is named from time to time as a party to other legal proceeds product liability, commercial disputes, employee disputes, and contractual lawsuits in the normal course of business. A liability and related charge are recorded to earnings in the Company’s consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred. As of December 31, 2017 and 2016, the Company had accrued $91,000 and $138,000, respectively, related to various pending contractual and product liability lawsuits.  The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Certain of these lawsuits and claims are described in further detail below. It is not possible to predict what the outcome of these matters will be and the Company cannot guarantee that any resolution will be reached on commercially reasonable terms, if at all.

In January, 2018, the Company and Nicholas Brown were served with a complaint by Cynosure, Inc. (Plaintiff) alleging that Nicholas Brown working for the Company violates certain non-compete provisions of an agreement he was a party to while employed by Plaintiff. The Plaintiff alleges causes of action for breach of contract by Nicholas Brown and intentional interference with contractual relations by the Company.

Nicholas Brown was hired by the Company as a sales representative in the Boston area in November 2017. Prior to being hired, he worked for the Plaintiff in Boston, also as a sales representative. The Company believes the non-compete provisions of his agreement are unenforceable as a matter of Massachusetts law.

The Company has engaged counsel and intends to defend this matter vigorously. As of December 31, 2017, based on available information regarding this matter, the Company is unable to reasonably assess the ultimate outcome of this case or determine an estimate.

NOTE 13—RELATED PARTIES

In 2017 and 2016, the Company paid $196,000 and $182,100, respectively, to Mr. Dave Gollnick for product development, clinical sales and marketing support services. In addition, as of December 31, 2016, the Company granted Mr. Gollnick 6,500 RSUs with a grant-date fair value of $87,100, that vest over three years at the rate of 33.33% per year on each of the three anniversaries from the vesting commencement date of October 28, 2016, subject to him continuing to provide consulting and/ or board services to the Company. The Company’s Audit Committee approved the extension of Mr. Gollnick’s consulting agreement through December 31, 2018 at the rate of $200 per hour for a maximum of 40 hours per week.

The Company signed an agreement with a real estate firm, T3 Advisors, effective September 2017, to assist the Company in real estate related issues (including strategic planning and search for new facilities). One of T3 Advisors’ Senior Vice President "Mr. Austin Barrett" is related to Greg Barrett – a member of the Company’s board of directors. In 2017, the Company paid $38,000 to T3 Advisors for Real estate brokerage services.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2017	Sept. 30, 2017	June 30, 2017	March 31, 2017	Dec. 31, 2016	Sept. 30, 2016	June 30, 2016	March 31, 2016
Net revenue	$47,632	$38,173	$36,389	$29,299	$37,875	$30,281	$27,477	$22,423
Cost of revenue	20,299	15,963	15,343	13,778	15,962	12,538	11,472	9,949
Gross profit	27,333	22,210	21,046	15,521	21,913	17,743	16,005	12,474
Operating expenses:
Sales and marketing	15,362	13,148	12,787	10,773	11,561	10,574	10,712	8,716
Research and development	3,481	3,467	2,981	2,945	2,897	2,914	2,712	2,709
General and administrative	3,947	3,379	3,548	3,216	3,010	2,716	3,997	3,220
Lease termination income	-	(4,000)	-	-	-	-	-	-
Total operating expenses	22,790	15,994	19,316	16,934	17,468	16,204	17,421	14,645
Income (loss) from operations	4,543	6,216	1,730	(1,413)	4,445	1,539	(1,416)	(2,171)
Interest and other income, net	138	197	276	273	(204)	166	217	144
Income (loss) before income taxes	4,681	6,413	2,006	(1,140)	4,241	1,705	(1,199)	(2,027)
Income tax provision (benefit)	(18,199)	225	59	(118)	28	61	30	24
Net income (loss)	$22,880	$6,188	$1,947	$(1,022)	$4,213	$1,644	$(1,229)	$(2,051)

Net income (loss) per share—basic	$1.66	$0.44	$0.14	$(0.07)	$0.31	$0.12	$(0.09)	$(0.16)
Net income (loss) per share—diluted	$1.57	$0.42	$0.13	$(0.07)	$0.30	$0.12	$(0.09)	$(0.16)

Weighted average number of shares used in per share calculations:
Basic	13,744	13,973	13,935	13,840	13,591	13,163	13,131	13,010
Diluted	14,569	14,767	14,629	13,840	14,201	13,544	13,131	13,010

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Years Ended December 31, 2017, 2016 and 2015

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2017	$31,751	$617	$25,126	$7,242
Year ended December 31, 2016	$27,616	$6,755	$2,620	$31,751
Year ended December 31, 2015	$26,046	$3,327	$1,757	$27,616

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2017	$21	$14	$26	$9
Year ended December 31, 2016	$4	$21	$4	$21
Year ended December 31, 2015	$—	$4	$—	$4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management, including our principal executive officer and principal financial officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of our assessment under the framework in the Internal Control—Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by an independent registered public accounting firm, as stated in their report, which is included under “Item 8. Financial Statements and Supplementary Data” of this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial statements.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2017.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning our directors and corporate governance is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in our Proxy Statement. Information required by this item concerning our executive officers is incorporated by reference to the information set forth in the section entitled “Executive Officers of the Company” in our Proxy Statement. Information regarding our Section 16 reporting compliance and code of business conduct and ethics is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the sections titled “Executive Compensation” and “Compensation for Directors” in our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence is incorporated by reference to the information set forth in the sections titled “Certain Relationships and Related Transactions” and “Directors and Corporate Governance” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accountant fees and services is incorporated by reference to the information set forth in the section titled “Principal Accountant Fees and Services” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required by Item 15(a) are filed as Item 8 of this Annual Report.

(2)	The financial statement schedule required by Item 15(a) filed as Item 8 of this Annual Report.

(3)	Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)
3.2	Bylaws of the Registrant (filed as Exhibit 3.4 to our Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference)
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference)
10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to our registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)
10.2*	1998 Stock Plan (filed as Exhibit 10.2 to our registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)
10.3*	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to our Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference)
10.4

Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California (filed as Exhibit 10.6 to our registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)

10.5

Settlement Agreement between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006 (filed as Exhibit 99.1 to our Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference)

10.6

Non-Exclusive Patent License between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006 (filed as Exhibit 99.2 to our Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference)

10.7*	Form of Performance Unit Award Agreement (filed as Exhibit 10.11 to our Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference)
10.8*	Amended and Restated 2004 Equity Incentive Plan (filed as Appendix B to our definitive proxy statement on Form 14A filed on May 1, 2017 and incorporated herein by reference)
10.9

First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard (filed as Exhibit 10.19 to our Quarterly Report on Form 10-Q filed on November 1, 2010 and incorporated herein by reference)

10.10*

Change of Control and Severance Agreement between Kevin P. Connors and the Registrant (filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.11*

Change of Control and Severance Agreement between Ronald J. Santilli and the Registrant (filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.12*	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.22 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)
10.13*

Change of Control and Severance Agreement between James Reinstein and the Registrant (filed as Exhibit 10.23 to our Current Report on Form 8-K filed on January 11, 2017 and incorporated herein by reference)

10.14

Lease Termination Agreement dated July 6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.15

Second Amendment to Lease dated July 6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to our Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.16

Transition Agreement dated July 12, 2017 by and between the Company and Ronald J. Santilli (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.17*

Chief Financial Officer Consulting Agreement dated July 12, 2017 by and between the Company and Sandra A. Gardiner (filed as Exhibit 10.29 to our Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

21.1	Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm
24.1	Power of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan

ITEM 16.	SUMMARY OF 10K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 26th day of March, 2018.

CUTERA, INC.

By:	/s/ JAMES A. REINSTEIN
James A. Reinstein
President and Chief Executive Officer

Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James A. Reinstein, and Sandra A. Gardiner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/JAMES A. REINSTEIN James A. Reinstein	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2018

/s/ SANDRA A.GARDINER Sandra A. Gardiner	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer )	March 26, 2018

/s/ J. DANIEL PLANTS J. Daniel Plants	Chairman of the Board of Directors	March 26, 2018

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	March 26, 2018

/s/ GREGORY A. BARRETT Gregory A. Barrett	Director	March 26, 2018

/s/ DAVID A. GOLLNICK David A. Gollnick	Director	March 26, 2018

/s/ELISHA W. FINNEY Elisha W. Finney	Director	March 26, 2018

/s/ TIM O’SHEA Tim O’Shea	Director	March 26, 2018

/s/CLINT H. SEVERS Clint H. Severson	Director	March 26, 2018