Form 10-Q
period 2018-03-31
CUTERA INC
filed 2018-05-09
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2018, was 13,634,482

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

 (in thousands, except share and per share data)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$10,910	$14,184
Marketable investments	13,062	21,728
Accounts receivable, net	19,862	20,777
Inventories	30,979	28,782
Other current assets and prepaid expenses	2,601	2,903
Total current assets	77,414	88,374

Property and equipment, net	2,214	2,096
Deferred tax asset	21,792	19,055
Goodwill	1,339	1,339
Other long-term assets	5,367	374
Total assets	$108,126	$111,238

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,206	$7,002
Accrued liabilities	20,083	26,848
Deferred revenue	8,847	9,461
Total current liabilities	37,136	43,311

Deferred revenue, net of current portion	2,168	2,195
Income tax liability	384	379
Other long-term liabilities	583	460
Total liabilities	40,271	46,345

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Convertible preferred stock, $0.001 par value; authorized: 5,000,000 shares; none issued and outstanding	—	—
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,634,154 and 13,477,973 shares at March 31, 2018 and December 31, 2017, respectively	14	13
Additional paid-in capital	62,057	62,025
Retained earnings	5,888	2,947
Accumulated other comprehensive loss	(104)	(92)
Total stockholders’ equity	67,855	64,893

Total liabilities and stockholders’ equity	$108,126	$111,238

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net revenue:
Products	$29,264	$24,475
Service	4,861	4,824
Total net revenue	34,125	29,299
Cost of revenue:
Products	13,922	11,144
Service	2,869	2,634
Total cost of revenue	16,791	13,778
Gross profit	17,334	15,521

Operating expenses:
Sales and marketing	13,088	10,773
Research and development	3,556	2,945
General and administrative	5,439	3,216
Total operating expenses	22,083	16,934
Loss from operations	(4,749)	(1,413)
Interest and other income, net	98	273
Loss before income taxes	(4,651)	(1,140)
Benefit for income taxes	(2,619)	(118)
Net loss	$(2,032)	$(1,022)

Net loss per share:
Basic and Diluted	$(0.15)	$(0.07)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	13,587	13,840

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(2,032)	$(1,022)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(21)	3
Less: Reclassification adjustment for (gains) losses on investments recognized during the period	9	(4)
Net change in unrealized loss on available-for-sale investments	(12)	(1)
Tax loss (benefit)	—	—
Other comprehensive loss, net of tax	(12)	(1)
Comprehensive loss	$(2,044)	$(1,023)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,032)	$(1,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,688	1,395
Depreciation of tangible assets	254	248
Amortization of contract acquisition costs	373	—
Change in deferred tax asset	(2,737)	(17)
Other	25	(34)
Changes in assets and liabilities:
Accounts receivable	915	(1,305)
Inventories	(2,197)	(695)
Other current assets and prepaid expenses	1,753	(158)
Other long-term assets	(2,150)	(9)
Accounts payable	1,204	491
Accrued liabilities	(6,727)	(2,657)
Deferred revenue	(456)	(23)
Other long-term liabilities	40	1
Net cash used in operating activities	(10,047)	(3,785)

Cash flows from investing activities:
Acquisition of property, equipment and software	(104)	(69)
Disposal of property and equipment	—	25
Proceeds from sales of marketable investments	13,044	5,255
Proceeds from maturities of marketable investments	—	14,035
Purchase of marketable investments	(4,390)	(15,972)
Net cash provided by investing activities	8,550	3,274

Cash flows from financing activities:
Repurchase of common stock	—	(2,700)
Proceeds from exercise of stock options and employee stock purchase plan	633	1,751
Taxes paid related to net share settlement of equity awards	(2,288)	(784)
Payments on capital lease obligations	(122)	(88)
Net cash used in financing activities	(1,777)	(1,821)

Net decrease in cash and cash equivalents	(3,274)	(2,332)
Cash and cash equivalents at beginning of period	14,184	13,775
Cash and cash equivalents at end of period	$10,910	$11,443

Supplemental disclosure of non-cash items:
Repurchase of common stock acquired but not settled	—	$207
Assets acquired under capital lease	$284	$80

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key system platforms: excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt and xeo. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of (i) systems, system upgrades and hand pieces (classified as “Systems” revenue); (ii) hand piece refills applicable to Titan and truSculpt 3D, as well as single use disposable tips applicable to Juliet, Secret RF (classified as “Consumables”); and (iii) the distribution of third party manufactured skincare products (classified as "Skincare” revenue); and collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan and truSculpt 3D) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2018, its results of operations for the three months period ended March 31, 2018, and 2017, comprehensive loss for the three months period ended March 31, 2018 and 2017, and cash flows for the three months ended March 31, 2018, and 2017. The December 31, 2017 Condensed Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the accompanying notes, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates.

On an ongoing basis, the Company evaluates their estimates, including those related to warranty obligation, sales commission, accounts receivable and sales allowances, valuation of inventories, fair values of goodwill, useful lives of property and equipment, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, fair value of investments, the standalone selling price of the Company's products and services, the customer life and period of benefit used to capitalize and amortize contracts acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of world financial markets, management of international activities, competition from substitute products and larger companies, ability to obtain regulatory approval, government regulations, patent and other litigations, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing Food and Drug Administration (the "FDA") Quality System Regulation, the FDA may withdraw its market clearance or take other action. The Company's manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA's Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede the Company's ability to meet demand.

Comparability

The Company adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The consolidated balance sheet as of December 31, 2017 and results of operations for the three months ended March 31, 2017 were prepared using accounting standards that were different than those in effect for the three months ended March 31, 2018. As a result the consolidated balance sheets as of March 31, 2018 and December 31, 2017 are not directly comparable, nor are the results of operations for the three months ended March 31, 2018 and March 31, 2017.

Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for public companies effective for annual and interim reporting periods beginning after December 15, 2016. The Company adopted the new revenue standard in the first quarter of fiscal year 2018 using the modified retrospective method. The Company recognized the cumulative effect of applying the new revenue standard as an adjustment to retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented.

See Note 2 – Revenue Recognition, for additional accounting policy and transition disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), which intends to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. This guidance is effective for the Company in the first quarter of 2018. The Company adopted the standard in the first quarter of fiscal year 2018. The adoption did not have any material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 320), which amended the guidance on the classification and presentation of restricted cash in the statement of cash flow. The amendment requires entities to include restricted cash and restricted cash equivalents in its cash and cash equivalents in the statement of cash flow. The amendment is effective for the Company in the first quarter of 2018 and is required to be adopted retrospectively. The Company adopted the standard in the first quarter of fiscal year 2018. The adoption did not have any material impact on the Company’s consolidated financial statements.

 Other Accounting Pronouncements

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

Note 2. Revenue recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers, on January 1, 2018, applying the modified retrospective method to all contract agreements that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. A cumulative catch up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under Topic 606.

Upon adoption of the Topic 606, the Company recorded an increase to retained earnings of $5.0 million for contracts still in force as of January 1, 2018 for the following items in the first quarter of 2018:

●

$237,000 reduction in deferred revenue balances for the differences in the amount of revenue recognition for the Company’s revenue streams as a result of allocation of revenue based on standalone selling prices to the Company’s various performance obligations.

●

$151,000 increase in deferred revenue balances, related to the accretion of financing costs for multi-year post-warranty service contracts for customers who pay more than one year in advance of receiving the service. The Company estimated interest expense for such advance payments under the new revenue standard.

●	$210,000 for variable consideration on sale transactions.
●

$4.7 million for the capitalization of the incremental contract acquisition costs, such as sales commissions paid in connection with system sales. These contract acquisition costs were capitalized and amortized over the period of anticipated support renewals. Under the prior guidance, the Company expensed such costs when incurred.

The Company’s revenue consists of product and service revenue resulting from the sale of systems, training on the systems, extended service contracts, consumables and other accessories. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services.

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: The System and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts and marketing services. For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than service and training, the Company generally satisfies all of the performance obligations at a point in time. System, system accessories (hand pieces), training, and service are also sold on a stand-alone basis, and related performance obligations are satisfied over time as the services are performed.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of March 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Other long-term assets	5,367	4,862	505
Accrued Liabilities	20,083	(111)	20,194
Deferred revenue	11,015	(194)	10,821
Retained earnings	5,888	5,167	721

The following table summarizes the effects of adopting Topic 606 on Company’s condensed consolidated income statement for the three months ended March 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands, except per share amounts)
Products revenue	$29,264	$10	$29,254
Service revenue	4,861	64	4,797
Sales and marketing	13,088	(185)	13,273
Interest and other income, net*	98	(65)	163

* Included in interest and other income, net is the estimated interest expense for advance payment related to contract services under the new revenue standard going forward. Adoption of the standard had no impact to total net cash from or used in operating, investing, or financing activities within the Condensed Consolidated Statements of Cash Flows.

As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to recast revenue for contracts that begin and end in the same fiscal year; and (iv) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Note 3. Cash, Cash Equivalents and Marketable Investments

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

March 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$10,579	$—	$—	$10,579
Money market funds	331	—	—	331
Total cash and cash equivalents	10,910	—	—	10,910

Marketable investments:
U.S. government notes	7,110	—	(14)	7,096
Municipal securities	201	—	(1)	200
Corporate debt securities	5,795	1	(30)	5,766
Total marketable investments	13,106	1	(45)	13,062

Total cash, cash equivalents and marketable investments	$24,016	$1	$(45)	$23,972

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$14,058	$—	$—	$14,058
Money market funds	126	—	—	126
Total cash and cash equivalents	14,184	—	—	14,184

Marketable investments:
U.S. government notes	11,885	—	(15)	11,870
Municipal securities	201	—	(1)	200
Commercial paper	1,836	—	(3)	1,833
Corporate debt securities	7,838	2	(15)	7,825
Total marketable investments	21,760	2	(34)	21,728

Total cash, cash equivalents and marketable investments	$35,944	$2	$(34)	$35,912

As of March 31, 2018 and December 31, 2017, the net unrealized losses were $45,000 and $34,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2018 (in thousands):

Amount
Due in less than one year	$11,867
Due in 1 to 3 years	1,195
Total marketable investments	$13,062

Note 4. Fair Value of Financial Instruments

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

As of March 31, 2018, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$331	$—	$—	$331
Marketable investments:
Available-for-sale securities	—	13,062	—	13,062
Total assets at fair value	$331	$13,062	$—	$13,393

As of December 31, 2017, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2017	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$126	$—	$—	$126
Commercial paper	—	—	—	—
Marketable investments:
Available-for-sale securities	—	21,728	—	21,728
Total assets at fair value	$126	$21,728	$—	$21,854

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2018 is less than 7 months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended March 31, 2018 and December 31, 2017 respectively.

Note 5. Balance Sheet Details

Inventories

As of March 31, 2018 and December 31, 2017, inventories consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$18,735	$19,160
Work in process	2,813	2,744
Finished goods	9,431	6,878
Total	$30,979	$28,782

Accrued Liabilities

As of March 31, 2018 and December 31, 2017, accrued liabilities consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Accrued payroll and related expenses	$9,003	$12,567
Sales and marketing accruals	2,136	3,710
Warranty liability	3,373	3,508
Sales tax	1,718	2,920
Other	3,853	4,143
Total	$20,083	$26,848

Note 6. Warranty and Service Contracts

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, and Switzerland, as well as through third-party service providers in Spain and the United Kingdom. In several other countries, where it does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning Balance	$3,508	$2,461
Add: Accruals for warranties issued during the period	2,264	2,135
Less: Settlements made during the period	(2,399)	(1,861)
Ending Balance	$3,373	$2,735

Note 7. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 14% of the Company’s total revenue for the three months ended March 31, 2018.

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: The system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts and marketing services.

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended contract services and training, the Company satisfies all of the performance obligations at a point in time. System, system accessories (hand pieces), training, and services are also sold on a stand-alone basis, and related performance obligations are satisfied over time as the services are performed. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, on a relative basis using its standalone selling price. The stated contract value is the transaction price to be allocated to the separate performance obligations.

Nature of Products and Services

Systems

System revenue represents the sale of a system or an upgrade of an existing system. A system consists of a console that incorporates a universal graphic user interface, a laser and or other energy based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

The Company considers system and software license as one performance obligation. The system and the software are highly interrelated and interdependent. Both are necessary for the system to work as designed. The customer cannot benefit from the system without the license to the embedded software. The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides us with a source of additional Systems revenue.

The Company considers set-up or installation an immaterial promise as set-up or installation for systems other than enlighten system takes only a short time. The related costs to complete set-up or installation are immaterial to the Company. The enlighten system includes the related software license as one performance obligation and the calibration or installation service as a separate performance obligation since a third party could perform this service.

For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company recognizes revenue on cash basis for system sales to other international direct end-customer sales that have not been credit approved, and after satisfying all remaining obligations on the agreement. For systems sold through credit approved distributors, revenue is recognized at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The Company provides a standard one-year warranty coverage for all systems sold to end-customers,  to cover parts and service, and offer extended service plans that vary by the type of product and the level of service desired.

The Company typically receives payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms because of the volume of purchases by these distributors.

Skincare products

The Company sells third-party manufactured skincare products in Japan. The Company purchases and inventories these third-party skincare products from the manufacturers and sells them to licensed physicians. The Company acts as the principal in this arrangement as it determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. The Company warrants that the cosmeceuticals will be free of significant defects in workmanship and materials for 90 days from shipment. Skincare products are typically sold in a separate contract as the only performance obligations. The Company recognizes revenue for skincare products at a point in time, generally upon shipment or delivery.

Consumables (Other accessories)

The Company treats its customer’s purchase of replacement Titan and truSculpt 3D hand pieces as “consumable” revenue, which provides the Company with a source of recurring revenue from existing customers. The Company’s recently launched Juliet and Secret RF products have single use disposable tips which need to be replaced after every treatment. Sale of these consumable tips further enhance the Company’s recurring revenue stream. Hand piece refills of the Company’s legacy truSculpt product are included in the standard warranty and service contract offerings for this product.

Extended contract services

The Company offers post-warranty services to its customers through extended service contracts that cover preventive maintenance and or replacement parts and labor, or by direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base. Service revenue is recognized over time as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.  For the Company's performance obligations recognized over time, revenue is generally recognized using a time-based measure of progress reflecting generally consistent efforts to satisfy those performance obligations throughout the arrangement term.

Training

Sales of system to customers include training on the system to be provided within 90 days of purchase. The Company considers training as a separate performance obligation as customers can benefit from readily available resources due to the fact that the customer already has the system. If training occurred before the system was delivered, the customer would not have readily available resources and could not benefit from the training. Training is also sold separately from the system. This occurs when customers hire new employees and want the Company to train them on a system the customer already owns. The training is useful in providing an enhanced approach to using the System, so the training also has benefit. The Company recognizes revenue for training over time as the training is provided. As training is not required for customers to use the systems, the Company concludes that it has no effect on the Company’s evaluation of when the risks and rewards of ownership transfer to customers.

Customer Marketing Support

In North America, the Company offers marketing and consulting phone support to its customers who purchase its truSculpt 3D system. This includes a unique marketing program and a customizable practice support kit to help customers inform, inspire and engage their current and prospective patients. This is a personalized program designed to help customers jump-start their practice with truSculpt 3D. It includes a business model and marketing training performed remotely with ongoing phone consultations for six months from date of purchase.

The Company considers this a separate performance obligation, and allocates and recognizes revenue over the six-month term of support. The Company determines the standalone selling price based on cost plus a margin.

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under the previous revenue recognition guidance, Topic 605. Due to the nature of certain contracts, the actual revenue recognition treatment required under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms and may vary in some instances.

The Company’s contract agreement with customers for system purchases includes the delivery of the system and a nonexclusive, nontransferable license to use such software and/or firmware in connection with customer’s use of the product. The tangible product, including the embedded software, are delivered to the customer at the time of sale. In some circumstances, in conjunction with the purchase of a system or upgrade, customers purchase service contracts for one or more years to cover their products. For these transactions, the following multiple-element arrangement exists: a tangible product delivered to the customer at the inception of the revenue arrangement; and a service contract for delivery of services to the customer over a contractually stated period of time defined in the service contract.

Determining whether licenses and services are distinct performance obligations that should be accounted for separately, or not distinct and thus accounted for together, requires significant judgment. The system and the software are highly interrelated and interdependent. Both are necessary for the system to work as designed. The customer cannot benefit from one without the other. The Company has concluded that systems and the related software license are one performance obligation. The enlighten system includes the related software license as one performance obligation and the calibration/installation service as a separate performance obligation. The calibration/installation is a separate performance obligation for the enlighten system because a knowledgeable third-party could perform this service.

The Company has however concluded that set-up or installation for all other systems (excluding the enlighten system) is perfunctory as the set-up or installation for systems other than enlighten take only a short time, the related costs to complete set-up or installation are immaterial.

Sales of Products to customers include training on the products to be provided within 90 days of purchase. Training is considered a separate performance obligation.

Extended warranty, if included in the agreement, requires the Company to provide extended warranty services for one, two or three years. The Company considers extended warranty as a separate performance obligation.

Skincare products are typically sold in a separate contract as the only performance obligations.

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. The Company rarely licenses or sells products on a standalone basis, so the Company estimates SSPs for each performance obligation as follows:

enlighten system: SSP is estimated from observable inputs, if available, and if not available, the Company estimates the SSP using cost plus margin.

All other systems: For systems other than truSculpt 3D with marketing program, and other marketing support, SSP is estimated from observable inputs, if available, and if not available, the Company estimates the SSP using cost plus margin. The Company estimates SSP for truSculpt 3D with marketing support using cost plus margin approach; for truSculpt 3D without marketing support, the Company estimates SSP from observable inputs, if available, and if not available, SSP is estimated using cost plus margin.

Training: SSP is estimated from observable inputs when sold on a standalone basis.

Extended warranty: SSP is estimated from observable inputs when sold on a standalone basis (by customer type).

Marketing program (excluding third-party marketing support, which is not considered a performance obligation.): SSP is estimated based on cost plus a margin.

Skincare products: Skincare products are the only performance obligation in the contracts. All product is delivered at the same time, therefore the Company does not have to allocate the transaction price for skincare products.

The Company allocates transaction price and discount to each performance obligation (i.e., system, extended warranty, training) based on the relative SSP of the performance obligation in the contract.

The Company recognizes revenue for all products (systems, accessories, etc.) at a point in time. The software license embedded in the system is a functional license giving the customer the right to use the software as it exists at the time of shipment. Therefore, revenue related to the software license is recognized at a point in time – upon shipment, and the software license does not change the timing of revenue recognition for the system. The Company concluded that it should recognize revenue for extended warranty over the service period on a straight-line basis. The Company also concluded that it should recognize the revenue for the marketing support (excluding third-party marketing) over the committed period for the service. The Company plans to use the invoice practical expedient for services provided on a time and materials basis (i.e., recognize the revenue for services as the time and materials are incurred and invoiced to the customer).

The Company will combine two or more contracts entered into at or near the same time with the same customer (or related parties of the customer) and account for the contracts as a single contract. If a group of agreements are so closely related that they are, in effect, part of a single arrangement, such agreements are deemed to be one arrangement for revenue recognition purposes. The Company exercises significant judgment to evaluate the relevant facts and circumstances in determining whether the separate agreements should be accounted for separately or as, in substance, a single arrangement. The Company’s judgments about whether a group of contracts comprise a single arrangement can affect the allocation of consideration to the distinct performance obligations, which could have an effect on results of operations for the periods involved.

The Company is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received is variable based on the specific terms of the contract or based on the Company’s expectations of the term of the contract. Generally, the Company has not experienced significant returns or refunds to customers. These estimates require significant judgment and the change in these estimates could have an effect on its results of operations during the periods involved.

Contract balance

The Company’s service contracts include an upfront payment for the one, two or three-year contract terms. The timing of receipt of payment and timing of performance of the services create timing differences that result in contract liabilities (deferred revenue) on the Company’s condensed consolidated balance sheet. The advance payments under these contracts are recorded in deferred revenue (contract liability), and the Company recognizes the revenue on a straight-line basis over the period of the applicable contract. Contracted but unsatisfied performance obligations were approximately $11.0 million as of March 31, 2018, of which the Company expects to recognize approximately 80% of the revenue over the next 12 months and the remainder thereafter.

Deferred Sales Commissions

The Company records a contract asset for the incremental costs of obtaining a contract with a customer, including direct sales commissions that are earned upon execution of the contract for its post-warranty service contracts that are capitalized and amortized over the estimated customer relationship period.

The Company uses the portfolio method to capitalize and recognize the amortization expense related to these capitalized costs related to initial contracts and renewals and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for the Company’s product and service arrangements. The Company determined that it would apply the one-year practical expedient to sales commissions on systems sales and training because the revenue for these items would be recognized at a point in time (systems) or shortly after the sale is completed (training).

Incremental costs related to initial contracts and renewals are amortized over the same period because the commissions paid on both the initial contract and renewals are commensurate with one another. Total capitalized costs as of March 31, 2018 were $4.9 million and are included in other assets in the Company’s condensed consolidated balance sheet. Amortization of these assets was $0.4 million during the three months ended March 31, 2018 and is included in sales and marketing expense in the Company’s condensed consolidated income statement.

Note 8. Deferred Service Contract Revenue

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

The following table provides changes in the deferred service contract revenue balance for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning Balance	$10,719	$9,431
Add: Payments received	2,995	3,391
Less: Revenue recognized	(3,347)	(3,267)
Ending Balance	$10,367	$9,555

Costs for extended service contracts were $1.9 million for the three months ended March 31, 2018 and 2017, respectively.

*The Company recognized $0.8 million related to training, marketing assistance and installation for the enlighten system related to revenue deferred in 2017 and recognized during the first quarter of 2018.

Note 9. Stockholders’ Equity and Stock-based Compensation Expense

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

Activity under the Company’s 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2017	1,494,866	839,919	$16.46
Options granted	(14,500)	14,500	53.90
Stock awards granted(1)	(310,275)	—	—
Options exercised	—	(66,167)	9.57
Options canceled	32,438	(32,438)	15.87
Stock awards canceled(1)	43,990	—	—
Balance, March 31, 2018	1,246,519	755,814	$17.81

(1)

The Company has a “fungible share” provision in its 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively.

Under the 2004 Equity Incentive Plan, as amended, the Company issued 156,181 shares of common stock during the three months ended March 31, 2018, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of March 31, 2018, there was approximately $15.7 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.51 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

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

Non-Employee Stock-Based Compensation

The Company granted 1,640 RSUs and 1,640 PSUs to one non-employee during the quarter ended March 31, 2018, and 7,745 stock options and 2,478 RSUs during the year ended December 31, 2017. The 7,745 stock options vests over 4 years at 25% on the first anniversary of the grant date and 1/48th each month thereafter.

The 4,118 RSUs vests over 4 years at 25% each anniversary of the grant date, whiles the 1,640 PSUs vesting is subject to the recipient's continued service and achievement of pre-established goals. These RSUs/PSUs and stock options were granted in exchange for consulting services to be rendered and are measured and recognized as they are earned. The Company revalues stock options granted to non-employees at each reporting date as the underlying equity instruments vest.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$154	$129
Sales and marketing
Employee	452	420
Non-employee	37	-
Research and development	191	237
General and administrative	854	609
Total stock-based compensation expense	$1,688	$1,395

Note 10. Net Loss Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, restricted stock units, performance stock units and employee stock purchase plan contributions), which is calculated based on the average share price for each fiscal period using the treasury stock method. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three months ended March 31, 2018	Three months ended March 31, 2017
Numerator:
Net loss	$(2,032)	$(1,022)
Denominator:
Weighted-average shares outstanding in basic calculation	13,587	13,840
Add: dilutive effect of potential common shares	—	—
Weighted-average shares used in computing diluted net income per share	13,587	13,840
Net loss per share:
Net loss per share, basic and diluted	$(0.15)	$(0.07)

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

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	807	1,088
Restricted stock units	396	384
Performance stock units	23	164
Employee stock purchase plan shares	34	49
Total	1,260	1,685

Note 11. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. The income tax benefit for the three months ended March 31, 2018 reflects a projected income tax expense for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. This tax benefit is increased by excess tax benefit generated by stock deductions exercised or vested in the three months ended March 31, 2018. For the three months ended March 31, 2018, the Company's income tax benefit was $2,619,000, compared to a tax benefit of $118,000 for the same period in 2017. The income tax benefit for the three months ended March 31, 2018 includes a tax benefit for excess tax deductions of approximately $1,460,000, recorded discretely in the reporting period.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of December 31, 2017, the Company released its valuation allowance against U.S. Federal and all other domestic state net deferred tax assets except for California and Massachusetts. The Company maintained this valuation allowance position through March 31, 2018. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered available positive and negative evidence giving greater weight to its recent cumulative profits and lesser weight to its projected financial results due to the subjectivity involved in forecasting future periods. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences, the implementation of feasible and prudent tax planning strategies and the impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

Note 12.  Segment reporting

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its CEO, and makes decision on allocating resources and in assessing performance. The CODM reviews the Company's consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product.  All of the Company’s principal operations and decision-making functions are located in the United States. The Company’s chief operating decision maker viewed its operations, managed its business, and used  one  measurement of profitability for the one  operating segment - which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table presents a summary of revenue by geography for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Revenue mix by geography:	2018	2017
United States	$21,136	$16,544
Japan	3,555	3,880
Asia, excluding Japan	2,843	3,184
Europe	2,570	2,225
Rest of the world	4,021	3,466
Total consolidaed revenue	$34,125	$29,299

Revenue mix by product category:
Products	$27,239	$22,992
Consumables (Hand Piece Refills)	769	499
Skincare	1,256	984
Total product revenue	$29,264	$24,475
Service	4,861	4,824
Total consolidated revenue	$34,125	$29,299

Note 13. Commitments and Contingencies

Operating Leases

The Company leases space for operations in United States, Japan and France. Future minimum lease commitments under the Company’s facility operating leases as of March 31, 2018 were as follows (in thousands):

Year Ending March 31,	Amount
2018	$2,266
2019	3,002
2020	2,937
2021	2,529
2022	2,495
2023 and beyond	213
Total future minimum lease payments	$13,442

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

As of March 31, 2018 and December 31, 2017, the Company had accrued $40,000 and $91,000 respectively, related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of our financial condition and results of operations in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with our audited financial statements and notes thereto for the year ended December 31, 2017, included in our annual report on Form 10-K filed on March 26, 2018 with the U.S. Securities and Exchange Commission (SEC).

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The statements are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

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

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides our analysis and outlook for the significant line items on our Condensed Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of our liquidity and cash flows, as well as a discussion of our commitments that existed as of March 31, 2018.

Executive Summary

Company Description

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. In addition to internal development of products, we distribute third party sourced products under our own brand names. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and rejuvenation, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and vaginal health. Our platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and distribution of third-party manufactured skincare products.

Our ongoing research and development activities are primarily focused on improving and enhancing our portfolio of products. We are exploring ways to expand our product offerings through the launch of new products. We introduced Juliet, a product for women’s health, in December 2017, and Secret RF, a fractional RF microneedling device for skin rejuvenation, in January 2018. Enlighten SR also began sales in the first quarter of 2018.

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

Products and Services

Our revenue is derived from the sale of Products and Services. Product revenue is derived from the sale and upgrade of systems (classified as “Systems” revenue), sale of replacement hand pieces, as well as single use disposable tips applicable to Juliet, Secret RF (classified as “Consumables”), and the sale of skincare products (classified as “Skincare” revenue). System revenue represents the sale of a system or an upgrade of a system. A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy based module, control system software and high voltage electronics; as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with our Pearl and Pearl Fractional applications instead of within the console.

The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides us with a source of additional Systems revenue.

Skincare revenue relates to the distribution of ZO’s skincare products in Japan.

Our primary system platforms include: excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt and xeo.

Service revenue relates to amortization of prepaid service contracts, training, enlighten installation, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products.

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

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our industry is highly competitive and our future performance depends on our ability to compete successfully. Additionally, our future performance is dependent upon our ability to continue to expand our product offerings with innovative technologies, obtain regulatory clearances for our products, protect the proprietary technology of our products and our manufacturing processes, manufacture our products cost-effectively, and successfully market and distribute our products in a profitable manner. If we fail to execute on the aforementioned initiatives, our business would be adversely affected. A detailed discussion of these and other factors that could impact our future performance are provided in Part I, Item 1A “Risk Factors” and elsewhere in this Form 10-Q, (1) our 2017 Form 10-K, (2) our reports and registration statements filed and furnished from time to time with the SEC, and (3) other announcements we make from time to time.

Critical accounting policies, significant judgments and use of estimates

The Company's management discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. Our significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to our audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 26, 2018 with the Securities Exchange Commission, or the SEC. With the exception of the change in revenue recognition as a result of the adoption of ASC 606, (see Notes 2 and 7) there have been no new or material changes to the critical accounting policies and estimates discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance to the Company.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2018	2017

Net revenue	100%	100%
Cost of revenue	49%	47%
Gross margin	51%	53%

Operating expenses:
Sales and marketing	38%	37%
Research and development	10%	10%
General and administrative	16%	11%
Total operating expenses	64%	58%

Loss from operations	(14)%	(5)%
Interest and other income, net	—%	1%
Loss before income taxes	(14)%	(4)%

Benefit for income taxes	(8)%	—%
Net loss	(6)%	(4)%

Revenue

The Company primarily generate revenue from the sale of systems, training on the systems, extended service contracts, consumables and other accessories. The timing of our revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 2 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and notes 2 and 7 to the condensed consolidated financial statements.

As of March 31, 2018, approximately 14% of the Company’s revenue is recognized over time, and the remainder of the revenue is recognized upon completion of delivery. Revenue recognized over time includes revenue from the Company’s extended contract services, training, and Installation of the Enlighten systems. Revenue recognized upon delivery is primarily generated by the sales of system products, consumables and skincare.

During the first quarter of fiscal 2018, we recognized revenue based on the ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three months ended March 31, 2017 was recognized based on Topic 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on our revenue, see Notes 2 and 7 in the notes to condensed consolidated financial statements.

 Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
Revenue mix by geography:
United States	$21,136	28%	$16,544
International	12,989	2%	12,755
Consolidated total revenue	$34,125	16%	$29,299

United States as a percentage of total revenue	62%		56%
International as a percentage of total revenue	38%		44%

Revenue mix by product category:
Systems – North America	$18,944	31%	$14,460
Systems – Rest of World	8,295	(3)%	8,532
Total Systems	27,239	18%	22,992
Consumables	769	54%	499
Skincare	1,256	28%	984
Total Products	29,264	20%	24,475
Service	4,861	1%	4,824
Total Net Revenue	$34,125	16%	$29,299

Total Net Revenue:

The Company’s revenue increased by 16% in the three month period ended March 31, 2018, compared to the same period in 2017, due primarily to increased system revenues.

Revenue by Geography:

The Company’s U.S. revenue increased by $4.6 million, or 28%, in the three months ended March 31, 2018, compared to the same period in 2017. This increase was due primarily to new products introduced into the market in January 2018.

The Company’s international revenue was relatively flat, increasing by $234,000, or 2%, in the three months ended March 31, 2018, compared to the same period in 2017. The increase was due to growth in the Company’s business in Europe and the Middle East, partially offset by decline in sales in Asia including Japan.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $4.5 million, or 31%, in the three months ended March 31, 2018, compared to the same period in 2017 due to strong sales in Canada and the new products launched during the first quarter of 2018. The rest of the world systems revenue decreased by $237,000 or 3%. The decrease in rest of world revenue was primarily a result of a decline in revenue from the Company’s direct business in Asia, including Japan, partially offset by increases in our direct business in Australia, as well as increases in our distributor business in the Middle East, and Europe.

Consumables Revenue

Consumables revenue increased by $270,000, or 54%, in the three months ended March 31, 2018, compared to the same period in 2017. The increase in consumables was due to the introduction of Secret RF and Juliet during January 2018, all of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased by $272,000, or 28%, in the three months ended March 31, 2018, compared to the same period in 2017. This increase was due primarily to increased marketing and promotional activities for this distributed product.

Service Revenue

The Company’s Service revenue increased by $37,000, or 1%, in the three months ended March 31, 2018, compared to the same period in 2017. This increase was due primarily to increased sales of system parts to the Company's network of international distributors.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
Gross profit	$17,334	12%	$15,521
As a percentage of total net revenue	51%		53%

 The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.

The gross profit as a percentage of total revenues was 51% in 2018, compared to 53% in 2017, due primarily to increased material, manufacturing and warranty costs, as well as higher Service personnel costs due to an investments in additional headcount to fuel future growth.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
Sales and marketing	$13,088	21%	$10,773
As a percentage of total net revenue	38%		37%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, and advertising. Sales and marketing expenses increased by $2.3 million, and represented 38% of total net revenue in the three months ended March 31, 2018, compared to 37% in the same period in 2017. The $2.3 million increase was due primarily to:

●	$1.8 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;

●	$0.4 million of higher promotional and product demonstration expenses, primarily in North America; and
●	$0.1 million of consulting costs and travel related expenses in North America associated with the increased activity and headcount.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
Research and development	$3,556	21%	$2,945
As a percentage of total net revenue	10%		10%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $611,000, and represented 10% of total net revenue, in the three months ended March 31, 2018, compared to 10% for the same period in 2017. This increase in expense was due primarily to increased material and regulatory expenses, as well as personnel and consulting related expenses.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
General and administrative	$5,439	69%	$3,216
As a percentage of total net revenue	16%		11%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, higher audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $2.2 million and represented 16% of total net revenue in the three months ended March 31, 2018, compared to 11% in the same period in 2017. This increase is primarily attributable to higher audit and tax fees related to the adoption of ASC 606, as well as increased personnel costs related to increased headcount.

Interest and Other Income, Net

Interest and other income, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
Interest and other income, net	$98	(64%)	$273

Interest and other income, net, decreased $175,000 in the three months ended March 31, 2018, compared to the same period in 2017. This decrease was due primarily to increase in net foreign exchange losses, interest expense on multi-year contracts with customers related to the adoption of ASC 606 as well as a decrease in interest income from our marketable investments.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2018	% Change	2017
Loss before income taxes	$(4,651)	308%	$(1,140)
Benefit for income taxes	(2,619)	2119%	(118)

For the three months ended March 31, 2018, our income tax benefit was $2,619,000, compared to a tax benefit of $118,000 in the same period in 2017.  In the three months ended March 31, 2018, we calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full year to ordinary income or loss for the reporting period. Our income tax benefit for the three months ended March 31, 2018 reflects a projected income tax expense for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. The income tax benefit includes excess tax benefits generated by stock deductions exercised or vested in the three months ended March 31, 2018.

For our income tax provision in the three months ended March 31, 2017, the tax benefit was primarily related to projected U.S. alternative minimum taxes and income taxes from non-U.S. operations. The income tax benefit resulted from applying the annual effective tax rate by the year-to-date ordinary loss. The projected income tax reflected utilization of net operating loss carryforwards. However, the tax effect of such utilization was offset by a change in valuation allowance for the three months ended March 31, 2017.

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

At March 31, 2018 and December 31, 2017, we had 40.3 million and $45.1 million of working capital, and our cash and cash equivalents and marketable investments totaled $23.9 and $35.9 million as of March 31, 2018 and December 31, 2017 respectively. Our combined cash and cash equivalents and marketable investments balance decreased by $11.9 million in the quarter end March 31, 2018 principally due to the settlement of Accrued liabilities, increased inventory purchases related to the increasing demand of our products, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion. The following table summarizes our cash and cash equivalents and marketable investments:

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2018	December 31, 2017	Change
Cash and cash equivalents	$10,910	$14,184	$(3,274)
Marketable investments	13,062	21,728	(8,666)
Total	$23,972	$35,912	$(11,940)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$(10,047)	$(3,785)
Investing activities	8,550	3,274
Financing activities	(1,777)	(1,821)
Net decrease in cash and cash equivalents	$(3,274)	$(2,332)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2018 was $10.0 million, which was due primarily to:

●

$2.4 million used due to the net loss of $2.0 million increased by non-cash related items of $(0.4) million consisting primarily of income tax benefit of $2.7 million, stock-based compensation expense of $1.7 million, depreciation expense of $254,000 and amortization expense related to capitalized commission costs of $372,000;

●	$1.2 million generated from an increase in accounts payable; partially offset by
●	$6.7 million used to pay down the high year-end accrued liabilities balance;
●	$0.9 million provided by accounts receivables;
●	$2.2 million used to increase inventories.
●	$0.4 million used to increase prepaid expenses and other assets ( includes capitalized commission costs of $4.7 million less other increase in prepaid and other expenses); and
●	$0.4 million related to decrease in deferred revenue

Cash Flows from Investing Activities

The Company generated net cash of $8.6 million in our investing activities in the three months ended March 31, 2018, which was attributable primarily to:

●     $13.0 million in net proceeds from the sales of marketable investments; partially offset by

●     $4.4 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $1.8 million in the three months ended March 31, 2018, which was primarily due to:

●	$2.3 million of cash used for taxes paid related to net share settlement of equity awards;
●	payments for capital lease obligations of $122,000; partially offset by
●	proceeds of $633,000 from the issuance of common stock due to employees exercising their stock options.

Adequacy of Cash Resources to Meet Future Needs

We had cash, cash equivalents, and marketable investments of $24.0 million as of March 31, 2018. For the first three months of 2018, we financed our operations through the sales of marketable investments and cash from the sale of stock due to employees exercising their stock options. We believe that our existing cash resources are sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next several years.

Commitments and Contingencies

During the three months ended March 31, 2018, there were no material changes to our commitments and contingencies described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

Interest Rate Fluctuations

The Company holds cash equivalents as well as short-term and long-term fixed income securities. The Company’s investment portfolio includes fixed and floating rate securities. Changes in interest rates could impact our anticipated interest income. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of our investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, high grade corporate bonds, commercial paper, CDs and money markets, and, by policy, restrict our exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months. Based on discounted cash flow modeling with respect to our total investment portfolio as of March 31, 2018, assuming a hypothetical increase in interest rates of one percentage point, the fair value of our total investment portfolio would potentially decline by approximately $66,000.

Inflation

The Company does not believe that inflation has had a material effect on our business, financial condition, or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.

Foreign Exchange Fluctuations:

The Company generates revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds and Swiss Francs. Additionally, a portion of our operating expenses and assets and liabilities are denominated in each of these currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect our results of operations upon translation of The Company’s revenue denominated in these currencies, as well as the remeasurement of our international subsidiaries’ financial statements into U.S. dollars

The Company has historically not engaged in hedging activities relating to our foreign currency denominated transactions, given we have a natural hedge resulting from our foreign cash receipts being utilized to fund our respective local currency expenses

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2018 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our “disclosure controls and procedures.” Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,” defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at March 31, 2018.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three-month period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. As set forth above, our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that our disclosure controls and procedures were effective to provide reasonable assurance that the objectives of our disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, The Company may be involved in legal and administrative proceedings and claims of various types. For a description of The Company’s material pending legal and regulatory proceedings and settlements refer to Note 12 to the Company’s consolidated financial statements entitled “Litigation and Related Matters,” in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

ITEM 1A.	RISK FACTORS

The Company’s business faces many risks. Any of the risks referenced in this Form 10-Q or the Company’s other SEC filings could have a material impact on our business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations.

There have been no material changes in the risk factors set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For detailed discussion of risk factors that should be understood by any investor contemplating investment in our stock, please refer to “Part I. Item 1A. Risk Factors” in our 2017 Form 10-K and elsewhere in this Form 10-Q.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 9th day of May, 2018.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)