Form 10-Q
period 2018-06-30
CUTERA INC
filed 2018-08-07
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period _____ to_____. Commission file number: 000-50644

Cutera, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0492262 (I.R.S. employer identification no.)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”  and "emerging growth company" in Rule 12b-2 of the Exchange Act (check one):

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

The Registrant had 13,836,800 shares of common stock, $0.001 par value per share, outstanding as of July 31, 2018.

CUTERA, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$18,432	$14,184
Marketable investments	10,573	21,728
Accounts receivable, net	22,122	20,777
Inventories	30,138	28,782
Other current assets and prepaid expenses	3,469	2,903
Total current assets	84,734	88,374

Property and equipment, net	2,632	2,096
Deferred tax asset	21,219	19,055
Goodwill	1,339	1,339
Other long-term assets	5,807	374
Total assets	$115,731	$111,238

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,743	$7,002
Accrued liabilities	22,756	26,848
Deferred revenue	9,288	9,461
Total current liabilities	42,787	43,311

Deferred revenue, net of current portion	2,519	2,195
Income tax liability	386	379
Other long-term liabilities	665	460
Total liabilities	46,357	46,345

Commitments and Contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,824,252 and 13,477,973 shares at June 30, 2018 and December 31, 2017, respectively	14	13
Additional paid-in capital	66,291	62,025
Accumulated deficit	3,156	2,947
Accumulated other comprehensive loss	(87)	(92)
Total stockholders’ equity	69,374	64,893

Total liabilities and stockholders’ equity	$115,731	$111,238

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net revenue:
Products	$37,650	$31,727	$66,914	$56,202
Service	4,903	4,662	9,764	9,486
Total net revenue	42,553	36,389	76,678	65,688
Cost of revenue:
Products	17,045	13,840	30,967	24,984
Service	3,131	1,503	6,000	4,137
Total cost of revenue	20,176	15,343	36,967	29,121
Gross profit	22,377	21,046	39,711	36,567

Operating expenses:
Sales and marketing	15,535	12,787	28,623	23,560
Research and development	4,095	2,981	7,651	5,926
General and administrative	4,902	3,548	10,341	6,764
Total operating expenses	24,532	19,316	46,615	36,250
Income (loss) from operations	(2,155)	1,730	(6,904)	317
Interest and other income (expense), net	(129)	276	(31)	549
Income (loss) before income taxes	(2,284)	2,006	(6,935)	866
Provision (benefit) for income taxes	(712)	59	(3,331)	(59)
Net income (loss)	$(1,572)	$1,947	$(3,604)	$925

Net income (loss) per share:
Basic	$(0.11)	$0.14	$(0.26)	$0.07
Diluted	$(0.11)	$0.13	$(0.26)	$0.06

Weighted-average number of shares used in per share calculations:
Basic	13,709	13,935	13,649	13,888
Diluted	13,709	14,629	13,649	14,633

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,572)	$1,947	$(3,604)	$925
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gains (losses) on available-for-sale investments	18	5	(4)	8
Less: Reclassification adjustment for gains (losses) on investments recognized during the period	—	—	9	(4)
Net change in unrealized gains and losses on available-for-sale investments	18	5	5	4
Tax provision	—	—	—	—
Other comprehensive income (loss), net of tax	18	5	5	4
Comprehensive income (loss)	$(1,554)	$1,952	$(3,599)	$929

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,604)	$925
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	3,893	2,626
Depreciation of tangible assets	544	492
Amortization of contract acquisition costs	822	—
Change in deferred tax assets	(3,324)	—
Provision for doubtful accounts receivable	487	(3)
Other	(25)	(42)
Changes in assets and liabilities:
Accounts receivable	(1,832)	(1,641)
Inventories	(1,356)	(1,936)
Other current assets and prepaid expenses	(569)	(545)
Other long-term assets	(1,578)	(1)
Accounts payable	3,741	1,695
Accrued liabilities	(4,325)	1,534
Other long-term liabilities	70	—
Deferred revenue	546	784
Income tax liability	7	2
Net cash provided by (used in) operating activities	(6,503)	3,890

Cash flows from investing activities:
Acquisition of property, equipment and software	(581)	(210)
Disposal of property and equipment	38	40
Proceeds from sales of marketable investments	13,044	6,754
Proceeds from maturities of marketable investments	2,500	24,812
Purchase of marketable investments	(4,390)	(25,863)
Net cash provided by investing activities	10,611	5,533

Cash flows from financing activities:
Repurchase of common stock	—	(7,041)
Proceeds from exercise of stock options and employee stock purchase plan	3,038	3,871
Taxes paid related to net share settlement of equity awards	(2,664)	(1,167)
Payments on capital lease obligations	(234)	(182)
Net cash provided by (used) in financing activities	140	(4,519)

Net increase in cash and cash equivalents	4,248	4,904
Cash and cash equivalents at beginning of period	14,184	13,775
Cash and cash equivalents at end of period	$18,432	$18,679

Supplemental disclosure of non-cash items:
Assets acquired under capital lease	$533	$257

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and other energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, and markets laser and other energy-based product platforms for use by physicians and other qualified practitioners which enable them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following key system platforms: excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt and xeo. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The sales of (i) systems, system upgrades and hand pieces (“Systems” revenue); (ii) hand piece refills applicable to Titan, truSculpt 3D and truSculpt iD, as well as single use disposable tips applicable to Juliet, Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products ("Skincare” revenue); and are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D and truSculpt iD) and service labor for the repair and maintenance of products that are out of warranty, all of which is classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. These subsidiaries market, sell and service the Company’s products outside of the United States.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2018, its results of operations for the three and six months periods ended June 30, 2018, and 2017, comprehensive income (loss) for the three and six months periods ended June 30, 2018 and 2017, and cash flows for the six months ended June 30, 2018, and 2017. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of the results for the entire year or any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of world financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, management of international activities, competition from substitute products and larger companies, ability to obtain regulatory approval, government regulations, patent and other litigations, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals. If the Company fails to adhere to ongoing Food and Drug Administration (the "FDA") Quality System Regulation, the FDA may withdraw its market clearance or take other action. The Company's manufacturers and suppliers may encounter supply interruptions or problems during manufacturing due to a variety of reasons, including failure to comply with applicable regulations, including the FDA's Quality System Regulation, equipment malfunction and environmental factors, any of which could delay or impede the Company's ability to meet demand.

Comparability

The Company adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The consolidated balance sheet as of December 31, 2017 and results of operations for the three and six months ended June 30, 2017 were prepared using an accounting standard that was different than that in effect for the three and six months ended June 30, 2018. As a result the consolidated balance sheets as of June 30, 2018 and December 31, 2017 are not directly comparable, nor are the condensed consolidated statement of operations for the three and six months ended June 30, 2018 and June 30, 2017.

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

Other Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU No. 2018-07, "Compensation –Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting". The new guidance changes the accounting for nonemployee awards including: (1) Equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (2) For performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (3) The current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606. The amendments in the new guidance are effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted for public companies, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt the new standard effective January 1, 2019. The Company is still currently evaluating the impact of adopting the new standard.

In February 2016, the FASB issued ASU No. 2016-02, "Leases" (Topic 842), which amends the existing accounting standards for leases. The new standard requires lessees to record a right-of-use asset and a corresponding lease liability on the balance sheet (with the exception of short-term leases). The new standard also requires expanded disclosures regarding leasing arrangements. The new standard becomes effective for the Company in the first quarter of fiscal year 2019 and early adoption is permitted. The new standard is required to be adopted using the modified retrospective approach and requires application of the new standard at the beginning of the earliest comparative period presented. The Company finances its fleet of vehicles used by its field sales and service employees and has facility leases. Several of the Company’s customers finance purchases of its system products through third party lease companies and not directly with the Company. The Company does not believe that the new standard will change customer buying patterns or behaviors for its products. The Company will adopt the new standard effective January 1, 2019. The Company expects that upon adoption, right-of-use assets and lease liabilities will be recognized in the balance sheet in amounts that will be material.

Note 2. Revenue recognition

The Company adopted ASC Topic 606, "Revenue from Contracts with Customers," on January 1, 2018, applying the modified retrospective method to all contract agreements that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. A cumulative catch up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under Topic 606.

Upon adoption of the Topic 606, the Company recorded an increase to retained earnings, net of deferred tax liability of $3.8 million (Note 12) for contracts still in force as of January 1, 2018 for the following items in the first and second quarters of 2018:

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
●

$4.7 million for the capitalization of the incremental contract acquisition costs, such as sales commissions paid in connection with system sales. These contract acquisition costs were capitalized and will be amortized over the period of anticipated support renewals. The Company expensed such costs when incurred under the prior guidance.

●	$1.2 million deferred tax liability related to the direct tax effect of the ASC 606 adoption.

The Company’s revenue consists of product and service revenue resulting from the sale of systems, training on the systems, extended service contracts, consumables and other accessories. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct, which is if a product or service is separately identifiable from other items in the bundled package, and if a customer can benefit from it on its own or with other resources that are readily available to the customer. The Company’s system sale arrangements include a combination of the following performance obligations: The System and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts and marketing services. For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services (which are satisfied over time), the Company generally satisfies all of the performance obligations at a point in time. Systems, system accessories (hand pieces), training, and time and material services are also sold on a stand-alone basis.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)

Other long-term assets	$5,807	$5,325	$482
Deferred tax asset	21,219	(1,160)	22,379
Accrued liabilities	22,756	(111)	22,867
Deferred revenue	11,807	(255)	11,552
Retained earnings (deficit)	3,156	4,530	(1,374)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated income statement for the three months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP

	(In thousands)
Products revenue	$37,650	$55	$37,595
Service revenue	4,903	69	4,834
Sales and marketing	15,535	(463)	15,998
Interest and other income, net*	(129)	(64)	(65)

The following table summarizes the effects of adopting Topic 606 on Company’s condensed consolidated income statement for the six months ended June 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP

	(In thousands)
Products revenue	$66,914	$65	$66,849
Service revenue	9,764	133	9,631
Sales and marketing	28,623	(648)	29,271
Interest and other income, net*	(31)	(129)	98

* Included in interest and other income, net, is the estimated interest expense for advance payment related to service contracts under the new revenue standard.

Adoption of the standard had no impact on total net cash from or used in operating, investing, or financing activities within the condensed consolidated statements of cash flows.

As part of the Company's adoption of ASC 606, the Company elected to use the following practical expedients: (i) not to adjust the promised amount of consideration for the effects of a significant financing component when the Company expects, at contract inception, that the period between the Company's transfer of a promised product or service to a customer and when the customer pays for that product or service will be one year or less; (ii) to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less; (iii) not to recast revenue for contracts that begin and end in the same fiscal year; and (iv) not to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer.

Note 3. Cash, Cash Equivalent and Marketable Investments

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations, and are classified as current assets under the caption marketable investments in the accompanying condensed consolidated balance sheets. Investments in marketable securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands) as of June 30, 2018 and December 31, 2017:

June 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$15,545	$—	$—	$15,545
Money market funds	2,887	—	—	2,887
Total cash and cash equivalents	18,432	—	—	18,432

Marketable investments:
U.S. government notes	6,012	—	(8)	6,004
Municipal securities	200	—	(1)	199
Corporate debt securities	4,388	—	(18)	4,370
Total marketable investments	10,600	—	(27)	10,573

Total cash, cash equivalents and marketable investments	$29,032	$—	$(27)	$29,005

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$14,058	$—	$—	$14,058
Money market funds	126	—	—	126
Total cash and cash equivalents	14,184	—	—	14,184

Marketable investments:
U.S. government notes	11,885	—	(15)	11,870
Municipal securities	201	— —	(1)	200
Commercial paper	1,836	—	(3)	1,833
Corporate debt securities	7,838	2	(15)	7,825
Total marketable investments	21,760	2	(34)	21,728

Total cash, cash equivalents and marketable investments	$35,944	$2	$(34)	$35,912

As of June 30, 2018 and December 31, 2017, net unrealized losses were $27,000 and $34,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of June 30, 2018 (in thousands):

Amount
Due in less than one year	$9,573
Due in 1 to 3 years	1,000
Total marketable investments	$10,573

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

As of June 30, 2018, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$2,887	$—	$—	$2,887
Marketable investments:
Available-for-sale securities	—	10,573	—	10,573
Total assets at fair value	$2,887	$10,573	$—	$13,460

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

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2018 is less than 7 months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended June 30, 2018 and December 31, 2017, respectively.

Note 5. Balance Sheet Details

Inventories

As of June 30, 2018 and December 31, 2017, inventories consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$17,875	$19,160
Work in progress	2,846	2,744
Finished goods	9,417	6,878
Total	$30,138	$28,782

Accrued  Liabilities

As of June 30, 2018 and December 31, 2017, accrued liabilities consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Accrued payroll and related expenses	$10,712	$12,567
Sales and marketing accruals	2,283	3,710
Warranty liability	3,561	3,508
Sales tax	2,388	2,920
Other	3,812	4,143
Total	$22,756	$26,848

Note 6. Warranty and Service Contracts

The Company has a direct field service organization in the U.S. Internationally, the Company provides direct service support through its wholly-owned subsidiaries in Australia, Belgium, Canada, France, Hong Kong, Japan, and Switzerland, as well as through third-party service providers in Spain and the United Kingdom. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning Balance	$3,373	$2,735	$3,508	$2,461
Add: Accruals for warranties issued during the period	2,311	1,944	4,575	4,079
Less: Settlements made during the period	(2,123)	(1,802)	(4,522)	(3,663)
Ending Balance	$3,561	$2,877	$3,561	$2,877

Note 7. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 9% of the Company’s total revenue for the six months ended June 30, 2018.

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

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services (which are satisfied over time), the Company generally satisfies all of the performance obligations at a point in time. System, system accessories (hand pieces), training, time and material services are also sold on a stand-alone basis, and related performance obligations are satisfied at a point in time. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation, on a relative basis using its standalone selling price. The stated contract value is the transaction price to be allocated to the separate performance obligations.

Nature of Products and Services

Systems

System revenue represents the sale of a system or an upgrade of an existing system. A system consists of a console that incorporates a universal graphic user interface, a laser and or other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides us with a source of additional Systems revenue.

The Company has concluded that the system or upgrade and the right to use the embedded software represent a single performance obligation as the software license is integral to the functionality of the system or upgrade.

The Company considers set-up or installation an immaterial promise as set-up or installation for systems other than enlighten systems takes only a short time. The related costs to complete set-up or installation are immaterial to the Company. The enlighten system is one performance obligation and the calibration or installation service is a separate performance obligation.

For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end-customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company recognizes revenue on cash basis for system sales to international direct end-customer sales that have not been credit approved, after satisfying all remaining obligations of the agreement. For systems sold through credit approved distributors, revenue is recognized at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The Company provides a standard one-year warranty coverage for all systems sold to end-customers to cover parts and service, and extended service plans that vary by the type of product and the level of service desired.

The Company typically receives payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.

Skincare products

The Company sells third-party manufactured skincare products in Japan. The Company purchases and inventories these third-party skincare products from the manufacturers and sells them to licensed physicians. The Company acts as the principal in this arrangement, as it determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. Skincare products are typically sold in contracts in which the skincare products represent the sole performance obligations. The Company recognizes revenue for skincare products at a point in time, generally upon shipment.

Consumables (Other accessories)

The Company treats its customers' purchase of replacement Titan, truSculpt 3D and truSculpt iD hand pieces as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Company’s recently launched Juliet and Secret RF products have single use disposable tips which need to be replaced after every treatment. Sale of these consumable tips further enhance the Company’s recurring revenue stream. Hand piece refills of the Company’s legacy truSculpt product are accounted for in accordance with the Company’s standard warranty and service contract policies.

Extended contract services

The Company offers post-warranty services to its customers through extended service contracts that cover preventive maintenance and or replacement parts and labor for a term of one, two, or three years, or by direct billing for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base. Service revenue is recognized over time as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed. For the Company's performance obligations recognized over time, revenue is generally recognized using a time-based measure of progress reflecting generally consistent efforts to satisfy those performance obligations throughout the arrangement term.

Training

Sales of system to customers include training on the system to be provided within 90 days of purchase. The Company considers training as a separate performance obligation as customers can immediately benefit from the training due to the fact that the customer already has the system. Training is also sold separately from systems. The Company recognizes revenue for training when the training is provided. Training is not required for customers to use the systems.

Customer Marketing Support

In North America, the Company offers marketing and consulting phone support to its customers who purchase its truSculpt 3D and truSculpt iD systems. These customer marketing support services include a practice development model and marketing training, performed remotely with ongoing phone consultations for six months from date of purchase. The Company considers customer marketing support a separate performance obligation, and allocates and recognizes revenue over the six-month term of support. The Company determines the standalone selling price based on cost plus a margin.

Significant Judgments

More judgments and estimates are required under Topic 606 than were required under the previous revenue recognition guidance, Topic 605. Revenue recognition under Topic 606 for the Company’s arrangements may be dependent on contract-specific terms.

The enlighten system includes the related software license as one performance obligation and the calibration/installation services are accounted for as separate performance obligations. The calibration/installation is a separate performance obligation for the enlighten system because a knowledgeable third-party could perform this service.

The Company has however concluded that set-up or installation for all other systems (excluding the enlighten system) is perfunctory as the set-up or installation for systems other than enlighten take only a short time and the related costs to complete set-up or installation are immaterial.

Judgment is required to determine the standalone selling price ("SSP") for each distinct performance obligation. The Company estimates SSPs for each performance obligation as follows:

Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers.  When SSP is not directly observable, the Company estimates SSP using the expected cost plus margin approach.

Training: SSP is based on observable price when sold on a standalone basis.

Extended warranty: SSP is based on observable price when sold on a standalone basis (by customer type).

Marketing program: SSP is estimated based on cost plus margin.

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

Deferred Sales Commissions

Incremental costs of obtaining a contract, including sales commissions, are capitalized and amortized on a straight-line basis over the expected customer relationship period if the Company expects to recover those costs. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for the Company’s product and service arrangements.

Total capitalized costs as of June 30, 2018 were $5.3 million and are included in other long-term assets in the Company’s condensed consolidated balance sheet. Amortization of this asset was $0.4 million and $0.8 million, respectively, during the three and six months ended June 30, 2018 and is included in sales and marketing expense in the Company’s condensed consolidated statements of operations.

Note 8. Contract balance

The Company’s service contracts include an upfront payment for the one, two or three-year contract terms. The timing of receipt of payment and timing of performance of the services create timing differences that result in deferred revenue on the Company’s condensed consolidated balance sheet. The advance payments under these contracts are recorded in deferred revenue, and the Company recognizes the revenue when earned. Contracted but unsatisfied performance obligations were approximately $11.8 million as of June 30, 2018, of which the Company expects to recognize approximately 78% of the revenue over the next 12 months and the remainder thereafter.

The Company's deferred contract revenue consists of service revenue, training and product revenue. Deferred contract revenue balance is comprised mainly of Service revenue. The Company generates Service revenue from the sale of extended service contracts and from time and material services provided to customers who are not under a warranty or extended service contract. Service contract revenue is recognized on a straight-line basis over the period of the applicable contract. Service revenue from time and material services is recognized as the services are provided.

The following table provides changes in the deferred contract revenue balance for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Beginning Balance	$11,015	$9,555	$11,656	$9,431
Add: Payments received	4,739	3,721	8,416	7,112
Less: Revenue recognized	(3,947)	(3,263)	(8,265)	(6,530)
Ending Balance	$11,807	$10,013	$11,807	$10,013

Costs for extended service contracts for the three and six months ended June 30, 2018, were $2.0 million and 3.9 million, respectively.

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

Activity under the Company’s Amended and Restated 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2017	1,494,865	839,919	$16.46
Options granted	(21,010)	21,010	50.65
Stock awards granted(1)	(395,511)	—	—
Options exercised	—	(188,859)	9.98
Options canceled	43,833	(43,833)	20.33
Stock awards canceled(1)	93,390	—	—
Balance, June 30, 2018	1,215,567	628,237	$19.28

(1)

The Company has a “fungible share” provision in its Amended and Restated 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively.

Under the 2004 Equity Incentive Plan, as amended, the Company issued 346,279 shares of common stock during the six months ended June 30, 2018, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of June 30, 2018, there was approximately $19.8 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.5 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Non-Employee Stock-Based Compensation

The Company granted 3,384 RSUs and 3,384 PSUs to non-employees during the six months ended June 30, 2018, and 7,745 stock options and 2,478 RSUs during the year ended December 31, 2017. The stock options vest over 4 years at 25% on the first anniversary of the grant date and 1/48th each month thereafter. The RSUs vest over 4 years at 25% on each anniversary of the grant date, whiles vesting of the PSUs is subject to the recipient's continued service and achievement of pre-established metrics. These RSUs/PSUs and stock options were granted in exchange for consulting services to be rendered and are measured and recognized as they are earned. The Company revalues stock options granted to non-employees at each reporting date as the underlying equity instruments vest.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six months ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$227	$147	$380	$276
Sales and marketing
Employee	660	401	1,112	821
Non-Employee	55	—	92	—
Research and development	262	239	453	476
General and administrative	1,002	444	1,856	1,053
Total stock-based compensation expense	$2,206	$1,231	$3,893	$2,626

Note 10. Net Loss Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, restricted stock units, performance stock units and employee stock purchase plan contributions), which is calculated based on the average share price for each fiscal period using the treasury stock method. In accordance with ASC 260, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$(1,572)	$1,947	$(3,604)	$925
Denominator
Weighted average shares of common stock outstanding used in computing net
income (loss) per share, basic	13,709	13,935	13,649	13,888
Dilutive effect of incremental shares and share equivalents	—	694	—	745
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	13,709	14,629	13,649	14,633
Net income (loss) per share:
Net income (loss) per share, basic	$(0.11)	$0.14	$(0.26)	$0.07
Net income (loss) per share, diluted	$(0.11)	$0.13	$(0.26)	$0.06

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Options to purchase common stock	710	66	758	53
Restricted stock units	449	3	422	2
Performance stock units	49	—	36	—
Employee stock purchase plan shares	73	—	73	—
Total	1,281	69	1,289	55

Note 11. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. The income tax benefits for the three and six months ended June 30, 2018 reflect a projected income tax benefit for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. This tax benefit is increased by excess tax benefits generated by stock deductions exercised or vested in the three and six months ended June 30, 2018.

For the three and six months ended June 30, 2018, the Company's income tax benefit was $712,000 and $3,331,000 respectively, compared to income tax expense of $59,000 and income tax benefit of $59,000 for the same periods in 2017. The income tax benefits for the three and six months ended June 30, 2018 include a tax benefit for excess tax deductions of approximately $1.14 million and $2.6 million, respectively, recorded discretely in the reporting period.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of December 31, 2017, the Company released its valuation allowance against U.S. federal and all other domestic state net deferred tax assets except for California and Massachusetts. The Company maintained this valuation allowance position through June 30, 2018. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered all available positive and negative evidence. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences, the implementation of feasible and prudent tax planning strategies and the impact of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”).

Note 12. Correction of Prior Period Immaterial Error

During the three months ended June 30, 2018, management discovered that the Company had not recorded the tax effect of the adoption of ASC 606 in the balance sheet of the unaudited condensed consolidated financial statements as of March 31, 2018. Upon adoption of the Topic 606, the Company recorded an increase to retained earnings of $5.0 million for contracts still in force as of January 1, 2018. The tax effect of the 606 adoption was $1.2 million.

The Company evaluated the impact of the error on prior period and determined that the effect was not material to the financial statements as of and for the three months ended March 31, 2018 and six months ended June 30, 2018. The Company corrected the error in the unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2018. The correction of the error increased deferred tax liability by $1.2 million and decreased retained earnings by $1.2 million (Note 2) as of January 1, 2018.

The Company’s condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018, and the three and six months ended June 30, 2018 were not affected by this correction of the error. Accordingly, the Company's loss per share for the three months ended March 31, 2018, and the three and six months ended June 30, 2018 remains unchanged.

Note 13. Segment reporting

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"), who makes decision on allocating resources and in assessing performance. The CEO reviews the Company's consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CEO viewed its operations, managed its business, and used one measurement of profitability for the one operating segment — which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table presents a summary of revenue by geography for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Revenue mix by geography:
United States	$28,132	$24,239
Japan	3,946	3,710
Asia, excluding Japan	4,231	2,830
Europe	1,803	1,219
Rest of the world	4,441	4,391
Total consolidated revenue	$42,553	$36,389
Revenue mix by product category:
Products	$35,291	$30,115
Consumables	1,057	649
Skincare	1,302	963
Total product revenue	$37,650	$31,727
Service	4,903	4,662
Total consolidated revenue	$42,553	$36,389

The following table presents a summary of revenue by geography for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Revenue mix by geography:
United States	$49,268	$40,783
Japan	7,501	7,590
Asia, excluding Japan	7,074	6,014
Europe	4,373	3,445
Rest of the World	8,462	7,856
Total consolidated revenue	$76,678	$65,688
Revenue mix by product category:
Products	$62,530	$53,107
Consumables	1,826	1,148
Skincare	2,558	1,947
Total product revenue	$66,914	$56,202
Service	9,764	9,486
Total consolidated revenue	$76,678	$65,688

Note 14. Commitments and Contingencies

Operating Leases

The Company leases space for operations in the United States, Spain, Japan and France. Future minimum lease commitments under the Company’s facility operating leases were as follows (in thousands):

Year Ending December 31	Amount
2018	$1,494
2019	2,971
2020	2,913
2021	2,525
2022	2,495
2023 and beyond	214
Total future minimum lease payments	$12,612

In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under capital leases. The remaining committed lease payments as of June 30, 2018 was $1.15 million.

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

As of June 30, 2018 and December 31, 2017, the Company had accrued $137,000 and $91,000, respectively related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Note 15. Debt

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Revolving Line of Credit”) in the original principal amount of $25,000,000. The Revolving Line of Credit terminates on May 30, 2021. The purpose of the Revolving Line of Credit is to provide working capital and to fund the Company’s general business requirements.

The Revolving Line of Credit bears interest at a variable interest rate equal to the LIBOR Rate plus a defined LIBOR Rate Margin based on the then-current Leverage Ratio (a ratio of funded debt to the Trailing Twelve Month ("TTM") Adjusted EBITDA).

The Revolving Line of Credit provides for borrowing limits that range from $5,000,000 to a maximum of $25,000,000 during the term of the Revolving Line of Credit. Additionally, the Company agrees to pay a variable unused commitment fee to Wells Fargo equal to (a) 0.25% per annum if the Leverage Ratio is less than 1.0 to 1.0, (b) 0.30% per annum if the Leverage Ratio is equal to or greater than 1.0 to 1.0, but less than 2.0 to 1.0, and (c) 0.35% per annum if the Leverage Ratio is equal to or greater than 2.0 to 1.0.

The Revolving Line of Credit is secured by a pledge of security interest in all the shares of each material subsidiary, together with all proceeds, all cash, stock and other moneys and property paid thereon, all rights to subscribe for securities declared or granted, and all other cash and noncash proceeds, as security for the performance of the obligations. As of June 30, 2018, there were no borrowings under the Revolving Line of Credit.

Covenants

The Loan and Security Agreement contains financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.5 to 1.0 and a TTM adjusted EBITDA of not less than $10 million. A violation of any of the covenants could result in a default under the Loan and Security Agreement that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Loan and Security Agreement. As of June 30, 2018, the Company is in compliance with all financial covenants.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis of the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and with the audited financial statements and notes thereto for the year ended December 31, 2017, included in the annual report on Form 10-K filed on March 26, 2018 with the U.S. Securities and Exchange Commission (SEC).

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward- looking statements. These statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The statements are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

●	changes in the Company’s common stock price;
●	the inability for the Company to access cash due to insufficient cash or the failure to meet the debt repayment obligations under the Revolving line of credit;
●	the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
●	the possibility that cybersecurity breaches and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on the Company’s clinical, manufacturing, sales, marketing and product development efforts;
●	the Company’s ability to obtain and retain personnel;
●	the availability of key components, materials and contract services, which depends on the Company’s ability to forecast sales, among other things;
●	investigations of the Company’s business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	continued volatility in the global market and worldwide economic conditions, including, but not limited to, the impact of events such as Brexit;
●	changes in tax laws, including the new U.S. tax reform, and changes due to Brexit, or exposure to additional income tax liabilities;
●	the impact of the new European Union privacy regulations (the General Data Protection Regulation) on the Company’s resources - the failure to comply could result in fines;
●	the financial health of the Company’s customers and their ability to purchase the Company’s products in the current economic environment; and;
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the Company’s product lines and the opportunities, trends, challenges and risks we focus on in the operation of the Company’s business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on the Company’s Condensed Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of June 30, 2018.

Executive Summary

Company Description

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and other energy based aesthetics systems for practitioners worldwide. In addition to internal development of products, we distribute third party sourced products under the Company’s own brand names. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and rejuvenation, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and vaginal health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills, and distribution of third-party manufactured skincare products.

The Company’s ongoing research and development activities are primarily focused on improving and enhancing the Company’s portfolio of products. The Company is exploring ways to expand the Company’s product offerings through the launch of new products. The Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin rejuvenation, in January 2018, enlighten SR in April 2018, and truSculpt iD in July 2018.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, from where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company markets, sells and services the Company’s products through direct sales and service employees in the U.S., Australia, Belgium, Canada, France, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Service outside of these direct markets are made through a worldwide distributor network in over 40 countries.

Products and Services

The Company’s revenue is derived from the sale of Products and Services. Product revenue is derived from the sale of systems, hand pieces and upgrade of systems (“Systems” revenue), sale of replacement hand pieces, as well as single use disposable tips applicable to Juliet, Secret RF (“Consumables” revenue), and the sale of skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and/or other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

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

The Company’s primary system platforms include: excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt and xeo.

Service revenue relates to amortization of prepaid service contracts, training, enlighten installation, direct billings for detachable hand piece replacements and revenue for parts and labor on out-of-warranty products.

Significant Business Trends

The Company believes that the ability to grow revenue will be primarily dependent on the following:

●	continuing to expand the Company’s product offerings, both through internal development and sourcing from other vendors;
●	ongoing investment in the Company’s global sales and marketing infrastructure;
●	use of clinical results to support new aesthetic products and applications;
●	enhanced luminary development and reference selling efforts (to develop a location where Company’s products can be displayed and used to assist in selling efforts);
●	customer demand for the Company’s products;
●	strengthening against the U.S. dollar of key international currencies in which we transact (e.g. Australian Dollar, Japanese Yen, Euro, Swiss Franc and British Pound);
●	consumer demand for the application of the Company’s products;
●	marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
●

generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, skincare products and replacement tips for Juliet and Secret RF products.

For a detailed discussion of the significant business trends impacting the Company’s business, please see the section titled “Results of Operations” below.

Factors that May Impact Future Performance

The Company’s industry is impacted by numerous competitive, regulatory and other significant factors. The Company’s industry is highly competitive and the Company’s future performance depends on the Company’s ability to compete successfully. Additionally, the Company’s future performance is dependent upon the ability to continue to expand the Company’s product offerings with innovative technologies, obtain regulatory clearances for the Company’s products, protect the proprietary technology of the products and manufacturing processes, manufacture the products cost-effectively, and successfully market and distribute the products in a profitable manner. If the Company fails to execute on the aforementioned initiatives, the Company’s business would be adversely affected. A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) Part I, Item 1A “Risk Factors” and elsewhere in this Form 10-Q, (2) the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, (3) the Company’s reports and registration statements filed and furnished from time to time with the SEC, and (4) other announcements the Company makes from time to time.

Critical accounting policies, significant judgments and use of estimates

The Company's management discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements. For the three and six months ended June 30, 2018, the Company’s income tax benefit was $712,000 and $3,331,000, respectively, compared to income tax expense of $59,000 and income tax benefit of $59,000 for the same periods in 2017. In the six months ended June 30, 2018, the Company calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full year to ordinary income or loss for the reporting period. The Company’s income tax benefit for the six months ended June 30, 2018 reflects a projected income tax benefit for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. The income tax benefit includes excess tax benefits generated by stock deductions exercised or vested in the six months ended June 30, 2018.

For the Company’s income tax provision in the six months ended June 30, 2017, the tax benefit was primarily related to projected U.S. alternative minimum taxes and income taxes from non-U.S. operations. The income tax benefit resulted from applying the annual effective tax rate by the year-to-date ordinary loss. The projected income tax reflected utilization of net operating loss carryforwards. However, the tax effect of such utilization was offset by a change in valuation allowance for the six months ended June 30, 2017 condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate the Company’s critical accounting policies and estimates. The Company based the estimates on historical experience and on various other assumptions that the Company believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The Company’s significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the Company’s audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 26, 2018 with the SEC. With the exception of the change in revenue recognition as a result of the adoption of ASC Topic 606, (see Notes 2 and 7) there have been no new or material changes to the critical accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance to the Company.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout the Company’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Net revenue	100%	100%	100%	100%
Cost of revenue	47%	42%	48%	44%
Gross margin	53%	58%	52%	56%

Operating expenses:
Sales and marketing	37%	35%	37%	36%
Research and development	10%	8%	10%	9%
General and administrative	12%	10%	13%	10%
Total operating expenses	59%	53%	60%	55%

Income (loss) from operations	(5)%	5%	(9)	1%
Interest and other income (expense), net	—	1%	—	1%
Income (loss) before income taxes	(5)%	6%	(9)	2%

Provision (benefit) for income taxes	—	—	(4)%	—
Net income (loss)	(5)%	6%	(5)%	2%

Revenue

The Company primarily generates revenue from the sale of systems, training on the systems, extended service contracts, consumables and other accessories. The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 2 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and Notes 2 and 7 in the accompanying unaudited condensed consolidated financial statements.

As of June 30, 2018, approximately 9% of the Company’s revenue is recognized over time, and the remainder of the revenue is recognized upon completion of delivery. Revenue recognized over time relates to revenue from the Company’s extended service contracts and customer marketing support. Revenue recognized upon delivery is primarily generated by the sales of system, consumables and skincare.

During the first and second quarters of fiscal year 2018, the Company recognized revenue based on the ASU No.2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three and six months ended June 30, 2017 was recognized based on Topic 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on the Company’s revenue, see Notes 2 and 7 in the accompanying unaudited condensed consolidated financial statements.

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Revenue mix by geography:
United States	$28,132	16%	$24,239	$49,268	21%	$40,783
International	14,421	19%	12,150	27,410	10%	24,905
Consolidated total revenue	$42,553	17%	$36,389	$76,678	17%	$65,688

United States as a percentage of total revenue	66%		67%	64%		62%
International as a percentage of total revenue	34%		33%	36%		38%

Revenue mix by product category:
Systems
- North America	$25,886	14%	$22,626	$44,830	21%	$37,086
- Rest of World	9,405	26%	7,489	17,700	10%	16,021
Total Systems	35,291	17%	30,115	62,530	18%	53,107
Consumables	1,057	63%	649	1,826	59%	1,148
Skincare	1,302	35%	963	2,558	31%	1,947
Total Products	37,650	19%	31,727	66,914	19%	56,202

Service	4,903	5%	4,662	9,764	3%	9,486
Total Net Revenue	$42,553	17%	$36,389	$76,678	17%	$65,688

Total Net Revenue:

The Company’s revenue increased by 17% for the three and six months periods ended June 30, 2018, compared to the same periods in 2017, due primarily to increased system revenues.

Revenue by Geography:

The Company’s U.S. revenue increased by $3.9 million, or 16%, and $8.5 million, or 21% respectively for the three and six months ended June 30, 2018, compared to the same periods in 2017. This increase was due primarily to new products introduced into the market in January 2018.

The Company’s international revenue increased $2.3 million, or 19%, and $2.5 million, or 10% for the three and six months ended June 30, 2018, compared to the same periods in 2017. The increase was due to growth in the Company’s business in Europe, the Middle East and Asia including Japan.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $3.3 million, or 14%, and $7.7 million, or 21% , respectively, for the three and six months ended June 30, 2018, compared to the same periods in 2017, due to strong sales in the U.S. and new products launched since the second quarter of 2017. The Rest of the World systems revenue increased by $2.0 million or 26%, and $1.7 million, or 10%, respectively. The increase in Rest of the World revenue was primarily a result of increase in the Company’s direct business in Asia, including Japan, as well as increases in the Company’s distributor business in the Middle East and Europe, partially offset by decreases in the Company’s direct business in Australia and Europe.

Consumables Revenue

Consumables revenue increased by $408,000, or 63%, and $678,000, or 59% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. The increase in consumables revenue was due to the introduction of truSculpt 3D in May 2017, Secret RF and Juliet during January 2018, each of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased by $339,000, or 35%, and $611,000, or 31% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. This increase was due primarily to increased marketing and promotional activities.

Service Revenue

The Company’s Service revenue increased by $241,000, or 5%, and $278,000, or 3% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. This increase was due primarily to increased sales of system parts to the Company's network of international distributors.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Gross profit	$22,377	6%	$21,046	$39,711	9%	$36,567
As a percentage of total net revenue	53%		58%	52%		56%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.

Gross margins in the three and six months ended June 30, 2018 decreased by 5% and 4% respectively, compared to the same period in 2017.  In each of the three and six month periods, a higher percentage of product revenue came from our distributor network in Rest of the World. Reduced gross margins were due primarily to:

●	In the three months ended June 30, 2018, Rest of World product revenue generated from distributors increased to 65% from 50% for the same period in 2017;
●	In the six months ended June 30, 2018, Rest of World product revenue generated from distributors increased to 60% from 49% for the same period in 2017;
●	Slightly lower average system pricing across the legacy portfolio. The Company experienced continued pricing pressure on the average selling price of the Company’s enlighten system due to ongoing sales programs and normal business activities; and
●	Reduction in margins due to increased warranty related expenses for the Company’s system platforms that are more complex and have a higher material cost than the Company’s legacy products.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Sales and marketing	$15,535	21%	$12,787	$28,623	21%	$23,560
As a percentage of total net revenue	37%		35%	37%		36%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $2.7 million increase in sales and marketing expenses during the three months ended June 30, 2018, compared to the same period in 2017, was due primarily to:

●	$1.7 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;
●	$0.3 million of stock based compensation due to higher headcount;
●	$0.3 million of higher travel related expenses in North America, resulting from greater related activity and increased headcount; and
●	$0.4 million of higher promotional and product demonstration expenses, primarily in North America.

The $5.1 million increase in sales and marketing expenses during the six months ended June 30, 2018, compared to the same period in 2017, was due primarily to:

●	$2.8 million net increase in personnel related expenses, which were driven primarily by higher headcount and commissions in North America due to higher revenue;
●	$0.5 million of stock based compensation due to higher headcount;
●	$0.7 million of higher travel related expenses in North America, resulting from greater related activity and increased headcount; and
●	$1.1 million of higher promotional and product demonstration expenses, primarily in North America.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Research and development	$4,095	37%	$2,981	$7,651	29%	$5,926
As a percentage of total net revenue	10%		8%	10%		9%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $1.1 million or 37%, and represented 10% of total net revenue, in the three months ended June 30, 2018, compared to 8% of total net revenue for the same period in 2017. This increase in expense was due primarily to $1.1 million of increased personnel and consulting related expenses.

R&D expenses increased by $1.7 million or 29%, and represented 10% of total net revenue, in the six months ended June 30, 2018, compared to 9% of total net revenue for the same period in 2017. This increase in expense was due primarily to $1.7 million of increased personnel (including $0.6 million of stock-based compensation, due to headcount increase) and consulting related expenses.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
General and administrative	$4,902	38%	$3,548	$10,341	53%	$6,764
As a percentage of total net revenue	12%		10%	13%		10%

G&A expenses consist primarily of personnel expenses, legal fees, accounting, audit and tax consulting fees, and other general and administrative expenses. G&A expenses increased by $1.4 million or 38%, and represented 12% of total net revenue in the three months ended June 30, 2018, compared to 10% of total net revenue in the same period in 2017, due primarily to $1.4 million of increased personnel related expenses, including $1.0 million of stock-based compensation, due to headcount increase.

G&A expenses increased by $3.6 million, and represented 13% of total net revenue in the six months ended June 30, 2018, compared to 10% of total net revenue in the same period in 2017, due primarily to:

●	$1.5 million of increased fees related to professional fees and consulting services;
●	$1.8 million of stock based compensation due to headcount increase;
●	$0.2 million of increased other personnel related expenses due to headcount increase; and
●	$0.1 million of increased legal fees.

Interest and Other Income (expense), Net

Interest and other income, net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Total interest and other income (expense), net	$(129)	(147)%	$276	$(31)	(106)%	$549
As a percentage of total net revenue	0%		1%	0%		1%

Interest and other income, net, decreased $405,000 or (147)% and $580,000 or (106)%, respectively, in the three and six months ended June 30, 2018, compared to the same period in 2017. This decrease was due primarily to an increase in net foreign exchange losses as well as a decrease in interest income from the Company’s marketable investments resulting from a decrease in the investment balance.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Income (loss) before income taxes	$(2,284)	(214)%	$2,006	$(6,935)	(901)%	$866
Provision (benefit) for income taxes	(712)	(1,307)%	59	(3,331)	5,546%	(59)

For the three and six months ended June 30, 2018, the Company’s income tax benefits were $712,000 and $3,331,000, compared to income tax expense of $59,000 and income tax benefits of $59,000 in the same periods in 2017. In the three and six months ended June 30, 2018, the Company calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full year to ordinary income or loss for the reporting period. The Company’s income tax benefit for the three and six months ended June 30, 2018 reflect a projected income tax benefit for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. The income tax benefit includes excess tax benefits generated by stock deductions exercised or vested in the three and six months ended June 30, 2018.

The income tax provision (benefit) for the three and six months ended June 30, 2017 related primarily to U.S. alternative minimum taxes as the Company was able to utilize the net operating losses brought forward against the Company’s projected income for fiscal year 2017. In addition, the Company recorded discretely the net tax benefit of excess equity compensation costs (“windfalls”) of approximately $59,000 and $110,000 in the three and six months ended June 30, 2017, respectively.

Liquidity and Capital Resources

Liquidity is the measurement of the Company’s ability to meet potential cash requirements, fund the planned expansion of the Company’s operations and acquire businesses. The Company’s sources of cash include operations, sales and maturity of marketable investments, stock option exercises, and employee stock purchases. The Company actively manages the cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet the Company’s daily needs. The majority of the Company’s cash and investments are held in U.S. banks and the Company’s foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

At June 30, 2018 and December 31, 2017, the Company had $41.2 million and $45.1 million of working capital, respectively, and the Company’s cash and cash equivalents and marketable investments totaled $29.0 million and $35.9 million as of June 30, 2018 and December 31, 2017 respectively. The Company’s combined cash and cash equivalents and marketable investments balance decreased by $6.9 million for the six months ended June 30, 2018 principally due to the settlement of accounts payable, accrued liabilities, increased inventory purchases related to the increasing demand of the Company’s products, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion. The following table summarizes the Company’s cash and cash equivalents and marketable investments:

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents, marketable investments and restricted investments:

(Dollars in thousands)	June 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$18,432	$14,184	$4,248
Marketable investments	10,573	21,728	(11,155)
Total	$29,005	$35,912	$(6,907)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$(6,503)	$3,890
Investing activities	10,611	5,533
Financing activities	140	(4,519)
Net increase in cash and cash equivalents	$4,248	$4,904

Cash Flows from Operating Activities

Net cash used in operating activities was $6.5 million in the six months ended June 30, 2018, which was due primarily to:

●

$3.6 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $3.9 million, income tax benefit of $3.3 million, $0.5 million provision for doubtful accounts receivable, and $1.4 million depreciation and amortization expenses;

●	$3.7 million generated from an increase in accounts payable due primarily to increased material purchases;
●	$4.3 million cash used to decrease accrued liabilities;
●	$2.2 million cash used to increase pre-paid expenses and other long term assets.;
●	$1.8 million used as a result of increased accounts receivables;
●	$1.4 million used to increase inventories; and
●	$0.5 million generated from an increase in deferred revenue.

Net cash provided by operating activities was $3.9 million in the six months ended June 30, 2017, which was due primarily to:

●

$4.0 million generated due to the net income of $925,000 increased by non-cash related items of $3.1 million consisting primarily of stock-based compensation expense of $2.6 million and depreciation and amortization expenses of $492,000;

●	$1.7 million generated from an increase in accounts payable due primarily to increased material purchases;
●	$1.5 million generated from an increase in accrued liabilities due primarily to higher personnel and warranty costs; and
●	$0.8 million generated from an increase in deferred revenue; partially offset by
●	$1.9 million used to increase inventories;
●	$1.6 million used as a result of increased accounts receivables; and
●	$0.5 million used to increase pre-paid expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $10.6 million in the six months ended June 30, 2018, which was attributable primarily to:

●	$15.5 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$4.4 million of cash used to purchase marketable investments; and
●	$0.6 million of cash used to purchase property, equipment and software.

Net cash provided by investing activities was $5.5 million in the six months ended June 30, 2017, which was attributable primarily to:

●	$31.6 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$25.9 million of cash used to purchase marketable investments; and
●	$0.2 million of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $140,000 in the six months ended June 30, 2018, which was primarily due to:

●	$3.0 million proceeds from exercise of stock options and employee stock purchase plan, offset by
●	$2.7 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.2 million of cash used to pay capital lease obligations.

Net cash used in financing activities was $4.5 million in the six months ended June 30, 2017, which was primarily due to:

●	$7.0 million used to repurchase common stock;
●	$1.2 million of cash used for taxes paid related to net share settlement of equity awards;
●	$0.2 million used to pay down our capital lease obligations; partially offset by
●	$3.9 million proceeds from exercise of stock options and employee stock purchase plan.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $29.0 million as of June 30, 2018. For the first six months of 2018, the Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years.

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Revolving Line of Credit”) in the original principal amount of $25,000,000. The Revolving Line of Credit terminates on May 30, 2021. The purpose of the Revolving Line of Credit is to provide working capital and to fund the Company’s general business requirements. The Revolving Line of Credit bears interest at a variable interest rate equal to the LIBOR Rate plus a defined LIBOR Rate Margin based on the then-current Leverage Ratio (a ratio of funded debt to the Trailing Twelve Month ("TTM") Adjusted EBITDA).

The Revolving Line of Credit provides for borrowing limits that range from $5,000,000 to a maximum of $25,000,000 during the term of the Revolving Line of Credit. Additionally, the Company agrees to pay a variable unused commitment fee to Wells Fargo equal to (a) 0.25% per annum if the Leverage Ratio is less than 1.00 to 1.00, (b) 0.30% per annum if the Leverage Ratio is equal to or greater than 1.00 to 1.00, but less than 2.00 to 1.00, and (c) 0.35% per annum if the Leverage Ratio is equal to or greater than 2.00 to 1.00.

The Revolving Line of Credit is secured by a pledge of security interest in all the shares of each material subsidiary, together with all proceeds, all cash, stock and other moneys and property paid thereon, all rights to subscribe for securities declared or granted, and all other cash and noncash proceeds, as security for the performance of the Obligations. As of June 30, 2018, there were no borrowings under the Revolving Line of Credit.

Covenants

The Loan and Security Agreement contains financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.5:1.0 and a TTM adjusted EBITDA not less than $10 million. A violation of any of the covenants could result in a default under the Loan and Security Agreement that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Loan and Security Agreement. As of June 30, 2018, the Company is in compliance with all financial covenants.

Commitments and Contingencies

During the six months ended June 30, 2018, there were no material changes to the Company’s commitments and contingencies described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

Interest Rate Fluctuations

The Company holds cash equivalents as well as short-term and long-term fixed income securities. The Company’s investment portfolio includes fixed and floating rate securities. Changes in interest rates could impact the Company’s anticipated interest income. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectation due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, high grade corporate bonds, commercial paper, CDs and money markets, and, by policy, restrict the Company’s exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months.

As at June 30, 2018, the Company had not drawn on the Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 2.09% as of June 30, 2018, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increase in future periods.

Inflation

The Company does not believe that inflation has had a material effect on the Company’s business, financial condition, or results of operations. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.

Foreign Exchange Fluctuations

The Company generates revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds and Swiss Francs. Additionally, a portion of the Company’s operating expenses and assets and liabilities are denominated in each of these currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect the Company’s results of operations upon translation of the Company’s revenue denominated in these currencies, as well as the remeasurement of the Company’s international subsidiaries’ financial statements into U.S. dollars.

The Company has historically not engaged in hedging activities relating to the Company’s foreign currency denominated transactions, given the Company has a natural hedge resulting from the Company’s foreign cash receipts being utilized to fund the respective local currency expenses.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2018 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2018.

Attached as exhibits to this Quarterly Report are certifications of the Company’s CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met. As set forth above, the Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

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

ITEM 1A.     RISK FACTORS

The Company’s business faces many risks. Any of the risks referenced in this Form 10-Q or the Company’s other SEC filings could have a material impact on the Company’s business and consolidated financial position or results of operations. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also impair the Company’s business operations.

There have been no material changes in the risk factors set forth in Part I, Item 1A, "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. For detailed discussion of risk factors that should be understood by any investor contemplating investment in the Company’s stock, please refer to Part I, Item 1A, "Risk Factors" in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018 and elsewhere in this Form 10-Q.

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
10.18

Loan and Security Agreement in the original principal amount of $25,000,000 by Cutera, Inc. in favor of Wells Fargo Bank, N.A. effective May 30, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 4, 2018 and incorporated herein by reference)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of August, 2018.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)