Form 10-Q
period 2018-09-30
CUTERA INC
filed 2018-11-06
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2018 was 13,903,830

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “our” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to our proprietary intellectual property, including among others, trademarks for our systems and ancillary products, Accutip®, Coolglide®, Coolglide Excel®, enlighten®, Excel HR®, Excel V®, Limelight®, MyQ®, Pearl®, Pico Genesis™, ProWave®, Solera®, Titan®, TruSculpt®, Vantage®, and Xeo®.

These trademarks and trade names are the property of Cutera or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights to these trademarks and tradenames.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

 (unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$21,866	$14,184
Marketable investments	5,018	21,728
Accounts receivable, net	25,444	20,777
Inventories	31,322	28,782
Other current assets and prepaid expenses	3,716	2,903
Total current assets	87,366	88,374

Property and equipment, net	2,784	2,096
Deferred tax asset	21,402	19,055
Goodwill	1,339	1,339
Other long-term assets	6,048	374
Total assets	$118,939	$111,238

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,321	$7,002
Accrued liabilities	22,904	26,848
Deferred revenue	8,939	9,461
Total current liabilities	45,164	43,311

Deferred revenue, net of current portion	2,380	2,195
Income tax liability	352	379
Other long-term liabilities	640	460
Total liabilities	48,536	46,345

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 13,890,590 and 13,477,973 shares at September 30, 2018 and December 31, 2017, respectively	14	13
Additional paid-in capital	68,180	62,025
Accumulated income	2,283	2,947
Accumulated other comprehensive loss	(74)	(92)
Total stockholders’ equity	70,403	64,893

Total liabilities and stockholders’ equity	$118,939	$111,238

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net revenue:
Products	$35,675	$33,486	$102,589	$89,688
Service	4,898	4,687	14,662	14,173
Total net revenue	40,573	38,173	117,251	103,861
Cost of revenue:
Products	15,909	13,859	46,876	38,843
Service	2,779	2,104	8,779	6,241
Total cost of revenue	18,688	15,963	55,655	45,084
Gross profit	21,885	22,210	61,596	58,777

Operating expenses:
Sales and marketing	14,479	13,148	43,102	36,708
Research and development	3,244	3,467	10,895	9,393
General and administrative	5,160	3,379	15,501	10,143
Lease termination income	—	(4,000)	—	(4,000)
Total operating expenses	22,883	15,994	69,498	52,244
Income (loss) from operations	(998)	6,216	(7,902)	6,533
Interest and other income (expense), net	(49)	197	(80)	746
Income (loss) before income taxes	(1,047)	6,413	(7,982)	7,279
Provision (benefit) for income taxes	(174)	225	(3,505)	166
Net income (loss)	$(873)	$6,188	$(4,477)	$7,113

Net income (loss) per share:
Basic	$(0.06)	$0.44	$(0.33)	$0.51
Diluted	$(0.06)	$0.42	$(0.33)	$0.48

Weighted-average number of shares used in per share calculations:
Basic	13,851	13,973	13,717	13,917
Diluted	13,851	14,767	13,717	14,733

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$(873)	$6,188	$(4,477)	$7,113
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gains (losses) on available-for-sale investments	13	5	9	13
Less: Reclassification adjustment for gains (losses) on investments recognized during the period	—	—	9	(4)
Net change in unrealized gain and losses on available-for-sale investments	13	5	18	9
Tax provision	—	—	—	—
Other comprehensive income (loss), net of tax	13	5	18	9
Comprehensive income (loss)	$(860)	$6,193	$(4,459)	$7,122

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$(4,477)	$7,113
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	5,524	3,623
Depreciation of tangible assets	849	750
Amortization of contract acquisition costs	1,304	—
Change in deferred tax assets	(3,507)	—
Provision for doubtful accounts receivable	877	(9)
Other	215	(58)
Changes in assets and liabilities:
Accounts receivable	(5,544)	(3,048)
Inventories	(2,540)	(8,751)
Other current assets and prepaid expenses	(797)	(633)
Other long-term assets	(2,301)	(1)
Accounts payable	6,319	3,207
Accrued liabilities	(4,177)	4,757
Other long-term liabilities	105	—
Deferred revenue	58	652
Income tax liability	(27)	3
Net cash provided by (used in) in operating activities	(8,119)	7,605

Cash flows from investing activities:
Acquisition of property, equipment and software	(1,214)	(443)
Disposal of property and equipment	41	53
Proceeds from sales of marketable investments	13,044	9,154
Proceeds from maturities of marketable investments	8,050	39,612
Purchase of marketable investments	(4,390)	(44,156)
Net cash provided by investing activities	15,531	4,220

Cash flows from financing activities:
Repurchase of common stock	—	(13,776)
Proceeds from exercise of stock options and employee stock purchase plan	3,603	4,566
Taxes paid related to net share settlement of equity awards	(2,971)	(1,332)
Payments on capital lease obligations	(362)	(274)
Net cash provided by (used) in financing activities	270	(10,816)

Net increase in cash and cash equivalents	7,682	1,009
Cash and cash equivalents at beginning of period	14,184	13,775
Cash and cash equivalents at end of period	$21,866	$14,784

Supplemental disclosure of non-cash items:
Assets acquired under capital lease	$610	$257

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets laser and energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: excel, enlighten, Juliet, Secret RF, truSculpt and xeo. The Company’s systems offer multiple hand pieces and applications, allowing customers to upgrade their systems. The sales of (i) systems, system upgrades and hand pieces (“Systems” revenue); (ii) hand piece refills applicable to Titan, truSculpt 3D and truSculpt iD , as well as single use disposable tips applicable to Juliet, Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products ("Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan , truSculpt 3D and truSculpt iD ) and service labor for the repair and maintenance of products that are out of warranty, all of which are classified as “Service” revenue.

Headquartered in Brisbane, California, the Company has wholly-owned subsidiaries that are currently operational in Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. The Company’s wholly owned subsidiary in Italy is currently dormant. These active subsidiaries market, sell and service the Company’s products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company accounts, transactions and balances have been eliminated.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of September 30, 2018, its results of operations for the three and nine months periods ended September 30, 2018, and 2017, respectively, comprehensive income (loss) for the three and nine months periods ended September 30, 2018 and 2017, respectively, and cash flows for the nine months ended September 30, 2018, and 2017, respectively. The December 31, 2017 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2018.

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

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, accounts receivable and sales allowances, valuation of inventories, fair values of goodwill, useful lives of property and equipment, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, fair value of investments, the standalone selling price of the Company's products and services, the customer life and period of benefit used to capitalize and amortize contracts acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates, among others. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

 Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of world financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, management of international activities, competition from substitute products and larger companies, ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals.

Comparability

The Company adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The consolidated balance sheet as of December 31, 2017 and results of operations for the three and nine months ended September 30, 2017 were prepared using an accounting standard that was different than that in effect for the three and nine months ended September 30, 2018. As a result the consolidated balance sheets as of September 30, 2018 and December 31, 2017 are not directly comparable, nor are the condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and September 30, 2017.

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

See Note 2 - Revenue Recognition, for additional accounting policy and transition disclosures.

Other Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU No. 2018-07, "Compensation -Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting". The new guidance changes the accounting for nonemployee awards including: (1) Equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (2) For performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (3) The current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC 606. The amendments in the new guidance are effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted for public companies, but no earlier than an entity’s adoption date of Topic 606. The Company will adopt the new standard effective January 1, 2019. The Company has immaterial non-employee stock based expense, and expects that the impact upon adoption of the new standard will not be material to the financial statements.

In February 2016, the FASB issued ASU 2016-02 , "Leases," which will require, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures will be enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018 -11, "Targeted Improvements," which gives the option to apply the transition provisions of ASU 2016-02  at its adoption date instead of at the earliest comparative period presented in its financial statements. In addition, ASU 2018 2018 -11 provides a practical expedient that permits lessors to not separate nonlease components from the associated lease component if certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10 , "Codification Improvements to Topic 842, Leases," which clarifies certain aspects of ASU 2016-02 . The Company will adopt ASU 2016-02  on a modified retrospective basis on its adoption date of January 1, 2019 with practical expedients, instead of at the earliest comparative period presented in the Company’s financial statements. The Company expects the impact to be material.

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

Upon adoption of Topic 606, the Company recorded an increase to retained earnings, net of deferred tax liability, of $3.8 million (Note 12) for contracts still in force as of January 1, 2018 for the following items in the first and second quarters of 2018:

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

●	$210,000 decrease in accrued liabilities.
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

The Company’s revenue consists of Products and Service revenue resulting from the sale of systems, training on the systems, extended service contracts, consumables and other accessories. The Company accounts for a contract with a customer when there is a legally enforceable contract between the Company and the customer, the rights of the parties are identified, the contract has commercial substance, and collectability of the contract consideration is probable. Revenues are recognized when control of the promised goods or services are transferred to the Company’s customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services.

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and service are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the contract. The Company’s system sale arrangements include a combination of the following performance obligations: the system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts and marketing services. For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services (which are satisfied over time), the Company generally satisfies all of the performance obligations at a point in time. Systems, system accessories (hand pieces), training, and time and material services are also sold on a stand-alone basis.

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated balance sheet as of September 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)

Other long-term assets	$6,048	$5,380	$668
Deferred tax asset	21,402	(1,160)	22,562
Accrued liabilities	22,904	(111)	23,015
Deferred revenue	11,319	(315)	11,634
Retained earnings (deficit)	2,283	4,645	(2,132)

The following table summarizes the effects of adopting Topic 606 on the Company’s condensed consolidated income statement for the three months ended September 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP

	(In thousands)
Products revenue	$35,675	$(56)	$35,731
Service revenue	4,898	(59)	4,957
Sales and marketing	14,479	(55)	14,534
Interest and other income, net*	(49)	(55)	6

The following table summarizes the effects of adopting Topic 606 on Company’s condensed consolidated income statement for the nine months ended September 30, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP

	(In thousands)
Products revenue	$102,589	$9	$102,580
Service revenue	14,662	74	14,588
Sales and marketing	43,102	(703)	43,805
Interest and other income, net*	(80)	(184)	104

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

Note 3. Cash, Cash Equivalent and Marketable Investments

The Company invests its cash primarily in money market funds and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies, commercial paper and corporate debt securities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and the Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short term operating expenses.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

September 30, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$13,355	$—	$—	$13,355
Money market funds	8,511	—	—	8,511
Total cash and cash equivalents	21,866	—	—	21,866

Marketable investments:
U.S. government notes	$2,015	—	(1)	$2,014
Municipal securities	202	—	(1)	201
Corporate debt securities	2,815	1	(13)	2,803
Total marketable investments	5,032	1	(15)	5,018

Total cash, cash equivalents and marketable investments	$26,898	$1	$(15)	$26,884

December 31, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents:
Cash	$14,058	$—	$—	$14,058
Money market funds	126	—	—	126
Total cash and cash equivalents	14,184	—	—	14,184

Marketable investments:
U.S. government notes	11,885	—	(15)	11,870
Municipal securities	201	—	(1)	200
Commercial paper	1,836	—	(3)	1,833
Corporate debt securities	7,838	2	(15)	7,825
Total marketable investments	21,760	2	(34)	21,728

Total cash, cash equivalents and marketable investments	$35,944	$2	$(34)	$35,912

As of September 30, 2018 and December 31, 2017, total gross unrealized losses were $15,000 and $34,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of September 30, 2018 (in thousands):

Amount
Due in less than one year	$4,619
Due in 1 to 3 years	399
Total marketable investments	$5,018

Note 4. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company’s financial instruments include cash equivalents, accounts receivable, accounts payable and accrued liabilities. Carrying amounts of the Company's financial instruments, approximate their fair values as of the balance sheet dates given their generally short maturities. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below in accordance with ASC 820:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. The Company also considers counterparty credit risk in its assessment of fair value.

As of September 30, 2018, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$8,511	$—	$—	$8,511
Marketable investments:
Available-for-sale securities	—	5,018	—	5,018
Total assets at fair value	$8,511	$5,018	$—	$13,529

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

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2018 is less than 7 months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017 the Company did not have any Level 3 investments.

Note 5. Balance Sheet Details

Inventories

As of September 30, 2018 and December 31, 2017, inventories consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$18,177	$19,160
Work in progress	2,079	2,744
Finished goods	11,066	6,878
Total	$31,322	$28,782

 Accrued Liabilities

As of September 30, 2018 and December 31, 2017, accrued liabilities consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Accrued payroll and related expenses	$11,098	$12,567
Sales and marketing programs	2,138	3,710
Warranty liability	3,640	3,508
Sales tax	2,728	2,920
Other	3,300	4,143
Total	$22,904	$26,848

Note 6. Warranty and Extended Service Contracts

The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Belgium, France, Germany, Hong Kong, Japan, and Switzerland, as well as through third-party service providers in Spain and the United Kingdom. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on a extended service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under warranty at the time of sale. The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning Balance	$3,561	$2,877	$3,508	$2,461
Add: Accruals for warranties issued during the period	1,589	959	6,164	5,038
Less: Warranty related expenses during the period	(1,510)	(896)	(6,032)	(4,559)
Ending Balance	$3,640	$2,940	$3,640	$2,940

Note 7. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 9% of the Company’s total revenue for the nine months ended September 30, 2018.

The Company's system sale arrangements generally contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and service are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the contract. The Company’s system sale arrangements include a combination of the following performance obligations: the system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts and marketing services.

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services (which are satisfied over time), the Company generally satisfies all of the performance obligations at a point in time. Systems, system accessories (hand pieces), training, time and materials services are also sold on a stand-alone basis, and related performance obligations are satisfied at a point in time. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price basis.

Nature of Products and Services

Systems

System revenue represents the sale of a system or an upgrade of an existing system. A system consists of a console that incorporates a universal graphic user interface, a laser or other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides the Company with a source of additional Systems revenue.

The Company concludes that the system or upgrade and the right to use the embedded software represent a single performance obligation as the software license is integral to the functionality of the system or upgrade.

The Company does not identify calibration and installation services for systems other than enlighten as performance obligations because such services are immaterial in the context of the contract.  The related costs to complete calibration and installation for systems other than enlighten are immaterial. Calibration and installation services for enlighten systems are identified as separate performance obligations.

For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end-customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company recognizes revenue on a cash basis for system sales to international direct end-customer sales that have not been credit approved, as the performance obligations in the contract are satisfied. For systems sold through credit approved distributors, revenue is recognized at the time of shipment. The Company’s system arrangements generally do not provide a right of return. The Company provides a standard one-year warranty coverage for all systems sold to end-customers to cover parts and service, and extended service plans that vary by the type of product and the level of service desired.

The Company typically receives payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.

Skincare products

The Company sells third-party manufactured skincare products in Japan. The third-party skincare products are purchased from the third-party manufacturers and sold to licensed physicians. The Company acts as the principal in this arrangement, as it determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. Skincare products are typically sold in contracts in which the skincare products represent the sole performance obligations. The Company recognizes revenue for skincare products at a point in time, generally upon shipment.

Consumables (Other accessories)

The Company treats its customers' purchases of replacement Titan, truSculpt 3D and truSculpt iD hand pieces as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Company’s recently launched Juliet and Secret RF products have single use disposable tips which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. Hand piece refills of the Company’s legacy truSculpt product are accounted for in accordance with the Company’s standard warranty and service contract policies.

Extended contract services

The Company offers post-warranty services to its customers through extended service contracts that cover preventive maintenance and (or) replacement parts and labor for a term of one, two, or three years. The Company also offers services on a time-and-materials basis for detachable hand piece replacements, parts and labor. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base. Service revenue is recognized over time, using a time based measure of progress, as the customers benefit from the service throughout the service period. Revenue related to services performed on a time-and-materials basis is recognized when performed.

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

Customer Marketing Support

In North America, the Company offers marketing and consulting phone support to its customers who purchase its truSculpt 3D and truSculpt iD systems. These customer marketing support services include a practice development model and marketing training, performed remotely with ongoing phone consultations for six months from date of purchase. The Company considers customer marketing support a separate performance obligation, and recognizes revenue over the six-month term of the contracts. The Company estimates the standalone selling price of customer marketing support by using the cost plus a margin approach.

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

The Company has however concluded that set-up or installation for all other systems (excluding the enlighten system) is perfunctory as the set-up or installation for systems other than enlighten takes only a short time and the related costs to complete set-up or installation are immaterial.

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

Customer Marketing Support: SSP is estimated based on cost plus a margin.

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

Total capitalized costs as of September 30, 2018 were $5.4 million and are included in other long-term assets in the Company’s condensed consolidated balance sheet. Amortization of this asset was $0.5 million and $1.3 million, respectively, during the three and nine months ended September 30, 2018 and is included in sales and marketing expense in the Company’s condensed consolidated statements of operations.

Note 8. Contract Balances

The Company records deferred revenue when revenue is recognized subsequent to invoicing.  For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term.  The Company’s extended service contracts typically have one, two or three year terms.  Deferred revenue also includes payments for installation, training and extended marketing support service.  Approximately 79% of the Company’s deferred revenue balance of $11.3 million as of September 30, 2018 will be recognized over the next 12 months.

The following table provides changes in the deferred contract revenue balance for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Beginning Balance	$11,807	$10,013	$11,656	$9,431
Add: Payments received	3,609	3,178	12,025	10,290
Less: Revenue recognized	(4,097)	(3,233)	(12,362)	(9,763)
Ending Balance	$11,319	$9,958	$11,319	$9,958

Costs for extended service contracts for the three and nine months ended September 30, 2018, were $1.7 million and $5.7 million, respectively.

Note 9. Stockholders’ Equity and Stock-based Compensation Expense

In 1998, the Company adopted the 1998 Stock Plan, under which 4,650,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. On January 12, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan. A total of 1,750,000 shares of common stock were originally reserved for issuance pursuant to the 2004 Equity Incentive Plan. In addition, the shares reserved for issuance under the 2004 Equity Incentive Plan included shares reserved but un-issued under the 1998 Stock Plan and shares returned to the 1998 Stock Plan as the result of termination of options or the repurchase of shares. In 2012 the Company's stockholders approved a “fungible share” provision whereby each full-value award issued under the 2004 Equity Incentive Plan results in a requirement to subtract 2.12 shares from the shares reserved under the plan.

Activity under the Company’s Amended and Restated 2004 Equity Incentive Plan, as amended, is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance as of December 31, 2017	1,494,865	839,919	$16.46

Options granted	(21,010)	21,010	50.65
Stock awards granted(1)	(530,876)
Options exercised	—	(241,021)	10.16
Options canceled	46,333	(46,333)	22.14
Stock awards canceled(1)	95,775	—	—
Balance, as of September 30, 2018	1,085,088	573,575	$19.90

(1)

The Company has a “fungible share” provision in its Amended and Restated 2004 Equity Incentive Plan whereby for each full-value award (RSU/PSU) issued or canceled under the plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively.

Under the Amended and Restated 2004 Equity Incentive Plan, the Company issued 412,617 shares of common stock during the nine months ended September 30, 2018, in conjunction with stock options exercised and the vesting of restricted stock units ("RSUs") and Performance stock units ("PSUs").

As of September 30, 2018, there was approximately $14.5 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.53 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including actual forfeitures experienced and the degree of achievement of the performance goals related to PSUs granted.

Non-Employee Stock-Based Compensation

The Company granted 3,384 RSUs and 3,384 PSUs to non-employees during the nine months ended September 30, 2018, and 7,745 stock options and 2,478 RSUs during the year ended December 31, 2017. Stock options typically vest over 4 years at 25% on the first anniversary of the grant date and 1/48th each month thereafter. The RSUs vest over 4 years at 25% on each anniversary of the grant date, while vesting of the PSUs is subject to the recipient's continued service and achievement of pre-established metrics. The RSUs, PSUs and stock options were granted in exchange for consulting services to be rendered. The Company recognizes stock-based compensation expense for the stock options and stock awards granted to non-employees in an amount equal to the equity instruments fair value when the equity instrument vests.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$196	$101	$576	$377
Sales and marketing
Employee	572	394	1,684	1,215
Non-Employee	(32)	—	60	—
Research and development	164	157	617	633
General and administrative	731	345	2,587	1,398
Total stock-based compensation expense	$1,631	$997	$5,524	$3,623

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(873)	$6,188	$(4,477)	$7,113
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	13,851	13,973	13,717	13,917
Dilutive effect of incremental shares and share equivalents	—	794	—	816
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	13,851	14,767	13,717	14,733
Net income (loss) per share:
Net income (loss) per share, basic	$(0.06)	$0.44	$(0.33)	$0.51
Net income (loss) per share, diluted	$(0.06)	$0.42	$(0.33)	$0.48

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Options to purchase common stock	607	42	707	31
Restricted stock units	411	—	419	6
Performance stock units	24	—	19	—
Employee stock purchase plan shares	47	—	82	—
Total	1,089	42	1,227	37

Note 11. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full year to "ordinary" income or loss (pretax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items. The income tax benefits for the three and nine months ended September 30, 2018 reflect a projected income tax benefit for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. This tax benefit is increased by excess tax benefits generated by stock deductions exercised or vested in the three and nine months ended September 30, 2018.

For the three and nine months ended September 30, 2018, the Company's income tax benefit was $174,000 and $3,505,000 respectively, compared to income tax expense of $225,000 and $166,000 for the same periods in 2017. The income tax benefits for the three and nine months ended September 30, 2018 include a tax benefit for excess tax deductions of approximately $0.3 million and $2.8 million, respectively, recorded discretely in the reporting period.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of December 31, 2017, the Company released its valuation allowance against U.S. federal and all other domestic state net deferred tax assets except for California and Massachusetts. The Company maintained this valuation allowance position through September 30, 2018. Significant management judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considered all available positive and negative evidence. The Company also considered, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences, the implementation of feasible and prudent tax planning strategies and the impact of the Tax Cuts and Jobs Act of 2017.

Note 12. Correction of Prior Period Immaterial Error

During the three months ended June 30, 2018, management discovered that the Company had not recorded the tax effect of the adoption of ASC 606 in the balance sheet of the unaudited condensed consolidated financial statements as of March 31, 2018. Upon adoption of Topic 606, the Company recorded an increase to retained earnings of $5.0 million for contracts still in force as of January 1, 2018. The tax effect of the 606 adoption was $1.2 million.

The Company evaluated the impact of the error on prior period and determined that the effect was not material to the financial statements as of and for the three months ended March 31, 2018 and six months ended June 30, 2018. The Company corrected the error in the unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2018. The correction of the error increased the Company's deferred tax liability by $1.2 million and decreased retained earnings by $1.2 million (Note 2) as of January 1, 2018.

The Company’s condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three months ended March 31, 2018, the three and six months ended June 30, 2018, and the three and nine months ended September 30, 2018 were not affected by this correction of the error. Accordingly, the Company's loss per share for the three months ended March 31, 2018, the three and six months ended June 30, 2018, and the three and nine months ended September 30, 2018 remains unchanged.

Note 13. Commitments and Contingencies

Operating Leases

The Company leases space for operations in United States, Japan and France. Future minimum lease commitments under the Company’s facility operating leases as of September 30, 2018 were as follows (in thousands):

Year Ending December 31,	Amount
2018	$745
2019	2,981
2020	2,922
2021	2,544
2022	2,496
2023 and beyond	214
Total future minimum lease payments	$11,902

In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under capital leases. The remaining committed lease payments as of September 30, 2018 was $1.15 million.

Contingencies

The Company is named from time to time as a party to other legal proceedings, product liability, commercial disputes, employee disputes, and contractual lawsuits in the ordinary course of business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. A liability and related charge are recorded to earnings in the Company’s consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred.

As of September 30, 2018 and December 31, 2017, the Company had accrued $67,000 and $91,000, respectively related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Note 14. Segment reporting

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"), who makes decision on allocating resources and in assessing performance. The CEO reviews the Company's consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CEO views its operations, manages its business, and uses one measurement of profitability for the one operating segment - which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table presents a summary of revenue by geography for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Revenue mix by geography:
United States	$24,329	$23,275
Japan	5,021	4,686
Asia, excluding Japan	4,348	3,488
Europe	2,356	2,024
Rest of the world	4,519	4,700
Total consolidated revenue	$40,573	$38,173
Revenue mix by product category:
Systems	$33,197	$31,861
Consumables	1,055	596
Skincare	1,423	1,029
Total product revenue	$35,675	$33,486
Service	4,898	4,687
Total consolidated revenue	$40,573	$38,173

The following table presents a summary of revenue by geography for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Revenue mix by geography:
United States	$73,597	$64,058
Japan	12,522	12,276
Asia, excluding Japan	11,422	9,501
Europe	6,729	5,469
Rest of the world	12,981	12,557
Total consolidated revenue	$117,251	$103,861
Revenue mix by product category:
Systems	$95,727	$84,969
Consumables	2,881	1,743
Skincare	3,981	2,976
Total product revenue	$102,589	$89,688
Service	14,662	14,173
Total consolidated revenue	$117,251	$103,861

Note 15. Debt

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Original Revolving Line of Credit”) in the original principal amount of $25 million. The Original Revolving Line of Credit terminates on May 30, 2021. As of September 30, 2018, there were no borrowings under the Revolving Line of Credit.

Covenants

The Original Revolving Line of Credit contained financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.5 to 1.0 and a TTM adjusted EBITDA of not less than $10 million. A violation of any of the covenants could result in a default under the Original Revolving Line of Credit that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Loan and Security Agreement.

During the third quarter of 2018, the Company determined that the Company was in violation of certain financial covenants in the Original Revolving Line of Credit. Upon receipt of this notice, we entered into discussions with Wells Fargo to amend and revise certain terms of the Original Revolving Line of Credit.  Following the end of our third quarter, on or about November 2, 2018, we entered into a First Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Revised Revolving Line of Credit”).

The Revised Revolving Line of Credit provides for an original principal amount of $15 million, with the ability to request an additional $10 million and a waiver of any existing defaults under the Original Revolving Line of Credit as long as the Company is in compliance with the terms of the Revised Revolving Line of Credit.

Similar to the Original Revolving Line of Credit, the Revised Revolving Line of Credit contains revised financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.0 to 1.0 and a graduated scale of TTM adjusted EBITDA of not less than $1 million as of the last day of the 2018 third fiscal quarter; $2.5 million as of the last day of the 2018 fourth fiscal quarter; $4 million as of the last day of the 2019 first and second fiscal quarters; $6.5 million as of the last day of the 2019 third fiscal quarter; and $10 million as of the last day of each fiscal quarter thereafter.

The Company must maintain a minimum cash balance of unrestricted cash equal to at least $15 million, $13 million of which shall be maintained at Wells Fargo. As of the last day of each calendar quarter, the Company must maintain a balance of unrestricted cash equal to at least $20 million. This minimum cash balance requirement shall not apply if and when the Company achieves $15 million of TTM Adjusted EBITDA.

A violation of any of the covenants could result in a default under the Revised Revolving Line of Credit that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Revised Revolving Line of Credit.

As of the date of this filing, there were no borrowings under either the Revised Revolving Line of Credit, or the Original Revolving Line of Credit, and the Company is in compliance with all financial covenants of the Revised Revolving Line of Credit.

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

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The statements are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

●	changes in the Company’s common stock price;
●	the inability to meet the Company's debt repayment obligations under the Loan and Security Agreement with Wells Fargo Bank, N.A. (the “Revised Revolving Line of Credit”) due to insufficient cash;
●	the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
●	the possibility that cybersecurity breaches, data breaches, and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on the Company’s clinical, manufacturing, sales, marketing and product development efforts;
●	the Company’s ability to obtain and retain personnel;
●	the availability of key components, materials and contract services, which depends on the Company’s ability to forecast sales, among other things;
●	investigations of the Company’s business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	impact of the FDA communication letter regarding “vaginal rejuvenation” procedures using energy-based devices on sales of the Company's products;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	continued volatility in the global market and worldwide economic conditions, including, but not limited to, the impact of events such as Brexit;
●	changes in tax laws, including the new U.S. tax reform, and changes due to Brexit, or exposure to additional income tax liabilities;
●	the impact of the new European Union privacy regulations (the General Data Protection Regulation) on the Company’s resources - the failure to comply could result in fines;
●	The impact of tariffs on sales of the Company's products and purchases from suppliers.
●	the financial health of the Company’s customers and their ability to purchase the Company’s products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.

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
●

Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of September 30, 2018.

Executive Summary

Company Description

We are a leading medical device company specializing in the research, development, manufacture, marketing and servicing of laser and energy based aesthetics systems for practitioners worldwide. In addition to internal development of products, we distribute third party sourced products under the Company’s own brand names. We offer easy-to-use products which enable physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and rejuvenation, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and vaginal health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. In addition to systems and upgrade revenue, we generate revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, the sale of hand piece refills, and distributing third-party manufactured skincare products.

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin rejuvenation, in January 2018, enlighten SR in April 2018, and truSculpt iD in July 2018.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a worldwide distributor network in over 40 countries.

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, as well as single use disposable tips applicable to Juliet, Secret RF (“Consumables” revenue), and the sale of skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

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

The Company’s primary system platforms include: excel, enlighten, Juliet, Secret RF, truSculpt and xeo.

Service includes prepaid service contracts, training services, enlighten installation, direct billings for detachable hand piece replacements and revenue for parts, customer marketing support and labor on out-of-warranty products.

Significant Business Trends

The Company believes that the ability to grow revenue will be primarily dependent on the following:

●	continuing to expand the Company’s product offerings, both through internal development and sourcing from other vendors;
●	ongoing investment in the Company’s global sales and marketing infrastructure;
●	use of clinical results to support new aesthetic products and applications;
●	enhanced luminary development and reference selling efforts (to develop a location where Company’s products can be displayed and used to assist in selling efforts);
●	customer demand for the Company’s products;
●	weakening against the U.S. dollar of key international currencies in which we transact (e.g. Australian Dollar, Japanese Yen, Euro, Swiss Franc and British Pound);
●	consumer demand for the application of the Company’s products;
●	marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
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

On July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices.  The Company was not named in the announcement, and the Company has not received a letter from the agency, however the Company’s Juliet device is promoted and used by physicians in procedures that are the subject of the FDA’s public warning. The Company is not aware of any adverse events resulting from the use of Juliet anywhere in the world, and is confident in Juliet’s development and promotion based on science and clinical evidence.

Notwithstanding, the Company saw a significant slowdown in the sales of Juliet in the third quarter of 2018, particularly in the last month of the quarter, when the Company does the bulk of its sales. The Company believes this relates to the safety letter, given the timing.

The Company supports any action that helps ensure patient safety going forward. The Company has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful, not misleading, fair and balanced, and supported by sound scientific evidence.

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

Critical accounting policies, significant judgments and use of estimates

The Company's management discussion and analysis of financial condition and results of operations are based upon the Company’s unaudited condensed consolidated financial statements. For the three and nine months ended September 30, 2018, the Company’s income tax benefit was $174,000 and $3,505,000, respectively, compared to income tax expense of $225,000 and $166,000, respectively, for the same periods in 2017. In the nine months ended September 30, 2018, the Company calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full year to ordinary income or loss for the reporting period. The Company’s income tax benefit for the nine months ended September 30, 2018 reflects a projected income tax benefit for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. The income tax benefit includes excess tax benefits generated by stock deductions exercised or vested in the nine months ended September 30, 2018.

For the Company’s income tax provision in the nine months ended September 30, 2017, the tax benefit was primarily related to projected U.S. alternative minimum taxes and income taxes from non-U.S. operations. The income tax benefit resulted from applying the annual effective tax rate by the year-to-date ordinary loss. The projected income tax reflected utilization of net operating loss carryforwards. However, the tax effect of such utilization was offset by a change in valuation allowance for the nine months ended September 30, 2017 condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, (“U.S. GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate the Company’s critical accounting policies and estimates. The Company based the estimates on historical experience and on various other assumptions that the Company believes to be reasonable in the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions. The Company’s significant accounting policies are more fully described in Note 1 of the accompanying unaudited condensed consolidated financial statements and in Note 2 to the Company’s audited consolidated financial statements contained in the Annual Report on Form 10-K filed on March 26, 2018 with the SEC. With the exception of the change in revenue recognition as a result of the adoption of ASC Topic 606, (see Notes 2 and 7) there have been no new or material changes to the critical accounting policies and estimates discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, that are of significance, or potential significance to the Company.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout the Company’s discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenue	100%	100%	100%	100%
Cost of revenue	46%	42%	47%	43%
Gross margin	54%	58%	53%	57%

Operating expenses:
Sales and marketing	36%	34%	37%	35%
Research and development	8%	9%	9%	9%
General and administrative	13%	9%	13%	10%
Lease termination income	0%	(10)%	0%	(4)%
Total operating expenses	57%	42%	59%	50%

Income (loss) from operations	(3)%	16%	(7)%	6%
Interest and other income (expense), net	—	1%	—	1%
Income (loss) before income taxes	(3)%	17%	(7)%	7%

Provision (benefit) for income taxes	—	1%	(3)%	—
Net income (loss)	(3)%	16%	(4)%	7%

Revenue

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

As of September 30, 2018, approximately 9% of the Company’s revenue is recognized over time, and the remainder of the revenue is recognized upon completion of delivery. Revenue recognized over time relates to revenue from the Company’s extended service contracts and customer marketing support. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

During the three and nine months ended September 30, 2018 the Company recognized revenue based on the ASU No.2014-09, “Revenue from Contracts with Customers (Topic 606),” but revenue for the three and nine months ended September 30, 2017 was recognized based on Topic 605. Therefore, the periods are not directly comparable. For additional information on the impact of the new accounting standard on the Company’s revenue, see Notes 2 and 7 in the accompanying unaudited condensed consolidated financial statements.

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Revenue mix by geography:
United States	$24,329	5%	$23,275	$73,597	15%	$64,058
International	16,244	9%	14,898	43,654	10%	39,803
Consolidated total revenue	$40,573	6%	$38,173	$117,251	13%	$103,861

United States as a percentage of total revenue	60%		61%	63%		62%
International as a percentage of total revenue	40%		39%	37%		38%

Revenue mix by product category:
Systems
- North America	$22,628	3%	$21,869	$67,458	14%	$58,955
- Rest of World	10,569	6%	9,993	28,269	9%	26,014
Total Systems	33,197	4%	31,862	95,727	13%	84,969
Consumables	1,055	77%	595	2,881	65%	1,743
Skincare	1,423	38%	1,029	3,981	34%	2,976
Total Products	35,675	7%	33,486	102,589	14%	89,688
Service	4,898	5%	4,687	14,662	3%	14,173
Total Net Revenue	$40,573	6%	$38,173	$117,251	13%	$103,861

Total Net Revenue

The Company’s revenue increased by 6% and 13% respectively, for the three and nine months periods ended September 30, 2018, compared to the same periods in 2017, due primarily to increased system revenues.

Revenue by Geography

The Company’s U.S. revenue increased by $1.0 million, or 5%, and $9.5 million, or 15%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. This increase was due primarily to the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018.

The Company’s international revenue increased $1.3 million, or 9%, and $3.9 million, or 10%, for the three and nine months ended September 30, 2018, compared to the same periods in 2017. The increase was due to growth in the Company’s business in Europe, the Middle East and Asia including Japan.

Revenue by Product Type

Systems Revenue

Systems revenue in North America increased by $0.8 million, or 3%, and $8.5 million, or 14%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017, due to sales in the U.S. and the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018. The Rest of the World systems revenue increased by $0.6 million or 6%, and $2.3 million, or 9%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Asia, including Japan, as well as increases in the Company’s distributor business in the Middle East and Europe, partially offset by decreases in the Company’s direct business in Australia and Europe.

Consumables Revenue

Consumables revenue increased by $0.5 million, or 77%, and $1.1 million, or 65% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The increase in consumables revenue was due to the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018, each of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased by $0.4 million, or 38%, and $1.0 million, or 34%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. This increase was due primarily to increased marketing and promotional activities.

Service Revenue

The Company’s Service revenue increased by $211,000, or 5%, and $489,000, or 3%, for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. This increase was due primarily to increased sales of system parts to the Company's network of international distributors.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Gross profit	$21,885	(2)%	$22,210	$61,596	5%	$58,777
As a percentage of total net revenue	54%		58%		53%	57%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities.

Gross margins in the three and nine months ended September 30, 2018 declined 4 percentage points, compared to the same period in 2017. The reduced gross margins during the three and the nine months ended September 30, 2018 were due primarily to:

●

Slightly lower average system pricing across the legacy portfolio. The Company experienced continued pricing pressure on the average selling price of the Company’s enlighten system due to ongoing sales programs;

●	Product revenue generated from distributors, which increased by 10% and 11% respectively for the three and nine months ended September 30, 2018, compared to the same period in 2017; offset by
●	Consumables revenue, which is generated by procedural activity from the Company’s Secret RF, Juliet systems and truSculpt systems increased 65%, compared to the same period in 2017; and
●	Higher margins generated from the Company’s truSculpt iD system which was launched in North America in July 2018 and in EMEA in September 2018.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Sales and marketing	$14,479	10%	$13,148	$43,102	17%	$36,708
As a percentage of total net revenue	36%		34%	37%		35%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $1.3 million increase in sales and marketing expenses during the three months ended September 30, 2018 compared to the same period in 2017 was due primarily to:

●	$0.2 million increase in stock based compensation, due to headcount increase
●	$0.5 million of higher promotional and product demonstration expenses, primarily in North America;
●	$0.3 million of higher travel related expenses in North America resulting from increased headcount;
●	$0.2 million of consulting expenses;
●	$0.1 million of higher facility expenses due to the increase in our Brisbane headquarters rental cost.

The $6.4 million increase in sales and marketing expenses during the nine months ended September 30, 2018 compared to the same period in 2017 was due primarily to:

●	$1.9 million net increase in personnel related expenses and $0.5 million net increase in stock based compensation, driven primarily by higher headcount and commissions in North America ;
●	$1.9 million increase promotional and clinical training expenses;
●	$1.3 million of higher travel related expenses in North America, resulting from increased headcount;
●	$0.3 million of higher facility expenses due to increase in the Company's Brisbane headquarters rental cost;
●	$0.3 million of consulting expenses; and
●	$0.2 million increase in other administrative expense.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Research and development	$3,244	(6)%	$3,467	$10,895	16%	$9,393
As a percentage of total net revenue	8%		9%	9%		9%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $223,000 or 6%, and represented 8% of total net revenue, in the three months ended September 30, 2018, compared to 9% of total net revenue for the same period in 2017. This decrease in expense was due primarily to decrease in material cost related to ongoing research and development efforts.

R&D expenses increased by $1.5 million or 16%, and represented 9% of total net revenue, in the nine months ended September 30, 2018, compared to 9% of total net revenue for the same period in 2017. This increase in expense was due primarily to $0.6 million increase in professional fees and consulting expenses, $0.4 million in rental expenses, and $0.5 million of increased personnel costs related to headcount increases.

General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
General and administrative	$5,160	53%	$3,379	$15,501	53%	$10,143
As a percentage of total net revenue	13%		9%	13%		10%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $1.8 million, or 53%, and represented 13% of total net revenue in the three months ended September 30, 2018, compared to 9% of total net revenue in the same period in 2017, due primarily to:

●	$0.8 million of increased fees related to professional fees and consulting services, primarily related to accounting, legal and tax;
●	$0.6 million of increased personnel related expenses, including $0.4 million in stock compensation, driven by increased headcount; and
●	$0.4 million of increased other administrative expense.

G&A expenses increased by $5.3 million, or 53%, and represented 13% of total net revenue in the nine months ended September 30, 2018, compared to 10% of total net revenue in the same period in 2017, due primarily to:

●	$1.8 million of increased personnel related expense and $1.2 million of increased stock based compensation due to higher headcount;
●	$1.1 million of increased fees related to professional and consulting services, primarily related to accounting and tax;
$0.5 million of higher facility expenses due to increase in the Company's Brisbane headquarters rental cost;
●	$0.4 million of increased legal fees;and
●	$0.3 million increased credit card fees as a result of increased North America system revenue.

Lease Termination Income

In July 2017, the Company agreed to terminate the building lease for a new facility in Fremont, California, which was entered into in May 2017. In conjunction with this lease termination, the Company received a lump sum termination payment of $4.0 million from the landlord.

Interest and Other Income (expense), Net

Interest and other income, net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Total interest and other income (expense), net	$(49)	(125)%	$197	$(80)	(111)%	$746
As a percentage of total net revenue	0%		1%	0%		1%

Interest and other income, net, decreased $246,000 or (125)% and $826,000 or (111)%, respectively, in the three and nine months ended September 30, 2018, compared to the same period in 2017. This decrease was due primarily to interest expense for multi-year post-warranty service contracts for customers who make payment more than one year in advance of receiving the service under the new revenue standard, which is new in 2018, an increase in net foreign exchange losses as well as a decrease in interest income from the Company’s marketable investments resulting from a decrease in the investment balance.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	% Change	2017	2018	% Change	2017
Income (loss) before income taxes	$(1,047)	(116)%	$6,413	$(7,982)	(210)%	$7,279
Provision (benefit) for income taxes	(174)	(177)%	225	(3,505)	(2,211)%	166

For the three and nine months ended September 30, 2018, the Company’s income tax benefits were $174,000 and $3,505,000, compared to income tax expense of $225,000 and $166,000 in the same periods in 2017. In the three and nine months ended September 30, 2018, the Company calculated the provision for income taxes for interim reporting periods by applying an estimate of the "annual effective tax rate" for the full year to ordinary income or loss for the reporting period. The Company’s income tax benefit for the three and nine months ended September 30, 2018 reflect a projected income tax benefit for U.S. and non-U.S. operations resulting in an annual effective tax rate applied to the year-to-date ordinary loss. The income tax benefit includes excess tax benefits generated by stock deductions exercised or vested of approximately $0.3 million and $2.8 million in the three and nine months ended September 30, 2018, respectively.

The income tax provision (benefit) for the three and nine months ended September 30, 2017 related primarily to U.S. alternative minimum taxes as the Company was able to utilize the net operating losses brought forward against the Company’s projected income for fiscal year 2017. In addition, the Company recorded discretely the net tax benefit of excess equity compensation costs (“windfalls”) of approximately $50,000 and $160,000 in the three and nine months ended September 30, 2017, respectively.

Liquidity and Capital Resources

Liquidity is the measurement of the Company’s ability to meet potential cash requirements, fund the planned expansion of the Company’s operations and acquire businesses. The Company’s sources of cash include operations, a revolving line of credit, sales and maturity of marketable investments, stock option exercises, and employee stock purchases. The Company actively manages the cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet the Company’s daily needs. The majority of the Company’s cash and investments are held in U.S. banks and the Company’s foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

At September 30, 2018 and December 31, 2017, the Company had $42.4 million and $45.1 million of working capital, respectively, and the Company’s cash and cash equivalents and marketable investments totaled $26.9 million and $35.9 million as of September 30, 2018 and December 31, 2017 respectively. The Company’s combined cash and cash equivalents and marketable investments balance decreased by $9.0 million for the nine months ended September 30, 2018 principally due to the settlement of accounts payable, accrued liabilities, increased inventory purchases related to the increasing demand of the Company’s products, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion. The following table summarizes the Company’s cash and cash equivalents and marketable investments:

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents, marketable investments and restricted investments:

(Dollars in thousands)	September 30, 2018	December 31, 2017	Change
Cash and cash equivalents	$21,866	$14,184	$7,682
Marketable investments	5,018	21,728	(16,710)
Total	$26,884	$35,912	$(9,028)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Net cash flow provided by (used in):
Operating activities	$(8,119)	$7,605
Investing activities	15,531	4,220
Financing activities	270	(10,816)
Net increase in cash and cash equivalents	$7,682	$1,009

 Cash Flows from Operating Activities

Net cash used in operating activities was $8.1 million in the nine months ended September 30, 2018, which was due primarily to:

●

$4.4 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $5.5 million, income tax benefit of $3.6 million, $0.9 million provision for doubtful accounts receivable, and $2.1 million depreciation and amortization expenses;

●	$6.3 million generated from an increase in accounts payable due primarily to increased inventory related purchases;
●	$4.2 million cash used to decrease accrued liabilities;
●	$3.1 million cash used to increase pre-paid expenses and other long term assets;
●	$5.5 million used as a result of increased accounts receivables; and
●	$2.5 million used to increase inventories.

Net cash provided by operating activities was $7.6 million in the nine months ended September 30, 2017, which was due primarily to:

●

$11.4 million generated due to net income of $7.1 million increased by non-cash related items consisting primarily of lease termination income of $4.0 million, stock-based compensation expense of $3.6 million and depreciation and amortization expenses of $750,000;

●	$3.2 million generated from an increase in accounts payable due primarily to increased material purchases;
●	$4.8 million generated from an increase in accrued liabilities due primarily to higher personnel and warranty costs; and
●	$0.7 million generated from an increase in deferred revenue; partially offset by
●	$8.8 million used to increase inventories;
●	$3.0 million used as a result of increased accounts receivables; and
●	$0.6 million used to increase pre-paid expenses.

Cash Flows from Investing Activities

Net cash provided by investing activities was $15.5 million in the nine months ended September 30, 2018, which was attributable primarily to:

●	$21.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$4.4 million of cash used to purchase marketable investments; and
●	$1.2 million of cash used to purchase property, equipment and software.

Net cash provided by investing activities was $4.2 million in the nine months ended September 30, 2017, which was attributable primarily to:

●	$48.8 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$44.2 million of cash used to purchase marketable investments; and
●	$0.4 million of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $270,000 in the nine months ended September 30, 2018, which was primarily due to:

●	$3.6 million proceeds from exercise of stock options and employee stock purchase plan, offset by
●	$3.0 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.4 million of cash used to pay capital lease obligations.

Net cash used in financing activities was $10.8 million in the nine months ended September, 2017, which was primarily due to:

●	$13.8 million used to repurchase common stock;
●	$1.3 million of cash used for taxes paid related to net share settlement of equity awards;
●	$0.3 million used to pay down our capital lease obligations; partially offset by
●	$4.6 million proceeds from exercise of stock options and employee stock purchase plan.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $26.9 million as of September 30, 2018. For the first nine months of 2018, the Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years.

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Original Revolving Line of Credit”) in the original principal amount of $25 million. The Original Revolving Line of Credit terminates on May 30, 2021. As of September 30, 2018, there were no borrowings under the Original Revolving Line of Credit.

Covenants

The Original Revolving Line of Credit contained financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.5 to 1.0 and a TTM adjusted EBITDA of not less than $10 million. A violation of any of the covenants could result in a default under the Original Revolving Line of Credit that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Loan and Security Agreement.

During the third quarter of 2018 the Company determined that the Company was in violation of certain financial covenants in the Original Revolving Line of Credit. Upon receipt of this notice, the Company entered into discussions with Wells Fargo to amend and revise certain terms of the Original Revolving Line of Credit.  Following the end of our third quarter, on or about November 2, 2018, the Company entered into a First Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Revised Revolving Line of Credit”).

The Revised Revolving Line of Credit provides for an original principal amount of $15 million, with the ability to request an additional $10 million, and a waiver of any existing defaults under the Original Revolving Line of Credit as long as the Company is in compliance with the terms of the Revised Revolving Line of Credit.

Similar to the Original Revolving Line of Credit, the Revised Revolving Line of Credit contains revised financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.0 to 1.0 and a graduated scale of TTM adjusted EBITDA of not less than $1 million as of the last day of the 2018 third fiscal quarter; $2.5 million as of the last day of the 2018 fourth fiscal quarter; $4 million as of the last day of the 2019 first and second fiscal quarters; $6.5 million as of the last day of the 2019 third fiscal quarter; and $10 million as of the last day of each fiscal quarter thereafter.

The Company must maintain a minimum cash balance of unrestricted cash equal to at least $15 million, $13 million of which shall be maintained at Wells Fargo. As of the last day of each calendar quarter, the Company must maintain a balance of unrestricted cash equal to at least $20 million. This minimum cash balance requirement shall not apply if and when the Company achieves $15 million of TTM Adjusted EBITDA.

A violation of any of the covenants could result in a default under the Revised Revolving Line of Credit that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Revised Revolving Line of Credit.

As of the date of this filing, there were no borrowings under either the Revised Revolving Line of Credit, or the Original Revolving Line of Credit, and the Company is in compliance with all financial covenants of the Revised Revolving Line of Credit.

Commitments and Contingencies

During the nine months ended September 30, 2018, there were no material changes to the Company’s commitments and contingencies described under Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 26, 2018.

Interest Rate Fluctuations

The Company holds cash equivalents as well as short-term and long-term fixed income securities. The Company’s investment portfolio includes fixed and floating rate securities. Changes in interest rates could impact the Company’s anticipated interest income. Fixed rate securities may have their fair market value adversely impacted due to fluctuations in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company’s future investment income may fall short of expectations due to changes in interest rates or we may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. To achieve this objective, we invest in debt instruments of the U.S. Government and its agencies and municipal bonds, high grade corporate bonds, commercial paper, CDs and money markets, and, by policy, restrict the Company’s exposure to any single type of investment or issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, we maintain investments at a weighted average maturity of generally less than eighteen months.

As of September 30, 2018, the Company had not drawn on the Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 2.09% as of September 30, 2018, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2018 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2018.

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

On July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices.  The Company was not named in the announcement, and the Company has not received a letter from the agency, however the Company’s Juliet device is promoted and used by physicians in procedures that are the subject of the FDA’s public warning. Additional risks and uncertainties not presently known to the Company or that the Company currently believes to be immaterial may also impair the Company’s business operations.

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
10.18

Loan and Security Agreement in the original principal amount of $25,000,000 by Cutera, Inc. in favor of Wells Fargo Bank, N.A. effective May 30, 2018 (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 6th day of November, 2018.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner
Consultant Chief Financial Officer
(Principal Financial and Accounting Officer)