Form 10-Q
period 2019-03-31
CUTERA INC
filed 2019-05-10
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____.

Commission File Number: 000-50644

Cutera, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0492262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Bayshore Blvd., Brisbane, California 94005

(Address of principal executive offices)

(415) 657-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	CUTR	The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).    Yes ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2019, was 14,036,972.

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “our” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to our proprietary intellectual property, including among others, trademarks for our systems and ancillary products, Accutip®, Coolglide®, Coolglide Excel®, enlighten®, Excel HR®, Excel V®, Excel V+®, Limelight®, MyQ®, Pearl®, Pico Genesis™, ProWave®, Solera®, Titan®, TruSculpt®, Vantage®, and Xeo®.

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

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$19,158	$26,052
Marketable investments	7,939	9,523
Accounts receivable, net	19,136	19,637
Inventories	26,659	28,014
Other current assets and prepaid expenses	4,864	3,972
Total current assets	77,756	87,198

Property and equipment, net	2,407	2,672
Deferred tax asset	451	457
Operating lease-right-of-use assets	9,442	—
Goodwill	1,339	1,339
Other long-term assets	5,960	5,971
Total assets	$97,355	$97,637

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,337	$11,279
Accrued liabilities	21,788	23,300
Operating lease liabilities	1,840	—
Extended warranty liability	2,667	3,159
Deferred revenue	10,263	9,882
Total current liabilities	46,895	47,620

Deferred revenue, net of current portion	2,828	2,684
Income tax liability	399	394
Operating lease liabilities, net of current portion	7,759	—
Other long-term liabilities	354	553
Total liabilities	58,235	51,251

Commitments and Contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,035,375 and 13,968,852 shares at March 31, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	71,399	70,451
Accumulated deficit	(32,230)	(24,010)
Accumulated other comprehensive loss	(63)	(69)
Total stockholders’ equity	39,120	46,386
Total liabilities and stockholders’ equity	$97,355	$97,637

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net revenue:
Products	$30,762	$29,264
Service	5,264	4,861
Total net revenue	36,026	34,125
Cost of revenue:
Products	15,541	13,922
Service	3,176	2,869
Total cost of revenue	18,717	16,791
Gross profit	17,309	17,334

Operating expenses:
Sales and marketing	16,104	13,088
Research and development	3,706	3,556
General and administrative	5,525	5,439
Total operating expenses	25,335	22,083
Loss from operations	(8,026)	(4,749)
Interest and other income (expense), net	(79)	98
Loss before income taxes	(8,105)	(4,651)
Income tax expense (benefit)	115	(2,619)
Net loss	$(8,220)	$(2,032)

Net loss per share:
Basic and Diluted	$(0.59)	$(0.15)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,017	13,587

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(8,220)	$(2,032)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	6	(21)
Less: Reclassification adjustment for losses on investments recognized during the period	—	9
Net change in unrealized gain (loss) on available-for-sale investments	6	(12)
Tax benefit	—	—
Other comprehensive gain (loss), net of tax	6	(12)
Comprehensive loss	$(8,214)	$(2,044)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three Months and Year Ended March 31, 2019 and 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Exercise of stock options	15,032	—	131	—	—	131
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	51,491	—	(490)	—	—	(490)
Stock-based compensation expense	—	—	1,307	—	—	1,307
Net loss	—	—	—	(8,220)	—	(8,220)
Net change in unrealized gain on available-for-sale investments	—	—	—	—	6	6
Balance at March 31, 2019	14,035,375	$14	$71,399	$(32,230)	$(63)	$39,120

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2017	13,477,973	$13	$62,025	$2,947	$(92)	$64,893
Adjustment to opening balance for ASC 606 adoption	—	—	—	4,973	—	4,973
Exercise of stock options	66,167	—	633	—	—	633
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	90,014	1	(2,289)	—	—	(2,288)
Stock-based compensation expense	—	—	1,688	—	—	1,688
Net loss	—	—	—	(2,032)	—	(2,032)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(12)	(12)
Balance at March 31, 2018	13,634,154	$14	$62,057	$5,888	$(104)	$67,855

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,220)	$(2,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,307	1,688
Depreciation of tangible assets	411	254
Amortization of contract acquisition costs	690	373
Change in deferred tax asset	6	(2,737)
Provision for doubtful accounts receivable	98	187
Other	103	(162)
Changes in assets and liabilities:
Accounts receivable	403	915
Inventories	1,355	(2,197)
Other current assets and prepaid expenses	(916)	1,753
Other long-term assets	(679)	(2,150)
Accounts payable	(942)	1,204
Accrued liabilities	(1,467)	(6,727)
Extended warranty liabilities	(492)	—
Other long-term liabilities	(140)	35
Deferred revenue	525	(456)
Income tax liabilities	5	5
Net cash used in operating activities	(7,953)	(10,047)

Cash flows from investing activities:
Acquisition of property, equipment and software	(65)	(104)
Proceeds from sales of marketable investments	—	13,044
Proceeds from maturities of marketable investments	3,200	—
Purchase of marketable investments	(1,586)	(4,390)
Net cash provided by investing activities	1,549	8,550

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	131	633
Taxes paid related to net share settlement of equity awards	(490)	(2,288)
Payments on finance lease obligations	(131)	(122)
Net cash used in financing activities	(490)	(1,777)

Net decrease in cash and cash equivalents	(6,894)	(3,274)
Cash and cash equivalents at beginning of period	26,052	14,184
Cash and cash equivalents at end of period	$19,158	$10,910

Supplemental disclosure of non-cash items:
Assets acquired under capital lease	$192	$284

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: excel, enlighten, Juliet, Secret RF, truSculpt and xeo. The Company’s systems offer multiple hand pieces and applications, allowing customers to upgrade their systems. The sales of (i) systems, system upgrades and hand pieces (“Systems” revenue); (ii) hand piece refills applicable to Titan, truSculpt 3D and truSculpt iD, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D and truSculpt iD) and service labor for the repair and maintenance of products that are out of warranty, all of which are classified as “Service” revenue.

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of March 31, 2019 and 2018, its results of operations, comprehensive loss, consolidated statements of changes in equity, and cash flows for the three months ended March 31, 2019, and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the SEC applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Notes 2 and 13 provide information about the Company’s adoption of new accounting standards for leases. Unless otherwise noted, amounts presented within the Notes to Condensed Consolidated Financial Statements refer to the Company’s continuing operations.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Condensed Consolidated Financial Statements and the accompanying notes, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates.

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, accounts receivable and sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, incremental borrowing rates related to the Company’s leases, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, fair value of investments, the standalone selling price of the Company's products and services, the customer life and period of benefit used to capitalize and amortize contracts acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, "Leases," (also known as ASC Topic 842) which requires, among other items, a lessee to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures were enhanced to better understand the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements. In addition, ASU 2018-11 provides a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC Topic 842, Leases," which clarifies certain aspects of ASU 2016-02.

The Company adopted ASU 2016-02, as of January 1, 2019, using the modified retrospective method, to all leases existing at the date of initial application. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the Company’s historical conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward the Company’s accounting treatment for land easements on existing agreements. The Company did not elect the practical expedient to use hindsight in determining the lease term.

The adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of $10.3 million and $10.4 million, respectively, as of January 1, 2019, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The difference between the additional lease assets and lease liabilities results from rent-free periods which were previously recorded as deferred rent. The Company’s accounting for finance leases remained substantially unchanged. The standard had no material impact on the Company’s condensed consolidated net earnings, results of operations, comprehensive loss, statements of changes in equity, and cash flows.

See Notes 2 and 12 Leases for additional accounting policy and transition disclosures regarding ASC Topic 842.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation-Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting". The new guidance changes the accounting for nonemployee awards including: (1) equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (2) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC Topic 606. The amendments in the new guidance are effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted for public companies, but no earlier than an entity’s adoption date of ASC Topic 606. The Company adopted the new standard effective January 1, 2019. There was no material impact upon adoption of the new standard to the financial statements.

Other Accounting Pronouncements

Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. The new standard becomes effective for the Company after December 15, 2019 and early adoption is permitted. The Company is planning to early adopt this standard on a prospective basis for applicable implementation costs, and is currently assessing the impact of the adoption of this guidance to its financial statements.

Note 2. Effect of Adoption of the new lease standard (ASC Topic 842) on Condensed consolidated financial statements

The Company adopted ASC Topic 842, Lease, on January 1, 2019, applying the modified retrospective method to all leases existing at the date of initial application. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for the prior period.

The following table summarizes the effects of adopting Topic 842 on the Company’s condensed consolidated balance sheets as of January 1, 2019 (in thousands):

	As reported under Topic 842	Adjustments	Balances under Prior GAAP
Operating lease right-of-use assets	$10,049	$10,049	$—
Operating lease liabilities	(2,430)	(2,430)	—
Other long-term liabilities*	—	140	140
Operating lease liabilities, net of current portion	(7,759)	(7,759)	—

*Deferred rent included in other long-term liabilities

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying condensed consolidated balance sheets. Investments in marketable securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

March 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$19,158	$—	$—	$19,158

Marketable investments:
U.S. government notes	1,405	—	—	1,405
U.S. government agencies	2,694	—	—	2,694
Municipal securities	202	—	—	202
Commercial paper	2,437	—	—	2,437
Corporate debt securities	1,204	—	(3)	1,201
Total marketable investments	7,942	—	(3)	7,939

Total cash, cash equivalents and marketable investments	$27,100	$—	$(3)	$27,097

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,052	$—	$—	$26,052

Marketable investments:
U.S. government notes	1,397	—	—	1,397
U.S. government agencies	2,677	—	—	2,677
Municipal securities	200	—	—	200
Commercial paper	2,433	—	—	2,433
Corporate debt securities	2,825	—	(9)	2,816
Total marketable investments	9,532	—	(9)	9,523

Total cash, cash equivalents and marketable investments	$35,584	$—	$(9)	$35,575

As of March 31, 2019 and December 31, 2018, the net unrealized losses were $3,000 and $9,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2019 (in thousands):

Amount
Due in less than one year	$7,939
Due in 1 to 3 years	—
Total marketable investments	$7,939

Note 4. Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company’s financial instruments include cash equivalents, marketable investments, accounts receivable, accounts payable and accrued liabilities. Carrying amounts of the Company's financial instruments approximate their fair values as of the balance sheet dates given their generally short maturities. The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below in accordance with ASC 820:

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

As of March 31, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,061	$—	$—	$3,061
Commercial paper	—	2,693	—	2,693
Marketable investments:
Available-for-sale securities	—	7,939	—	7,939
Total assets at fair value	$3,061	$10,632	$—	$13,693

As of December 31, 2018, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2018	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,036	$—	$—	$3,036
Commercial paper	—	1,047	—	1,047
Marketable investments:
Available-for-sale securities	—	9,523	—	9,523
Total assets at fair value	$3,036	$10,570	$—	$13,606

The Company’s Level 1 financial assets are money market funds with fair values that are based on quoted market prices. The Company’s Level 2 investments include U.S. government-backed securities and corporate securities that are valued based upon observable inputs that may include benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research publications. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2019 is less than 7 months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended March 31, 2019 and December 31, 2018, respectively.

Note 5. Balance Sheet Details

Inventories

As of March 31, 2019 and December 31, 2018, inventories consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$16,864	$16,991
Work in process	1,325	2,306
Finished goods	8,470	8,717
Total	$26,659	$28,014

Accrued Liabilities

As of March 31, 2019 and December 31, 2018, accrued liabilities consist of the following (in thousands):

	March 31, 2019	December 31, 2018
Accrued payroll and related expenses	$8,892	$9,377
Sales and marketing accruals	2,089	2,379
Warranty liability	4,064	4,666
Sales tax	2,970	2,935
Other	3,773	3,943
Total	$21,788	$23,300

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This was related to a voluntary action initiated by the Company to replace a component in one of the Company’s legacy products. The remediation plan consists primarily of replacement of a component in the system. The accrued liability consisted of cost of materials and labor to replace the component in all units that are under the Company's standard warranty or are covered under the existing extended warranty contracts. The Company recorded approximately $5.0 million related to this remediation, of which $1.1 million was utilized in the fourth quarter of 2018. Approximately $0.7 million of the remaining unutilized balance was related to product warranty and included in accrued liabilities and $3.2 million was separately recorded as Extended warranty liability.

In the three months ended March 31, 2019, the Company utilized $0.1 million related to product warranty and $0.5 million related to extended warranty liability. As of March 31, 2019, product warranty and extended warranty liability were $0.6 million and $2.7 million, respectively.

Note 6. Warranty and Extended Service Contract

The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Belgium, France, Germany, Hong Kong, Japan, Spain and Switzerland, as well as through third-party service providers in the United Kingdom. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are recognized at the time when costs are incurred, except the one-time extended service contracts charge of  $3.2 million in December 31, 2018, related to the cost to replace a component in one of the Company's legacy products.

The following table provides the changes in the product standard warranty accrual for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning Balance	$4,668	$3,508
Add: Accruals for warranties issued during the period	1,444	2,264
Less: Settlements made during the period	(2,048)	(2,399)
Ending Balance	$4,064	$3,373

The $2.0 million settlements as of March 31, 2019 exclude cost related to extended service contract cost of $0.5 million to replace a component in one of the Company's legacy products (See Note 5).

Note 7. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation, training and extended marketing support service. Approximately 78% of the Company’s deferred revenue balance of $13.1 million as of March 31, 2019 will be recognized over the next 12 months.

The following table provides changes in the deferred service contract revenue balance for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Beginning Balance	$11,855	$10,719
Add: Payments received	4,142	2,995
Less: Revenue recognized	(3,522)	(3,347)
Ending Balance	$12,475	$10,367

Costs for extended service contracts were $2.0 million and $1.9 million, for the three months ended March 31, 2019 and 2018, respectively.

Note 8. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 15% and 14% of the Company’s total revenue for the three months ended March 31, 2019 and 2018, respectively.

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

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services, which are satisfied over time, the Company generally satisfies all performance obligations at a point in time. Systems, system accessories (hand pieces), training, time and materials services are also sold on a stand-alone basis, and related performance obligations are satisfied at a point in time. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price basis.

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

For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end-customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. The Company recognizes revenue on cash basis for system sales to international direct end-customers that have not been credit approved, when the performance obligations in the contract are satisfied. For systems sold through credit approved distributors, revenue is recognized at the time of shipment.

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

Consumables (Other accessories)

The Company treats its customers' purchases of replacement Titan, truSculpt 3D and truSculpt iD hand pieces as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products have single use disposable tips which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. Hand piece refills of the Company’s legacy truSculpt product are accounted for in accordance with the Company’s standard warranty and service contract policies.

Extended contract services

The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for a term of one, two, or three years. Service contract revenue is recognized over time, using a time based measure of progress, as the customers benefit from the service throughout the service period. The Company also offers services on a time-and-materials basis for systems and detachable hand piece replacements, parts and labor. Revenue related to services performed on a time-and-materials basis is recognized when performed. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base.

Training

Sales of systems to customers include training on the use of the system to be provided within 180 days of purchase. The Company considers training a separate performance obligation as customers can immediately benefit from the training together with the customer’s system. Training is also sold separately from systems. The Company recognizes revenue for training when the training is provided. Training is not required for customers to use the systems.

Customer Marketing Support

In North America, the Company offers marketing and consulting phone support to its customers across all system platforms. These customer marketing support services include a practice development model and marketing training, performed remotely with ongoing phone consultations for six months from date of purchase. The Company considers customer marketing support a separate performance obligation, and recognizes revenue over the six-month term of the contracts.

Significant Judgments

The Company combines two or more contracts entered into at or near the same time with the same customer and accounts for the contracts as a single contract. The contracts are negotiated as a package with a single commercial objective. The Company exercises significant judgment to determine whether each separate contract in the combined contracts contains distinct performance obligations, which could have an effect on results of operations for the periods involved.

The Company is required to estimate the total consideration expected to be received from contracts with customers. In limited circumstances, the consideration expected to be received is variable based on the specific terms of the contract. The Company has not experienced significant returns or refunds to customers. Estimating consideration expected to be received from contracts with customers requires significant judgment and the change in these estimates could have an effect on its results of operations during the periods involved.

The Company determines standalone selling price ("SSP") for each performance obligation as follows:

●

Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers. When SSP is not directly observable, the Company estimates SSP using the expected cost plus margin approach.

●	Training: SSP is based on observable price when sold on a standalone basis.

●	Extended warranty/Service contracts: SSP is based on observable price when sold on a standalone basis (by customer type).
●	Customer Marketing Support: SSP is estimated based on cost plus a margin.

●

Set-up /Installation: Set-up or installation for all other systems, excluding the enlighten system, is immaterial in the context of the contract. The related costs to complete set-up or installation are immaterial.

The calibration and installation service of the enlighten system are treated as separate performance obligations because the Company regularly sells enlighten systems without the calibration and installation service.

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the programs, customers accumulate points based on their purchasing levels. Once a loyalty program member achieves a certain tier level, the member earns a reward. A customer’s account has to be in good standing in order to receive the benefits of the rewards program. Rewards are given on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth (5th) day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned.

Deferred Sales Commissions

Incremental costs of obtaining a contract, including sales commissions, are capitalized and amortized on a straight-line basis over the expected customer relationship period. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.

Total net capitalized costs as of March 31, 2019 were $5.1 million and are included in other assets in the Company’s condensed consolidated balance sheet. Amortization of these assets was $0.7 million during the three months ended March 31, 2019 and is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.

Note 9. Stockholders’ Equity and Stock-based Compensation Expense

As of March 31, 2019, the Company had the following stock-based employee compensation plans:

2004 Equity Incentive Plan and 1998 Stock Plan

In 1998, the Company adopted the 1998 Stock Plan, or 1998 Plan, under which 4,650,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. On January 12, 2004, the Board of Directors adopted the 2004 Equity Incentive Plan, or 2004 Plan. A total of 1,750,000 shares of common stock were originally reserved for issuance pursuant to the 2004 Plan. In addition, the shares reserved for issuance under the 2004 Plan included shares reserved but un-issued under the 1998 Plan and shares returned to the 1998 Plan as the result of termination of options or the repurchase of shares. In 2012, the stockholders approved a “fungible share” provision whereby each full-value award issued under the 2004 Plan results in a requirement to subtract 2.12 shares from the shares reserved under the 2004 Plan.

Options granted under the 1998 Plan and 2004 Plan may be incentive stock options or non-statutory stock options. Stock purchase rights may also be granted under the 2004 Plan. Incentive stock options may only be granted to employees. The Board of Directors determines the period over which options become exercisable. Options granted under the 2004 Plan to employees generally vest over a four-year term from the vesting commencement date and become exercisable 25% on the first anniversary of the vesting commencement date and an additional 1/48th monthly anniversary date until all of the shares have become exercisable.

The Company issued 19,892 Restricted Stock Units (“RSUs”) to its non-employee directors during the quarter ended March 31, 2019. The Company’s Board of Directors granted its executive officers, senior management and certain employees 307,355 Performance Stock Units (“PSUs”) during the quarter ended March 31, 2019. The PSUs granted in quarter ended March 31, 2019 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2019 fiscal year which consist of the achievement of revenue targets for consumable products, implementation of the new enterprise resource planning (“ERP”) system for North America and the achievement of specific product milestones.

The Company’s Board of Directors also granted its executive officers, senior management and certain employees 245,782 RSUs during the quarter ended March 31, 2019. The annual RSUs granted vest over four years at 25% on each anniversary of the grant date.

Under the 2004 Plan, as amended, the Company issued 66,523 shares of common stock during the three months ended March 31, 2019, in conjunction with stock options exercised and the vesting of RSUs and PSUs.

As of March 31, 2019, there was approximately $14.9 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 1.9 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activity under the 1998 and 2004 Plans are summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2018	1,141,305	507,705	$20.52
Stock awards granted*	(1,259,808)	—	—
Options exercised	—	(16,644)	7.87
Options canceled	22,198	(22,198)	21.19
Stock awards canceled*	265,261	—	—
Balance, March 31, 2019	168,956	468,863	$20.94

*The Company has a “fungible share” provision in its 2004 Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Plan requires the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively. In the Company’s 2019 Proxy Statement, filed on April 30, 2019, the Company is seeking stockholder approval to remove the “fungible share” provision for awards granted on or after June 14, 2019.

Non-Employee Stock-Based Compensation

The Company granted 9,303 RSUs and 11,920 PSUs to non-employees during the quarter ended March 31, 2019, and 3,384 RSUs during the year ended December 31, 2018. The PSUs granted to non-employee vest over a year subject to same performance criteria as employees. The PSUs granted in quarter ended March 31, 2019 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2019 fiscal year which consist of the achievement of revenue targets for international system revenue, implementation of the new ERP system for North America and the achievement of specific product milestones.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$269	$154
Sales and marketing	718	489
Research and development	263	191
General and administrative	57	854
Total stock-based compensation expense*	$1,307	$1,688

*Included in the stock-based compensation expense is the charge in connection with the accelerated vesting of 4,667 shares of the Company’s former CEO, in accordance with his separation agreement dated January 4, 2019.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Numerator:
Net loss	$(8,220)	$(2,032)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	14,017	13,587
Dilutive effect of incremental shares and share equivalents	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	14,017	13,587
Net income (loss) per share:
Net income (loss) per share, basic and diluted	$(0.59)	$(0.15)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Options to purchase common stock	485	807
Restricted stock units	366	396
Performance stock units	21	23
Employee stock purchase plan shares	66	34
Total	938	1,260

Note 11. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.

The Company's income tax expense for the three months ended March 31, 2019 relates primarily to income taxes of the Company's non-U.S. operations based on the annual effective tax rate method. The Company's U.S. operations continue to be in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets.

For the three months ended March 31, 2019, the Company's income tax expense was $115,000 compared to a tax benefit of $2.6 million for the same period in 2018. The income tax benefit for the three months ended March 31, 2018 includes a tax benefit for excess tax deductions of approximately $1.5 million, recorded discretely in the reporting period.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of March 31, 2019, and December 31, 2018, the Company had a 100% valuation allowance against its U.S. deferred tax assets. There was no valuation allowance during the three months ended March 31, 2018 other than the California jurisdiction.

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

Note 12. Leases

The Company has operating and finance leases for vehicles, office space and storages. The Company’s material operating leases consist of office space, as well as storage facilities. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan and France. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under operating leases.

The Company determines if a contract contains a lease at inception. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates the incremental secured borrowing rates corresponding to the maturities of the leases. The Company based the rate estimates on prevailing financial market conditions, credit analysis, and management judgment.

The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Supplemental balance sheet information related to leases was as follows:

Leases (in thousands)	Classification	March 31, 2019
Assets
Right-of-use assets	Operating lease assets	$9,442
Finance lease	Property and equipment, net*	842
Total leased assets		$10,284
*Finance leases assets included in Property and equipment, net.

Liabilities
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	1,840
Operating lease liabilities , non-current	Operating lease liabilities, net of current portion	7,759
Total Operating lease liabilities		$9,599

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities*	614
Finance lease liabilities, non-current	Operating lease liabilities	354
Total Finance lease liabilities		$968

* Finance lease liabilities included in Accrued liabilities

Lease cost as of March 31, 2019 were as follows:

Finance lease cost: Total amortization expense and interest for finance lease during the three months ended March 31, 2019 were $183 and $19, respectively.

Operating  lease cost: Total operating lease expense during the three months ended March 31, 2019 was $724.

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2019 were as follows:

Operating cash flow from finance leases for the three months was $19.

Financing cash flow from finance leases for the three months was $131.

Operating cash flow from operating leases for the three months was $705.

Maturities of lease liabilities

Maturities of lease liabilities were as follows as of March 31, 2019 (in thousands):

Year Ending March 31,	Amount
Remainder of 2019	$2,113
2020	2,852
2021	2,591
2022	2,559
2023 and thereafter	282
Total lease payments	10,397
Less: imputed interest	798
Present value of lease liabilities	$9,599

Vehicle Leases

As of March 31, 2019, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2019	$573
2020	296
2021	161
2021	7
Total lease payments	1,037
Less: imputed interest	69
Present value of lease liabilities	$968

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

Facility Leases

As of December 31, 2018, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Year Ending December 31,	Amount
2019	$3,011
2020	2,939
2021	2,564
2022	2,495
2023 and thereafter	214
Future minimum rental payments	$11,223

 Vehicle Leases - US

As of December 31, 2018, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Year Ending December 31,	Amount
2019	$576
2020	287
2021	152
Future minimum lease payments	$1,015

Weighted-average remaining lease term and discount rate, as of March 31, 2019, were as follows:

Lease Term and Discount Rate	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	3.7
Finance leases	3.0
Weighted-average discount rate
Operating leases	4.4%
Finance leases	5.6%

Note 13. Contingencies

The Company is named from time to time as a party to other legal proceedings, product liability, commercial disputes, employee disputes, and contractual lawsuits in the normal course of business. A liability and related charge are recorded to earnings in the Company’s consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred.

As of March 31, 2019 and December 31, 2018, the Company had accrued Nil and $171,000 respectively, related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Note 14. Debt

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Original Revolving Line of Credit”) in the original principal amount of $25 million. The Original Revolving Line of Credit terminates on May 30, 2021.

On or about November 2, 2018, the Company entered into a First Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “First Amended Revolving Line of Credit”). The First Amended Revolving Line of Credit provided for an original principal amount of $15 million, with the ability to request an additional $10 million, and a waiver of any existing defaults under the Original Revolving Line of Credit as long as the Company is in compliance with the terms of the First Amended Revolving Line of Credit.

On or about, March 11, 2019, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Second Amended Revolving Line of Credit”). The Second Amended Revolving Line of Credit requires the Company to maintain a minimum cash balance of $15 million at Wells Fargo, but removes all other covenants so long as no money is drawn on the line of credit. The Company may draw down on the line of credit at the time it reaches and maintains trailing twelve months ("TTM") adjusted EBITDA of not less than $10 million, and a leverage ratio not to exceed 2.5 to 1.0.

As of March 31, 2019, the Company had not drawn on the Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First Amended Revolving Line of Credit and the Second Amended Revolving Line of Credit.

Note 15. Segment reporting

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"), who makes decisions on allocating resources and in assessing performance. The CEO reviews the Company's consolidated results as one operating segment. In making operating decisions, the CEO primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CEO views its operations, manages its business, and uses one measurement of profitability for the one operating segment - which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table presents a summary of revenue by geography for the three months March 31 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue mix by geography:
United States	$20,400	$21,136
Japan	5,294	3,555
Asia, excluding Japan	3,095	2,843
Europe	2,736	2,570
Rest of the world	4,501	4,021
Total consolidated revenue	$36,026	$34,125
Revenue mix by product category:
Products	$27,209	$27,239
Consumables	1,945	769
Skincare	1,608	1,256
Total product revenue	$30,762	$29,264
Service	5,264	4,861
Total consolidated revenue	$36,026	$34,125

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2018, included in its annual report on Form 10-K filed on March 18, 2019 with the U.S. Securities and Exchange Commission (SEC).

Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.

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

Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The statements are subject to change based on various factors, including but not limited to the risks and uncertainties summarized below:

●	changes in our common stock price;
●	the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
●	the existence and timing of any product approvals or changes;
●	the inability to meet the Company's debt repayment obligations under the Loan and Security Agreement with Wells Fargo Bank, N.A. due to insufficient cash;
●	the possibility that cybersecurity breaches, data breaches, and other disruptions could compromise our information or result in the unauthorized disclosure of confidential information;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on our clinical, manufacturing, sales, marketing and product development efforts;
●	our ability to obtain and retain personnel;
●	the availability of key components, materials and contract services, which depends on our ability to forecast sales, among other things;
●	investigations of our business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	impact of the FDA communication letter regarding “vaginal rejuvenation” procedures using energy-based devices on sales of the Company's products;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	volatility in the global market and worldwide economic conditions;
●	changes in tax laws, including changes domestically and internationally, or exposure to additional income tax liabilities;
●	the impact of the new EU privacy regulations, the General Data Protection Regulation on the Company’s resources;
●	the financial health of our customers and their ability to purchase our products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating result variations.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the its product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of our business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its Condensed Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of March 31, 2019.

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

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s intimate health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018 and excel V+ in February 2019.

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

Significant Business Trends

The Company believes that its ability to grow revenue will be primarily dependent on the following:

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

On July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices. The Company was not named in the announcement, and the Company has not received a letter from the agency, however the Company’s Juliet device is promoted and used by physicians in procedures that are the subject of the FDA’s public statement. The Company is not aware of any adverse events resulting from the use of Juliet, and believes that Juliet’s development and promotion is based on science and clinical evidence. Notwithstanding, the Company experienced a significant slowdown in the sale of Juliet systems in the third and fourth quarters of 2018 and first quarter of 2019. The Company believes this relates to the safety letter, given the timing.

The Company supports any action that helps ensure patient safety going forward. The Company has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful, not misleading, fair and balanced, and supported by sound scientific evidence.

A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2017- Part I, Item 1A “Risk Factors,” (2) the Company’s reports and registration statements filed and furnished from time to time with the SEC, and (3) other announcements the Company makes from time to time.

Critical accounting policies, significant judgments and use of estimates

The preparation of the Company’s Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. The Company periodically reviews its estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected.

The Company adopted ASU 2016-02 in the first quarter of fiscal year 2019 using the modified retrospective method, to all leases existing at the date of initial application. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $10.3 million and $10.4 million, respectively, as of January 1, 2019, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The difference between the additional lease assets and lease liabilities, was recorded as deferred rent. The standard had no material impact on the Company’s condensed consolidated statements of operations, comprehensive loss, statements of changes in equity, and cash flows. Refer to notes 2 and 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional accounting policy and transition disclosures.

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. With the exception of the change for the accounting of leases as a result of the adoption of Topic 842, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2019	2018

Net revenue	100%	100%
Cost of revenue	52%	49%
Gross margin	48%	51%

Operating expenses:
Sales and marketing	45%	38%
Research and development	10%	10%
General and administrative	15%	16%
Total operating expenses	70%	64%

Loss from operations	(22)%	(14)%
Interest and other income, net	—%	—%
Loss before income taxes	(22)%	(14)%

Benefit for income taxes	—%	(8)%
Net loss	(22)%	(6)%

Revenue

The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 8 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 15.0% of the Company’s total revenue for the three months ended March 31, 2019 and March 31, 2018, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2019	% Change	2018
Revenue mix by geography:
United States	$20,400	(3)%	$21,136
International	15,626	20%	12,989
Consolidated total revenue	$36,026	6%	$34,125

United States as a percentage of total revenue	57%		62%
International as a percentage of total revenue	43%		38%

Revenue mix by product category:
Systems – North America	$17,580	(7)%	$18,944
Systems – International	9,629	16%	8,295
Total Systems	27,209	0%	27,239
Consumables	1,945	153%	769
Skincare	1,608	28%	1,256
Total Products	30,762	5%	29,264
Service	5,264	8%	4,861
Total Net Revenue	$36,026	6%	$34,125

The Company’s revenue increased by 6% in the three month period ended March 31, 2019, compared to the same period in 2018, due primarily to strong growth in the Company’s international revenue, and demand for the Company’s new products – the truSculpt iD, Secret RF, and the newly launched excel V+ system, offset by softness in the overall women’s health market, competitive trends affecting certain legacy system pricing, and greater than expected turnover in our North American salesforce in the fourth quarter of 2018 that continues to have an impact during the first quarter of 2019.

Revenue by Geography

The Company’s U.S. revenue decreased by $0.7 million, or 3%, in the three months ended March 31, 2019, compared to the same period in 2018. This decrease was due primarily to softness in the overall women’s health market, competitive trends affecting certain legacy system pricing, and greater than expected turnover in our North American salesforce in the fourth quarter on 2018 that continued to have an impact through the first quarter of 2019.

The Company’s international revenue increased by $2.6 million, or 20%, in the three months ended March 31, 2019, compared to the same period in 2018. The increase was due to growth in the Company’s business in Japan, Asia excluding Japan, and Europe, partially offset by decline in sales in the Middle East.

Revenue by Product Type

Systems Revenue

Systems revenue in North America decreased by $1.4 million, or 7%, in the three months ended March 31, 2019, compared to the same period in 2018 due to the softness in the overall women’s health market, competitive trends affecting certain legacy system pricing, and greater than expected turnover in our North American salesforce in the fourth quarter of 2018 that continued to have an impact through the first quarter of 2019. The Rest of the World systems revenue increased 16%, for the three months ended March 31, 2019, compared to same period in 2018. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Japan, Asia excluding Japan, and Europe, partially offset by a decline in the Company’s distributor business in the Middle East.

Consumables Revenue

Consumables revenue increased 153%, for the three months ended March 31, 2019, compared to the same period in 2018. The increase in consumables revenue was due to the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018, each of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased 28%, for the three months ended March 31, 2019, compared to the same period in 2018. This increase was due primarily to increased marketing and promotional activities.

Service Revenue

The Company’s Service revenue increased $0.4 million, or 8%, for the three months ended March 31, 2019, compared to 2018. This increase was due primarily to increased sales of service contracts, support and maintenance services provided on a time and materials basis to the Company's network of international distributors.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2019	% Change	2018
Gross profit	$17,309	—%	$17,334
As a percentage of total net revenue	48%		51%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities.

Gross margin for the three months ended March 31, 2019 declined 3%, compared to the same period in 2018. The reduced gross margins during 2019 was due primarily to lower average system pricing across the legacy portfolio, including continued pricing pressure on the enlighten system.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2019	% Change	2018
Sales and marketing	$16,104	23%	$13,088
As a percentage of total net revenue	45%		38%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $3.0 million increase in sales and marketing expenses for the three months ended March 31, 2019 compared to same period in 2018 was due primarily to:

●	$1.3 million increase in personnel related expenses, including $0.3 million increase in stock-based compensation due to increased headcount;
●	$0.9 million of higher promotional and product demonstration expenses, primarily in North America;
●	$0.5 million of higher travel related expenses resulting from increased headcount; and
●	$0.3 million increase in consulting and other outside services.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2019	% Change	2018
Research and development	$3,706	4%	$3,556
As a percentage of total net revenue	10%		10%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $150,000, and represented 10% of total net revenue, in the three months ended March 31, 2019, compared to 10% for the same period in 2018. This increase in expense was due primarily to increased material expenses, as well as higher personnel expenses driven primarily by an increase in headcount and consulting expenses.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2019	% Change	2018
General and administrative	$5,525	2%	$5,439
As a percentage of total net revenue	15%		16%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses were relatively flat, increasing by $86,000, or 2%, and represented 15% of total net revenue in the three months ended March 31, 2019, compared to 16% in the same period in 2018. Reductions in legal and accounting fees in the three months ended March 31, 2019, compared to the same period in 2018, were offset by costs incurred related to the implementation of a new Enterprise Resource Planning solution.

Interest and Other Income, Net

Interest and other income (expense), net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2019	% Change	2018
Interest and other income, net	$(79)	(181)%	$98
As a percentage of total net revenue	—%		—%

Interest and other income (expense), net, decreased $177,000 or 181% in the three months ended March 31, 2019, compared to the same period in 2018. This decrease was due primarily to an increase in net foreign exchange losses, as well as a decrease in interest income from the Company’s marketable investments resulting from a decrease in the investment balance.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2019	$ Change	2018
Income (loss) before income taxes	$(8,105)	$(3,454)	$(4,651)
Income tax (benefit) provision	$115	$(2,734)	$(2,619)

For the three months ended March 31, 2019, our income tax expense was $115,000 compared to a tax benefit of $2.6 million in the same period in 2018. In the three months ended March 31, 2019, the Company calculated the provision for income taxes for interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss for the reporting period. The Company’s income tax expense in the three months ended March 31, 2019 was primarily related to income taxes of our non-U.S. operations as our U.S. operations were in a loss position and the Company had a 100% valuation allowance against them. As of March 31, 2019, and December 31, 2018, the Company had a 100% valuation allowance against its U.S. deferred tax assets. There was no valuation allowance during the three months ended March 31, 2018 other than the California jurisdiction.

Liquidity and Capital Resources

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

As of March 31, 2019 and December 31, 2018, the Company had $30.9 million and $39.6 million of working capital, respectively. Cash and cash equivalents plus marketable investments decreased by $8.5 million to $27.1 million as of March 31, 2019, from $35.6 million as of December 31, 2018, primarily as a result of settlement of accounts payable and accrued liabilities, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2019	December 31, 2018	Change
Cash and cash equivalents	$19,158	$26,052	$(6,894)
Marketable investments	7,939	9,523	(1,584)
Total	$27,097	$35,575	$(8,478)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$(7,953)	$(10,047)
Investing activities	1,549	8,550
Financing activities	(490)	(1,777)
Net decrease in cash and cash equivalents	$(6,894)	$(3,274)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2019 was approximately $8.0 million, which was due primarily to:

●	$8.2 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $1.3 million and $1.1 million depreciation and amortization expenses;
●	$2.4 million cash used to settle accounts and accrued liabilities;
●	$1.6 million cash used to increase pre-paid expenses and other long term assets;
●	$1.4 million generated due to decrease in inventories;
●	$0.5 million used to settle extended warranty liabilities;
●	$0.5 million generated as a result of increased deferred revenue; and
●	$0.4 million used as a result of increased accounts receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.6 million in the three months ended March 31, 2019, which was attributable primarily to:

●	$3.2 million in net proceeds from the maturities of marketable investments; partially offset by
●	$1.6 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $409,000 in the three months ended March 31, 2019, which was primarily due to:

●	$131,000 net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
●	$131,000 of cash used to pay capital lease obligations; and
●	$490,000 of cash used for taxes related to net share settlement of equity awards.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $27.1 million as of March 31, 2019. For the first three months of 2019, the Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years.

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

During the third quarter of 2018, the Company received notice that it was in violation of certain financial covenants in the Original Revolving Line of Credit and entered into discussions with Wells Fargo to amend and revise certain terms of the Original Revolving Line of Credit.

On or about November 2, 2018, the Company entered into a First Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “First Amended Revolving Line of Credit”). The First Amended Revolving Line of Credit provided for a principal amount of $15 million, with the ability to request an additional $10 million, and a waiver of any existing defaults under the Original Revolving Line of Credit as long as the Company is in compliance with the terms of the First Amended Revolving Line of Credit.

On or about March 11, 2019, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Second Amended Revolving Line of Credit”). The Second Amended Revolving Line of Credit requires the Company to maintain a minimum cash balance of $15 million at Wells Fargo, but removes all other covenants so long as no money is drawn on the line of credit. The Company may draw down on the line of credit at the time it reaches and maintains TTM adjusted EBITDA of not less than $10 million, and a leverage ratio not to exceed 2.5 to 1.0.

A violation of any of the covenants could result in a default under the Second Amended Revolving Line of Credit that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Second Amended Revolving Line of Credit.

As of March 31, 2019, the Company had not drawn on the Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First Amended Revolving Line of Credit and the Second Amended Revolving Line of Credit.

Commitments and Contingencies

As of the date of this report, other than changes related to adoption of the new lease accounting standard as described in Notes 2 and 13 to the Condensed Consolidated Financial Statements, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since March 18, 2019, as reported in the Company’s 2018 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Interest Rate and Market Risk

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from investments without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short- and long-term investments in a variety of high quality securities, including U.S. treasuries, U.S. government agencies, corporate debt, cash deposits, money market funds, commercial paper, non-U.S. government agency securities, and municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average maturity of the Company’s portfolio as of March 31, 2019 was approximately 0.2 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would have resulted in no impact on the Company’s total investment portfolio.

The uncertain financial markets have resulted in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities we have invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of March 31, 2019, the Company had not drawn on the Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 2.60% as of March 31, 2019, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

ITEM 4.         CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2019 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Interim Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2019.

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

Changes in Internal Control over Financial Reporting

The Company implemented certain controls related to the adoption of FASB ASC 842, effective January 1, 2019. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC 842, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements refer to Note 13 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

ITEM 1A.	RISK FACTORS

There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to our Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).

3.4	Bylaws of the Registrant (filed as Exhibit 3.4 to our Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to our Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).

10.14	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 10th day of May, 2019.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner
Executive Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)