Form 10-Q
period 2019-06-30
CUTERA INC
filed 2019-08-08
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	CUTR	The NASDAQ Stock Market, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2019 was 14,168,034.

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “our” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to the Company’s proprietary intellectual property, including among others, trademarks for its systems and ancillary products, AcuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™, ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Vantage®, and xeo®.

These trademarks and trade names are the property of Cutera or the property of our consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, our trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and tradenames.

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data) (unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$27,668	$26,052
Marketable investments	4,002	9,523
Accounts receivable, net	24,919	19,637
Inventories	26,889	28,014
Other current assets and prepaid expenses	4,536	3,972
Total current assets	88,014	87,198

Property and equipment, net	2,834	2,672
Deferred tax asset	458	457
Operating lease right-of-use assets	8,990	—
Goodwill	1,339	1,339
Other long-term assets	6,311	5,971
Total assets	$107,946	$97,637

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,441	$11,279
Accrued liabilities	27,026	23,300
Operating lease liabilities	1,276	—
Extended warranty liability	2,399	3,159
Deferred revenue	10,717	9,882
Total current liabilities	52,859	47,620

Deferred revenue, net of current portion	3,142	2,684
Income tax liability	93	394
Operating lease liabilities, net of current portion	7,888	—
Other long-term liabilities	782	553
Total liabilities	64,764	51,251

Commitments and Contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,142,296 and 13,968,852 shares at June 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	74,870	70,451
Accumulated deficit	(31,642)	(24,010)
Accumulated other comprehensive loss	(60)	(69)
Total stockholders’ equity	43,182	46,386
Total liabilities and stockholders’ equity	$107,946	$97,637

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net revenue:
Products	$41,968	$37,650	$72,730	$66,914
Service	5,806	4,903	11,070	9,764
Total net revenue	47,774	42,553	83,800	76,678
Cost of revenue:
Products	18,393	17,045	33,935	30,967
Service	3,550	3,131	6,725	6,000
Total cost of revenue	21,943	20,176	40,660	36,967
Gross profit	25,831	22,377	43,140	39,711

Operating expenses:
Sales and marketing	16,992	15,535	33,096	28,623
Research and development	3,273	4,095	6,979	7,651
General and administrative	5,267	4,902	10,792	10,341
Total operating expenses	25,532	24,532	50,867	46,615
Income (loss) from operations	299	(2,155)	(7,727)	(6,904)
Interest and other income (expense), net	46	(129)	(33)	(31)
Income (loss) before income taxes	345	(2,284)	(7,760)	(6,935)
Income tax benefit	(243)	(712)	(128)	(3,331)
Net income (loss)	$588	$(1,572)	$(7,632)	$(3,604)

Net income (loss) per share:
Basic	$0.04	$(0.11)	$(0.54)	$(0.26)
Diluted	$0.04	$(0.11)	$(0.54)	$(0.26)

Weighted-average number of shares used in per share calculations:
Basic	14,086	13,709	14,051	13,649
Diluted	14,356	13,709	14,051	13,649

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$588	$(1,572)	$(7,632)	$(3,604)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gains (losses) on available-for-sale investments	3	18	9	(4)
Less: Reclassification adjustment for (gains) losses on investments recognized during the period	—	—	—	9
Net change in unrealized gains and losses on available-for-sale investments	3	18	9	5
Tax provision	—	—	—	—
Other comprehensive income, net of tax	3	18	9	5
Comprehensive income (loss)	$591	$(1,554)	$(7,623)	$(3,599)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Issuance of common stock for employee purchase plan	53,803	—	832	—	—	832
Exercise of stock options	40,454	—	331	—	—	331
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	79,187	—	(570)	—	—	(570)
Stock-based compensation expense	—	—	3,826	—	—	3,826
Net loss	—	—	—	(7,632)	—	(7,632)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	9	9
Balance at June 30, 2019	14,142,296	$14	$74,870	$(31,642)	$(60)	$43,182

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at April 1, 2019	14,035,375	$14	$71,399	$(32,230)	$(63)	$39,120
Issuance of common stock for employee purchase plan	53,803	—	832	—	—	832
Exercise of stock options	25,422	—	200	—	—	200
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	27,696	—	(80)	—	—	(80)
Stock-based compensation expense	—	—	2,519	—	—	2,519
Net income	—	—	—	588	—	588
Net change in unrealized loss on available-for-sale investments	—	—	—	—	3	3
Balance at June 30, 2019	14,142,296	$14	$74,870	$(31,642)	$(60)	$43,182

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2017	13,477,973	$13	$62,025	$2,947	$(92)	$64,893
Adjustment to opening balance for ASC 606 adoption	—	—	—	3,813	—	3,813
Issuance of common stock for employee purchase plan	34,776	—	1,154	—	—	1,154
Exercise of stock options	188,859	1	1,884	—	—	1,885
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	122,644	—	(2,665)	—	—	(2,665)
Stock-based compensation expense	—	—	3,893	—	—	3,893
Net income	—	—	—	(3,604)	—	(3,604)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	5	5
Balance at June 30, 2018	13,824,252	$14	$66,291	$3,156	$(87)	$69,374

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at April 1, 2018	13,824,252	$14	$62,057	$5,888	$(104)	$67,855
Adjustment to opening balance for ASC 606 adoption	—	—	—	(1,160)	—	(1,160)
Issuance of common stock for employee purchase plan	—	—	1,154	—	—	1,154
Exercise of stock options	—	—	1,251	—	—	1,251
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	—	—	(377)	—	—	(377)
Stock-based compensation expense	—	—	2,206	—	—	2,206
Net income	—	—	—	(1,572)	—	(1,572)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	17	17
Balance at June 30, 2018	13,824,252	$14	$66,291	$3,156	$(87)	$69,374

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(7,632)	$(3, 604)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	3,826	3,893
Depreciation of tangible assets	815	544
Amortization of contract acquisition costs	1,412	822
Change in deferred tax asset	(1)	(3,324)
Provision for doubtful accounts receivable	(19)	487
Other	151	(25)
Changes in assets and liabilities:
Accounts receivable	(5,263)	(1,832)
Inventories	1,125	(1,356)
Other current assets and prepaid expenses	(614)	(569)
Other long-term assets	(1,752)	(1,578)
Accounts payable	162	3,741
Accrued liabilities	3,779	(4,325)
Extended warranty liabilities	(760)	—
Other long-term liabilities	(140)	70
Deferred revenue	1,293	546
Income tax liabilities	(301)	7
Net cash used in operating activities	(3,919)	(6,503)

Cash flows from investing activities:
Acquisition of property, equipment and software	(316)	(581)
Disposal of property and equipment	20	38
Proceeds from sales of marketable investments	—	13,044
Proceeds from maturities of marketable investments	9,600	2,500
Purchase of marketable investments	(4,020)	(4,390)
Net cash provided by investing activities	5,284	10,611

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,163	3,038
Taxes paid related to net share settlement of equity awards	(570)	(2,664)
Payments on finance lease obligations	(342)	(234)
Net cash provided by financing activities	251	140

Net increase in cash and cash equivalents	1,616	4,248
Cash and cash equivalents at beginning of period	26,052	14,184
Cash and cash equivalents at end of period	$27,668	$18,432

Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$903	$533

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) provides laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: excel, enlighten, Juliet, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, hand pieces and upgrade of systems (collectively “Systems” revenue); (ii) replacement hand pieces, truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are classified as “Service” revenue.

Headquartered in Brisbane, California, the Company operates wholly-owned subsidiaries in Australia, Belgium, Canada, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. The Company’s wholly owned subsidiary in Italy is currently dormant. These active subsidiaries market, sell and service the Company’s products outside of the United States. The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of June 30, 2019 and 2018, its results of operations, comprehensive income (loss), consolidated statements of changes in equity for the three and six months ended June 30, 2019 and 2018, and cash flows for the six months ended June 30, 2019 and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

Accounting Policies

These unaudited Condensed Consolidated Financial Statements are prepared in accordance with the rules and regulations of the SEC applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statement disclosures in our annual report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019.

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

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, management of international activities, competition from substitute products and larger companies, ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals.

Recently Adopted Accounting Pronouncements

Adopted

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

See Notes 2 and 12 for additional accounting policy and transition disclosures regarding ASC Topic 842.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement inclusive of expected contract renewals. The new standard becomes effective for the Company after December 15, 2019 and early adoption is permitted.

The Company adopted this standard effective April 1, 2019, on a prospective basis for applicable implementation costs. The adoption of this guidance prospectively resulted in the capitalization of software development costs of $0.5 million during the three months ending June 30, 2019. These costs relate to implementation of a new Enterprise Resource Planning (ERP) system and are included in “other current assets and prepaid expenses” on the balance sheet.

Issued

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement", which modifies the disclosure requirements on fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the effect the new guidance will have on its consolidated financial statements.

Note 2. Effect of Adoption of the New Lease Standard (ASC Topic 842) on Condensed Consolidated Financial Statements

The Company adopted ASC Topic 842 on January 1, 2019, applying the modified retrospective method to all leases existing at the date of initial application. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for the prior period.

The following table summarizes the effects of adopting Topic 842 on the Company’s consolidated balance sheet as of January 1, 2019 (in thousands):

	As reported under Topic 842	Adjustments	Balances under Prior GAAP
Operating lease right-of-use assets	$10,049	$(10,049)	$—
Operating lease liabilities	(2,430)	2,430	—
Other long-term liabilities*	—	140	140
Operating lease liabilities, net of current portion	(7,759)	7,759	—

*Deferred rent included in other long-term liabilities

Note 3. Cash, Cash Equivalents and Marketable Investments

The Company invests its cash primarily in money market funds, U.S. Treasury bills and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies, commercial paper and corporate debt securities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and the Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short term operating expenses.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities are classified and accounted for as available-for-sale securities. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying condensed consolidated balance sheets. Investments in marketable securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income, net.

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands) as of June 30, 2019 and December 31, 2018:

June 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$27,669	$—	$(1)	$27,668

Marketable investments:
U.S. government notes	1,397	1	—	1,398
U.S. government agencies	—	—	—	—
Municipal securities	—	—	—	—
Commercial paper	1,393	—	—	1,393
Corporate debt securities	1,211	1	(1)	1,211
Total marketable investments	4,001	2	(1)	4,002

Total cash, cash equivalents and marketable investments	$31,670	$2	$(2)	$31,670

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,052	$—	$—	$26,052

Marketable investments:
U.S. government notes	1,397	—	—	1,397
U.S. government agencies	2,677	—	—	2,677
Municipal securities	200	—	—	200
Commercial paper	2,433	—	—	2,433
Corporate debt securities	2,825	—	(9)	2,816
Total marketable investments	9,532	—	(9)	9,523

Total cash, cash equivalents and marketable investments	$35,584	$—	$(9)	$35,575

As of June 30, 2019 and December 31, 2018, the gross unrealized losses were $2,000 and $9,000, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of June 30, 2019 (in thousands):

Amount
Due in less than one year	$4,002
Due in 1 to 3 years	—
Total marketable investments	$4,002

Note 4. Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value, in accordance with ASC 820, as follows:

●	Level 1: inputs, which include quoted prices in active markets for identical assets or liabilities;
●

Level 2: inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. For available-for-sale securities, the Company reviews trading activity and pricing as of the measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and

●

Level 3: inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

As of June 30, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,339	$—	$—	$4,339
U.S. Treasury bills	1,345	—	—	1,345
Commercial paper	—	4,091	—	4,091
Marketable investments:
Available-for-sale securities	—	4,002	—	4,002
Total assets at fair value	$5,684	$8,093	$—	$13,777

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

Money market funds and U.S. Treasury bills are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Corporate debt, U.S. government-backed securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2019 is less than nine months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended June 30, 2019 and December 31, 2018, respectively.

Note 5. Balance Sheet Details

Inventories

As of June 30, 2019 and December 31, 2018, inventories consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$15,130	$16,991
Work in process	1,465	2,306
Finished goods	10,294	8,717
Total	$26,889	$28,014

Accrued Liabilities

As of June 30, 2019 and December 31, 2018, accrued liabilities consist of the following (in thousands):

	June 30, 2019	December 31, 2018
Accrued payroll and related expenses	$11,102	$9,377
Sales and marketing accruals	2,183	2,379
Warranty liability	4,832	4,666
Sales tax	2,826	2,935
Other	6,083	3,943
Total	$27,026	$23,300

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This product remediation plan, a voluntary action initiated by the Company, includes the replacement of a component in one of our legacy products. The accrued liability consists of the cost of materials and labor to replace the component in all units under the Company's standard warranty or covered under an existing Extended Warranty contract. The Company recorded approximately $5.0 million related to this product remediation plan, of which $1.1 million was utilized in the fourth quarter of 2018. As of December 31, 2018, approximately $0.7 million of the balance was related to product warranty and included in accrued liabilities, and $3.2 million is separately recorded as Extended Warranty Liability.

In the six months ended June 30, 2019, the Company utilized $0.2 million related to product warranty and $0.7 million related to extended warranty liability. As of June 30, 2019, the product remediation warranty and extended warranty liability were $0.6 million and $2.4 million, respectively.

Note 6. Warranty and Extended Service Contract

The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Belgium, France, Germany, Hong Kong, Japan, Spain and Switzerland, as well as through third-party service providers in the United Kingdom. In other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.

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

The following table provides the changes in the product standard warranty accrual for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning Balance	$4,064	$3,373	$4,668	$3,508
Add: Accruals for warranties issued during the period	2,708	2,311	4,152	4,575
Less: Settlements made during the period	(1,940)	(2,123)	(3,988)	(4,522)
Ending Balance	$4,832	$3,561	$4,832	$3,561

Note 7. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation, training and extended marketing support service. As of June 30, 2019, approximately 77% of the deferred revenue balance of $13.9 million will be recognized over the next 12 months.

The following table provides changes in the deferred service contract revenue balance for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Beginning Balance	$12,475	$11,015	$11,855	$11,656
Add: Payments received	5,309	4,739	9,451	8,416
Less: Revenue recognized	(3,925)	(3,947)	(7,447)	(8,265)
Ending Balance	$13,859	$11,807	$13,859	$11,807

Costs for extended service contracts were $2.2 million and $4.2 million, respectively, for the three and six months ended June 30, 2019, and $2.0 million and $ 3.9 million, respectively, for the three and six months ended June 30, 2018.

Note 8. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 9% respectively, of the Company’s total revenue for the six months ended June 30, 2019 and 2018.

The Company has certain system sale arrangements that contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and services are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the sale arrangements. The Company’s system sale arrangements can include all or a combination of the following performance obligations: the system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts and marketing services.

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services, which are satisfied over time, the Company generally satisfies all performance obligations at a point in time. Systems, system accessories (hand pieces), training, time and materials services are also sold on a stand-alone basis, and these performance obligations are satisfied at a point in time. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price basis.

Nature of Products and Services

Systems

Systems revenue is generated from the sale of systems and from the sale of upgrades to existing systems. A system consists of a console that incorporates a universal graphic user interface, a laser or other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. In certain applications, the laser or other energy-based module is contained in the hand piece, such as with the Company’s Pearl and Pearl Fractional applications rather than within the console.

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

The Company does not identify calibration and installation services for systems other than enlighten as performance obligations because such services are immaterial in the context of the sale arrangement. The related costs to complete calibration and installation for systems other than enlighten are immaterial. Calibration and installation services for enlighten systems are identified as separate performance obligations.

For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end-customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. In international markets where the Company has a direct presence, revenue is recognized on cash basis, for system sales to end-use customers in which the collectibility criterion has not been established, when the performance obligations in the sale arrangement are satisfied. For systems sold through credit approved distributors, revenue is recognized at the time of shipment.

The Company typically receives payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.

Skincare products

The Company sells third-party manufactured skincare products in Japan. The third-party skincare products are purchased from the third-party manufacturer and sold to licensed physicians. The Company acts as the principal in this arrangement, as it determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. Sales of skincare products are typically the subject of contracts in which the skincare products represent the sole performance obligations. The Company recognizes revenue for skincare products at a point in time.

Consumables (Other accessories)

The Company treats its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement Titan and truSculpt 3D hand pieces, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products have single use disposable tips which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. Hand piece refills of the Company’s legacy truSculpt product are accounted for in accordance with the Company’s standard warranty and service contract policies.

Extended contract services

The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for a term of one, two, or three years. Service contract revenue is recognized over time, using a time based measure of progress, as the customers benefit from the service throughout the service period. The Company also offers services on a time-and-materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time-and-materials basis is recognized when performed. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base.

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

Significant Judgments

The determination of whether two or more contracts entered into at or near the same time with the same customer should be combined and accounted for as one contract may require the use of significant judgment.  In making this determination, the Company considers whether the contracts are negotiated as a package with a single commercial objective, have price interdependencies, or promise goods or services that represent a single performance objective

While the Company’s contracts do not provide customers with a contractual right of return, the Company maintains a sales allowance to account for potential returns or refunds as a reduction in transaction price at the time of sale. The Company estimates sales returns and other variable consideration based on historical experience.

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
●

Set-up /Installation: Set-up or installation for all systems, excluding the enlighten system, is immaterial in the context of the contract. The related costs to complete set-up or installation are immaterial.

The calibration and installation service of the enlighten system are treated as separate performance obligations because the Company regularly sells enlighten systems without the calibration and installation service.

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels. Once a loyalty program member achieves a certain tier level, the member earns a reward. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned.

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

Total capitalized costs as of June 30, 2019 were $5.0 million and are included in other assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.7 million and $1.4 million respectively, during the three and six months ended June 30, 2019 and is included in sales and marketing expense in the Company’s condensed consolidated statement of operations. Amortization expense was $0.4 million and $0.8 million, respectively, during the three and six months ended June 30, 2018.

Note 9. Stockholders’ Equity and Stock-based Compensation Expense

2019 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders on June 14, 2019, the Company’s stockholders approved the amendment and restatement of the Amended and Restated 2004 Equity Incentive Plan (the “Prior Plan”) as the 2019 Equity Incentive Plan (the “Amended and Restated Plan”). The Amended and Restated Plan amended the Prior Plan to: (i) increase the number of shares available for future grant by 700,000 (in addition to the 9,701,192 shares provided under the Prior Plan); (ii) extend the term of the Prior Plan to the date of the Annual Meeting of the Company’s stockholders in 2029; (iii) amend the Prior Plan to eliminate the requirement for awards granted on or after June 14, 2019 that any shares subject to awards with an exercise price less than fair market value on the date of such grant will be counted against the Plan as 2.12 shares for each full value share awarded as set forth in Section 3(b) of the Prior Plan; (iv) amend the Prior Plan to remove the requirement that any shares subject to awards with an exercise price less than fair market value on the date of such grant will be counted against the Plan as 2.12 shares for each full value share awarded as set forth in Section 3(b) of the Prior Plan; (v) amend Section 11 of the Prior Plan related to non-employee director initial and annual awards; (vi) amend the Prior Plan to remove certain provisions relating to the “performance based compensation” exception under Section 162(m) of the Internal Revenue Code of 1986, as amended; (vii) include a minimum one-year vesting period with respect to awards granted under the Amended and Restated Plan; and (viii) include certain other editorial and administrative amendments to the Prior Plan.

On June 11, 2019, the Company’s board of directors (“the “Board”) also approved amended and restated the Company’s Stock Ownership Guidelines adopted on July 28, 2017 in their entirety, to require all officers (as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) to hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares or performance units (net of taxes) for a minimum of one year following vesting and delivery.

On June 11, 2019, the Board also adopted a Clawback Policy to permit recovery of certain compensation paid to Named Executive Officers (as defined in Item 402 of Regulation S-K) of the Company if the Compensation Committee of the Board determines that a Named Executive Officer (i) has violated law, the Company’s Code of Business Conduct and Ethics, or any significant ethics or compliance policies, and (ii) such conduct results in material financial or reputational harm, or results in a need for a restatement of the Company’s consolidated financial statements.

The Amended and Restated Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights, performance units, performance shares, and other stock or cash awards.

The Company issued 22,344 and 42,236 RSUs to its non-employee directors during the three and six months ended June 30, 2019. The Board granted to executive officers, senior management and certain employees 307,355 performance stock units (“PSUs”) during the six months ended June 30, 2019. The PSUs granted in the six months ended June 30, 2019 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2019 fiscal year which consist of the achievement of revenue targets for consumable products, revenue targets for international revenue, and certain operational milestones related to product performance. The Board also granted its executive officers, senior management and certain employees 21,324 and 267,106 RSUs during the three and six months June 30, 2019. The annual RSUs granted vest over four years at 25% on each anniversary of the grant date.

As of June 30, 2019, there was approximately $13.0 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 1.8 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activity under the predecessor plans to the 2019 Equity Incentive Plan are summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2018	1,141,305	507,705	$20.52
Additional shares reserved	700,000	—	—
Stock awards granted*	(1,319,304)	—	—
Options exercised	—	(42,066)	7.87
Options canceled	41,573	(41,573)	20.60
Stock awards canceled*	299,374	—	—
Balance, June 30, 2019	862,948	424,066	$21.77

*The Company had a “fungible share” provision in the Prior Plan whereby for each full-value award (RSU/PSU) issued or canceled under the Prior Plan required the subtraction or add back of 2.12 shares from or to the Shares Available for Grant, respectively. The Company’s stockholders approved the removal of the “fungible share” provision for awards granted on or after June 14, 2019 upon adoption of the Amended and Restated Plan at the Company’s 2019 Annual Meeting of Stockholders held on June 14, 2019.

Non-Employee Stock-Based Compensation

The Company granted 9,303 RSUs and 11,920 PSUs to non-employees during the six months ended June 30, 2019. The RSUs granted vest over four years at 25% on each anniversary of the grant date. The PSUs vest over a year subject to the same performance criteria as employees. The PSUs granted in the three and six months ended June 30, 2019 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2019 fiscal year.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six months ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019*	2018
Cost of revenue	$404	$227	$673	$380
Sales and marketing	997	715	1,715	1,204
Research and development	370	262	633	453
General and administrative	748	1,002	805	1,856
Total stock-based compensation expense	$2,519	$2,206	$3,826	$3,893

*Included in the six-month ended June 30, 2019 stock-based compensation expense is the charge in connection with the accelerated vesting of 4,667 shares of the Company’s former CEO, in accordance with his separation agreement dated January 4, 2019.

Note 10. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, RSUs, PSUs and employee stock purchase plan contributions), which is calculated based on the average share price for each fiscal period using the treasury stock method.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator
Net income (loss) (in thousands)	$588	$(1,572)	$(7,632)	$(3,604)
Denominator
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	14,086	13,709	14,051	13,649
Dilutive effect of incremental shares and share equivalents	270	—	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	14,356	13,709	14,051	13,649
Net income (loss) per share:
Net income (loss) per share, basic	$0.04	$(0.11)	$(0.54)	$(0.26)
Net income (loss) per share, diluted	$0.04	$(0.11)	$(0.54)	$(0.26)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net income (loss) per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Options to purchase common stock	192	710	466	758
Restricted stock units	178	449	460	422
Performance stock units	—	49	162	36
Employee stock purchase plan shares	—	73	94	73
Total	370	1,281	1,182	1,289

Note 11. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.

The Company's income tax benefit for the three months ended June 30, 2019 is due primarily to the release of reserve for uncertain tax position in Germany of $0.3 million, partially offset by income taxes in non-U.S. operations. The Company's U.S. operations continue to be in a loss position and the Company maintains a 100% valuation allowance against its U.S. deferred tax assets.

For the three and six months ended June 30, 2019, the Company's income tax benefits were $0.2 million and $0.1 million, compared to tax benefits of $0.7 million and $3.3 million, respectively, for the same periods in 2018.

The Company utilizes the asset and liability method of accounting for income taxes, under which deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities using enacted tax rates expected to be in effect during the years in which the basis differences reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. As of June 30, 2019, and December 31, 2018, the Company maintained a 100% valuation allowance against its U.S. deferred tax assets. There was no valuation allowance during the three months ended June 30, 2018 other than the California jurisdiction.

Management’s judgment is required in determining any valuation allowance recorded against deferred tax assets. In evaluating the ability to recover deferred tax assets, the Company considers available positive and negative evidence giving greater weight to its more recent cumulative losses, and lesser weight to its projected financial results, due to the subjectivity involved in forecasting future periods. The Company also considers, commensurate with its objective verifiability, the forecast of future taxable income including the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies.

Note 12. Leases

The Company has operating and finance leases for vehicles, office space and storages. The Company’s material operating leases consist of office space, as well as storage facilities. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under operating leases.

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

Below is supplemental balance sheet information related to leases (in thousands):

Assets	Classification	June 30, 2019
Right-of-use assets	Operating lease assets	$8,990
Finance lease	Property and equipment, net*	1,327
Total leased assets		$10,317

*Finance lease assets included in Property and equipment, net.

Liabilities

Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$1,276
Operating lease liabilities , non-current	Operating lease liabilities, net of current portion	7,888
Total Operating lease liabilities		$9,164

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$640
Finance lease liabilities, non-current	Other long-term liabilities	782
Total Finance lease liabilities		$1,422

Lease costs during the three months ended June 30, 2019:

Finance lease cost	Amortization expense	$188
Finance lease cost	Interest for finance lease	21
Operating lease cost	Operating lease expense	717

Lease costs during the six months ended June 30, 2019:
Finance lease cost	Amortization expense	$371
Finance lease cost	Interest for finance lease	40
Operating lease cost	Operating lease expense	1,441

Cash paid for amounts included in the measurement of lease liabilities during the three months ended June 30, 2019 were as follows:
Operating cash flow	Finance lease	$21
Financing cash flow	Finance lease	253
Operating cash flow	Operating lease	699

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2019 were as follows:

Operating cash flow	Finance lease	$40
Financing cash flow	Finance lease	415
Operating cash flow	Operating lease	1,404

Maturities of lease liabilities

Maturities of lease liabilities were as follows as of June 30, 2019 (in thousands):

Operating leases
Remainder of 2019	$1,416
2020	2,868
2021	2,613
2022	2,607
2023 and thereafter	352
Total lease payments	9,856
Less: imputed interest	692
Present value of lease liabilities	$9,164

Vehicle Leases

As of June 30, 2019, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Operating leases
Remainder of 2019	$456
2020	499
2021	379
2022	234
Total lease payments	1,568
Less: imputed interest	146
Present value of lease liabilities	$1,422

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

Facility Leases

As of December 31, 2018, the Company was committed to minimum lease payments for facilities and other leased assets under long-term non-cancelable operating leases as follows (in thousands):

Operating leases
2019	$3,011
2020	2,939
2021	2,564
2022	2,495
2023 and thereafter	214
Future minimum rental payments	$11,223

Vehicle Leases - U.S.

As of December 31, 2018, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Operating leases
2019	$576
2020	287
2021	152
Future minimum lease payments	$1,015

Weighted-average remaining lease term and discount rate, as of June 30, 2019, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	3.5
Finance leases	3.0
Weighted-average discount rate
Operating leases	4.4%
Finance leases	5.6%

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

As of June 30, 2019 and December 31, 2018, the Company had zero and $171,000 accrued respectively, related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.

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

On or about, March 11, 2019, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Second Amended Revolving Line of Credit”). The Second Amended Revolving Line of Credit requires the Company to maintain a minimum cash balance of $15 million at Wells Fargo, but removes all other covenants so long as no money is drawn on the line of credit. The Company may draw down on the line of credit at the time it reaches and maintains trailing twelve months adjusted EBITDA of not less than $10 million, and a leverage ratio not to exceed 2.5 to 1.0.

As of June 30, 2019, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First and Second Amendment to the Revolving Line of Credit.

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

The following table presents a summary of revenue by geography for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
Revenue mix by geography:
United States	$28,147	$28,132
Japan	5,337	3,946
Asia, excluding Japan	4,547	4,231
Europe	2,504	1,803
Rest of the world	7,239	4,441
Total consolidated revenue	$47,774	$42,553
Revenue mix by product category:
Products	$37,539	$35,291
Consumables	2,654	1,057
Skincare	1,775	1,302
Total product revenue	$41,968	$37,650
Service	5,806	4,903
Total consolidated revenue	$47,774	$42,553

The following table presents a summary of revenue by geography for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Revenue mix by geography:
United States	$48,547	$49,268
Japan	10,631	7,501
Asia, excluding Japan	7,642	7,074
Europe	5,240	4,373
Rest of the world	11,740	8,462
Total consolidated revenue	$83,800	$76,678
Revenue mix by product category:
Products	$64,748	$62,530
Consumables	4,599	1,826
Skincare	3,383	2,558
Total product revenue	$72,730	$66,914
Service	11,070	9,764
Total consolidated revenue	$83,800	$76,678

Note 16—Subsequent Events

The Company has determined based on the evaluation that no material subsequent events exist other than the following:

On July 2, 2019, the Board appointed David H. Mowry as CEO of the Company effective as of his employment commencement date, July 8, 2019. On the same date, the Board also increased the number of directors constituting the Board from six to seven directors and appointed Mr. Mowry to the Board, effective as of July 8, 2019.

Mr. Mowry’s base salary is $650,000 and he is not entitled to receive any board compensation during the period of his employment. Mr. Mowry is also eligible to participate in the Company’s 2019 Management Bonus Program on a prorated basis to reflect the period during 2019 that Mr. Mowry is employed with the Company, and his target bonus percentage is equal to 80% of his base salary, as well as severance and other standard employment benefits. As an additional compensation, the Board awarded Mr. Mowry 67,897 RSUs, which vest over 4 years at 25% per year, and a PSU award covering a target of 67,897 shares, subject to certain performance-based criteria and scheduled to vest over 4 years from 2019 through 2022.

Following the appointment of a permanent CEO, the Board promoted Mr. Jason Richey, the Interim CEO and Chief Operating Officer to President of the Company, effective July 8, 2019. His base salary was increased from $505,000 to $575,000.

The Board also granted Mr. Richey an RSU award covering 27,159 shares which vest in four equal installments on each of the one-, two-, three-, and four-year anniversaries of July 8, 2019, subject to Mr. Richey’s continued employment through the applicable vesting date, and an RSU award covering 27,159 shares, which vest on January 1, 2020, subject to Mr. Richey’s continued employment through such date.

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

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). Forward looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward- looking statements. These statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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
●

the inability to meet the Company's debt repayment obligations, if any, under the Loan and Security Agreement with Wells Fargo Bank, N.A., as amended by the First Amendment and Waiver to the Loan and Security Agreement and the Second Amendment and Waiver to the Loan and Security Agreement, due to insufficient cash;

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

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of our business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on the Company’s Condensed Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of June 30, 2019.

Executive Summary

Company Description

The Company is a leading medical device company specializing in the research, development, manufacture, marketing and servicing of light and other energy based aesthetics systems for practitioners worldwide. In addition to products developed internally, the Company distributes third party sourced products under our own brand names. The Company offers easy-to-use products which enable practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills and other per procedure related revenue on select systems, as well as distributing third-party manufactured skincare products.

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 and truSculpt flex in June 2019.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a network of distributors in over 40 countries.

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue), and the sale of skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console. The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides us with a source of additional Systems revenue. The Company’s primary system platforms include: excel, enlighten, Juliet, Secret RF, truSculpt and xeo.

Skincare revenue relates to the distribution of ZO’s skincare products in Japan.

Service includes prepaid service contracts, training services, enlighten installation, direct billings for detachable hand piece replacements and revenue for parts, customer marketing support and labor on out-of-warranty products.

Significant Business Trends

The Company believes that its ability to grow revenue will be primarily dependent on the following:

●	continuing to expand the Company’s product offerings, both through internal development and sourcing from other vendors;

●	ongoing investment in the Company’s global sales and marketing infrastructure;
●	use of clinical results to support new aesthetic products and applications;
●	enhanced luminary development and reference selling efforts (to develop a location where Company’s products can be displayed and used to assist in selling efforts);
●	customer demand for the Company’s products;
●	marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
●	generating recurring revenue from the Company’s growing installed base of customers through the sale of systems with a Consumable revenue component.

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

The Company, and other medical aesthetic companies, are facing increased scrutiny by the Food and Drug Administration (the “FDA”) with respect to products for vaginal health. On July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices. Although the Company did not receive such a letter at that time, we carefully considered the FDA’s broader concerns articulated in the letter and elected to implement certain commercial and promotional initiatives that addressed the FDA’s stated concerns, including ceasing to promote the Juliet device for “vaginal rejuvenation” procedures until we and the manufacturer assessed the implications of recent FDA considerations for devices in this category. Subsequently, on or about June 3, 2019, the Company received correspondence from the FDA related to its distributed product, the Juliet laser, expressing similar concerns to the letter issued in July, 2019. The Company responded to the FDA’s correspondence outlining measures already taken that we believe address the FDA’s concerns. The Company expects to continue to market Juliet as stated in its currently cleared indications: coagulation, vaporization, ablation or cutting of soft tissue (skin) in Dermatology, Plastic Surgery, Oral Surgery, ENT, Gynecology, General Surgery, Podiatry and Ophthalmology (skin around the eyes), as well as skin resurfacing on the face and body. Lost sales of the Juliet device and its hand pieces, has and will likely continue, to impact our revenue. The Company believes, however, that a higher level of scrutiny from regulatory authorities ultimately will benefit us as well as our customers and patients.

The Company believes it has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful, not misleading, fair and balanced, and supported by sound scientific evidence. A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2018- Part I, Item 1A “Risk Factors,” (2) the Company’s reports and registration statements filed and furnished from time to time with the SEC, and (3) other announcements the Company makes from time to time.

The Company recently hired a new Chief Executive Officer (“CEO”), who was also elected to serve on the Company’s Board of Directors. His prior experience is primarily with medical device companies, but not within the aesthetics industry specifically. In addition, recently hired executives may view the business differently than prior members of management, and over time may make changes to the existing personnel and their responsibilities, our strategic focus, operations or business plans. The Company can give no assurances that it will be able to properly manage any such shift in focus, or that any changes to its business, would ultimately prove successful. In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to the Company’s business or may increase the likelihood of turnover in key officers and employees. The Company’s success depends in part on having a successful leadership team. If the Company cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate its business and pursue its business goals.

Critical Accounting Policies, Significant Judgments and Use of Estimates.

The preparation of the Company’s unaudited Condensed Consolidated Financial Statements and related disclosures in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates, judgments and assumptions are based on historical experience and on various other factors that we believe are reasonable under the circumstances. The Company periodically reviews its estimates and make adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, the Company’s financial condition or results of operations will be affected.

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

The Company also adopted ASU No. 2018-15 during the second quarter of fiscal year 2019. The adoption resulted in the capitalization of software development costs of $0.5 million during the three months ending June 30, 2019, related to implementation of a new Enterprise Resource Planning. The amount is included in other current assets and prepaid expenses on the balance sheet.

Critical accounting estimates, as defined by the SEC, are those that are most important to the portrayal of our financial condition and results of operations and require our management’s most difficult and subjective judgments and estimates of matters that are inherently uncertain. The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 18, 2019. With the exception of the change for the accounting of leases as a result of the adoption of ASU 2016-02 and the adoption of ASU No. 2018-15, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenue, net. Percentages in this table and throughout our discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Net revenue	100%	100%	100%	100%
Cost of revenue	46%	47%	49%	48%
Gross margin	54%	53%	51%	52%

Operating expenses:
Sales and marketing	36%	37%	39%	37%
Research and development	7%	10%	8%	10%
General and administrative	11%	12%	13%	13%
Total operating expenses	54%	59%	60%	60%

Income (loss) from operations	1%	(5)%	(9)%	(9)%
Interest and other income, net	—%	—%	—%	—%
Income (loss) before income taxes	1%	(5)%	(9)%	(9)%

Provision (benefit) for income taxes	(1)%	—%	—%	(4)%
Net income (loss)	—%	(5)%	(9)%	(5)%

Revenue

The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and Note 7 to the unaudited Condensed Consolidated Financial Statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 9% of the Company’s total revenue for the six months ended June 30, 2019 and June 30, 2018, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Revenue mix by geography:
United States	$28,147	—%	$28,132	$48,547	(1)%	$49,268
International	19,627	36%	14,421	35,253	29%	27,410
Consolidated total revenue	$47,774	12%	$42,553	$83,800	9%	$76,678

United States as a percentage of total revenue	59%		66%	58%		64%
International as a percentage of total revenue	41%		34%	42%		36%

Revenue mix by product category:
Systems - North America	$26,491	2%	$25,886	$44,071	(2)%	$44,830
Systems - Rest of World	11,048	17%	9,405	20,677	17%	17,700
Total Systems	37,539	6%	35,291	64,748	4%	62,530
Consumables	2,654	151%	1,057	4,599	152%	1,826
Skincare	1,775	36%	1,302	3,383	32%	2,558
Total Products	42,968	11%	37,650	72,730	9%	66,914
Service	5,806	18%	4,903	11,070	13%	9,764
Total Net Revenue	$47,774	12%	$42,553	$83,800	9%	$76,678

The Company’s revenue increased by 12% and 9% in the three and six month periods ended June 30, 2019, respectively, compared to the same periods in 2018, due primarily to strong growth in the Company’s international business, and demand for the Company’s product lines – the truSculpt iD, Secret RF, and the recently launched systems, excel V+ and truSculpt flex, offset by softness in the overall women’s health market, competitive trends affecting certain legacy system pricing, and the continued impact from turnover in our North American salesforce in the fourth quarter of 2018.

Revenue by Geography:

The Company’s U.S. revenue was flat for the three months ended June 30, 2019, and decreased by $0.8 million, or 1%, for the six months ended June 30, 2019, compared to the same periods in 2018. This decrease for the six months ended June 30, 2019 was due primarily to softness in the overall women’s health market, competitive trends affecting certain legacy system pricing, and greater than expected turnover in our North American salesforce in the fourth quarter on 2018 impacting revenue growth in North America during the first half of 2019.

The Company’s international revenue increased by $5.2 million, or 36%, and $7.8 million, or 29% in the three and six months ended June 30, 2019, compared to the same periods in 2018. The increase was due to strong demand in the Company's recurring revenue, including service, skincare products and procedure related consumables.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $0.5 million, or 2%, and decreased by $0.8 million, or 2%, in the three and six months and ended June 30, 2019, compared to the same periods in 2018, due to the softness in the overall women’s health market, competitive trends affecting certain legacy system pricing and greater than expected turnover in our North American salesforce in the fourth quarter of 2018, impacting the first half year sales of 2019. The Rest of the World systems revenue increased 17% for the three and six months ended June 30, 2019, compared to same periods in 2018. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Asia Pacific and Europe due to strong demand in recurring revenue, including service, skincare products and procedure related consumables, and an increase in the Company’s distributor business in the Middle East.

Consumables Revenue

Consumables revenue increased $2.3 million, or 151%, and $3.5 million, or 152%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. The increase in consumables revenue was primarily due to the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018, each of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased $0.5 million, or 36%, and $0.8 million, or 32%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. This increase was due primarily to (i) increased marketing and promotional activities, and (ii) a temporary increase in consumer demand due to changes in the Japanese consumption tax rate effective October 1, 2019.

Service Revenue

The Company’s Service revenue increased $0.9 million, or 18%, and $1.3 million, or 13%, for the three and six months ended June 30, 2019, respectively, compared to the same periods in 2018. This increase was due primarily to increased sales of service contracts, support and maintenance services provided on a time and materials basis to the Company's network of international distributors.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Gross profit	$25,831	15%	$22,377	$43,140	9%	$39,711
As a percentage of total net revenue	54%		53%	51%		52%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities, which is positively impacting the Company’s international revenue.

Gross margins for the three months ended June 30, 2019 increased by 1%, compared to same period in 2018. The increase in gross margins in the three months ended June 30, 2019 was largely driven by demand for the Company's new products with higher gross margins – the truSculpt iD, Secret RF, and the newly launched systems, excel V+ and truSculpt flex, as well as continues strong growth in recurring revenue, including service, skincare products and procedure related consumables.

Gross margin for the six months ended June 30, 2019 declined by 1%, compared to the same period in 2018. The decline in gross margins during the six months ended June 30, 2019 was due to the softness in the overall women’s health market, competitive trends affecting certain legacy system pricing, and greater than expected turnover in our North American salesforce in the fourth quarter of 2018 impacting growth in the first half of 2019.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Sales and marketing	$16,992	9%	$15,535	$33,096	16%	$28,623
As a percentage of total net revenue	36%		37%	39%		37%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training. The $2.7 million increase in sales and marketing expenses during the three months ended June 30, 2019, compared to the same period in 2018, was due primarily to:

●	$2.0 million increase in personnel related expenses, including travel related expenses, primarily driven by increased headcount and commissions related to higher revenues;
●	$0.3 million of stock based compensation as a result of increased headcount; and
●	$0.4 million of higher promotional and product demonstration expenses, primarily in North America.

The $4.4 million or 16% increase in sales and marketing expenses for the six months ended June 30, 2019 compared to same periods in 2018 was due primarily to:

●	$2.9 million net increase in personnel related expenses, driven primarily by increased headcount;
●	$0.7 million increased sales related and product demonstration expenses, primarily in North America;
●	$0.7 million increased marketing consulting services; and
●	$0.5 million increased stock based compensation due to higher headcount; partially offset by
●	$0.4 million of decreased promotional expenses, primarily in North America.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Research and development	$3,273	(20)%	$4,095	$6,979	(9)%	$7,651
As a percentage of total net revenue	7%		10%	8%		10%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $0.8 million or 20%, and $0.7 million or 9%, and represented 7% and 8% of total net revenue, in the three and six months ended June 30, 2019, compared to 10% of total net revenue in each of the three and six months ended June 30, 2018. This decrease in expense was due primarily to $0.9 million decrease in material expenses, and $0.3 million decrease in personnel related expenses; partially offset by increase in consulting related expenses.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
General and administrative	$5,267	7%	$4,902	$10,792	4%	$10,341
As a percentage of total net revenue	11%		12%	13%		13%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $0.4 million, or 7%, and $0.5 million or 8% and represented 11% and 13% of total net revenue in the three and six months ended June 30, 2019, compared to the same 12% and 13% of total net revenue in the three and six months ended June 30, 2018. The increase was due primarily to $1.4 million of increased professional fees and consulting services related to the ongoing implementation efforts of a new Enterprise Resource Planning solution during the six months ended June 30, 2019; partially offset by personnel related expenses.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	$ Change	2018	2019	$ Change	2018
Interest and other income (expense), net	$46	175	$(129)	$(33)	(2)	$(31)
As a percentage of total net revenue	—%		—%	—%		—%

Interest and other income (expense), net, decreased by $175,000 to result in income of $46,000 in the three months ended June 30, 2019.  An increase in interest income from the Company’s marketable investments, and foreign exchange gains in the three months ended June 30, 2019 compared to foreign exchange losses in the three months ended June 30, 2018, were offset by an increase in interest expense related to the estimated interest expense for advance payment related to service contracts under ASC Topic 606.

Interest and other income (expense), net, increased $2,000 to $33,000 expense in the six months ended June 30, 2019.  An increase in interest income from the Company’s marketable investments in the six months ended June 30, 2019, compared to the same period in 2018, was offset by an increase in interest expense related to the estimated interest expense for advance payment related to service contracts under ASC Topic 606.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2019	$ Change	2018	2019	$ Change	2018
Income (loss) before income taxes	$345	$2,629	$(2,284)	$(7,760)	(825)	$(6,935)
Provision (benefit) for income taxes	(243)	469	(712)	(128)	3,203	(3,331)

For the three and six months ended June 30, 2019, the Company’s income tax benefits were $0.2 million and $0.1 million, respectively, compared to tax benefits of $0.7 and $3.3 million in the same periods in 2018. In the three and six months ended June 30, 2019, the Company calculated the provision for income taxes for interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss for the reporting period. The Company’s income tax benefit in the three and six months ended June 30, 2019 was primarily related to the release of reserve for uncertain tax position in Germany during the second quarter end June 30, 2019. The release of the reserve resulted in a tax benefit of $0.3 million for the six months ended June 30, 2019.

As of June 30, 2019, and December 31, 2018, the Company maintains a 100% valuation allowance against its U.S. deferred tax assets. There was no valuation allowance during the six months ended June 30, 2018 other than the California jurisdiction.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program. The Company actively manages its cash and investments to ensure the maintenance of funds sufficient to meet its operational needs. The majority of the Company’s cash and investments are held in U.S. banks. Our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of June 30, 2019 and December 31, 2018, the Company had $35.2 million and $39.6 million of working capital, respectively. Cash and cash equivalents, plus marketable investments decreased by $3.9 million to $31.7 million as of June 30, 2019, from $35.6 million as of December 31, 2018, primarily due to settling accounts payable and accrued liabilities, as well as increased investments in sales, service and other management headcount to facilitate revenue growth.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	June 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$27,668	$26,052	$1,616
Marketable investments	4,002	9,523	(5,521)
Total	$31,670	$35,575	$(3,905)

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$(3,919)	$(6,503)
Investing activities	5,284	10,611
Financing activities	251	140
Net increase in cash and cash equivalents	$1,616	$4,248

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2019 was approximately $4.0 million, primarily due to:

●	$7.6 million net loss as adjusted for by non-cash related items consisting primarily of stock-based compensation expense of $3.8 million, and $2.2 million depreciation and amortization expenses;
●	$5.3 million increase in accounts receivables;
●	$3.8 million increase in accrued liabilities due primarily to due to the timing of vendor payments in the ordinary course of business;
●	$2.3 million decrease in pre-paid expenses and other long term assets;
●	$1.3 million generated from an increase in deferred revenue;
●	$1.1 million used to increase inventories;
●	$0.8 million used to settle extended warranty liabilities;
●	$0.4 million decrease in other long-term liabilities, including tax liability of $0.3 million; and
●	$0.1 million generated from an increase in accounts payable due primarily to increased material purchases.

Net cash used in operating activities in the six months ended June 30, 2018 was approximately $6.5 million, primarily due to:

●

$3.7 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $3.9 million, income tax benefit of $3.2 million, and $1.4 million depreciation and amortization expenses;

●	$3.7 million cash used to increase accounts payable due primarily to increased material purchases and timing of vendor payments in the ordinary course of business;
●	$4.3 million cash used to settle accrued liabilities;
●	$2.1 million decrease in pre-paid expenses and other long term assets;
●	$1.8 million used as a result of increased account receivables;
●	$1.4 million cash used to increase inventories; and
●	$0.5 million generated as a result of increased deferred revenue.

Cash Flows from Investing Activities

Net cash provided by investing activities was $5.3 million in the six months ended June 30, 2019, primarily due to:

●	$9.6 million in net proceeds from the maturities of marketable investments; partially offset by
●	$4.0 million of cash used to purchase marketable investments.

Net cash provided by investing activities was $10.6 million in the six months ended June 30, 2018, primarily due to:

●	$15.5 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$4.4 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $251,000 in the six months ended June 30, 2019, primarily due to:

●	$1.2 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
●	$0.6 million of cash used for taxes related to net share settlement of equity awards; and
●	$0.3 million of cash used to pay finance lease obligations.

Net cash provided by financing activities was $140,000 in the six months ended June 30, 2018, primarily due to:

●	$3.0 million proceeds from exercise of stock options and employee stock purchase plan, offset by
●	$2.9 million of cash used for taxes paid related to net share settlement of equity awards.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $31.7 million as of June 30, 2019. For the six months ended June 30, 2019, the Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and ESPP. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years, but there can be no assurances.

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Original Revolving Line of Credit”) in the original principal amount of $25 million. The Original Revolving Line of Credit terminates on May 30, 2021.

The Original Revolving Line of Credit contained financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.5 to 1.0 and a trailing twelve months ("TTM") adjusted EBITDA of not less than $10 million. A violation of any of the covenants could result in a default under the Original Revolving Line of Credit that would permit the lenders to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Loan and Security Agreement.

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

As of June 30, 2019, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First Amended Revolving Line of Credit and the Second Amended Revolving Line of Credit.

Commitments and Contingencies

As of the date of this report, other than changes related to adoption of the new lease accounting standard effective January 1, 2019, and as described in Notes 2 and 12 to the Condensed Consolidated Financial Statements, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since March 18, 2019, as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on March 18, 2019.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

Interest Rate Fluctuations

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from investments without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short- and long-term investments in a variety of high quality securities, including U.S. treasuries, U.S. government agencies, corporate debt, cash deposits, money market funds, commercial paper, non-U.S. government agency securities, and municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average maturity of the Company’s portfolio as of June 30, 2019 was approximately 0.3 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would have resulted in no impact on the Company’s total investment portfolio.

The uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities the Company has invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of June 30, 2019, the Company had not drawn on the Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 2.2% as of June 30, 2019, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of the three months June 30, 2019 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2019. Attached as exhibits to this Quarterly Report are certifications of the Company’s CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met. As set forth above, the Company’s CEO and CFO have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements refer to Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 18, 2019.

ITEM 1A.	RISK FACTORS

There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on March 18, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.		Description
3.2	(1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4	(1)	Bylaws of the Registrant.

4.1	(2)	Specimen Common Stock certificate of the Registrant.

10.14	(3)	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.
(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2005.
(3)	Incorporated by reference from the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on April 30, 2018.
(4)	Incorporated by reference from Current Report on Form 8-K filed May 9, 2018.
(5)	Incorporated by reference from Current Report on Form 8-K filed June 5, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 8th day of August, 2019.

CUTERA, INC.

/S/ SANDRA A. GARDINER
Sandra A. Gardiner
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)