Form 10-Q
period 2019-09-30
CUTERA INC
filed 2019-11-12
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Registrant’s common stock issued and outstanding as of November 1, 2019 was 14,233,487.

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

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$22,879	$26,052
Marketable investments	6,448	9,523
Accounts receivable, net	23,222	19,637
Inventories	34,042	28,014
Other current assets and prepaid expenses	5,334	3,972
Total current assets	91,925	87,198

Property and equipment, net	2,771	2,672
Deferred tax asset	459	457
Operating lease right-of-use assets	8,332	—
Goodwill	1,339	1,339
Other long-term assets	6,410	5,971
Total assets	$111,236	$97,637

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,140	$11,279
Accrued liabilities	28,096	23,300
Operating lease liabilities	634	—
Extended warranty liability	2,232	3,159
Deferred revenue	10,164	9,882
Total current liabilities	55,266	47,620

Deferred revenue, net of current portion	3,309	2,684
Income tax liability	93	394
Operating lease liabilities, net of current portion	7,888	—
Other long-term liabilities	690	553
Total liabilities	67,246	51,251

Commitments and Contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,199,821 and 13,968,852 shares at September 30, 2019 and December 31, 2018, respectively	14	14
Additional paid-in capital	78,305	70,451
Accumulated deficit	(34,270)	(24,010)
Accumulated other comprehensive loss	(59)	(69)
Total stockholders’ equity	43,990	46,386
Total liabilities and stockholders’ equity	$111,236	$97,637

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net revenue:
Products	$40,315	$35,675	$113,045	$102,589
Service	5,802	4,898	16,872	14,662
Total net revenue	46,117	40,573	129,917	117,251
Cost of revenue:
Products	16,343	15,909	50,278	46,876
Service	3,541	2,779	10,266	8,779
Total cost of revenue	19,884	18,688	60,544	55,655
Gross profit	26,233	21,885	69,373	61,596

Operating expenses:
Sales and marketing	17,691	14,479	50,786	43,102
Research and development	3,643	3,244	10,622	10,895
General and administrative	7,308	5,160	18,100	15,501
Total operating expenses	28,642	22,883	79,508	69,498
Loss from operations	(2,409)	(998)	(10,135)	(7,902)
Interest and other expense, net	(146)	(49)	(180)	(80)
Loss before income taxes	(2,555)	(1,047)	(10,315)	(7,982)
Income tax expense (benefit)	73	(174)	(55)	(3,505)
Net loss	$(2,628)	$(873)	$(10,260)	$(4,477)

Net loss per share:
Basic	$(0.19)	$(0.06)	$(0.73)	$(0.33)
Diluted	$(0.19)	$(0.06)	$(0.73)	$(0.33)

Weighted-average number of shares used in per share calculations:
Basic	14,182	13,851	14,095	13,717
Diluted	14,182	13,851	14,095	13,717

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(2,628)	$(873)	$(10,260)	$(4,477)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized gains on available-for-sale investments	1	13	10	9
Less: Reclassification adjustment for (gains) losses on investments recognized during the period	—	—	—	9
Net change in unrealized gains and losses on available-for-sale investments	1	13	10	18
Tax provision	—	—	—	—
Other comprehensive income, net of tax	1	13	10	18
Comprehensive loss	$(2,627)	$(860)	$(10,250)	$(4,459)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

Nine and Three Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Issuance of common stock for employee purchase plan	53,803	—	833	—	—	833
Exercise of stock options	79,420	—	767	—	—	767
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	97,746	—	(750)	—	—	(750)
Stock-based compensation expense	—	—	7,004	—	—	7,004
Net loss	—	—	—	(10,260)	—	(10,260)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	10	10
Balance at September 30, 2019	14,199,821	$14	$78,305	$(34,270)	$(59)	$43,990

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at July 1, 2019	14,142,296	$14	$74,870	$(31,642)	$(60)	$43,182
Exercise of stock options	38,966	—	437	—	—	437
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	18,559	—	(180)	—	—	(180)
Stock-based compensation expense	—	—	3,178	—	—	3.178
Net loss	—	—	—	(2,628)	—	(2,628)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	1	1
Balance at September 30, 2019	14,199,821	$14	$78,305	$(34,270)	$(59)	$43,990

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

Nine and Three Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2017	13,477,973	$13	$62,025	$2,947	$(92)	$64,893
Adjustment to opening balance for ASC 606 adoption	—	—	—	3,813	—	3,813
Issuance of common stock for employee purchase plan	34,776	—	1,154	—	—	1,154
Exercise of stock options	241,021	1	2,448	—	—	2,449
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	136,820	—	(2,971)	—	—	(2,971)
Stock-based compensation expense	—	—	5,524	—	—	5,524
Net loss	—	—	—	(4,477)	—	(4,477)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	18	18
Balance at September 30, 2018	13,890,590	$14	$68,180	$2,283	$(74)	$70,403

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at July 1, 2018	13,824,252	$14	$66,291	$3,156	$(87)	$69,374
Exercise of stock options	52,162	—	565	—	—	565
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	14,176	—	(307)	—	—	(307)
Stock-based compensation expense	—	—	1,631	—	—	1,631
Net loss	—	—	—	(873)	—	(873)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	13	13
Balance at September 30, 2018	13,890,590	$14	$68,180	$2,283	$(74)	$70,403

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(10,260)	$(4,477)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,004	5,524
Depreciation of tangible assets	1,184	849
Amortization of contract acquisition costs	2,169	1,304
Change in deferred tax asset	(2)	(3,507)
Provision for doubtful accounts receivable	647	877
Other	55	215
Changes in assets and liabilities:
Accounts receivable	(4,232)	(5,544)
Inventories	(6,028)	(2,540)
Other current assets and prepaid expenses	(1,423)	(797)
Other long-term assets	(2,608)	(2,301)
Accounts payable	2,861	6,319
Accrued liabilities	4,900	(4,177)
Extended warranty liabilities	(927)	—
Other long-term liabilities	(140)	105
Deferred revenue	907	58
Income tax liabilities	(301)	(27)
Net cash used in operating activities	(6,194)	(8,119)

Cash flows from investing activities:
Acquisition of property, equipment and software	(524)	(1,214)
Disposal of property and equipment	45	41
Proceeds from sales of marketable investments	—	13,044
Proceeds from maturities of marketable investments	11,450	8,050
Purchase of marketable investments	(8,304)	(4,390)
Net cash provided by investing activities	2,667	15,531

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,600	3,603
Taxes paid related to net share settlement of equity awards	(750)	(2,971)
Payments on finance lease obligations	(496)	(362)
Net cash provided by financing activities	354	270

Net increase (decrease) in cash and cash equivalents	(3,173)	7,682
Cash and cash equivalents at beginning of period	26,052	14,184
Cash and cash equivalents at end of period	$22,879	$21,866

Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$903	$610

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) provides energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: excel, enlighten, Juliet, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.

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

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited Condensed Consolidated Financial Statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its financial position as of September 30, 2019 and 2018, its results of operations, comprehensive income (loss), consolidated statements of changes in equity for the three and nine months ended September 30, 2019 and 2018, and cash flows for the nine months ended September 30, 2019 and 2018. The December 31, 2018 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2019.

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

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to Condensed Consolidated Financial Statements refer to the Company’s continuing operations. Notes 2 and 12 provide information about the Company’s adoption of new accounting standards for leases.

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

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, accounts receivable and sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, incremental borrowing rates related to the Company’s leases, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, fair value of investments, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contracts acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement inclusive of expected contract renewals. The Company adopted this standard effective April 1, 2019, on a prospective basis for applicable implementation costs. The adoption of this guidance prospectively resulted in the capitalization of software development costs of $0.4 and $0.9 million during the three and six months ending September 30, 2019. These costs relate to implementation of a new Enterprise Resource Planning and Customer Relationship Management systems and are included in “other current assets and prepaid expenses” on the balance sheet.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands) as of September 30, 2019 and December 31, 2018:

September 30, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$22,879	$—	$—	$22,879

Marketable investments:
U.S. government notes	3,904	1	—	3,905
Commercial paper	2,141	—	—	2,141
Corporate debt securities	402	—	—	402
Total marketable investments	6,447	1	—	6,448

Total cash, cash equivalents and marketable investments	$29,326	$1	$—	$29,327

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,052	$—	$—	$26,052

Marketable investments:
U.S. government notes	1,397	—	—	1,397
U.S. government agencies	2,677	—	—	2,677
Municipal securities	200	—	—	200
Commercial paper	2,433	—	—	2,433
Corporate debt securities	2,825	—	(9)	2,816
Total marketable investments	9,532	—	(9)	9,523

Total cash, cash equivalents and marketable investments	$35,584	$—	$(9)	$35,575

As of September 30, 2019 and December 31, 2018, the gross unrealized gains and losses were $1,000 and $(9,000), respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of September 30, 2019 (in thousands):

Amount
Due in less than one year	$6,448
Due in 1 to 3 years	—
Total marketable investments	$6,448

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

As of September 30, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$3,061	$—	$—	$3,061
Commercial paper	—	4,344	—	4,344
Marketable investments:
Available-for-sale securities	—	6,448	—	6,448
Total assets at fair value	$3,061	$10,792	$—	$13,853

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

Corporate debt, U.S. government-backed securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2019 is less than nine months and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended September 30, 2019 and December 31, 2018, respectively.

Note 5. Balance Sheet Details

Inventories

As of September 30, 2019 and December 31, 2018, inventories consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$18,637	$16,991
Work in process	2,242	2,306
Finished goods	13,163	8,717
Total	$34,042	$28,014

Accrued Liabilities

As of September 30, 2019 and December 31, 2018, accrued liabilities consist of the following (in thousands):

	September 30, 2019	December 31, 2018
Accrued payroll and related expenses	$13,073	$9,377
Sales and marketing accruals	2,229	2,379
Warranty liability	4,406	4,666
Sales tax	3,152	2,935
Other	5,236	3,943
Total	$28,096	$23,300

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This product remediation plan, a voluntary action initiated by the Company, includes the replacement of a component in one of our legacy products. The accrued liability consists of the cost of materials and labor to replace the component in all units under the Company's standard warranty or covered under an existing Extended Warranty contract as of the fourth quarter of 2018. The Company recorded approximately $5.0 million related to this product remediation plan, of which $1.1 million was utilized in the fourth quarter of 2018. As of December 31, 2018, approximately $0.7 million of the balance was related to product warranty and included in accrued liabilities, and $3.2 million was separately recorded as Extended Warranty Liability.

In the nine months ended September 30, 2019, the Company utilized $0.2 million related to product warranty and $0.9 million related to extended warranty liability. As of September 30, 2019, the product remediation warranty and extended warranty liability were $0.5 million and $2.2 million, respectively.

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

The following table provides the changes in the product standard warranty accrual for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning Balance	$4,832	$3,561	$4,668	$3,508
Add: Accruals for warranties issued during the period	1,504	1,589	5,656	6,164
Less: Settlements made during the period	(1,930)	(1,510)	(5,918)	(6,032)
Ending Balance	$4,406	$3,640	$4,406	$3,640

Note 7. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation, training and extended marketing support service. As of September 30, 2019, approximately 75% of the deferred revenue balance of $13.5 million will be recognized over the next 12 months.

The following table provides changes in the deferred service contract revenue balance for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Beginning Balance	$13,859	$11,807	$11,855	$11,656
Add: Payments received	3,624	3,609	13,075	12,025
Less: Revenue recognized	(4,010)	(4,097)	(11,457)	(12,362)
Ending Balance	$13,473	$11,319	$13,473	$11,319

Costs for extended service contracts were $2.3 million and $6.5 million, respectively, for the three and nine months ended September 30, 2019, and $1.7 million and $5.7 million, respectively, for the three and nine months ended September 30, 2018.

Note 8. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 9% respectively, of the Company’s total revenue for the nine months ended September 30, 2019 and 2018.

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

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services, which are satisfied over time, the Company generally satisfies all performance obligations at a point in time. Systems, system accessories (hand pieces), training, and time and materials services are also sold on a stand-alone basis, and these performance obligations are satisfied at a point in time. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price basis.

Nature of Products and Services

Systems

Systems revenue is generated from the sale of systems and from the sale of upgrades to existing systems. A system consists of a console that incorporates a universal graphic user interface, a laser or other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. In certain applications, the laser or other energy-based module is contained in the hand piece, such as with the Company’s Pearl and Pearl Fractional applications, rather than within the console.

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

For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end-customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. When collectability is not established in advance of receipt of payment from the customer, revenue is recognized upon the later of the receipt of payment or the satisfaction of the performance obligation. For systems sold through credit approved distributors, revenue is recognized at the time of shipment to the distributor.

The Company typically receives payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.

Skincare products

The Company sells third-party manufactured skincare products in Japan. The third-party skincare products are purchased from the third-party manufacturer and sold to licensed physicians. The Company acts as the principal in this arrangement, as it determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. Sales of skincare products are typically the subject of contracts in which the skincare products represent the sole performance obligations. The Company recognizes revenue for skincare products at a point in time, at time of shipment.

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

Significant Judgments

The determination of whether two or more contracts entered into at or near the same time with the same customer should be combined and accounted for as one contract may require the use of significant judgment. In making this determination, the Company considers whether the contracts are negotiated as a package with a single commercial objective, have price interdependencies, or promise goods or services that represent a single performance objective

While the Company’s purchase agreements do not provide customers with a contractual right of return, the Company maintains a sales allowance to account for potential returns or refunds as a reduction in transaction price at the time of sale. The Company estimates sales returns and other variable consideration based on historical experience.

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
●

Set-up /Installation: SSP is based on observable price when sold on a standalone basis. Set-up or installation for all systems, excluding the enlighten system, is immaterial in the context of the contract. The related costs to complete set-up or installation are immaterial.

The calibration and installation service of the enlighten system are treated as separate performance obligations because the Company regularly sells enlighten systems without the calibration and installation service.

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels. Once a loyalty program member achieves a certain tier level, the member earns a reward. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned.  As of September 30, 2019, the accrual for the loyalty program included in accrued liabilities was $0.2 million.

Deferred Sales Commissions

Incremental costs of obtaining a contract, which consist primarily of commissions and related payroll taxes, are capitalized and amortized on a straight-line basis over the expected period of benefit. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.

Total capitalized costs as of September 30, 2019 were $4.7 million and are included in other assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.8 million and $2.2 million respectively, during the three and nine months ended September 30, 2019 and is included in sales and marketing expense in the Company’s condensed consolidated statement of operations. Amortization expense was $0.5 million and $1.3 million, respectively, during the three and nine months ended September 30, 2018.

Note 9. Stockholders’ Equity and Stock-based Compensation Expense

The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In June 2019, stockholders approved an amendment and restatement of the Amended and Restated 2004 Equity Incentive Plan (the “Prior Plan”) as the 2019 Equity Incentive Plan (the “2019 Plan”) and approved an additional 700,000 shares, available for future grants (in addition to the 9,701,192 shares provided under the Prior Plan). The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares, and other stock or cash awards.

The Company awarded zero and 42,236 RSUs to its non-employee directors during the three and nine months ended September 30, 2019, respectively. Executive officers, senior management and certain employees were awarded 10,185 and 375,252 performance stock units (“PSUs”) by the Board of Directors (“Board”) during the three and nine months ended September 30, 2019, respectively. The PSUs granted in the nine months ended September 30, 2019 vest subject to the recipients’ continued service and the achievement of certain performance goals for the Company’s 2019 fiscal year established by the Board and relating to the achievement of revenue targets for consumable products, revenue targets for international revenue, and specific operational milestones related to product performance and IT systems implementation projects. On September 5, 2019, the Board made a modification to all the PSU grants outstanding as of September 4, 2019, such that 15% of the PSUs will now vest upon the achievement of revenue targets for consumable products or revenue targets for international revenue rather than upon the achievement of targets related to IT systems implementation projects.  The modified PSUs were valued at the Company’s share price on the date of the modification. The impact due to the PSU modification was $0.2 million.

The 10,185 PSUs awards during the three months ended September 30, 2019, relate to 15% of 67,897 shares the Company's Board awarded its new CEO, David H. Mowry, scheduled to vest over 4 years from 2019 through 2022.  These PSUs are subject to certain performance-based criteria related to achieving financial metrics in the Board approved annual budgets for the years 2019 through 2022. As of September 30, 2019, the Company concluded that only the 2019 tranche meets the criteria for measurement and recognition. However the 2020-2022 tranches (2020 tranche = 25% of the target number of the PSUs; 2021 tranche = 30% of the target number of the PSUs; and 2022 tranche = 30% of the target number of the PSUs) do not meet the criteria for measurement and recognition as of September 30, 2019, and will meet the criteria for measurement and commencement of recognition when the Company’s Board of Directors establishes the financial metrics for each fiscal year.

The Board also awarded executive officers, senior management and certain employees 147,317 and 414,423 RSUs during the three and nine months ended September 30, 2019, respectively. 25% of the RSUs granted vest on each of the first four anniversaries of the vest date subject to the recipients’ continued service.

As of September 30, 2019, there was approximately $15.8 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 1.65 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activities under the 2004 and 2019 Equity Incentive Plans are summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2018	1,141,305	507,705	$20.52
Additional shares reserved	700,000	—	—
Stock awards granted*	(1,486,688)	—	—
Options exercised	—	(81,032)	9.47
Options canceled	42,873	(42,873)	20.18
Stock awards canceled*	313,623
Balance, September 30, 2019	711,113	383,800	$22.89

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

Non-Employee Stock-Based Compensation

The Company granted 9,303 RSUs and 11,920 PSUs to non-employees during the nine months ended September 30, 2019. The RSUs granted vest over four years at 25% on each anniversary of the grant date. The PSUs vest over a year subject to the same performance criteria as the PSUs granted to employees. The PSUs granted in the three and nine months ended September 30, 2019 vest subject to the recipients continued service.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019*	2018
Cost of revenue	$430	$196	$1,103	$576
Sales and marketing	1,365	540	3,080	1,744
Research and development	443	164	1,076	617
General and administrative	940	731	1,745	2,587
Total stock-based compensation expense	$3,178	$1,631	$7,004	$5,524

*Included in the nine-month ended September 30, 2019 stock-based compensation expense is the charge in connection with the accelerated vesting of 4,667 shares of the Company’s former CEO, in accordance with his separation agreement dated January 4, 2019.

Note 10. Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares outstanding during the period. In periods of net income, diluted shares outstanding include the dilutive effect of in-the-money equity awards (stock options, RSUs, PSUs and employee stock purchase plan contributions), which is calculated based on the average share price for each fiscal period using the treasury stock method.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator
Net loss (in thousands)	$(2,628)	$(873)	$(10,260)	$(4,477)
Denominator
Weighted average shares of common stock outstanding used in computing net loss per share, basic	14,182	13,851	14,095	13,717
Dilutive effect of incremental shares and share equivalents	—	—	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	14,182	13,851	14,095	13,717
Net loss per share:
Net loss per share, basic	$(0.19)	$(0.06)	$(0.73)	$(0.33)
Net loss per share, diluted	$(0.19)	$(0.06)	$(0.73)	$(0.33)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Options to purchase common stock	398	607	443	707
Restricted stock units	648	411	523	419
Performance stock units	221	24	166	19
Employee stock purchase plan shares	94	47	94	82
Total	1,361	1,089	1,226	1,227

Note 11. Income Taxes

For the three and nine months ended September 30, 2019, the Company's income tax expense and benefit were $73,000 and $55,000, respectively, compared to tax benefits of $174,000 and $3,505,000, respectively, for the same periods in 2018.

The Company's income tax benefit for the nine month ended September 30, 2019 is due primarily to the release of reserve for uncertain tax position in Germany of $0.3 million, partially offset by income taxes in foreign jurisdictions. Based on all available objectively verifiable evidence during the three and nine months ended September 30, 2019, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets. There was no valuation allowance during the three months ended September 30, 2018 other than the California jurisdiction.

Note 12. Leases

The Company is a party to certain operating and finance leases for vehicles, office space and storages. The Company’s material operating leases consist of office space, as well as storage facilities. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under operating leases.

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

Below is supplemental balance sheet information related to leases (in thousands):

Assets	Classification	September 30, 2019
Right-of-use assets	Operating lease assets	$8,332
Finance lease	Property and equipment, net*	1,152
Total leased assets		$9,484

*Finance lease assets included in Property and equipment, net.

Liabilities	Classification	September 30, 2019
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$634
Operating lease liabilities , non-current	Operating lease liabilities, net of current portion	7,888
Total operating lease liabilities		$8,522

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$570
Finance lease liabilities, non-current	Other long-term liabilities	690
Total finance lease liabilities		$1,260

Lease costs during the three months ended September 30, 2019:

Finance lease cost	Amortization expense	$175
Finance lease cost	Interest for finance lease	25
Operating lease cost	Operating lease expense	727

Lease costs during the nine months ended September 30, 2019:

Finance lease cost	Amortization expense	$546
Finance lease cost	Interest for finance lease	65
Operating lease cost	Operating lease expense	2,168

Cash paid for amounts included in the measurement of lease liabilities during the three months ended September 30, 2019 were as follows:

Operating cash flow	Finance lease	$25
Financing cash flow	Finance lease	175
Operating cash flow	Operating lease	708

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2019 were as follows:

Operating cash flow	Finance lease	$65
Financing cash flow	Finance lease	590
Operating cash flow	Operating lease	2,112

Maturities of lease liabilities

Maturities of lease liabilities were as follows as of September 30, 2019 (in thousands):

Operating leases
Remainder of 2019	$722
2020	2,868
2021	2,613
2022	2,607
2023 and thereafter	351
Total lease payments	9,161
Less: imputed interest	639
Present value of lease liabilities	$8,522

Vehicle Leases

As of September 30, 2019, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Operating leases
Remainder of 2019	$185
2020	541
2021	400
2022	240
Total lease payments	1,366
Less: imputed interest	106
Present value of lease liabilities	$1,260

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

Vehicle Leases – U.S.

As of December 31, 2018, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Operating leases
2019	$576
2020	287
2021	152
Future minimum lease payments	$1,015

Weighted-average remaining lease term and discount rate, as of September 30, 2019, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	3.3
Finance leases	2.8
Weighted-average discount rate
Operating leases	4.4%
Finance leases	5.6%

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

As of September 30, 2019 and December 31, 2018, the Company had zero and $171,000 accrued, respectively, related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.

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

As of September 30, 2019, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First and Second Amendment to the Revolving Line of Credit.

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

The following table presents a summary of revenue by geography for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
Revenue mix by geography:
United States	$26,425	$24,329
Japan	7,511	5,021
Asia, excluding Japan	3,754	4,348
Europe	1,907	2,356
Rest of the world	6,520	4,519
Total consolidated revenue	$46,117	$40,573
Revenue mix by product category:
Products	$34,958	$33,197
Consumables	2,510	1,055
Skincare	2,847	1,423
Total product revenue	$40,315	$35,675
Service	5,802	4,898
Total consolidated revenue	$46,117	$40,573

The following table presents a summary of revenue by geography for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Revenue mix by geography:
United States	$74,972	$73,597
Japan	18,142	12,522
Asia, excluding Japan	11,396	11,422
Europe	7,147	6,729
Rest of the world	18,260	12,981
Total consolidated revenue	$129,917	$117,251
Revenue mix by product category:
Products	$99,706	$95,727
Consumables	7,109	2,881
Skincare	6,230	3,981
Total product revenue	$113,045	$102,589
Service	16,872	14,662
Total consolidated revenue	$129,917	$117,251

Note 16. Subsequent Events

   The Company has determined based on the evaluation that no material subsequent events exist other than the following:

On November 1, 2019, Sandra A. Gardiner, the Company's Executive Vice President and Chief Financial Officer, informed the Company that she intends to resign her position with the Company to pursue another opportunity. At that time, the Company offered to enter into a resignation agreement whereby Ms. Gardiner would resign her position with the Company as of November 15, 2019, with compensation in return for certain transition assistance through the end of the Company’s fiscal year, and her release of certain claims.

The Company was not able to reach agreement with Ms. Gardiner on the terms of her separation.  On November 7, 2019, the Company received a Demand for Arbitration from Ms. Gardiner related to the terms of her separation from the Company.  In the demand Ms. Gardiner alleges claims related to the negotiation of her separation agreement including fraudulent inducement or promissory fraud, negligent misrepresentation or omission, breach of contract, breach of the covenant of good faith and fair dealing promissory estoppel, and violations of the California Unfair Business Practices - Business & Professions Code.  The Company believes it has viable defenses to each of these claims, and it intends to defend itself against these claims.

Also on November 7, 2019, the Company’s Board of Directors appointed Dave Mowry, the Company’s current Chief Executive Officer, to serve as Interim Chief Financial Officer of the Company until the Board appoints a successor Chief Financial Officer. The Nominating and Governance Committee of the Board of Directors of the Company is actively searching for qualified candidates to serve as the Company’s Chief Financial Officer, which individual also performs the functions of the Company’s principal financial officer.

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
●

Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of September 30, 2019.

Executive Summary

Company Description

The Company is a leading medical device company specializing in the research, development, manufacture, marketing and servicing of light and other energy based aesthetics systems for practitioners worldwide. In addition to products developed internally, the Company distributes third party sourced products under our own brand names. The Company offers easy-to-use products that enable practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for our customers as they expand their practices. In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills and other per procedure related revenue on select systems, as well as distributing third-party manufactured skincare products.

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 and truSculpt flex in September 2019.

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

The Company, and other medical aesthetic companies, are facing increased scrutiny by the Food and Drug Administration (the “FDA”) with respect to products for vaginal health. On July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices. Although the Company did not receive such a letter at that time, we carefully considered the FDA’s broader concerns articulated in the letter and elected to implement certain commercial and promotional initiatives that addressed the FDA’s stated concerns, including ceasing to promote the Juliet device for “vaginal rejuvenation” procedures until we and the manufacturer assessed the implications of recent FDA considerations for devices in this category. Subsequently, on or about September 3, 2019, the Company received correspondence from the FDA related to its distributed product, the Juliet laser, expressing similar concerns to the letter issued in July, 2019. The Company responded to the FDA’s correspondence outlining measures already taken that we believe address the FDA’s concerns. The Company expects to continue to market Juliet consistent with its currently cleared indications: coagulation, vaporization, ablation or cutting of soft tissue (skin) in Dermatology, Plastic Surgery, Oral Surgery, ENT, Gynecology, General Surgery, Podiatry and Ophthalmology (skin around the eyes), as well as skin resurfacing on the face and body. Lost sales of the Juliet device and its hand pieces, has and will likely continue, to impact our revenue. The Company believes, however, that a higher level of scrutiny from regulatory authorities ultimately will benefit us as well as our customers and patients.

The Company believes it has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful not misleading, fair and balanced, and supported by sound scientific evidence. A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2018- Part I, Item 1A “Risk Factors,” (2) the Company’s reports and registration statements filed and furnished from time to time with the SEC, and (3) other announcements the Company makes from time to time.

The Company recently hired a new Chief Executive Officer, who was also elected to serve on the Company’s Board of Directors. His prior experience is primarily with medical device companies, but not within the aesthetics industry specifically. In addition, recently hired executives may view the business differently than prior members of management, and over time may make changes to the existing personnel and their responsibilities, our strategic focus, operations or business plans. The Company can give no assurances that it will be able to properly manage any such shift in focus, or that any changes to its business, would ultimately prove successful. In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to the Company’s business or may increase the likelihood of turnover in key officers and employees. The Company’s success depends in part on having a successful leadership team. If the Company cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate its business and pursue its business goals.

On November 1, 2019, Sandra A. Gardiner, the Company's Executive Vice President and Chief Financial Officer resigned. Since then, the Company’s current Chief Executive Officer, David H. Mowry has been acting as Chief Executive Officer and Interim Chief Financial Officer. The Board is conducting a search for a new Chief Financial Officer. The Board’s search for a Chief Financial Officer, and any related speculation and uncertainty regarding our future business strategy and direction in connection with the search and the appointment of a Chief Financial Officer, may cause or result in: 1) Disruption of our business or distraction of our employees and management; 2) Difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a permanent Chief Financial Officer; 3) Departures of other members of management; 4) Increased stock price volatility; and 4) Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

If the Company is unable to mitigate these or other potential risks related to the appointment and transition of a Chief Financial Officer, it may disrupt the Company’s business or adversely impact its revenue, operating results, and financial condition. Further, there can be no assurance that the Company will be able to attract a qualified permanent Chief Financial Officer or that the Company can hire a Chief Financial Officer on acceptable terms.

Brexit

On June 23, 2016, the United Kingdom held a referendum in which voters approved an exit from the European Union, commonly referred to as “Brexit.” On March 29, 2017, the UK government gave formal notice of its intention to leave the EU and began the process of negotiating the future terms of the UK’s relationship with the EU. Brexit could adversely affect UK, regional (including European) and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the British Pound and Euro. For the three months ended September 30, 2019 and 2018, net sales generated from the Company’s European operations constituted approximately 4% and 6%, respectively, of total net sales. For the nine months ended September 30, 2019 and 2018, net sales generated from our European operations constituted approximately 6% and 6%, respectively.

Negotiations between the UK and the EU continue about provisions of the withdrawal agreement. Unless the deadline is further extended, the UK will leave the EU on January 31, 2020. Although the long-term effects of Brexit will depend on any agreements the UK makes to retain access to the EU markets, Brexit has created additional uncertainties that may ultimately result in new regulatory costs and challenges for medical device companies and increased restrictions on imports and exports throughout Europe. This could adversely affect the Company’s ability to conduct and expand its operations in Europe and may have an adverse effect on the Company’s overall business, financial condition and results of operations. For additional information on how Brexit could affect its business, see “Part I, Item 1A Risk Factors - Economic and other risks associated with international sales and operations could adversely affect the Company’s business” of our 2018 Form 10-K.

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

The Company adopted Accounting Standards Update ("ASU") 2016-02, "Leases", (also known as ASC Topic 842) in the first quarter of fiscal year 2019 using the modified retrospective method, to all leases existing at the date of initial application. The comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $10.3 million and $10.4 million, respectively, as of January 1, 2019, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The difference between the additional lease assets and lease liabilities, was recorded as deferred rent. The standard had no material impact on the Company’s condensed consolidated statements of operations, comprehensive loss, statements of changes in equity, and cash flows. Refer to notes 2 and 12 to the unaudited Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional accounting policy and transition disclosures.

The Company also adopted ASU No. 2018-15 during the second quarter of fiscal year 2019. The adoption resulted in the capitalization of software development costs of $0.5 and $0.9 million during the three and nine months ending September 30, 2019, related to implementation of a new Enterprise Resource Planning and Customer Relationship Management systems. The amount is included in other current assets and prepaid expenses on the balance sheet.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenue	100%	100%	100%	100%
Cost of revenue	43%	46%	47%	47%
Gross margin	57%	54%	53%	53%

Operating expenses:
Sales and marketing	39%	36%	39%	37%
Research and development	8%	8%	8%	9%
General and administrative	16%	13%	14%	13%
Total operating expenses	63%	57%	61%	59%

Loss from operations	(6)%	(3)%	(8)%	(7)%
Interest and other income, net	—%	—%	—%	—%
Loss before income taxes	(6)%	(3)%	(8)%	(7)%

Provision (benefit) for income taxes	—%	—%	—%	(3)%
Net loss	(6)%	(3)%	(8)%	(4)%

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

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 9% of the Company’s total revenue for the nine months ended September 30, 2019 and September 30, 2018, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended September 30,			Nine months Ended September 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Revenue mix by geography:
United States	$26,425	9%	$24,329	$74,972	2%	$73,597
International	19,692	21%	16,244	54,945	26%	43,654
Consolidated total revenue	$46,117	14%	$40,573	$129,917	11%	$117,251

United States as a percentage of total revenue	57%		60%	58%		63%
International as a percentage of total revenue	43%		40%	42%		37%

	Three Months Ended September 30,			Nine months Ended September 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Revenue mix by product category:
Systems - North America	$24,121	7%	$22,628	$68,192	1%	$67,458
Systems - Rest of World	10,837	3%	10,569	31,514	11%	28,269
Total Systems	34,958	5%	33,197	99,706	4%	95,727
Consumables	2,510	138%	1,055	7,109	147%	2,881
Skincare	2,847	100%	1,423	6,230	56%	3,981
Total Products	40,315	13%	35,675	113,045	10%	102,589
Service	5,802	18%	4,898	16,872	15%	14,662
Total Net Revenue	$46,117	14%	$40,573	$129,917	11%	$117,251

The Company’s revenue increased by 14% and 11% in the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in 2018, due primarily to strong growth in the Company’s international business, an increase in consumables sales, and demand for the Company’s recently launched systems, excel V+ and truSculpt flex, offset by softness in the overall women’s health market, and competitive trends affecting certain legacy system pricing.

Revenue by Geography:

The Company’s U.S. revenue increased 9% and 2% in the three and nine month periods ended September 30, 2019, respectively, compared to the same periods in 2018. This increase in both the three and nine month periods was due primarily to continued demand of the truSculpt portfolio, including the recently launched truSculpt flex, as well as the Company’s excel V+ system.

The Company’s international revenue increased by $3.4 million, or 21%, and $11.3 million, or 26% in the three and nine months ended September 30, 2019, compared to the same periods in 2018, driven primarily by increases in service, skincare products and consumables.

Revenue by Product Type:

Systems Revenue

Systems revenue in North America increased by $1.5 million, or 7%, and $0.7 million, or 1%, in the three and nine months and ended September 30, 2019, respectively, compared to the same periods in 2018, due primarily to the recently launched excel V+ and truSculpt flex systems. The Rest of the World systems revenue increased 3% and 11% for the three and nine months ended September 30, 2019, compared to the same periods in 2018. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Asia Pacific and Europe, as well as an increase in the Company’s distributor business in the Middle East.

Consumables Revenue

Consumables revenue increased $1.5 million, or 138%, and $4.2 million, or 147%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. The increase in consumables revenue for the three months ended September 30, 2019 was primarily due to the increasing installed base of truSculpt iD, introduced in July 2018. The increase in consumables revenue for the nine months ended September 30, 2019 was primarily due to truSculpt iD, followed by Secret RF, each of which have a consumable element.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased $1.4 million, or 100%, and $2.2 million, or 56%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. This increase was due primarily to increased marketing and promotional activities, and a temporary increase in consumer demand due to changes in the Japanese consumption tax rate from 8% to 10% effective October 1, 2019.

Service Revenue

The Company’s Service revenue increased $0.9 million, or 18%, and $2.2 million, or 15%, for the three and nine months ended September 30, 2019, respectively, compared to the same periods in 2018. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis to the Company's network of international distributors.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Gross profit	$26,233	20%	$21,885	$69,373	13%	$61,596
As a percentage of total net revenue	57%		54%	53%		53%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities, which is positively impacting the Company’s international revenue.

Gross margins for the three months ended September 30, 2019 increased by 3%, compared to same period in 2018. The increase in gross margins in the three months ended September 30, 2019 was largely driven by demand for the Company's new products with higher gross margins, as well as strong growth in consumables and skincare products. Gross margin was 53% for each of the nine month periods ended September 30, 2019 and 2018.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Sales and marketing	$17,691	22%	$14,479	$50,786	18%	$43,102
As a percentage of total net revenue	39%		36%	39%		37%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $3.2 million or 22% increase in sales and marketing expenses for the three months ended September 30, 2019 compared to same period in 2018, was due primarily to:

●	$1.4 million net increase in personnel related expenses, driven primarily by increased headcount and commissions related to higher revenues;
●	$1.0 million increased stock-based compensation as a result of increased headcount;
●	$0.6 million increase in professional fees and consulting services related to the ongoing implementation efforts of a new Customer Relationship Management system; and
●	$0.2 million higher promotional and product demonstration expenses, primarily in North America.

The $7.7 million or 18% increase in sales and marketing expenses for the nine months ended September 30, 2019 compared to same period in 2018, was due primarily to:

●	$4.1 million net increase in personnel related expenses, driven primarily by increased headcount and commissions related to higher revenues;
●	$1.3 million increased stock-based compensation as a result of increased headcount;
●	$1.3 million increase in professional fees and consulting services related to the ongoing implementation efforts of a new Customer Relationship Management system; and
●	$1.0 million higher promotional and product demonstration expenses, primarily in North America.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
Research and development	$3,643	12%	$3,244	$10,622	(3)%	$10,895
As a percentage of total net revenue	8%		8%	8%		9%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $0.4 million, or 12%, and decreased by $0.2 million or 3%, in the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018. The increase in expense in the three months ended September 30, 2019 was due primarily to an increase in stock-based compensation. This decrease in expense was due primarily to decrease in material cost related to ongoing research and development efforts.

 General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	% Change	2018	2019	% Change	2018
General and administrative	$7,308	42%	$5,160	$18,100	17%	$15,501
As a percentage of total net revenue	16%		13%	14%		13%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $2.2 million, or 42%, in the three months ended September 30, 2019 as compared to the same period in 2018. G&A represented 16% of revenue in the three months ended September 30, 2019 as compared to 13% of revenue in the three months ended September 30, 2018. The increase in expenses was due primarily to $1.0 million of personnel related expenses, inclusive of $0.3 million increase stock-based compensation, $0.9 million increase in professional fees, consulting services and legal fees related to the ongoing implementation efforts of a new Enterprise Resource Planning system and $0.5 million related to credit card fees and allowances for doubtful accounts due to higher revenue levels from a year ago.

G&A expenses increased by $2.6 million, or 17%, in the nine months ended September 30, 2019 as compared to the same period in 2018. G&A represented 14% of revenue in the nine months ended September 30, 2019 as compared to 13% of revenue in the nine months ended September 30, 2018. The increase in expenses was due primarily to $1.4 million of increased professional fees and consulting services related to the ongoing implementation efforts of a new Enterprise Resource Planning and Customer Relationship Management systems, $0.8 million increased personnel related costs primarily related to executive separation and recruitment and $0.4 million increased credit card fees due to higher revenue levels from a year ago.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	$ Change	2018	2019	$ Change	2018
Interest and other expense, net	$(146)	$(97)	$(49)	$(180)	$(100)	$(80)
As a percentage of total net revenue	—%		—%	—%		—%

Interest and other expense, net, increased $97,000 to $146,000 and $100,000 to $180,000 in the three and nine months ended September 30, 2019, respectively. The increase in net expense in both periods was primarily due to increase in foreign exchange losses offset by interest income from the Company’s marketable investments from a year ago, and an increase in estimated interest expense for advance payment related to service contracts.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2019	$ Change	2018	2019	$ Change	2018
Loss before income taxes	$(2,555)	$(1,508)	$(1,047)	$(10,315)	$(2,333)	$(7,982)
Provision (benefit) for income taxes	73	247	(174)	(55)	3,450	(3,505)

For the three and nine months ended September 30, 2019, the Company’s income tax expense and benefit were $73,000 and $55,000, respectively, compared to tax benefits of $174,000 and $3,505,000 in the same periods in 2018. In the three and nine months ended September 30, 2019, the Company calculated the income tax provision for interim reporting periods by applying an estimate of the annual effective tax rate for the full year to ordinary income or loss for the reporting period. The Company’s income tax benefit in the nine month ended September 30, 2019 was primarily related to the release of a reserve for uncertain tax positions in Germany during the second quarter end June 30, 2019. The release of the reserve resulted in a tax benefit of $0.3 million for the nine months ended September 30, 2019.

As of September 30, 2019 and December 31, 2018, the Company maintains a 100% valuation allowance against its U.S. deferred tax assets. There was no valuation allowance during the nine months ended September 30, 2018 other than the California jurisdiction.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s Employee Stock Purchasing Plan (“ESPP”). The Company actively manages its cash and investments to ensure the maintenance of funds sufficient to meet its operational needs. The majority of the Company’s cash and investments are held in banks. Our foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of September 30, 2019 and December 31, 2018, the Company had $36.7 million and $39.6 million of working capital, respectively. Cash and cash equivalents, plus marketable investments decreased by $6.2 million to $29.3 million as of September 30, 2019, from $35.6 million as of December 31, 2018, primarily due to settling accounts payable and accrued liabilities, as well as increased investments in sales, service and other management headcount to facilitate revenue growth.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes our cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2019	December 31, 2018	Change
Cash and cash equivalents	$22,879	$26,052	$(3,173)
Marketable investments	6,448	9,523	(3,075)
Total	$29,327	$35,575	$(6,248)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2019	2018
Net cash flow provided by (used in):
Operating activities	$(6,194)	$(8,119)
Investing activities	2,667	15,531
Financing activities	354	270
Net increase (decrease) in cash and cash equivalents	$(3,173)	$7,682

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2019 was approximately $6.2 million, primarily due to:

●	$10.3 million net loss as adjusted for by non-cash related items consisting primarily of stock-based compensation expense of $7.0 million, and $3.3 million of depreciation and amortization expenses;
●	$6.0 million used to increase inventories;
●	$4.9 million increase in accrued liabilities due primarily to accrued payroll and related expenses;
●	$4.2 million increase in accounts receivables;
●	$4.0 million increase in pre-paid expenses and other long term assets;
●	$2.9 million generated from an increase in accounts payable, due primarily to increased material purchases;
●	$0.9 million used to settle extended warranty liabilities;
●	$0.9 million generated from an increase in deferred revenue; and
●	$0.4 million decrease in other long-term liabilities, including a tax liability of $0.3 million.

Net cash used in operating activities in the nine months ended September 30, 2018 was approximately $8.1 million, primarily due to:

●

$4.4 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $5.5 million, income tax benefit of $3.6 million, $0.9 million provision for doubtful accounts receivable, and $2.1 million depreciation and amortization expenses;

●	$6.3 million generated from an increase in accounts payable due primarily to increased inventory related purchases;
●	$4.2 million cash used to settle accrued liabilities;
●	$3.1 million cash used to increase pre-paid expenses and other long term assets;
●	$5.5 million used as a result of increased account receivables; and
●	$2.5 million used to increase inventories.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.7 million in the nine months ended September 30, 2019, primarily due to:

●	$11.5 million in net proceeds from the maturities of marketable investments; partially offset by
●	$8.3 million of cash used to purchase marketable investments; and
●	$0.5 million of cash used to purchase property, equipment and software.

Net cash provided by investing activities was $15.5 million in the nine months ended September 30, 2018, which was attributable primarily to:

●	$21.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$4.4 million of cash used to purchase marketable investments; and
●	$1.2 million of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.4 million in the nine months ended September 30, 2019, primarily due to:

●	$1.6 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP; offset by
●	$0.7 million of cash used for taxes related to net share settlement of equity awards; and
●	$0.5 million of cash used to pay finance lease obligations.

Net cash provided by financing activities was $270,000 in the nine months ended September 30, 2018, which was primarily due to:

●	$3.6 million proceeds from exercise of stock options and employee stock purchase plan, offset by
●	$3.0 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.4 million of cash used to pay capital lease obligations.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $29.3 million as of September 30, 2019. For the nine months ended September 30, 2019, the Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the ESPP. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years, but there can be no assurances.

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

As of September 30, 2019, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First Amended Revolving Line of Credit and the Second Amended Revolving Line of Credit.

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

Interest Rate Fluctuations

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from investments without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short- and long-term investments in a variety of high quality securities, including U.S. treasuries, U.S. government agencies, corporate debt, cash deposits, money market funds, commercial paper, non-U.S. government agency securities, and municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The weighted average maturity of the Company’s portfolio as of September 30, 2019 was approximately 0.3 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would have resulted in no impact on the Company’s total investment portfolio.

The uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities the Company has invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of September 30, 2019, the Company had not drawn on the Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 2.02% as of September 30, 2019, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of the three months September 30, 2019 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2019. Attached as exhibits to this Quarterly Report are certifications of the Company’s CEO and CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibit No.	Description
3.2 (1)	Amended and Restated Certificate of Incorporation of the Registrant (Delaware).

3.4 (1)	Bylaws of the Registrant.

4.1 (2)	Specimen Common Stock certificate of the Registrant.

10.14 (3)	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Company’s Registration Statement on Form S-1 (Registration No. 333-111928) which was declared effective on March 30, 2004.

(2)	Incorporated by reference from the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2005.

(3)	Incorporated by reference from the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on April 30, 2018.

(4)	Incorporated by reference from Current Report on Form 8-K filed May 9, 2018.

(5)	Incorporated by reference from Current Report on Form 8-K filed September 5, 2018.

(6)	Incorporated by reference from the Company’s Definitive Proxy Statement on Form 14A filed with the SEC on April 30, 2019 and June 11, 2019.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 12th day of November, 2019.

CUTERA, INC.

/S/ DAVID H MOWRY
David H. Mowry Chief Executive Officer and Interim Chief Financial Officer (Principal Financial and Accounting Officer)