Form 10-K
period 2019-12-31
CUTERA INC
filed 2020-03-16
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2019

Commission file number: 000-50644

Cutera, Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0492262
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3240 Bayshore Blvd., Brisbane, California 94005

(Address of principal executive offices)

(415) 657-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	CUTR	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(b) of the Act: None

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

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2019 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2019, was approximately $418 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of March 10, 2020 was 14,416,483.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

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

In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Cutera,” “we,” “us” and “the Company’s” refers to Cutera, Inc.

PART I

ITEM 1.	BUSINESS

In this Annual Report on Form 10-K, “Cutera,” “the Company,” “we,” “us” and “the Company’s” refer to Cutera, Inc. and its consolidated subsidiaries. Cutera®,AccuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™, ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Vantage®, and xeo® ® are trademarks for the systems and ancillary products of the Company.

Company Background

Cutera was formed in 1988 as a Delaware corporation and is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners (collectively, “practitioners”), enabling them to offer safe and effective aesthetic treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently offers easy-to-use products based on the following key platforms: enlighten, excel HR, truSculpt, excel V, xeo, JulietTM, and SecretTM RF— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 and truSculpt flex in June 2019.

The Company’s trademarks include: “Cutera,” “AcuTip,” “CoolGlide,” “CoolGlide excel,” “enlighten,” “excel HR,” “excel V,” “excel V+,” “LimeLight,” ‘myQ,” “Pearl,” “PicoGenesis,” “ProWave 770,” “Solera,” “Titan,” “truSculpt,” “truSculpt flex,” “Vantage” and “xeo.” The Company’s logo and other trade names, trademarks and service marks appearing in this document are the Company’s property. Other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ™ or ® symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trademarks and trade names.

A description of each of the Company’s hand pieces, and the aesthetic conditions they are designed to treat, is contained in the section below entitled “Products” and a summary of the features of the Company’s primary platforms is as follows:

●   truSculpt flex – In June 2019 the Company introduced the truSculpt flex for the muscle-sculpting market. This product is a bio-electrical muscle stimulation device designed to strengthen, firm and tone the abdomen, buttocks, and thighs, and can treat patients at all fitness levels. The truSculpt flex delivers Multi-Direction Stimulation with truControl, inducing muscle hypertrophy. Johari (the Company’s contract manufacturing organization) received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for muscle conditioning in 2013. It is sold in the USA, Japan, certain APAC markets, and the EU and is expected to be sold to a broader international customer base upon required regulatory approvals. The truSculpt flex includes a consumable hand piece that needs to be "refilled" after a set number of treatments are performed, resulting in recurring revenue.

●   truSculpt iD –In July 2018 the Company introduced a hands-free version of the Company’s truSculpt platform, the truSculpt iD, for the non-surgical body sculpting market. It includes consumable cycles that need to be ordered by the practitioner after a set number of treatments are performed, resulting in recurring revenue. This product is a high-powered RF system designed for body contouring, lipolysis and deep tissue heating, and is able to treat all body and skin types. The truSculpt iD delivers targeted energy at 2 MHz, causing lipolysis of the subcutaneous adipose tissue. The Company received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for lipolysis of abdominal fat in 2018. It was primarily sold in the U.S.,Canada and Europe in 2018 and was sold to a broader international customer base in 2019. Prior truSculpt platforms include the truSculpt 3D, a 2 MHZ device for tissue heating and temporary reduction of fat in the abdomen, and the original truSculpt platform which was launched in August 2012 and delivered treatments at 1 MHz. In December 2016, the Company received 510(k) clearance from the FDA to market the truSculpt platform for the temporary reduction in circumference of the abdomen. The truSculpt 3D includes a consumable hand piece that needs to be “refilled" after a set number of treatments are performed, resulting in recurring revenue.

●   Juliet – In December 2017, the Company introduced the Juliet laser for women’s intimate health. Juliet is a versatile multi-application platform utilizing an Er:YAG laser with the 2940 nm wavelength. This Erbium wavelength produces noticeable results due to its high peak absorption in water. Additionally, Juliet’s Erbium technology allows for a controlled thermal delivery to tissue, keeping the procedure safe for patients while minimizing downtime. Juliet delivers two passes of energy to the target area during treatment. The first pass uses ablation to vaporize the tissue and create micro-channels of injury. The second pass uses coagulation to deliver a thermal injury to the area, which further stimulates the body's normal wound healing process, revitalizing, and remodeling damaged tissue and introducing the formation of new blood vessels. Juliet also has a disposable tip, which must be changed for every procedure. As a result, the replacement of the tips results in recurring revenue. Cutera is the distributor of Juliet. All regulatory activities are managed by Asclepion laser technologies gmbh, the legal manufacturer.

●   Secret RF – In January 2018, the Company introduced a new fractional radio frequency (“RF”) microneedling device that delivers heat into the deeper layers of the skin using controlled RF energy. The targeted energy revitalizes, rebuilds and firms up tissue, effectively remodeling collagen, improving mild wrinkles and diminishing scars while leaving the outer layer of skin intact, minimizing downtime. Each time a procedure is performed, it requires the physician to use a new hand piece tip. The sale of the replacement tip results in recurring revenue. Cutera is the distributor of Secret RF. All regulatory activities are managed by Ilooda Co. Ltd.

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

●   excel V+ – In March 2019, the Company introduced the excel V+, a new iteration of the excel V vascular platform originally introduced in 2011. T h e excel V+, is a high-performance, vascular and benign pigmented lesion treatment platform designed specifically for the core-market of dermatologists and plastic surgeons. The excel V+ has 50% more power than its predecessor and provides a greater range of parameters for faster more customizable treatments. The excel V and excel V+ are solid-state laser platforms providing a combination of the 532 nm green laser with 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions.

●   xeo – In 2003, the Company introduced the xeo platform, which combines intense pulsed light technology with laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, fine lines and laxity.

In addition to the above mentioned seven primary systems, the Company continues to generate revenue from its legacy products such as GenesisPlus, CoolGlide, and the distribution of skincare products, a product manufactured by a third-party, and sold in the Japanese market produced by our distribution partner, ZO. The Company also generates revenue from the sale of post-warranty services, as well as the sales of Titan hand piece refills.

The Company offers its customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows the Company’s customers to cost-effectively build their aesthetic practices and provides us with a source of incremental revenue.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. According to data presented at the IMCAS Global Market Summit in February 2020, the medical aesthetic global market is expected to grow at 11.5% from 2019 to reach $22.2 billion by 2025. The body contouring market is expected to grow to 1.1 billion by 2022 at annual growth rate of 7.9%.

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

●   Aging Demographics of Industrialized Countries – The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 55 to 73 as of 2019 ─ and their desire to retain a youthful appearance, contribute to the increased demand for aesthetic procedures.

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

●  Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance – According to the American Society for Aesthetic Plastic Surgery survey in 2018 both surgical and non-surgical procedures increased compared to 2014. Surgical procedures increased by 21.5%, while non-surgical procedures increased by 30.5% over this 4year period.

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

Non-Invasive Body Contouring – Treatments for non-invasive body sculpting can be done utilizing a variety of technologies including radio frequency, laser, cooling and ultrasound. Procedures address reduction of unwanted fat on the abdomen, flanks, arms, thighs, submentum and back, and can require one or more treatments. Systems with the ability to induce non-invasive lipolysis (breakdown of fat) offer a more permanent solution with an average fat reduction of more than than 20%. Side effects to this approach may include nodules that typically resolve over time, and the risk of burning the treatment area.

Tattoo removal – The most effective way to remove tattoos on the body is to utilize laser systems that deliver very short pulse durations with high peak power in order to break up the ink particles that comprise tattoos.

The tattoo removal market was valued at $11.6 billion in 2017, and is projected to reach at $27.3 nbllion by 2023 growing at 12.7% from 2017 to 2023. According to the market research, people tend to get rid of their tattoos due to career purposes, social conditions, personal situations, and more, which have been the key drivers for the tattoo removal market. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal include a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced four to eight weeks apart). However, the latest generation of tattoo removal lasers produce picosecond pulse durations, (a trillionth of a second) and thereby, can meaningfully improve tattoo clearance and reduce the total number of treatments.

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

Microneedling – Also known as collagen induction therapy, microneedling is a minimally invasive revitalization treatment that involves using fine needles to create hundreds of tiny, invisible puncture wounds in the top layer of the skin, which stimulates the body's natural wound healing processes, resulting in cell turnover and increased collagen and elastin production. In January 2018, the Company introduced Secret RF product, a RF fractional microneedling system that helps deliver tailored energy to improve fine lines, wrinkles, and scars from the inside out.

Women’s Intimate Health – Lasers and RF technology have emerged as a treatment for issues unique to women's health such as vulvar vaginal atrophy and genitourinary symptoms of menopause. The condition causes vaginal dryness, inflammation and irritation, which can lead to painful or frequent urination. Traditional treatments use estrogen therapy to combat vulvar vaginal atrophy and genitourinary symptoms of menopause to restore vaginal health, but not all women suffering from the symptoms are candidates. Lasers have been shown to ablate the vaginal tissue generating a healing response that may lead to symptomatic improvement.

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

Laser and other energy-based non-surgical treatments for hair removal, veins, skin revitalization and body contouring are discussed in the following section and in the section entitled “The Company’s Applications and Procedures” below.

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

Technology and Design of the Company’s Systems

The Company’s enlighten, excel HR, excel V, Juliet, Secret RF, truSculpt, and xeo platforms provide the long-lasting benefits of laser and other energy- based aesthetic treatments. The Company’s technology allows for a wide variety of applications in a single system. Key features of the Company’s solutions include:

●   Multiple Applications Available in a Single System – Many of the Company’s platforms feature multiple-applications that enable practitioners to perform a variety of aesthetic procedures using a single device. These procedures include hair removal, vascular treatments and skin revitalization, which address discoloration, fine lines, and uneven texture. Because practitioners can use the Company’s systems for multiple indications, the investment in a unit is spread across a greater number of patients and procedures, and the acquisition cost may be more rapidly recovered.

●   Technology and Design Leadership – The Company’s innovative laser technology combines multiple wavelengths, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. The Company’s proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. The Company’s Titan hand piece utilizes a novel light source not previously used for aesthetic treatments. The Company’s Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally invasive cosmetic dermatology.

●   Upgradeable Platform – Some of the Company’s products allow the Company’s customers to upgrade their system to the Company’s newest technologies or add new applications to their system, each of which provide us with a source of incremental revenue. The Company believes that product upgradeability allows customers to take advantage of the Company’s latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.

●   Treatments for Broad Range of Skin Types and Conditions – For hair removal, the Company’s products are safe and effective on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of the Company’s systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use the Company’s products to treat spider veins on the leg; to treat facial veins; and perform skin revitalization procedures for discoloration, texture, fine lines and wrinkles on any type of skin. The ability to customize treatment parameters based on skin type enables practitioners to offer safe and effective therapies to a broad base of their patients.

●   Ease of Use – The Company designs its products to be easy to use. The Company’s proprietary hand pieces are lightweight and ergonomic, minimize user fatigue, and facilitate clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. The Company’s control console contains an intuitive user interface with simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. For instance, the clinical navigation user interface on the xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. The Company’s Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Finally, the Company’s truSculpt iD embodies the best of many of the above features. Unlike other body sculpting treatments on the market that require certain body types, or pinchable fat, truSculpt iD is "body agnostic" with the ability to customize treatments to the patient's needs and body type. In addition, the Company’s proprietary algorithms and navigation enable the practitioner to treat a 300cm2 area in only 15 minutes.

Business Strategy

The Company’s goal is to maintain and expand its position as a leading worldwide provider of light and energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

●  Continue to Expand the Company’s Product Offering – Though the Company believes that its current portfolio of products is comprehensive, the Company’s research and development group has a pipeline of potential products under development. The Company launched excel V in 2011, truSculpt in 2012, ProWave LX in 2013, and excel HR and enlighten in 2014. In addition, the Company continues to expand offerings on the Company’s current platforms with further enhancement such as the enlighten III launched in 2016, truSculpt 3D launched in 2017, enlighten SR launched in April 2018, truSculpt iD launched in July 2018, excel V+ launched in February 2019 and truSculpt flex launched in June 2019. The Company also introduced Juliet, a product for women’s health, in December 2017, and Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018. These products allow the Company to leverage existing customer call points, and create new customer call points

●  Increase Revenue and Improve Productivity – The Company believes that the market for aesthetic systems will continue to offer growth opportunities. The Company continues to build brand recognition, add additional products to the Company’s international distribution channel, and focus on enhancing the Company’s global distribution network, all of which the Company expects will contribute to increased revenue.

●  Increase Focus on Practitioners with Established Medical Offices – The Company believes there is growth opportunity in targeting the Company’s products to a broad customer base. The Company also believes that its customers’ success is largely dependent upon having an existing medical practice, for which the Company’s systems provide incremental revenue sources to augment a customer’s existing practice revenue.

●  Leverage the Company’s Installed Base – With the introduction of enlighten, excel V, excel HR and truSculpt, the Company is able to effectively offer additional platforms into the existing installed base. In addition, each of these platforms allows for potential future upgrades that offer additional capabilities. The Company believes this program aligns the Company’s interest in generating revenue with the Company’s customers’ interest in improving the return on their investment by expanding the range of treatments that can be performed in their practice.

●  Generate Revenue from Services and Refillable, Consumable, Hand Pieces – The Company’s Titan, truSculpt 3D, truSculpt iD, and truSculpt flex and pulsed-light hand pieces are refillable products, while the Company’s Juliet and Secret RF tips are consumable products. Each provides us with the opportunity to participate in the procedure based revenue from the Company’s existing customers. The Company offers post-warranty services to its customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of revenue.

Products

The Company’s excel V, excel HR, enlighten, Juliet, Secret RF, truSculpt, xeo, CoolGlide, and myQ platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With the Company’s xeo platform, practitioners can purchase customized systems with a variety of the Company’s multi-technology applications. Each of the Company’s products consists of a control console and one or more hand pieces, depending on the model.

The following table lists the Company’s currently offered products. Each checked box represents the applications included in the product in the years noted.

Applications:						Skin Revitalization				Noninvasive Body Contouring*	Women’s Health
System Platforms	Products	Year	Energy Source	Hair Removal	Vascular Lesions	BPL’s Dyschromia & Melasma	Texture, Lines and Wrinkles	Acne Scars	Tattoo Removal	Lipolysis*	Gynecology
CoolGlide	CV	2000	(a)	x
	Excel	2001	(a)	x	x
	Vantage	2002	(a)	x	x		x
xeo	Nd:YAG	2003	(a)	x	x		x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan V/XL	2006	(c)
	LimeLight	2006	(b)		x	x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)			x	x
	ProWave LX	2013	(b)	x
excel V		2011	(e)	x	x	x	x
myQ		2011	(e)			x			x
truSculpt		2012	(f)							x
excel HR		2014	(g)	x	x	x
enlighten(dual wavelength)		2014	(h)			x			x
enlighten III (MLA)		2016	(i)			x		x	x
truSculpt 3D		2017	(f)							x
Juliet		2018	(j)			x	x				x
Secret RF		2018	(k)				x
truSculpt iD		2018	(f)							x*
truSculpt flex		2019	(f)							x*
excel V+		2019	(e)	x	x	x	x

Energy Sources:

(a)	1064 nm Nd:YAG laser;
(b)	Visible and near-infrared Intense Pulsed Light;
(c)	Infrared Intense Pulsed Light;
(d)	2790 nm Er:YSGG laser;
(e)	Combined frequency-doubled 532 nm and 1064 nm Nd:YAG laser;
(f)	Radio frequency at 1 & 2 MHz – mono-polar
(g)	Combined 755 nm Alexandrite laser and 1064 nm Nd:YAG laser;
(h)	Dual wavelength 532 nm and 1064 nm Nd:YAG picosecond laser;
(i)	Three wavelength 532 nm, 670 nm, and 1064 nm Nd:YAG picosecond laser;
(j)	2940 nm Er:YAG laser; and
(k)	Radio frequency at 2 MHz mono-polar.

* The Company’s CE Mark allows it to market truSculpt in the European Union, Australia and certain other countries outside the U.S. for fat reduction, body shaping and body contouring. In the U.S. the Company has 510(k) clearance for the reduction in circumference of the abdomen, non-invasive lipolysis (breakdown of fat) of the abdomen and elevating tissue temperature for the treatment of selected medical conditions such as relief of pain, muscle spasms, increase in local circulation, and the temporary improvement in the appearance of cellulite.

Upgrade

The Company’s enlighten, truSculpt, and xeo products, are designed to allow customers to cost-effectively upgrade to the Company’s newest technologies or add applications to their system, each of which provide us with a source of additional revenue.

Extended contract services and support

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

The Company’s products are engineered to enable quick and efficient service and support. There are several separate components of the Company’s products, each of which can be removed and replaced. The Company believes that quick and effective delivery of service is important to its customers. As of December 31, 2019, the Company had 28 employees and contractors in the Company’s global service department.

In countries where the Company is represented by distribution partners, customers are serviced through the distributor. Distributors are generally provided 14 to 16 months warranty coverage for parts only, with labor customarily provided to the end customer by the distributor. The Company’s Titan, truSculpt 3D, truSculpt iD, and truSculpt flex hand pieces generally include a warranty for a set number of shots, instead of for a period of time.

Training

Sales of systems to customers, except system sales through distributors, include training on the use of the system to be provided within 180 days of purchase. Training is also sold separately from systems. The Company recognizes revenue for training when the training is provided. Training is not required for customers to use the systems.

Consumables (Other accessories)

The Company treats its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement Titan and truSculpt 3D hand pieces, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products have single use disposable tips which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. Hand piece refills of the Company’s legacy truSculpt product are accounted for as service contract revenue..

Skincare products

The Company sells third-party manufactured skincare products in Japan. The third-party skincare products are purchased from the third-party manufacturer and sold to licensed physicians, and other end users. The Company recognizes revenue for skincare products when it is sold to the customer.

Applications and Procedures

The Company’s products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows the Company’s customers to treat the broadest range of conditions available with a single energy-based system.

Non-Invasive Body Contouring – The Company’s truSculpt technology allows practitioners to apply a hand piece directly to the skin and deliver high-powered RF energy that results in the deep and uniform heating of the subcutaneous fat tissue at sustained therapeutic temperatures. This heating can cause selective destruction of fat cells, which are eliminated from the treatment area through the body’s natural wound healing processes. The treatment takes approximately 15 minutes and two or more treatments may be required to obtain the desired aesthetic results. The Company’s CE Mark allows us to market truSculpt in the European Union (“EU”), Australia and certain other countries outside the U.S. for fat reduction, body shaping, body contouring and circumferential reduction. In the U.S., truSculpt has 510(k) clearance for topical heating for the purpose of elevating tissue temperature for the treatment of selected medical conditions, such as relief of pain and muscle spasms and increase in local circulation. Additionally, the 2 MHz setting for the 40 cm2 hand piece is indicated for reduction in circumference of the abdomen and non-invasive lipolysis (breakdown of fat) of the abdomen. The truSculpt massage device is intended to provide a temporary reduction in the appearance of cellulite.

Tattoo Removal – The Company’s enlighten systems, delivering picosecond and nanosecond pulse duration, and the Company’s my Q Q-switched laser are used for tattoo removal, the treatment of benign pigmented lesions, and a laser skin toning procedure that the Company refers to as PicoGenesis.

Hair Removal – We have two platforms, excel HR and xeo, which address hair removal for all skin types as well as hair thicknesses. The Company’s xeo platform allows practitioners to select between the 1064 nm mode for darker, course hair, and the ProWave LX hand piece designed to address finer, vellus hair. Contact cooling is present on both hand pieces for epidermal protection. excel HR employs both a 1064 nm Nd:YAG as well as a 755 nm Alexandrite for hair removal. Like the xeo, the 1064 nm wavelength addresses darker, course hair while the 755 nm wavelength is used for finer, lighter hair. Both wavelengths are transmitted through the same CoolView hand piece with spot sizes up to 20 mm for the 755 nm wavelength and up to 18 mm for the 1064 nm wavelength. The CoolView hand piece employs sapphire as a means of contact cooling – epidermal protection. Both platforms are cleared for treating all skin types.

Vascular Lesions – Both the Company’s xeo as well as excel V platforms are capable of treating a wide range of aesthetic vein conditions, including spider and reticular veins, and small facial veins. xeo employs the LimeLight hand piece for addressing small veins as well as vascular lesions while the Nd:YAG is appropriate for deeper, larger vessels. LimeLight is a fixed spot size IPL while the Nd:YAG has adjustable spot sizes up to 10mm. excel V is a dual wavelength laser - 1064 nm and 532 nm – with adjustable spot sizes ranging from 2 mm to 12 mm. The 532 nm wavelength can be used to treat over 20 conditions ranging from small veins and vessels to a variety of vascular lesions while the Nd:YAG is appropriate for deeper, larger vessels. For both of these devices, patients receive on average between one and six treatments, with six weeks or longer between treatments.

Skin Revitalization – The Company’s xeo, excel V, excel HR and enlighten platforms, utilizing an Nd:YAG laser, allow the Company’s customers to perform non-invasive and minimally-invasive treatments that reduce redness, dyschromia, fine lines, improve skin texture, and treat other aesthetic conditions. When using a 1064 nm Nd:YAG laser to improve skin texture and treat fine lines, cooling is not applied and the hand piece is held directly above the skin. A large number of pulses are directed at the treatment site, repeatedly covering an area, such as the cheek. By delivering many pulses of laser light to a treatment area, a gentle heating of the dermis occurs and collagen growth is stimulated to rejuvenate the skin and reduce wrinkles. Patients typically receive four to six treatments for this procedure. The treatment typically takes less than a half hour with a spacing of two to four weeks between treatments.

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

The Company’s Juliet laser is a versatile multi-application platform utilizing an Er:YAG laser with the 2940 nm wavelength. This Erbium wavelength produces noticeable results with fewer side effects, due to its high peak absorption in water. Additionally, Juliet’s Erbium technology allows for a controlled thermal delivery to tissue. The Microspot hand piece delivers fractionated energy to induce skin resurfacing and improved skin quality, tone and texture.

Additionally, the Company’s Secret RF platform is a Radio Frequency microneedling device that employs fractionated RF energy (2 MHz) delivered at different pre-programmed depths in the dermis to produce new collagen. The Secret RF comes with four treatment tips: a 25-pin tip, both insulated and semi-insulated, and a 64-pin tip, both insulated and semi-insulated. The treatment has minimal side effects, negligible downtime and results in improved skin tone and texture as well as improvement in acne scars.

Dyschromia – The Company’s pulsed-light technologies allow the Company’s customers to safely and effectively treat red and brown dyschromia (skin discoloration), benign pigmented lesions, and rosacea. The practitioner delivers a narrow spectrum of light to the surface of the skin through the Company’s LimeLight hand pieces. These hand pieces include one of the Company’s proprietary wavelength filters, which reduce the energy level required for therapeutic effect and minimize the risk of skin injury.

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

Practitioners can also treat dyschromia and other skin conditions with the Company’s Pearl hand piece. During these treatments, the heat delivered by the Pearl hand piece will remove the outer layer of the epidermis while coagulating a portion of the epidermis. That coagulated portion will gently peel off over the course of a few days, revealing a new layer of skin underneath. Treatment of the full face can usually be performed in 15 to 30 minutes. Patients receive on average between one and three treatments at monthly intervals.

Skin Quality – The Company’s Titan technology allows the Company’s customers to use deep dermal heating to tighten lax skin. The practitioner delivers a spectrum of light to the skin through the Company’s Titan hand piece. This hand piece includes the Company’s proprietary light source and wavelength filter which tailors the delivered spectrum of light to provide heating at the desired depth in the skin.

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

The Company’s CE Mark allows us to market the Titan in the EU, Australia and certain other countries outside the U.S. for the treatment of wrinkles through skin tightening. However, in the U.S. we have a 510(k) clearance for only deep dermal heating.

Sales and Marketing

The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. International Sales and Services outside of these direct markets are made through a network of distributors in over 40 countries, as well as a direct international sales force.. In the U.S. the Company markets and sells its products through a direct sales organization. The Company internally manages its U.S. and Canadian sales organization as one North American sales region.

The Company also sells certain items like hand piece refills, cycle refills, consumable tips and marketing brochures through the Company’s web site www.cutera.com.

Customers generally demand quality, performance, ease of use, and high productivity in relation to the cost of ownership. The Company responds to these customer demands by introducing new products focused on these requirements in the markets it serves. Specifically, the Company believes it introduces new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on its customers’ existing systems. In addition, the Company provides attractive upgrade pricing to new product families. To increase market penetration, the Company also markets to non-core practitioners in addition to the Company’s core specialties of plastic surgeons and dermatologists.

The Company seeks to establish strong ongoing relationships with its customers through the upgradeability of the Company’s products, sales of extended service contracts, hand piece refills and replacement disposable tips, ongoing training and support, and by distributing skincare products in Japan. The Company primarily targets its marketing efforts to practitioners through office visits, workshops, trade shows, webinars and trade journals. The Company also markets to potential patients through brochures, workshops and its website. In addition, the Company offers clinical forums with recognized expert panelists to promote advanced treatment techniques using the Company’s products to further enhance customer loyalty and uncover new sales opportunities.

Competition

The industry in which the Company operates is subject to intense competition. The Company’s products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. The products also compete against laser and other energy-based products offered by other public companies, such as Hologic (acquired Cynosure in March 2017), , Allergan (acquired Zeltiq in April 2017), Bausch Health (Valeant), Vieve, InMode, as well as private companies, including Sisram, Syneron Candela (acquired in 2017 by an affiliate of private equity funds advised by Apax Partners), Sciton, BTL Industries and several others. Additionally, in November of 2019, the affiliated private equity funds of Baring Private Equity Asia (“BPEA”) announced the acquisition of Lumenis, a leading provider of specialty energy-based medical devices across the fields of aesthetics, urology, ophthalmology, ENT and gynecology, with an international presence. The transaction remains subject to customary regulatory approvals and is expected to be completed in early 2020. Also in November of 2019, Clayton, Dubilier & Rice announced an agreement under which its-managed funds will acquire Cynosure, LLC, a leader in medical aesthetics systems and technologies, from Hologic, Inc. Cynosure develops, manufactures, and markets medical aesthetic treatment systems for dermatologists, plastic surgeons, medical spas, and other healthcare practitioners, with sales and distribution worldwide.

Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by extensive research and development efforts, and innovative technology. While the Company attempts to protect its products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with the Company. There are many companies, both public and private, that are developing innovative devices that use both energy-based and alternative technologies. Some of these competitors have greater resources than the Company does or product applications for certain sub-markets in which the Company does not participate. Additional competitors may enter the market, and the Company is likely to compete with new companies in the future. To compete effectively, the Company has to demonstrate that the Company’s products are attractive alternatives to other devices and treatments by differentiating the Company’s products on the basis of performance, brand name, service and price. The Company has encountered, and expects to continue to encounter, potential customers who, due to existing relationships with the Company’s competitors, are committed to, or prefer, the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for the Company’s products.

Research and Development

The Company focuses its research and development efforts on innovation and improvement for products and services that align with its mission. The Company consistently strives to understand its customers’ expectations for total excellence. The Company accomplishes this by its commitment to continuous improvement in design, manufacturing and service, which the Company believes provides for superior products and services to ensure on going customer satisfaction, trust and loyalty. The Company seeks to comply with all applicable domestic and international regulations to maintain the highest quality.

As of December 31, 2019, the Company’s research and development activities were conducted by employees with a broad base of experience in lasers, optoelectronics, software, and other related disciplines. The Company develops working relationships with outside contract engineering and design consultants, giving the Company’s team additional technical and creative breadth. The Company works closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine.

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

The Company expects to further the Company’s strategic objectives and strengthen its existing businesses by making future acquisitions, investments, or by entering into new distribution agreements in areas that the Company believes it can acquire or stimulate the development of new technologies and products. Mergers and acquisitions of medical technology companies, as well as distribution relationships are inherently risky and no assurance can be given that any acquisition will be successful or will not materially adversely affect the Company’s consolidated operations, financial condition and cash flows.

Manufacturing

The Company manufactures its products with components and subassemblies supplied by vendors, and assembles and tests each of its products at the Brisbane, California facility, and at third party contract manufacturers’ facilities. Quality control, cost reduction and inventory management are top priorities of the manufacturing operations.

The Company purchases certain components, subassemblies and assembled systems from a limited number of suppliers. The Company has flexibility with its suppliers to adjust the number of components and subassemblies as well as the delivery schedules. The forecasts are based on historical demands and sales projections. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. The potential for disruption of supply is reduced by maintaining sufficient inventories and identifying additional suppliers. The time required to qualify new suppliers for some components, or to redesign them, could cause delays in the Company’s manufacturing. To date, the Company has not experienced significant delays in obtaining any of its components or subassemblies. The Company uses small quantities of common cleaning products in its manufacturing operations, which are lawfully disposed of through a normal waste management program. The Company does not forecast any material costs due to compliance with environmental laws or regulations.

Patents and Proprietary Technology

The Company relies on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality and invention assignment agreements to protect the Company’s intellectual property rights. As of February 28, 2019, the Company had 32 issued U.S. patents and 5 pending U.S. patent applications. The Company intends to file for additional patents and trademarks to continue to strengthen the Company’s intellectual property rights. Patents typically have a 20-year term from the application filing date. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect the Company’s technology or to provide the Company with a competitive advantage.

The Company has also obtained certain trademarks and trade names for the Company’s products and maintain certain details about the Company’s processes, products and strategies as trade secrets. In the U.S. and several foreign countries, the Company registers its Company name and several of its product names as trademarks, including Cutera, AcuTip, CoolGlide, CoolGlide excel, excel, enlighten, Juliet, LimeLight, myQ, Pearl, ProWave 770 , ProWave LX , Secret RF, Solera (discontinued as of January 2018), Titan, truSculpt and xeo. The Company may have common law rights in other product names, including excel V, Pearl Fractional, Solera, Titan and excel HR. The Company intends to file for additional patents and trademarks to continue to strengthen the Company’s intellectual property rights.

The Company relies on non-disclosure and non-competition agreements with employees, technical consultants and other parties to protect, in part, trade secrets and other proprietary technology. The Company also requires them to agree to disclose and assign to us all inventions conceived in connection with the relationship. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to the Company’s trade secrets and proprietary knowledge.

For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the section entitled “Risk Factors - Intellectual property rights may not provide adequate protection for some or all of the Company’s products, which may permit third parties to compete against us more effectively, and we may be involved in future costly intellectual property litigation, which could impact the Company’s future business and financial performance.”

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

FDA’s Pre-market Clearance Requirements

Unless an exemption applies, each medical device the Company wishes to commercially distribute in the U.S. will require either prior 510(k) clearance, or de novo approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II. For Class II, the manufacturer to submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring more rigorous pre-market approval. All of the Company’s current products are class II devices.

510(k) Clearance Pathway

When 510(k) clearance is required, the Company must submit a pre-market notification demonstrating that the Company’s proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of Pre-Market Approval, or "PMA", applications. By regulation, the FDA is required to clear or deny 510(k), pre-market notification within 90 days of submission of the application. As a practical matter, clearance may take significantly longer, as FDA may require additional information. Laser devices used for aesthetic procedures, such as hair removal, have generally qualified for clearance under 510(k) procedures

The following table details the indications for which the Company received a 510(k) clearance for the Company’s products and when these clearances were received.

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

October 2017
- enlighten Micro Lens Array (MLA) for treatment of acne scars	December 2018
Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with the Company’s pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency product for deep tissue heating for the temporary relief of minor muscle and joint pain and for a temporary improvement in the appearance of cellulite. Additionally, it is cleared for reduction in circumference of the abdomen and non-invasive lipolysis of the abdomen.

- 16cm2 to 25cm2 hand pieces for smaller body parts	April 2008
- 16cm2 to 40cm2 hand pieces for larger body parts	November 2012
- Product labeling and technology updates for existing clearances	September 2014
- Temporary reduction in circumference of the abdomen	December 2016
-truSculpt 2.0: Hands-free treatment powering sequentially six 40 cm2 puck-style applicators	August 2017
-truSculpt iD: for non-surgical fat-reduction and circumferential reduction procedures	June 2018
-truSculpt flex: for non-surgical fat-reduction and circumferential reduction procedures	June 2019

Product Modifications

Pursuant to FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, labeling, biocompatibility, requires a new clearance. The FDA requires manufacturers to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. To date, the Company has modified aspects of the Company’s products after receiving regulatory clearance, and determined that new 510(k) clearances are not required for these modifications. If the FDA disagrees with the Company’s determination not to seek a new 510(k) clearance, the FDA may retroactively require the Company to seek 510(k) clearance. .

Clinical Trials

When FDA approval of a class II device requires human clinical trials, only approval from the Institutional Review Board (“IRB”), is required to proceed with the planned and IRB approved clinical trial/study. .

The Company is required to manufacture the Company’s products in compliance with the FDA’s Quality System Regulation (“QSR”). The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the Company’s products. The FDA enforces the QSR through periodic unannounced inspections. The Company had an FDA full quality system audit in March 2017. There were no significant findings or observations as a result of this audit, however the Company’s failure to maintain compliance with the QSR requirements could result in the shutdown of the Company’s manufacturing operations and the recall of the Company’s products, which would have a material adverse effect on the Company’s business. In the event that one of the Company’s suppliers fails to maintain compliance with specified quality requirements, the Company may have to qualify a new supplier and could experience manufacturing delays as a result. The Company has opted to maintain quality assurance and quality management certifications to enable us to market the Company’s products in the U.S., the member states of the EU, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the EU. In January 2018, the Company conducted the Company’s recertification audit to the requirements of ISO 13485:2003 under the Medical Device Single Audit Program (“MDSAP”) for the 5 regulatory jurisdictions signatory to MDSAP (FDA - US, Health Canada - Canada, Therapeutic Goods Administration (“TGA”) - Australia, Pharmaceuticals and Medical Devices Agency (“PMDA”) - Japan, and Agência Nacional de Vigilancia Sanitária (“ANVISA”) - Brazil); and for the EU under Europäische Norm (“EN”) International Standards Organization (“ISO”) 13485:2012 and Medical Device Directive (MDD”) 93/42/EEC. The Company passed the recertification audit establishing compliance with ISO 13485:2003 under MDSAP; EN ISO 13458:2012; and MDD 93/42/EEC. The MDSAP and EU certification can be used to establish compliance with Good Manufacturing Practices (“GMP”), QSR, and Quality Management System (“QMS”) requirements for all six regulatory jurisdictions, replacing routine audits from each regulatory jurisdiction. The Company’s manufacturing facility is ISO 13485 certified.

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

The FDA has broad post-market and regulatory enforcement powers. The Company is subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services (or “CDHS”), to determine the Company’s compliance with the QSR and other applicable regulations, which may include the manufacturing facilities of the Company’s subcontractors. In the past, the Company’s current manufacturing facility has been inspected by the FDA and the CDHS. The FDA and the CDHS noted observations, but there were no findings that involved a material violation of regulatory requirements. The Company’s responses to those observations have been accepted by the FDA and CDHS.

The Company is also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The regulations also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

●	Warning letters, fines, injunctions, consent decrees and civil penalties;
●	Repair, replacement, recall or seizure of the Company’s products;
●	Operating restrictions or partial suspension or total shutdown of production;
●	Refusing the Company’s requests for 510(k) clearance of new products, new intended uses, or modifications to existing products;
●	Withdrawing 510(k) clearance that have already been granted; and
●	Criminal prosecution and penalties.

The FDA also has the authority to require the Company to repair, replace or refund the cost of any medical device that it has manufactured or distributed. If any of these events were to occur, they could have a material adverse effect on the Company’s business.

The Company is also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use and quality assurance. The Company believes that compliance with these laws and regulations as currently in effect will not have a material adverse effect on the Company’s capital expenditures, earnings and competitive and financial position.

International

International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be different than that required for FDA clearance. And the clearance or approval requirements may be different from those in the U.S.

In Japan, the Company is actively seeking approvals for products to supplement the Company’s existing approvals for enlighten, excel V, excel HR , LimeLight, ProWave, Solera, Titan, truSculpt iD and xeo.

In the European Economic Area, or EEA, (which is composed of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland), a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. While it remains somewhat unresolved, the cabinet of the United Kingdom agrees that the UK should maintain conformity with the CE mark process following Brexit. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the EEA, or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, the Company’s facility was awarded the ISO 9001 and EN 46001 certification. In March 2003, the Company received the Company’s ISO 9001 updated certification (ISO 9001:2000) as well as the Company’s certification for ISO 13485:1996 which replaced the Company’s EN 46001 certification. In March 2004, the Company received the Company’s ISO 13485:2003 certification and in March 2006, March 2009, and January 2012 we passed ISO 13485 recertification audits. In January 2015, the Company passed a recertification audit establishing compliance with the requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC. In January 2018, the Company conducted the Company’s recertification audit to the requirements of ISO 13485:2003 under the Medical Device Single Audit Program (MDSAP) for the 5 regulatory jurisdictions signatory to MDSAP (FDA - US, Health Canada - Canada, TGA - Australia, PMDA - Japan, and ANVISA - Brazil); and for the EU under EN ISO 13485:2012 and MDD 93/42/EEC. The Company passed the recertification audit establishing compliance with ISO 13485:2003 under MDSAP; EN ISO 13458:2012; and MDD 93/42/EEC. In January 2019, the Company passed the upgrade audit establishing compliance with ISO 13485:2016 and the surveillance audit under MDSAP. The MDSAP and EU certification can be used to establish compliance with GMP/QSR/QMS requirements for all six regulatory jurisdictions, replacing routine audits from each regulatory jurisdiction. For cause audits can still occur.

Applicability of Anti-Corruption Laws and Regulations

The Company’s worldwide business is subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act of 2010 (the “UK Bribery Act”) and other anti-corruption laws and regulations applicable in the jurisdictions where the Company operates. The FCPA can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S., if the physician or party is a government official of another country and the arrangement violates the law of that country. The UK Bribery Act prohibits both domestic and international bribery, as well as bribery across both public and private sectors. There are similar laws and regulations applicable to Cutera outside the U.S., all of which are subject to evolving interpretations. For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the sections entitled “Risk Factors – the Company’s failure to comply with rules relating to bribery, foreign corrupt practices, and privacy and security laws may subject the Company to penalties and adversely impact the Company’s reputation and business operations.”

Patient Privacy and Security Laws

Various laws worldwide protect the confidentiality of certain patient health and other consumer information, including patient medical records, and restrict the use and disclosure of patient health information by healthcare providers. Privacy standards in Europe and Asia are becoming increasingly strict, enforcement action and financial penalties related to privacy in the EU are growing, and new laws and restrictions are being passed. The management of cross-border transfers of information among and outside of EU member countries is becoming more complex, which may complicate the Company’s clinical research and commercial activities, as well as product offerings that involve transmission or use of data. The Company will continue its efforts to comply with those requirements and to adapt the Company’s business processes to those standards.

In the U.S., the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology and Clinical Health Act (“HITECH”) and their respective implementing regulations, including the final omnibus rule published on January 25, 2013, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys new general authority to file civil actions for damages or injunctions in federal court to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts. The Company potentially operates as a business associate to covered entities in a limited number of instances. In those cases, the patient data that the Company receives may include protected health information, as defined under HIPAA. Enforcement actions can be costly and interrupt regular operations of its business. While the Company has not been named in any such actions, if a substantial breach or loss of data from the Company’s records were to occur, the Company could become a target of such litigation.

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

Environmental Health and Safety Laws

The Company is also subject to various environmental health and safety laws and regulations worldwide. Like other medical device companies, the Company’s manufacturing and other operations involve the use and transportation of substances regulated under environmental health and safety laws including those related to the transportation of hazardous materials. To the best of the Company’s knowledge at this time, the Company does not expect that compliance with environmental protection laws will have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Employees

As of December 31, 2019, the Company had 447 employees, compared to 387 employees as of December 31, 2018. The Company believes that its future success will depend in part on the Company’s continued ability to attract, hire and retain qualified personnel. None of the Company’s employees are represented by a labor union, and the Company believes its employee relations are good.

Available Information

The Company makes its periodic and current reports, including the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as its charters for the Company's Audit and Compensation Committees and its Code of Ethics, available free of charge, on the Company’s website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”). The Company’s website address is www.cutera.com and the reports are filed under “SEC Filings,” under “Financials” on the Investor Relations portion of the Company’s website. These reports and other information concerning the Company may be accessed through the SEC’s website at www.sec.gov.

ITEM 1A. RISK FACTORS

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The Company’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm the Company’s business, financial condition or results of operations, including causing the Company’s actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, also may materially adversely affect us in future periods. You should carefully consider these risks and uncertainties before investing in the Company’s securities.

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
●

the inability to meet the Company's debt repayment obligations under the Loan and Security Agreement with Wells Fargo Bank, N.A. as amended (the “Revised Revolving Line of Credit”) due to insufficient cash;

●	the possibility that cybersecurity breaches, data breaches, and other disruptions could compromise the Company’s information or result in the unauthorized disclosure of confidential information;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on the Company’s clinical, manufacturing, sales, marketing and product development efforts;
●	the Company’s ability to attract and retain personnel;
●	the availability of key components, materials and contract services, which depends on the Company’s ability to forecast sales, among other things;
●	investigations of the Company’s business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	impact of the FDA communication letter regarding “vaginal rejuvenation” procedures using energy-based devices on sales of the Company's products;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	volatility in the global market and worldwide economic conditions;
●	changes in tax laws, including changes domestically and internationally, or exposure to additional income tax liabilities;
●	the impact of the new EU privacy regulations (GDPR) on the Company’s resources;
●	the financial health of the Company’s customers and their ability to purchase the Company’s products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary.
●	a pandemic of the coronavirus disease has spread from China to many other parts of the world and may adversely affect our business, operations and financial condition.

As a result of any of these factors, the Company’s consolidated results of operations may fluctuate significantly, which may in turn cause its share price to fluctuate.

If defects are discovered in the Company’s products, the Company may incur additional unforeseen costs, customers may not purchase the Company’s product and the Company’s reputation may suffer.

The Company’s success depends on the quality and reliability of its products. While the Company’s subject components are sources and products manufactured to stringent quality specifications and processes, the Company’s products incorporate different components including optical components, and other medical device software, any of which may contain errors or exhibit failures, especially when products are first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because the Company’s products are designed to be used to perform complex surgical procedures, due to the serious and costly consequences of product failure, the Company and its customers have an increased sensitivity to such defects. In the past, the Company has voluntarily recalled certain products. Although the Company’s products are subject to stringent quality processes and controls, the Company cannot provide assurance that its products will not experience component aging, errors, or performance problems. If the Company experiences product flaws or performance problems, any or all of the following could occur:

●	delays in product shipments;
●	loss of revenue;
●	delay in market acceptance;
●	diversion of the Company’s resources;
●	damage to the Company’s reputation;
●	product recalls;
●	regulatory actions;
●	increased service or warranty costs; or
●	product liability claims.

Costs associated with product flaws or performance problems could have a material adverse effect on the Company’s business, financial condition, results of operations, or cash flows.

A pandemic of the coronavirus disease has spread from China to many other parts of the world and may adversely affect our business, operations and financial condition.

A pandemic of the coronavirus disease is ongoing in China and other parts of the world, including Italy, South Korea, Japan, France and many other countries. As the outbreak is still evolving, much of its impact remains unknown. It is impossible to predict the effect and continued spread of the coronavirus globally. Should the coronavirus continue to spread globally or not be contained to countries with current outbreaks, our business operations could be delayed or interrupted. China and other countries have implemented travel bans to contain the coronavirus, and some countries have expanded screenings of travelers. If bans are implemented and extended to additional countries, our business operations could be adversely affected.

The success and continuing development of the Company’s products depends, in part, upon maintaining strong relationships with physicians and other healthcare professionals.

If the Company fails to maintain the Company’s working relationships with physicians and other ancillary healthcare and aesthetic professionals, the Company’s products may not be developed and marketed in line with the needs and expectations of the professionals who use and support the Company’s products. Physicians assist us as researchers, marketing consultants, product consultants, and public speakers, and the Company relies on these professionals to provide us with considerable knowledge and experience. If the Company is unable to maintain these strong relationships, the development and marketing of the Company’s products could suffer, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

The Company relies heavily on its sales professionals to market and sell its products worldwide. If the Company is unable to hire, effectively train, manage, improve the productivity of, and retain the Company’s sales professionals, the Company’s business will be harmed, which would impair its future revenue and profitability.

The Company’s success largely depends on the Company’s ability to hire, train, manage, train, and improve the productivity levels of the Company’s sales professionals worldwide. Because of the Company’s focus on non-core practitioners in the past, several of its sales professionals do not have established relationships with the core market, consisting of dermatologists and plastic surgeons, or where those relationships exist, they are not appropriately strong.

Competition for sales professionals who are familiar with, and trained to sell in, the aesthetic equipment market continues to be robust. As a result, the Company occasionally loses the Company’s sales people to competitors. The Company’s industry is characterized by a few established companies that compete vigorously for talented sales professionals. Some of its sales professionals leave the Company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. For instance, in the first quarter of 2020, the Company experienced significant turnover of the Company’s sales professionals, including several people in key sales leadership positions. Most of these sales professionals went to work for a competitor. The Company believes the loss of these sales professionals may negatively impacted the Company’s sales performance in the first half of 2020. The Company believes it has adequate measures in place to protect the Company’s proprietary and confidential information when employees leave the Company, however the ability to enforce these measures varies from jurisdiction to jurisdiction and we must make a case-by-case decision regarding legal enforcement action. For instance, covenants not-to-compete are not allowed in many states, and if allowed, difficult to enforce in many jurisdictions. Furthermore, such legal enforcement actions are expensive and we cannot give any assurance that these enforcement actions will be successful.

However, the Company also continues to hire and train new sales people, including several from the Company’s competitors. Several of the Company’s sales employees and sales management are recently hired or transferred into different roles, and it will take time for them to be fully trained to improve their productivity. In addition, due to the competition for sales professionals in the Company’s industry, the Company also recruits sales professionals from outside the industry. Sales professionals from outside the industry typically take longer to train and become familiar with the Company’s products and the procedures in which they are used. As a result of a lack of industry knowledge, these sales professionals may take longer to become productive members of the Company’s sales force.

The Company trains its existing and recently recruited sales professionals to better understand the Company’s existing and new product technologies and how they can be positioned against the Company’s competitors’ products. These initiatives are intended to improve the productivity of the Company’s sales professionals and the Company’s revenue and profitability. It takes time for the sales professionals to become productive following their training and there can be no assurance that the newly recruited sales professionals will be adequately trained in a timely manner, or that the Company direct sales productivity will improve, or that the Company will not experience significant levels of attrition in the future.

Measures the Company implements in an effort to recruit, retain, train and manage the Company’s sales professionals, strengthen their relationships with core market physicians, and improve their productivity may not be successful and may instead contribute to instability in its operations, additional departures from the Company’s sales organization, or further reduce the Company’s revenue and harm the Company’s business. If the Company is not able to improve the productivity and retention of the Company’s North American and international sales professionals, then the Company’s total revenue, profitability and stock price may be adversely impacted.

The aesthetic equipment market is characterized by rapid innovation. To compete effectively, the Company must develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.

The aesthetic light and energy-based treatment system industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate and develop new products and applications, the Company’s competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications or enhancements to the Company’s current products. The Company created products to apply the Company’s technology to body contouring, hair removal, treatment of veins, tattoo removal, and skin revitalization, including the treatment of diffuse redness, skin laxity, fine lines, wrinkles, skin texture, pore size and benign pigmented lesions, etc. For example, the Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 and truSculpt flex in June 2019. To grow in the future, the Company must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

To successfully expand the Company’s product offerings, the Company must, among other things:

●	develop or otherwise acquire new products that either add to or significantly improve the Company’s current product offerings;
●	obtain regulatory clearance for these new products;
●	convince the Company’s existing and prospective customers that the Company’s product offerings are an attractive revenue-generating addition to their practice;
●	sell the Company’s product offerings to a broad customer base;
●	identify new markets and alternative applications for the Company’s technology;
●	protect the Company’s existing and future products with defensible intellectual property; and
●	satisfy and maintain all regulatory requirements for commercialization.

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

While the Company attempts to protect its products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with the Company’s. The Company expects that any competitive advantage the Company may enjoy from current and future innovations may diminish over time as companies successfully respond to the Company’s, or create their own, innovations. Consequently, the Company believes that it will have to continuously innovate and improve the Company’s products and technology to compete successfully. If the Company is unable to innovate successfully, its products could become obsolete and its revenue could decline as its customers and prospects purchase its competitors’ products.

Demand for the Company’s products in any of the Company’s markets could be weakened by several factors, including:

●	inability to develop and market the Company’s products to the core market specialties of dermatologists and plastic surgeons;
●	poor financial performance of market segments that attempt to introduce aesthetic procedures to their businesses;
●	the inability to differentiate the Company’s products from those of the Company’s competitors;
●	competitive threat from new innovations, product introductions capturing mind and wallet share
●	reduced patient demand for elective aesthetic procedures;
●	failure to build and maintain relationships with opinion leaders within the various market segments; and
●	the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers.

If the Company does not achieve anticipated demand for the Company’s products, there could be a material adverse effect on its total revenue, profitability, employee retention and stock price.

Changes in the composition of our executive management team, including the recent hiring of our Chief Executive Officer (“CEO”), the recent resignation of our Chief Financial Officer (“CFO”), the subsequent appointment of an interim CFO and the ongoing search for a permanent CFO, may cause uncertainty regarding the future of the Company’s business, impact employee hiring and retention, increase the volatility in the Company’s stock price, and adversely impact the Company’s revenue, operating results, and financial condition.

The Company recently hired a new Chief Executive Officer, David H. Mowry, who was also elected to serve on the Company’s Board of Directors. His prior experience is primarily with medical device companies, outside of the aesthetics industry. In addition, recently hired executives may view the business differently than prior members of management, and over time may make changes to the existing personnel and their responsibilities, the Company’s strategic focus, operations or business plans. The Company can give no assurances that it will be able to properly manage any such shift in focus, or that any changes to its business, would ultimately prove successful. In addition, leadership transitions and management changes can be inherently difficult to manage and may cause uncertainty or a disruption to the Company’s business or may increase the likelihood of turnover in key officers and employees. The Company’s success depends in part on having a successful leadership team. If the Company cannot effectively manage the leadership transitions and management changes, it could make it more difficult to successfully operate its business and pursue its business goals.

On November 1, 2019, Sandra A. Gardiner, the Company's Executive Vice President and CFO, resigned. On November 15, 2019, the Company appointed Fuad Ahmad, a partner at FLG Partners, LLC, a chief financial officer services and board advisory consulting firm, as Interim CFO. The Board is conducting a search for a permanent Chief Financial Officer. The Board’s search for a permanent CFO, and any related speculation and uncertainty regarding the Company’s future business strategy and direction in connection with the search and the appointment of a permanent CFO, may cause or result in:

●Disruption of the Company’s business or distraction of the Company’s employees and management;

●Difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a permanent CFO;

●Departures of other members of management;

●Increased stock price volatility; and

●Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

If the Company is unable to mitigate these or other potential risks related to the appointment and transition of a permanent CFO, it may disrupt the Company’s business or adversely impact its revenue, operating results, and financial condition. Further, there can be no assurance that the Company will be able to attract and hire a qualified permanent CFO on acceptable terms.

Exposure to United Kingdom political developments, including the effect of its withdrawal from the European Union, could be costly and difficult to comply with and could seriously harm the Company’s business.

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries. The United Kingdom formally left the European Union on January 31, 2020, and is now in a transition period through December 31, 2020. Although the United Kingdom will remain in the European Union single market and customs union during the transition period, the long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. Brexit could also have the effect of disrupting the free movement of goods, services, capital, and people between the United Kingdom, the European Union, and elsewhere. The full effect of Brexit is uncertain and depends on any agreements the United Kingdom may make with the European Union and others. Consequently, no assurance can be given about the impact of the outcome and the Company’s business, including operational and tax policies, may be seriously harmed or require reassessment

The Company depends on skilled and experienced personnel to operate its global business effectively. Changes to management or the inability to recruit, hire, train and retain qualified personnel, could harm the Company’s ability to successfully manage, develop and expand its business, which would impair the Company’s future revenue and profitability.

The Company’s success largely depends on the skills, experience and efforts of the Company’s officers and other key employees. The loss of any of the Company’s executive officers could weaken its management expertise and harm the Company’s business, and it may not be able to find adequate replacements on a timely basis, or at all. Except for Change of Control and Severance Agreements for the Company’s executive officers and a few key employees, the Company does not have employment contracts with any of its officers or other key employees. Any of the Company’s officers and other key employees may terminate their employment at any time and their knowledge of the Company’s business and industry may be difficult to replace. For instance, Larry Laber, recently resigned his position as Executive Vice President, Sales, North America, effective on January 17, 2020, and Cutera reassigned his duties to Mr. Jason Richey, President of the Company and to additional members of the North America sales team. The Company does not have a succession plan in place for each of its officers and key employees. In addition, the Company does not maintain “key person” life insurance policies covering any of the Company’s employees.

In addition to dependence on the Company’s officers and key employees, the Company is highly dependent on other sales and scientific personnel. For example, in the first quarter of 2020 the Company experienced a few turnover of its sales professionals, including several people in key sales leadership positions. Most of these sales professionals went to work for a competitor. The Company believes the loss of these sales professionals may negatively impact the Company’s sales performance in the first quarter of 2020. Additionally, the Company’s product development plans depend, in part, on the Company’s ability to attract and retain engineers with experience in medical devices. Attracting and retaining qualified personnel will be critical to the Company’s success, and competition for qualified personnel is intense. The Company may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of any of these persons or the Company’s inability to attract, train and retain qualified personnel could harm the Company’s business and the Company’s ability to compete and become profitable.

Security breaches, cyber-security incidents and other disruptions could compromise the Company’s information and impact the Company’s business, financial condition or results of operations.

The Company relies on networks, information management software and other technology, or information systems, including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, order processing and collection of payments. The Company uses information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, the Company depends on information systems for digital marketing activities and electronic communications among the Company’s locations around the world and between company personnel as well as customers and suppliers. Because information systems are critical to many of the Company’s operating activities, the Company’s business processes may be impacted by system shutdowns or service disruptions. These disruptions may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. These events could result in unauthorized disclosure of material confidential information. If the Company’s information systems suffer severe damage, disruption or shutdown and the Company business continuity plans do not effectively resolve the issues in a timely manner, we could experience delays in reporting the Company’s financial results and we may lose revenue and profits as a result of the Company’s inability to timely manufacture, distribute, invoice and collect payments. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations and damage the Company’s reputation and credibility, and could expose us to liability. The Company may also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. Like most major corporations, the Company’s information systems are a target of attacks.

A cyber security attack or other incident that bypasses the Company’s information systems security could cause a security breach which may lead to a material disruption to the Company’s information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access the Company’s systems or facilities were successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact the Company’s ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access the Company’s systems or facilities also could result in negative publicity which could damage the Company’s reputation or brand with the Company’s patients, referral sources, payors or other third parties and could subject us to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in the Company’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

As of December 2019, the Company has not had any disruptions to its information systems that have materially affected its business, financial condition or results of operations. However, there can be no assurance that such disruptions may occur and have a material adverse effect on us in the future.

Changes in accounting standards and estimates could have a material adverse effect on the Company’s results of operations and financial position.

Generally accepted accounting principles and the related authoritative guidance for many aspects of the Company’s business, including revenue recognition, inventories, warranties, leases, income taxes and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by the Company’s management could have a material adverse effect on the Company’s results of operations and may retroactively affect previously reported results. For example, recently issued authoritative guidance for credit losses may result in a significant impact to allowance for doubtful accounts.

The Company's ability to access credit on favorable terms, if necessary, for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.

During 2018 and 2019, the Company recently revised its Revolving Credit Facility with Wells Fargo Bank, N.A. (“Wells Fargo”). The Original Revolving Line of Credit contained financial and other covenants as well as the maintenance of a leverage ratio not to exceed 2.5 to 1.0 and a TTM adjusted EBITDA of not less than $10 million.

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

On or about March 11, 2019, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Second Amended Revolving Line of Credit”). The Second Amended Revolving Line of Credit required the Company to maintain a minimum cash balance of $15 million at Wells Fargo, but removed all other covenants so long as no money is drawn on the line of credit. The Company may draw down on the line of credit at the time it reaches and maintains TTM adjusted EBITDA of not less than $10 million, and a leverage ratio not to exceed 2.5 to 1.0.

A violation of any of the covenants could result in a default under the Second Amended Revolving Line of Credit that would permit Wells Fargo to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the Third Amended Revolving Line of Credit.

Additionally, although the Company does not currently carry any debt, in the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long- term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. The Company cannot be certain that funding for the Company’s capital needs will be available from the Company’s existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Revolving Credit Facility terminates on May 30, 2021 and if the Company cannot renew or refinance this facility or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on the Company’s revenues and results of operations.

The Company’s ability to report timely and accurate information could be negatively impacted by its plan to implement a new accounting and enterprise resource planning (“ERP”) system.

The Company is in the process of implementing a new accounting and ERP system. The Company has not previously had a comprehensive ERP system and to date has relied on a myriad of non-integrated systems, as well as manual processes. A system implementation of this magnitude entails a significant degree of inherent risk. The key elements of this implementation include the conversion of data from existing systems to the new system and the design of the new system to process and report financial and other transactions in an accurate and complete manner. If these, or other aspects of the implementation are not executed successfully, then its ability to report timely and accurate information could be negatively impacted. Failure to report required information in a timely and accurate fashion could result in financial penalties, fines and other administrative actions. Such events could have a material adverse effect on the Company’s total enterprise value and stock price. Additionally, the process of implementing a new ERP system is capital intensive and includes the inherent risk of incurring significant additional costs should the time and resources requirements of the implementation be greater than what the Company currently anticipates.

Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and stock price.

The Company’s business is influenced by a range of factors that are beyond the Company’s control, including:

●	general macro-economic and business conditions in the Company’s key markets of North America, Japan, Asia (excluding Japan), the Middle East, Europe and Australia;
●	the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers due to increasing interest rates and lending requirements;
●	the overall demand for the Company’s products by the core market specialties of dermatologists and plastic surgeons;
●

the timing and success of new product introductions by us or the Company’s competitors or any other change in the competitive landscape of the market for non- surgical aesthetic procedures, including consolidation among the Company’s competitors;

●	the level of awareness of aesthetic procedures and the market adoption of the Company’s products;
●	changes in the Company’s pricing policies or those of the Company’s competitors;
●	governmental budgetary constraints or shifts in government spending priorities;
●	general political developments, both domestic and in the Company’s foreign markets, including economic and political uncertainty caused by elections;
●	natural disasters;
●	tax law changes
●	currency exchange rate fluctuations; and
●	any trade restrictions or higher import taxes that may be imposed by foreign countries against products sold internationally by U.S. companies

Macroeconomic developments, like global recessions and financial crises could negatively affect the Company’s business, operating results or financial condition which, in turn, could adversely affect the Company’s stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of the Company’s products and services or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters continue to contribute to a climate of economic and political uncertainty that could adversely affect the Company’s results of operations and financial condition, including the Company’s revenue growth and profitability.

Macroeconomic declines, negative political developments, adverse market conditions and catastrophic events may cause a decline in the Company’s revenue, negatively affect the Company’s operating results, adversely affect the Company’s cash flow and could result in a decline in the Company’s stock price.

A pandemic of the coronavirus disease has spread from China to many other parts of the world and may adversely affect our business, operations and financial condition.

A pandemic of the coronavirus disease is ongoing in China and other parts of the world, including Italy, South Korea, Japan, France and many other countries. As the outbreak is still evolving, much of its impact remains unknown. It is impossible to predict the effect and continued spread of the coronavirus globally. Should the coronavirus continue to spread globally or not be contained to countries with current outbreaks, our business operations could be delayed or interrupted. China and other countries have implemented travel bans to contain the coronavirus, and some countries have expanded screenings of travelers. If bans are implemented and extended to additional countries, our business operations could be adversely affected.

The price of the Company’s common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, the Company has a relatively limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of its stock price.

There has been volatility in the price of the Company’s common stock since December 1, 2019, decreasing from $37 per share to$24 per share as of end of February 2020. The Company believes this is due in part to significant turnover of the Company’s North America sales team and other factors. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future.

The market price for the Company’s common stock could also be affected by a number of other factors, including:

●	the general market conditions unrelated to the Company’s operating performance;
●	sales of large blocks of the Company’s common stock, including sales by the Company’s executive officers, directors and large institutional investors;
●	quarterly variations in the Company’s, or the Company’s competitors’, results of operations;
●	actual or anticipated changes or fluctuations in the Company’s results of operations;
●	actual or anticipated changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or the Company’s failure to achieve analysts’ estimates;
●	the announcement of new products, service enhancements, distributor relationships or acquisitions by us or the Company’s competitors;
●	the announcement of the departure of a key employee or executive officer by us or the Company’s competitors;
●	regulatory developments or delays concerning the Company’s, or the Company’s competitors’ products; and
●

the initiation of any litigation by us or against us, including the lawsuit initiated by us on January 31, 2020  in Federal District Court in California against Lutronic Aesthetics, Inc. as previously-disclosed on February 3, 2020, or against us.

Actual or perceived instability and / or volatility in the Company’s stock price could reduce demand from potential buyers of the Company’s stock, thereby causing the Company’s stock price to either remain depressed or to decline further. In addition, if the market for medical-device company stocks or the stock market in general experiences a loss of investor confidence, the trading price of the Company’s common stock could decline for reasons unrelated to the Company’s business, results of operations or financial condition. The trading price of the Company’s common stock might also decline in reaction to events that affect other companies in the Company’s industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any future securities litigation could result in substantial costs and divert the Company’s management’s attention and resources from the Company’s business. This could have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may fail to meet its publicly announced guidance or other expectations about its business and future operating results, which could cause its stock price to decline.

The Company started providing, and may continue to provide, financial guidance about its business and future operating results. In developing this guidance, the Company’s management must make certain assumptions and judgments about its future operating performance, including but not limited to projected hiring of sales professionals, growth of revenue in the aesthetic device market, increase or decrease of its market share, costs of production of its recently introduced products, and stability of the macro-economic environment in the Company’s key markets. Furthermore, analysts and investors may develop and publish their own projections of the Company’s business, which may form a consensus about the Company’s future performance. The Company’s business results may vary significantly from such guidance or that consensus due to a number of factors, many of which are outside of the Company’s control, and which could adversely affect its operations and operating results. Furthermore, if the Company makes downward revisions of the Company’s previously announced guidance, or if the Company’s publicly announced guidance of future operating results fails to meet expectations of securities analysts, investors or other interested parties, the price of the Company’s common stock could decline.

To successfully market and sell the Company’s products internationally, the Company must address many issues that are unique to the Company's international business. Furthermore, international expansion is a key component of the Company’s growth strategy, although the Company’s international operations and foreign transactions expose us to additional operational challenges that the Company might not otherwise face.

The Company is focused on international expansion as a key component of its growth strategy and have identified specific areas of opportunity in various international markets. International revenue is a material component of the Company’s business strategy, and represented 42% of its total revenue in 2019 compared to 37% of the Company’s total revenue in 2018. The Company depends on third-party distributors and a direct sales force to sell its products internationally, and the Company may be unable to increase or maintain its level of international revenue.

The Company has experienced significant turnover of the Company’s North America sales team. For instance, the Company announced on January 21, 2020, that Larry Laber, resigned his position as Executive Vice President, Sales, North America, effective on January 17, 2020. Cutera reassigned Mr. Laber’ duties to Mr. Jason Richey, President of the Company, and to additional members of the North America sales team. Though their departures did not have an adverse effect on the Company's international sales, it has added additional pressure on the sales team. While the Company continues to have a direct sales and service organization in Australia, Japan, France, Belgium, Spain, Germany, Switzerland and the United Kingdom, a significant portion of its international revenue is generated through its network of distributors. Though the Company continues to evaluate and replace non-performing distributors, and has recently brought greater focus on collaborating with its distribution partners, there can be no assurance given that these initiatives will result in improved international revenue or profitability in the future.

To grow the Company’s business, it is essential to improve productivity in current sales territories and expand into new territories. However, direct sales productivity may not improve and distributors may not accept the Company’s business or commit the necessary resources to market and sell the Company’s products at the Company’s expectations. If the Company is not able to increase or maintain international revenue growth, the Company’s total revenue, profitability and stock price may be adversely impacted.

Economic and other risks associated with international sales and operations could adversely affect the Company’s business.

In 2019, 42% of the Company’s total revenue was from customers outside of North America. The Company expects its sales from international operations and export sales to continue to be a significant portion of the Company’s revenue. The Company has placed a particular emphasis on increasing its growth and presence in international markets. The Company’s international operations and sales are subject, in varying degrees, to risks inherent in doing business outside the U.S. These risks include:

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

Changes in the geopolitical or economic environments in the countries in which the Company operates could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For example, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact the Company’s business. In 2018, the U.S. imposed tariffs on certain goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could adversely impact the Company’s financial condition and results of operations.

The Company’s global operations are required to comply with the U.S. Foreign Corrupt Practices Act of 1977, as amended (“FCPA”), Chinese anti- corruption laws, U.K. Bribery Law, and similar anti-bribery laws in other jurisdictions, and with U.S. and foreign export control, trade embargo and customs laws. If the Company fails to comply with any of these laws, the Company could suffer civil and criminal sanctions.

Additionally, the Company continues to monitor Brexit and its potential impacts on the Company’s results of operations and financial condition. Volatility in foreign currencies is expected to continue as the United Kingdom executes its exit from the EU. If the United Kingdom's membership in the EU terminates without an agreement (referred to as a “hard Brexit”), there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and EU, increased transportation costs, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete and could result in a material impact to the Company’s consolidated revenue, earnings and cash flow.

In addition to the general risks that the Company faces outside the U.S., the Company’s operations in emerging markets could involve additional uncertainties for us, including risks that governments may impose withholding or other taxes on remittances and other payments to us, or the amount of any such taxes may increase; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the difficulty of enforcing agreements, challenges collecting receivables, protection of the Company’s intellectual property and other assets, pressure on the pricing of the Company’s products and services, higher business conduct risks, ability to hire and retain qualified talent and risks of political instability. The Company cannot predict the impact such events might have on the Company’s business, financial condition and results of operations.

In addition, compliance with laws and regulations applicable to the Company’s international operations increases the Company’s cost of doing business in foreign jurisdictions. The Company may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on the Company’s business. In many foreign countries it is common for others to engage in business practices that are prohibited by the Company’s internal policies and procedures or U.S. regulations applicable to us. In addition, although the Company has implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of the Company’s employees, contractors, distributors and agents will comply with these laws and policies. Violations of laws or key control policies by the Company’s employees, contractors, distributors or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of the Company’s offerings and could have a material adverse effect on the Company’s business operations and financial results.

To successfully market and sell third party products internationally, the Company must address many issues that are unique to the related distribution arrangements which could reduce the Company’s available cash reserves and negatively impact the Company’s profitability.

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

Each of these distribution agreements presents its own unique risks and challenges. For example, to sell skincare products the Company needs to invest in creating a sales structure that is experienced in the sale of such products and not in capital equipment. The Company needs to commit resources to train the Company’s sales force, obtain regulatory licenses, and develop new marketing materials to promote the sale of these products. In addition, the minimum commitments and other costs of distributing products manufactured by these companies may exceed the incremental revenue that the Company derives from the sale of their products, thereby negatively impacting the Company’s profitability and reducing the Company’s available cash reserves.

If the Company does not make the minimum purchases required in the distribution contracts, or if the third party manufacturer revokes the Company’s distribution rights, the Company could lose the distribution rights of the products, which would adversely affect the Company’s future revenue, results of operations, cash flows and its stock price.

The Company offers credit terms to some qualified customers and also to leasing companies to finance the purchase of its products. In the event that any of these customers default on the amounts payable to us, its earnings may be adversely affected.

The Company generally offers credit terms of 30 to 90 days to qualified customers. In addition, from time to time, it offers certain key international distributors, with whom the Company has had an extended period of relationship and payment history, payment terms that are significantly longer than the regular 30 to 90 day terms. This allows such international distribution partners to have its products in stock and provide its products to customers on a timely basis. As of December 31, 2019, one international distribution partner accounted for 3.1% of the Company’s outstanding accounts receivable balance.

While the Company believes it has an adequate basis to ensure that it collects its accounts receivable, the Company cannot provide any assurance that the financial position of customers to whom it has provided payment terms will not change adversely before the Company receives payment. In the event that there is a default by any of the customers to whom the Company has provided credit terms, the Company may recognize a bad debt charge in the Company’s general and administrative expenses. If this bad debt charge is material, it could negatively affect the Company’s future results of operations, cash flows and its stock price.

Additionally, in the event of deterioration of general business conditions or the availability of credit, the financial strength and stability of the Company’s customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of its products. In addition, the Company may be subject to increased risk of non-payment of its accounts receivables. The Company may also be adversely affected by bankruptcies or other business failures of the Company’s customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact the Company’s liquidity or result in bad debts.

The Company’s ability to effectively compete and generate additional revenue from new and existing products depends upon the Company’s ability to distinguish the Company and its products from the competitors and their products, and to develop and effectively market new and existing products. The Company’s success is dependent on many factors, including the following:

●	speed of new and innovative product development;
●	effective strategy and execution of new product launches;
●	identification and development of clinical support for new indications of the Company’s existing products;
●	product performance;
●	product pricing;
●	quality of customer support;
●	development of successful distribution channels, both domestically and internationally; and
●	intellectual property protection.

To compete effectively, the Company has to demonstrate that its new and existing products are attractive alternatives to other devices and treatments, by differentiating the Company’s products on the basis of such factors as innovation, performance, brand name, service, and price. This is difficult to do, especially in a crowded aesthetic market. Some of the Company’s competitors have newer or different products and more established customer relationships than the Company does, which could inhibit the Company’s market penetration efforts. For example, the Company has encountered, and expects to continue to encounter, situations where, due to pre-existing relationships, potential customers decide to purchase additional products from the Company’s competitors. Potential customers also may need to recoup the cost of products that they have already purchased from the Company’s competitors and may decide not to purchase the Company’s products, or to delay such purchases. If the Company is unable to increase the Company’s market penetration or compete effectively, its revenue and profitability will be adversely impacted.

The Company competes against companies that offer alternative solutions to its products, or have greater resources, a larger installed base of customers and broader product offerings than the Company’s. In addition, increased consolidation in the Company’s industry may lead to increased competition. If the Company is not able to effectively compete with these companies, it may harm its business.

The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technology development and product innovations. The Company’s products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. The Company’s products also compete against laser and other energy- based products offered by public companies. Further, other companies could introduce new products that are in direct competition with the Company’s products. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm the Company’s business, financial condition and results of operations.

Recently, there has been consolidation in the aesthetic industry leading to companies combining their resources, which increases competition and could result in increased downward pressure on the Company’s product prices. For example, Allergan acquired Zeltiq in April 2017, Hologic acquired Cynosure in March 2017, XIO Group acquired Lumenis in September 2015, and Valeant acquired Solta in January 2014. These consolidations have created newly-combined entities with greater financial resources, deeper sales channels and greater pricing flexibility than the Company. Rumored or actual consolidation of the Company’s partners and competitors could cause uncertainty and disruption to the Company’s business and can cause the Company’s stock price to fluctuate.

The energy-based aesthetic market faces competition from non-energy-based medical products, such as Botox and collagen injections. Other alternatives to the use of the Company’s products include electrolysis, a procedure involving the application of electric current to eliminate hair follicles, and chemical peels. The Company may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed.

If there is not sufficient consumer demand for the procedures performed with the Company’s products, practitioner demand for its products could be inhibited, resulting in unfavorable operating results and reduced growth potential.

Continued expansion of the global market for laser and other-energy-based aesthetic procedures is a material assumption of the Company’s business strategy. Most procedures performed using the Company’s products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize the Company’s products may therefore be influenced by a number of factors, including:

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

If, as a result of these factors, there is not sufficient demand for the procedures performed with the Company’s products, practitioner demand for the Company’s products could be reduced, which could have a material adverse effect on the Company’s business, financial condition, revenue and result of operations.

If the Company fails to comply with applicable regulatory requirements, it could result in enforcement action by the U.S. FDA, federal and state agencies or international regulatory bodies and the Company’s commercial operations would be harmed.

The Company’s products are medical devices that are subject to extensive regulation in the U.S. by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. The FDA, state authorities and international regulatory bodies have broad enforcement powers. If the Company fails to comply with any U.S. law or any of the applicable regulatory requirements of the FDA, or federal or state agencies, or one of the international regulatory bodies, it could result in enforcement action by the agencies, which may include any of the following sanctions:

●	warning letters, fines, injunctions, consent decrees and civil penalties;
●	repair, replacement, refund, recall or seizure of the Company’s products;
●	operating restrictions or partial suspension or total shutdown of production;
●	refusing the Company’s requests for 510(k) clearance or pre-market approval of new products, new intended uses, or modifications to existing products;
●	withdrawing 510(k) clearance or pre-market approvals that have already been granted; and
●	criminal prosecution.

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

In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect the Company’s business and the Company’s products. Changes in FDA regulations may lengthen the regulatory approval process for medical devices and require additional clinical data to support regulatory clearance for the sale and marketing of the Company’s new products. In addition, it may require additional safety monitoring, labeling changes, restrictions on product distribution or use, or other measures after the introduction of the Company’s products to market. Either of these changes lengthen the duration to market, increase the Company’s costs of doing business, adversely affect the future permitted uses of approved products, or otherwise adversely affect the market for its products.

For instance, on or about July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal revitalization” procedures using energy-based devices. The Company’s Juliet device is promoted and used by physicians in procedures that are the subject of the FDA’s public warning. However, neither the Company nor its distribution partner were named in the announcement, and neither the Company nor its distribution partner have received a letter from the agency as of the date of this filing. Working with the Company’s distribution partner and the FDA, the Company is assessing the potential parameters of an additional study regarding the Company’s Juliet device to address the concerns highlighted in the FDA’s statement. However, there can be no assurances that we will reach an agreement with the Company’s distribution partner on the execution details of such a study, or that such a study will be successful in addressing the FDA’s safety concerns with the Company’s Juliet device.

The Company saw a significant slowdown in the sales of Juliet in the third and fourth quarters of 2018 and through 2019. The Company believes this relates to the safety letter, given the timing. The Company supports any action that helps ensure patient safety going forward. The Company has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful, not misleading, fair and balanced, and supported by sound scientific evidence.

If the Company fails to comply with the FDA’s Quality System Regulation and laser performance standards, the Company’s manufacturing operations could be halted, and its business would suffer.

The Company is currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation (the “QSR”). The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the Company’s products. Because the Company’s products involve the use of lasers, the Company’s products also are covered by a performance standard for lasers set forth in FDA regulations. The laser performance standard imposes specific record-keeping, reporting, product testing and product labeling requirements. These requirements include affixing warning labels to laser products, as well as incorporating certain safety features in the design of laser products.

The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. The Company has had multiple quality system audits by the FDA, the Company’s Notified Body, and other foreign regulatory agencies, with the most recent inspection by the FDA occurring in March, 2017. There were no significant findings or observations as a result of this audit. Failure to take satisfactory corrective action in response to an adverse QSR inspection or its failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of the Company’s manufacturing operations, a recall of its products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause its sales and business to suffer.

The Company is a sponsor of Biomedical Research. As such, the Company is also subject to FDA regulations relating to the design and conduct of clinical trials. The Company is subject to unannounced BIMO audits, with the most recent inspection by FDA occurring over 5 days in August 2016. There were no significant findings and only two observations as a result of this audit. The Company’s responses to these observations were accepted by the FDA. Failure to take satisfactory corrective action in response to an adverse BIMO inspection or the Company’s failure to comply with Good Clinical Practices could result in us no longer being able to sponsor Biomedical Research, the reversal of 510(k) clearances previously granted based on the results of clinical trials conducted to gain clinical data to support those 510(k) clearances, or enforcement actions, including a public warning letter, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause the Company’s sales and business to suffer.

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

Sales of the Company’s products outside the U.S. are subject to foreign regulatory requirements that vary widely from country to country. In addition, exports of medical devices from the U.S. are regulated by the FDA. Complying with international regulatory requirements can be an expensive and time- consuming process and approval is not certain. The time required for obtaining clearance or approvals, if required by other countries, may be longer than that required for FDA clearance or approvals, and requirements for such clearances or approvals may significantly differ from FDA requirements. The Company may be unable to obtain or maintain regulatory qualifications, clearances or approvals in other countries. The Company may also incur significant costs in attempting to obtain and in maintaining foreign regulatory approvals or qualifications. If the Company experience delays in receiving necessary qualifications, clearances or approvals to market its products outside the U.S., or if the Company fails to receive those qualifications, clearances or approvals, the Company may be unable to market its products or enhancements in international markets effectively, or at all, which could have a material adverse effect on the Company’s business and growth strategy.

Any defects in the design, material or workmanship of its products may not be discovered prior to shipment to customers, which could materially increase its expenses, adversely impact profitability and harm its business.

The design of the Company’s products is complex. To manufacture them successfully, the Company must procure quality components and employ individuals with a significant degree of technical expertise. If the Company’s designs are defective, or the material components used in its products are subject to wearing out, or if suppliers fail to deliver components to specification, or if its employees fail to properly assemble, test and package its products, the reliability and performance of its products could be adversely impacted.

If the Company’s products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, the Company may experience:

●	damage to the Company’s brand reputation;
●	loss of customer orders and delay in order fulfillment;
●	increased costs due to product repair or replacement;
●	inability to attract new customers;
●	diversion of resources from the Company’s manufacturing and research and development departments into the Company’s service department;
●	and legal action

The occurrence of any one or more of the foregoing could materially increase expenses, adversely impact profitability and harm the Company’s business.

Product liability suits could be brought against the Company due to a defective design, material or workmanship or misuse of its products and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in its insurance rates.

If the Company’s products are defectively designed, manufactured or labeled, contain defective components or are misused, the Company may become subject to substantial and costly litigation by the Company’s customers or their patients. Misusing the Company’s products or failing to adhere to operating guidelines could cause significant eye and skin damage, and underlying tissue damage. In addition, if its operating guidelines are found to be inadequate, the Company may be subject to liability. The Company has been involved, and may in the future be involved, in litigation related to the use of its products. Product liability claims could divert management’s attention from its core business, be expensive to defend and result in sizable damage awards against the Company. The Company may not have sufficient insurance coverage for all future claims. The Company may not be able to obtain insurance in amounts or scope sufficient to provide the Company with adequate coverage against all potential liabilities. Any product liability claims brought against the Company, with or without merit, could increase the Company’s product liability insurance rates or prevent us from securing continuing coverage, could harm its reputation in the industry and could reduce product sales. In addition, the Company historically experienced steep increases in its product liability insurance premiums as a percentage of revenue. If its premiums continue to rise, the Company may no longer be able to afford adequate insurance coverage.

The Company is currently involved in litigation that could adversely affect the Company’s business and financial results, divert management’s attention from the Company’s business, and subject the Company to significant liabilities.

As described under “Note 11- Commitments and Contingencies - Contingencies” in the Company’s consolidated financial statements included in this Annual Report on Form 10-K, the Company is involved in various litigation, which may adversely affect the Company’s financial condition and may require us to devote significant resources to the Company’s defense of these claims.

Although the Company is defending these matters vigorously, the Company cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or proceeding. Litigation may have a material adverse effect on the Company because of potential adverse outcomes, defense costs, the diversion of the Company’s management's resources, availability of insurance coverage and other factors.

If customers are not trained and/or the Company’s products are used by non-physicians, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.

Because the Company does not require training for users of its products, and sell its products at times to non-physicians, there exists an increased potential for misuse of the Company’s products, which could harm the Company’s reputation and the Company’s business. U.S. federal regulations allow us to sell the Company’s products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, the Company’s products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of its products. The Company does not supervise the procedures performed with the Company’s products, nor does the Company require that direct medical supervision occur—that is determined by state law. The Company and its distributors generally offer but do not require product training to the purchasers or operators of the Company’s products. In addition, the Company sometimes sells its systems to companies that rent its systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of its products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and its business, and, in the event these result in product liability litigation, distract management and subject us to liability, including legal expenses.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of the Company’s marketable investments or impair the Company’s liquidity.

The primary objective of most of the Company’s investment activities is to preserve principal. To achieve this objective, the Company invests its excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high grade corporate debt. As of December 31, 2019, the Company’s balance in marketable investments was $7.6 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, there would not have any adverse impact the Company’s earnings. As a result, changes in the market interest rates will affect its future net income (loss).

The Company’s manufacturing operations are dependent upon third-party suppliers, making its vulnerable to supply shortages and price fluctuations, which could harm its business.

Many of the components and materials that comprise its products is currently manufactured by a limited number of suppliers. A supply interruption or an increase in demand beyond the Company’s current suppliers’ capabilities could harm its ability to manufacture the Company’s products until a new source of supply is identified and qualified. The Company’s reliance on these suppliers subjects us to a number of risks that could harm its business, including:

●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
●	delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
●	lack of long-term supply arrangements for key components with the Company’s suppliers;
●	inability to obtain adequate supply in a timely manner, or on reasonable terms;
●

inability to redesign one or more components in the Company’s systems in the event that a supplier discontinues manufacturing such components and the Company’s inability to sources it from other suppliers on reasonable terms;

●	difficulty locating and qualifying alternative suppliers for the Company’s components in a timely manner;
●	production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and delay in supplier deliveries.

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

The Company maintains manufacturing operations at its facility in Brisbane, California, and purchases many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on us.

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

The Company is vulnerable to damage from various types of disasters, including fires, earthquakes, terrorist acts, floods, power losses, communications failures and similar events. If any such disaster were to occur, the Company may not be able to operate the Company’s business at the Company’s facility in Brisbane, California. The Company’s manufacturing facilities require FDA approval, which could result in significant delays before the Company could manufacture products from a replacement facility. The insurance the Company maintains may not be adequate to cover the Company’s losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm the Company’s business and consolidated results of operations.

Intellectual property rights may not provide adequate protection for some or all of the Company’s products, which may permit third parties to compete against us more effectively.

The Company relies on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect the Company’s technology and products. At December 31, 2019, the Company had issued U.S. patents and pending U.S. patent applications. Some of the Company’s components, such as the Company’s laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, the Company’s patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents the Company obtains may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, the Company’s. The Company may not be able to prevent the unauthorized disclosure or use of the Company’s technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of the Company’s intellectual property is difficult, and the Company does not know whether the steps it has taken to protect the Company’s intellectual property will be effective. Moreover, the laws of many foreign countries will not protect the Company’s intellectual property rights to the same extent as the laws of the U.S.

The absence of complete intellectual property protection exposes us to a greater risk of direct competition. Competitors could purchase one of the Company’s products and attempt to replicate some or all of the competitive advantages the Company derives from the Company’s development efforts, design around the Company’s protected technology, or develop their own competitive technologies that fall outside of the Company’s intellectual property rights. If the Company’s intellectual property is not adequately protected against competitors’ products and methods, the Company’s competitive position and its business could be adversely affected.

The Company may be involved in future costly intellectual property litigation, which could impact its future business and financial performance.

The Company’s competitors or other patent holders may assert that the Company’s present or future products and the methods the Company employs are covered by their patents. In addition, the Company does not know whether its competitors own or will obtain patents that they may claim prevent, limit or interfere with the Company’s ability to make, use, sell or import the Company’s products. Although the Company may seek to resolve any potential future claims or actions, it may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, the Company cannot obtain a license or redesign the Company’s products, it may have to stop manufacturing and selling the applicable products and the Company’s business would suffer as a result. In addition, a court could require us to pay substantial damages, and prohibit us from using technologies essential to the Company’s products, any of which would have a material adverse effect on the Company’s business, results of operations and financial condition.

The Company may become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect the Company’s own intellectual property. For example, the Company has been involved in litigation to protect the trademark rights associated with its company name or the names of its products. Infringement and other intellectual property claims, with or without merit, can be expensive and time- consuming to litigate, and could divert management’s attention from its core business.

The expense and potential unavailability of insurance coverage for the Company’s customers could adversely affect its ability to sell its products, and therefore adversely affect its financial condition.

Some of the Company’s customers and prospective customers have had difficulty procuring or maintaining liability insurance to cover their operation and use of its products. Medical malpractice carriers are withdrawing coverage in certain states or substantially increasing premiums. If this trend continues or worsens, the Company’s customers may discontinue using the Company’s products and potential customers may opt against purchasing laser-based products due to the cost or inability to procure insurance coverage. The unavailability of insurance coverage for the Company’s customers and prospects could adversely affect its ability to sell its products, and that could harm its financial condition.

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

The Company underwent an audit for its German (“Cutera GmbH”) and Japanese subsidiaries for the tax years December 31, 2011 through 2018. Although this audit did not result in any adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in the Company’s having to pay amounts to the applicable tax authority in order to resolve examination of its tax positions. An increase or decrease of tax related to tax examination resolution could result in a change in the Company’s income tax accrual and could negatively impact its financial position, results of operations or cash flows.

The Company may be adversely affected by changes in U.S .tax laws, importation taxes and other changes that may be imposed by the current administration.

The Company is subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact the Company’s future effective tax rate including:

●	the jurisdictions in which profits are determined to be earned and taxed;
●	the resolution of issues arising from tax audits with various tax authorities
●	changes in valuation of the Company’s deferred tax assets and liabilities;
●	increases in expenses not deductible for tax purposes, including write-offs and impairment of goodwill in connection with acquisitions;
●	changes in availability of tax credits, tax holidays, and tax deductions;
●	changes in share-based compensation; and
●	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), for example, has the potential to significantly impact the pharmaceutical and medical device industries. The Affordable Care Act imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. Due to subsequent legislative amendments the excise tax has been suspended for the period January 1, 2016 to December 31, 2019. The excise tax was repealed at the end of 2019. The Company is currently assessing what the impact the repeal will have on the Company’s financial condition and cash flows.

Any acquisitions that the Company makes could result in operating difficulties, dilution, and other consequences that may adversely impact the Company’s business and results of operations.

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

The Company has limited experience as a team with acquiring companies and products. Furthermore, the integration of any acquisition and management of any collaborative project may divert management’s time and resources from the Company’s core business and disrupt the Company’s operations and it may incur significant legal, accounting and banking fees in connection with such a transaction. Acquisitions could diminish the Company’s available cash balances for other uses, result in the incurrence of debt, contingent liabilities, or amortization expenses, and restructuring charges. Also, the anticipated benefits or value of its acquisitions or investments may not materialize and could result in an impairment of goodwill and/or purchased long-lived assets.

The Company’s failure to address these risks or other problems encountered in connection with the Company’s past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm the Company’s business and the Company’s financial condition or results.

The Company’s failure to comply with rules relating to bribery, foreign corrupt practices, and privacy and security laws may subject the Company to penalties and adversely impact its reputation and business operations.

The Company’s business is subject to regulation and oversight worldwide including:

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

●  Health Insurance Portability and Accountability Act of 1996, as amended by The Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

●  analogous state and foreign law equivalents of each of the above laws, such as state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

The risk of being found in violation of these laws is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are open to a variety of interpretations. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available under such laws, it is possible that some of the Company’s business activities, including the Company’s relationships with practitioners and thought leaders worldwide, some of whom recommend, purchase and/or use the Company’s devices, as well as the Company’s sales agents and distributors, could be subject to challenge under one or more of such laws. The Company is also exposed to the risk that the Company’s employees, independent contractors, principal investigators, consultants, vendors, independent sales agents and distributors may engage in fraudulent or other illegal activity. While the Company has policies and procedures in place prohibiting such activity, misconduct by these parties could include, among other infractions or violations, intentional, reckless and/or negligent conduct or unauthorized activity that violates FDA regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, manufacturing standards, laws that require the true, complete and accurate reporting of financial information or data or other commercial or regulatory laws or requirements. It is not always possible to identify and deter misconduct by the Company’s employees and other third parties, and the precautions the Company takes to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting the Company from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations.

There are similar laws and regulations applicable to us outside the U.S., all of which are subject to evolving interpretations. Global enforcement of anti- corruption laws, including but not limited to the UK Bribery Act, the Brazil Clean Companies Act, and continued enforcement in the Europe, Middle East and Asia Pacific has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. The Company’s operations create the risk of unauthorized payments or offers of payments by one of its employees, consultants, sales agents, or distributors because these parties are not always subject to its control. It is the Company’s policy to implement safeguards to discourage these practices; however, its existing safeguards and any future improvements may prove to be less than effective, and its employees, consultants, sales agents, or distributors may engage in conduct for which the Company might be held responsible. Any alleged or actual violations of these regulations may subject us to government scrutiny, severe criminal or civil sanctions and other liabilities, and could negatively affect its business, reputation, operating results, and financial condition.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by the Company. Changes in market interest rates may influence returns on financial investments and could reduce our earnings and cash flows.

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

Two leases, one of which was originally scheduled to expire in March 2018, but was extended for another three years from March 2018 to March 2021, and the other which expired in December 31, 2019 was extended for another three years from December 31, 2019 to December 31, 2021.

France	Approximately 2,239	One lease which expires in October 2021.
Spain	Approximately 3,584	One lease signed effective February 1, 2018, which expires in January 31, 2021.
Belgium	Approximately 14	One lease signed effective March 1, 2020, which expires in February 28, 2021.

The Company believes that these facilities are suitable and adequate for its current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of material pending legal and regulatory proceedings and settlements as of December 31, 2019, please see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” Part II Item 8, included in this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of March 1, 2020, the closing sale price of its common stock was $24.38 per share.

Common Stockholders

The Company had 5 stockholders of record as of March 1, 2020. Since many stockholders choose to hold their shares under the name of their brokerage firm, the Company estimates that the actual number of stockholders was over shareholders.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock under the Company’s Stock Repurchase Program in 2019.

Sales of Unregistered Securities

The Company did not sell any unregistered securities during the period covered by this Annual Report on Form 10-K.

Dividends

For a discussion regarding the Company’s intentions with respect to dividends, see the section titled “Stock-based Compensation Expense” set forth in Part II Item 7 of this Annual Report on Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference to the information set forth in Part III Item 12 of this Annual Report on Form 10-K.

Performance Graph

The graph below compares Cutera, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from 12/31/2014 to 12/31/2019.

In accordance with SEC rules, the information contained under “Performance Graph” shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that we specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act, or the Securities Exchange Act of 1934, as amended.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Company’s Consolidated Financial Statements and the accompanying Notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. The selected data in this section is not intended to replace the Consolidated Financial Statements.

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2019*	2018*	2017	2016	2015
Net revenue	$181,712	$162,720	$151,493	118,056	$94,761
Cost of revenue	83,549	82,338	65,383	49,921	40,478
Gross profit	98,163	80,382	86,110	68,135	54,283
Operating expenses:
Sales and marketing	71,109	58,420	52,070	41,563	35,942
Research and development	15,085	14,359	12,874	11,232	10,733
General and administrative	24,033	20,995	14,090	12,943	12,129
Lease termination income	--	--	(4,000)	--	--
Total operating expenses	110,227	93,774	75,034	65,738	58,804
Income (loss) from operations	(12,064)	(13,392)	11,076	(2,397)	(4,521)
Interest and other income, net	(199)	(123)	884	323	293
Income (loss) before income taxes	(12,263)	(13,515)	11,960	(2,720)	(4,228)
Income tax (benefit) provision	85	17,255	(18,033)	143	212
Net income (loss)	$(12,348)	$(30,770)	$29,993	$(2,557)	$(4,440)
Net income (loss) per share:
Basic	$(0.88)	$(2.23)	$2.16	$(0.19)	$(0.32)
Diluted	$(0.88)	$(2.23)	$2.04	$(0.19)	$(0.32)
Weighted-average number of shares used in per share calculations:
Basic	14,096	13,771	13,873	13,225	13,960
Diluted	14,096	13,771	14,728	13,753	13,960

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2019*	2018*	2017	2016	2015
Cash, cash equivalents and marketable investments	$33,921	$35,575	$35,912	$54,074	$48,407
Working capital (current assets less current liabilities)	36,424	39,578	45,063	59,460	49,398
Total assets	113,738	97,637	111,238	91,854	77,518
Retained earnings (accumulated deficit)	(36,358)	(24,010)	2,947	(27,046)	(29,672)
Total stockholders’ equity	45,942	46,386	64,893	61,010	50,034

* Financial results for year ended December 31, 2019 and 2018, as compared to the years ended December 31, 2017, 2016,and 2015 reflect the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments (ASC 606), which provided a new basis of accounting for our revenue arrangements during fiscal year 2018. The adoption of ASC 606 limits the comparability of revenue and operating expenses, presented in the statement of operations, for the years ended December 31, 2019 and 2018 when compared to the years ended December 31, 2017, 2016, and 2015. The adoption of ASC 606 also limits the comparability of certain balance sheet items, including total assets, for the years ended December 31, 2019 and 2018 when compared to the years ended December 31, 2017, 2016, and 2015. See Note 1, “Revenue Recognition” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Financial results for year ended December 31, 2019, as compared to the years ended December 31, 2018, 2017,2016,and 2015 also reflect the effects of adopting ASU 2016-02, "Leases," (also known as ASC Topic 842) which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. The adoption of ASC 842 limits the comparability of certain balance sheet items for the year ended December 31, 2019 when compared to the years ended December 31, 2018, 2017, 2016, and 2015. For additional information regarding the impact from adoption of this accounting standard, See Note 1, “Leases” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2019. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon the Company’s current expectations, estimates and projections and that reflect the Company’s beliefs and assumptions based upon information available to us at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “could,” “will,” “should,” “expects,” “plans,” “anticipates,” “likely,” “believes,” “estimates,” “intends,” “forecasts,” “foresees,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company’s actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to the Company’s future financial performance, the ability to grow the Company’s business, increase the Company’s revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of the Company’s worldwide sales and distribution network, and to the outlook regarding long term prospects. The Company cautions you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause the Company’s results to differ materially from those in the Company’s forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors. The Company encourages you to read that section carefully as well as other risks detailed from time to time in the Company’s filings with the SEC.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the Company’s product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of the Company’s business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are or may be applicable to us.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on the Company’s Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of December 31, 2019.

Executive Summary

Company Description

The Company is a leading medical device company specializing in the research, development, manufacture, marketing and servicing of light and other energy based aesthetics systems for practitioners worldwide. In addition to internal development of products, the Company distributes third party sourced products under the Company’s own brand names. The Company offers easy-to-use products which enable practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's intimate health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills and other per procedure related revenue on select systems, and distribution of third-party manufactured skincare products.

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

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue), and the sale of skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

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

Service includes prepaid service contracts, enlighten installation, customer marketing support and labor on out-of-warranty products.

Significant Business Trends.

The Company believes that the ability to grow revenue will be primarily impacted by the following:

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

Critical accounting policies, significant judgments and use of estimates

The preparation of the Company’s audited consolidated financial statements and related notes requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The Company periodically reviews its estimates and makes adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, its financial condition or results of operations will be affected.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. The Company believes that its critical accounting policies reflect the more significant estimates and assumptions used in the preparation of its audited consolidated financial statements. The critical accounting policies, judgments and estimates should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto and other disclosures included in this report.

For an analysis of the Company’s Critical Accounting Policies and Estimates please refer to Note 1 “Summary of significant accounting policies” to the Company’s audited consolidated financial statements included in Part II, Item 8 of this report.

The Company believes the following critical accounting policies, estimates and assumptions may have a material impact on reported financial condition and operating performance and may involve significant levels of judgment to account for highly uncertain matters or are susceptible to significant change:

Revenue Recognition

See "Part II, Item 8. Revenue Recognition, Notes 1" to the consolidated financial statements for the year ended December 31, 2019, included in this Annual Report on Form 10-K for additional information about the Company’s revenue recognition policy, significant judgement and criteria for recognizing revenue.

The Company enters into contracts with multiple performance obligations where customers purchase a combination of systems and services. Determining whether systems and services are considered distinct performance obligations that should be accounted for separately requires judgment. The Company determines the transaction price for a contract based on the consideration it expects to receive in exchange for the transferred goods or services. To the extent the transaction price includes variable consideration, such as expected price adjustments for returns, the Company applies judgment when estimating variable consideration and when estimating the extent to which the transaction price is subject to the constraint on variable consideration. The Company evaluates constraints based on its historical and projected experience with similar customer contracts.

The Company allocates revenue to each performance obligation in proportion to the relative standalone selling prices and recognize revenue when control of the related goods or services is transferred for each performance obligation.

The Company utilizes the observable standalone selling price when available, which represents the price charged for the performance obligation when sold separately. When standalone selling prices for systems or services are not directly observable the Company determines the standalone selling prices using relevant information available and applies suitable estimation methods including, but not limited to, the cost plus a margin approach.

The Company determines the standalone selling price (“SSP”) for systems based on directly observable sales in similar circumstances to similar customers.. The SSPs for training, extended contract services and installation are based on observable prices when sold on a standalone basis. The SSP for customer marketing support is estimated based on cost plus a margin.

Under the Company’s loyalty program, customers accumulate points based on their purchasing levels. Once a loyalty program member achieves a certain tier level, the member earns a reward such as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned.

Incremental costs of obtaining a contract, including sales commissions, are allocated to the distinct goods and services to which they relate based on the relative stand-alone selling prices.  Incremental costs related to obligations delivered at inception are recognized at contract inception.  Those related to obligations delivered over time are capitalized and amortized on a straight-line basis over the expected customer relationship period if the Company expects to recover those costs. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for the Company’s product and service arrangements.

Valuation of Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities. If a quoted price in an active market for the identical asset is not readily available at the measurement date, the fair value of the intangible asset is estimated based on discounted cash flows using market participant assumptions, which are assumptions that are not specific to the Company.

Goodwill is initially valued based on the excess of the purchase price of a business combination over the fair value of acquired net assets recognized and represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized.

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. See "Part II, Item 8. Financial Statements, Note 1" in the accompanying Notes to consolidated financial statements for more information.

Capitalized Cloud Computing Costs

The Company capitalizes costs incurred related to implementation costs incurred in a hosting arrangement that is a service contract to develop or obtain internal-use software in accordance with ASU No. 2018-15, "Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract", which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are then amortized over the term of the hosting arrangement inclusive of expected contract renewals, which is generally three to five years. See "Part II, Item 8. Financial Statements, Note 1" in the accompanying Notes to consolidated financial statements for more information.

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

The Company determines if a contract contains a lease at inception. Right of Use Assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates the incremental secured borrowing rates corresponding to the maturities of the leases. The Company based the rate estimates on prevailing financial market conditions, credit analysis, and management judgment.

The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce our right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

See "Part II, Item 8. Financial Statements, Notes 1 and 12" in the accompanying Notes to consolidated financial statements for more information.

Valuation of Inventories

Inventories are stated at the lower of cost and net realizable value, cost being determined on a standard cost basis which approximates actual cost on a first-in, first-out basis. Net realizable value is the estimated selling prices in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. Standard costs are monitored and updated quarterly or as necessary, to reflect changes in raw material costs, labor to manufacture the product and overhead rates.

The cost basis of the Company’s inventory is reduced for any products that are considered excess or obsolete based upon assumptions about future demand and market conditions. The Company provides for excess and obsolete inventories when conditions indicate that the inventory cost is not recoverable due to physical deterioration, forecast usage, obsolescence, reductions in estimated future demand and reductions in selling prices. Inventory provisions are measured as the difference between the cost of inventory and net realizable value to establish a lower cost basis for the inventories. The Company balances the need to maintain strategic inventory levels with the risk of obsolescence due to changing technology, timing of new product introductions and customer demand levels.

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

See "Part II, Item 8. Financial Statements, Note 1" in the accompanying Notes to consolidated financial statements for more information.

Stock-based Compensation Expense

The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In June 2019, stockholders approved an amendment and restatement of the Amended and Restated 2004 Equity Incentive Plan (the “Prior Plan”) as the 2019 Equity Incentive Plan (the “2019 Plan”) and approved an additional 700,000 shares, available for future grants (in addition to the 9,701,192 shares provided under the Prior Plan). The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, restricted stock units (“RSUs”), stock appreciation rights, performance stock units (“PSUs”), performance shares, and other stock or cash awards.

The Company accounts for stock-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share based payments to employees and non-employees be recognized in the consolidated statements of operations based on their fair values.

The Company uses the Black- Scholes option-pricing model using the single-option approach to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. The Company has never paid any cash dividends on its common stock and it has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of option awards. The Company determines the assumptions to be used in the valuation of option grants as of the date of grant. As such, the Company uses different assumptions during the year if it grants options at different dates. The Company did not grant incentive stock options or non-statutory stock options in 2019.

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

Expected Volatility: For the underlying stock price volatility of the Company’s stock, the Company estimates volatility based on a 50-50 blend of the Company’s historical volatility and the implied volatility of freely traded options of the Company’s stock in the open market.

Forfeitures: The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718, the Company has made an accounting policy to estimate forfeitures at the time awards are granted and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the stock option.

The Company grants RSUs to the Company’s directors, officers and management employees and non-employees. The fair value of RSUs is based on the stock price on the grant date using a single-award approach. The RSUs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period. Shares are issued on the vesting dates, net of applicable tax withholding requirements to be paid by the Company on behalf of the recipient. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, the Company records the obligation for withholding amounts to be paid by us as a reduction to additional paid-in capital.

    Performance stock units are granted to the Company’s officers and management employees and non-employees. PSU’s with operational measurement goals are measured at the market price of the Company’s stock on the date of grant, whereas PSUs with market-based measurement goals are measured using a Monte-Carlo simulation option-pricing model. The Monte-Carlo simulation option-pricing model uses the same input assumptions as the Black-Scholes model; however, it also further incorporates into the fair-value determination the possibility that the market condition may not be satisfied. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the expected degree of achievement of the performance goals. Stock-based compensation expense for PSUs is recognized based on the expected degree of achievement of the performance goals over the vesting period. However, stock-based compensation expense for market-based PSU awards are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been provided. On the vesting date of PSU awards, the Company issues fully-paid up common stock, net of the minimum statutory tax withholding requirements to be paid by the Company and records the obligation for withholding amounts as a reduction to additional paid-in capital.

During 2019, The Company’s Board granted to executive officers, senior management and certain employees PSUs that vest subject to the recipients’ continued service and to the achievement of certain operational goals for the Company’s 2019 fiscal year which consist of the achievement of revenue targets for consumable products, revenue targets for international revenue, and certain operational milestones related to product performance. During 2019 the Board made a modification to the PSU grants outstanding, such that 15% of the PSUs will now vest upon the achievement of revenue targets for consumable products or revenue targets for international revenue rather than upon the achievement of targets related to IT systems implementation projects.

For a significant majority of the Company’s awards, share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to four years, depending on the award. The Company recognizes share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period and develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience within separate groups of employees and expectations regarding achievement of PSU goals for PSU awards. The forfeiture rates used in 2019 ranged from 0% to 17.7%. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. For the award types discussed above, if the employee or non-employee terminates employment prior to being vested in an award, then the award is forfeited.

Modifications of the terms of outstanding awards may result in significant increases or decreases in share-based compensation. During the first quarter of 2019, the Company’s Board granted to executive officers, senior management and certain employees PSUs that vest subject to the recipients’ continued service and to the achievement of certain operational goals for the Company’s 2019 fiscal year which consist of the achievement of revenue targets for consumable products, revenue targets for international revenue, and specific operational milestones related to product performance and IT systems implementation projects.

During the third quarter of 2019 the Board made a modification to the PSU grants then outstanding such that 15% of the PSUs would vest upon the achievement of revenue targets for consumable products for U.S. employees, or upon the achievement of international revenue targets for international employees, rather than upon the achievement of targets related to IT systems implementation projects. The modified PSUs were valued at the Company’s share price on the date of the modification. There were no PSU awards granted to non-employees during 2019. There were no modifications to the terms of outstanding options, and restricted stock units during 2019.

See "Part II, Item 8. Financial Statements, Notes 1 and 6" in the accompanying Notes to consolidated financial statements for more information.

Income Taxes

The provision for income taxes is determined using the asset and liability approach of accounting for income taxes. Under this approach, deferred taxes represent the estimated future tax effects of temporary differences between book and tax treatment of assets and liabilities and carryforwards to the extent they are realizable.

The Company is subject to taxes on earnings in both the U.S. and various foreign jurisdictions. On a quarterly basis, the Company assesses its current and projected earnings by jurisdiction to determine whether or not its earnings during the periods when the temporary differences become deductible will be sufficient to realize the related future tax benefits. Should the Company determine that it would not be able to realize all or part of its net deferred tax asset in a particular jurisdiction in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not more likely than not, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. In the event that Company determines that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, a reduction to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s net taxable temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to our deferred taxes would be credited or charged, as appropriate, to income in the period such determination was made.

The Company’s effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. The Company’s current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. state taxes, should they either be deemed or actually remitted to the U.S. The Company’s future effective tax rates could be adversely affected by earnings being lower in countries where the Company has lower statutory rates and being higher in countries where the Company has higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance applied to its U.S. deferred tax assets. In addition, the Company is subject to the examination of the Company’s income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes.

Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2019 are considered to be indefinitely reinvested and, accordingly, no provision for state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.

The Company periodically assesses its exposures related to its global provision for income taxes and believe that it has appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.

The Company records a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. The Company records tax benefits for only those positions that it believes will more likely than not be sustained. For positions that the Company believes that it is more likely than not that it will prevail, the Company records a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If the Company judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. The Company has included in the Company’s Consolidated Balance Sheet a long-term income tax liability for unrecognized tax benefits and accrued interest and penalties of $1,461 and $1,563 as of December 31, 2019 and December 31, 2018. See "Part II, Item 8. Financial Statements, Note 11. Income Taxes" in the accompanying Notes to consolidated financial statements for more information.

Litigation

The Company has been, and may in the future become, subject to a number of legal proceedings involving securities litigation, product liability, intellectual property, contractual disputes, trademark and copyright, and other matters. The Company records a liability and related charge to earnings in its consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The Company’s assessment is reevaluated each accounting period and is based on all available information, including discussion with any outside legal counsel that represents us. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2019, the Company was not involved in any unconsolidated transactions.

Recent Accounting Pronouncement

In addition to the impacts from new accounting pronouncements included above see Note 1 — “Summary of Significant Accounting Pronouncements” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. for a complete discussion of recent accounting pronouncements adopted and not adopted.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2019	2018	2017

Net revenue	100%	100%	100%
Cost of revenue	46%	51%	43%
Gross profit	54%	49%	57%
Operating expenses:
Sales and marketing	39%	36%	34%
Research and development	8%	9%	8%
General and administrative	13%	13%	9%
Lease termination income	-	-	(2)%
Total operating expenses	61%	58%	50%
Income (loss) from operations	(7)%	(8)%	7%
Interest and other income, net	-%	-%	1%
Income (loss) before income taxes	(7)%	(8)%	8%
Income tax (benefit) provision	-	11%	(12)%
Net income (loss)	(7)%	(19)%	20%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2019	% Change	2018	% Change	2017
Revenue mix by geography:
United States	$106,243	4%	$101,862	8%	$94,581
International	$75,469	24%	$60,858	7%	$56,912
Consolidated total revenue	$181,712	12%	$162,720	7%	$151,493
United States as a percentage of total revenue	58%		63%		62%
International as a percentage of total revenue	42%		37%		38%

Revenue mix by product category:
Systems
- North America	$96,718	3%	$93,977	6%	$88,338
- Rest of World	43,760	13%	38,618	3%	37,544
Total Systems	140,478	6%	132,595	5%	125,882
Consumables	9,648	132%	4,162	71%	2,436
Skincare	8,512	47%	5,778	33%	4,342
Total Products	158,638	11%	142,535	7%	132,660
Service	23,074	14%	20,185	7%	18,833
Total Net revenue	$181,712	12%	$162,720	7%	$151,493

Total Net Revenue

The Company’s revenue increased by 12% for the year ended December 31, 2019, compared to 2018, due primarily to stronger growth in the Company’s international business, an increase in consumables sales, and demand for the Company’s recently launched systems, excel V+ and truSculpt flex, offset by softness in the women’s health market overall due to the FDA public statement and letter on Juliet, and competitive trends affecting certain legacy system pricing.

Revenue by Geography

The Company’s U.S. revenue increased 4% for the year ended December 31, 2019, compared to the same period in 2018. The increase was due primarily to continued demand of the truSculpt portfolio, including the recently launched truSculpt flex, as well as the Company’s excel V+ system.

The Company’s U.S. revenue increased 8% for the year ended December 31, 2018, compared to 2017. The increase was due primarily to the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018.

The Company’s international revenue increased 24%, for the year ended December 31, 2019, compared to the same period in 2018, driven primarily by increases in service revenue, systems, skincare products and consumables.

The Company’s international revenue increased 7% for the year ended December 31, 2018, compared to 2017. The increase was due to growth in the Company’s business in the Middle East and Asia (excluding Japan).

Revenue by Product Type

Systems Revenue

Systems revenue in North America increased 3% for the year ended December 31, 2019, compared to the same period in 2018, due primarily to the recently launched excel V+ and truSculpt flex systems. The Rest of the World systems revenue increased 13%, compared to the same periods in 2018. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Asia Pacific and Europe, as well as an increase in the Company’s distributor business in the Middle East due to the Company’s expansion to these markets and new products launches.

Systems revenue in North America increased 6%, for the year ended December 31, 2018, compared to 2017, due to sales in the U.S. and the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018. The Rest of the World systems revenue increased 3%, for the year ended December 31, 2018, compared to 2017. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Asia, excluding Japan, as well as increases in the Company’s distributor business in the Middle East and Europe, partially offset by decreases in the Company’s direct business in Australia and Europe.

Consumables Revenue

Consumables revenue increased 132% for the year ended December 31, 2019, compared to the same period in 2018. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, followed by Secret RF, and truSculpt flex in June 2019 each of which have a consumable element.

Consumables revenue increased 71%, for the year ended December 31, 2018, compared to 2017. The increase in consumables revenue was due to the introduction of Secret RF and Juliet during January 2018, and truSculpt iD in July 2018, each of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased 47% for the year ended December 31, 2019, compared to the same period in 2018. This increase was due primarily to increased marketing and promotional activities, and a temporary increase in consumer demand due to changes in the Japanese consumption tax rate from 8% to 10% effective October 1, 2019.

The Company’s revenue from Skincare products in Japan increased 33%, for the year ended December 31, 2018, compared to 2017. This increase was due primarily to increased marketing and promotional activities.

Service Revenue

The Company’s Service revenue increased 14% for the year ended December 31, 2019, compared to the same period in 2018. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis to the Company's network of international distributors.

The Company’s Service revenue increased 7%, for the year ended December 31, 2018, compared to 2017. This increase was due primarily to increased sales of service contracts, time and material to the Company's network of international distributors.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2019	% Change	2018	% Change	2017
Gross Profit	$98,163	22%	$80,382	(7)%	$86,110
As a percentage of total revenue	54%		49%		57%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities.

Gross profit as a percentage of revenue for the twelve months ended December 31, 2019 increased 5%, compared to same period in 2018. The increase in gross profit as a percentage of revenue was largely driven by demand for the Company's new products with higher margins, as well as strong growth in consumables and skincare products. The year ended December 31, 2018 also included a $5 million product remediation charge when the Company recognized a liability for a product remediation plan related to of one of its legacy systems. The accrued expense consisted of the estimated cost of materials and labor to replace the component in all units that were under the Company's standard warranty or were covered under existing service contracts.

Gross profit as a percentage of revenue for the year ended December 31, 2018 declined 8%, compared to the same period in 2017. The reduced gross profit as a percentage of revenue during 2018 was due primarily to:

●	$5.0 million product remediation charge related to one of the Company’s legacy systems, of which $1.1 million was utilized in the fourth quarter; and
●	Lower average system pricing across the legacy portfolio, including continued pricing pressure on the enlighten system.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2019	% Change	2018	% Change	2017
Sales and marketing	$71,109	22%	$58,420	12%	$52,070
As a percentage of total revenue	39%		36%		34%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post- marketing studies, advertising and training.

The $12.7 million increase in sales and marketing expenses for the year ended December 31, 2019 compared to 2018 was due primarily to:

●	$0.3 million of higher promotional and product demonstration expenses;
●	$0.5 million of higher travel related expenses in North America resulting from increased headcount;
●	$1.2 million increase in software user license fees and other expenses;
●	$1.9 million increase in consulting and outside professional fees;
●	$2.4 million increase in stock-based compensation due to increased headcount; and
●	$6.4 million increase in labor costs due to increased headcount

The $6.4 million increase in sales and marketing expenses for the year ended December 31, 2018 compared to 2017 was due primarily to:

●	$2.9 million of higher promotional and product demonstration expenses, primarily in North America;
●	$1.7 million of higher travel related expenses in North America resulting from increased headcount;
●	$0.8 million increase in software user license fees and other expenses;
●	$0.6 million increase in consulting and outside professional fees;
●	$0.4 million increase in stock-based compensation due to increased headcount; and
●	$0.1 million of higher facility expenses due to the increase in the Company’s Brisbane headquarters rental cost.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2019	% Change	2018	% Change	2017
Research and development	$15,085	5%	$14,359	12%	$12,874
As a percentage of total revenue	8%		9%		8%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by 5% for the year ended December 31, 2019, compared to the same period in 2018. The increase in expense of $0.7 million for the year ended December 31, 2019 was due primarily to an increase in stock-based compensation.

R&D expenses increased by $1.5 million or 12% and represented 9% of total net revenue during the year ended December 31, 2018, compared to 8% of total net revenue in 2017. This increase in expense was due primarily to increase in material cost related to ongoing research and development efforts.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2019	% Change	2018	% Change	2017
General and administrative	$24,033	14%	$20,995	49%	$14,090
As a percentage of total revenue	13%		13%		9%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased 14% for the year ended December 31, 2019, compared to the same period in 2018. The increase in expenses of $3.0 million was due primarily to $1.1 million of personnel related expenses, inclusive of a $1.3 million decrease in stock-based compensation, $0.9 million increase in professional fees, consulting services and legal fees related to the ongoing implementation efforts of a new Enterprise Resource Planning system and $ 0.6 million related to executive severance costs.

G&A expenses increased by $6.9 million, or 49%, and represented 13% of total net revenue during the year ended December 31, 2018, compared to 9% of total net revenue in 2017, due primarily to:

●	$2.8 million of increased personnel related expenses, including stock-based compensation, driven by increased headcount;
●	$2.1 million of increased fees related to professional fees and consulting services, primarily related to accounting, legal, audit and tax fees;
●	$1.3 million of increase in allowance for doubtful accounts;
●	$0.5 million of increase in other administrative expense including travel; and
●	$0.2 million of increase in insurance expense.

Interest and Other Income (expense), Net

Interest and other income, net, consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2019	% Change	2018	% Change	2017
Total interest and other income (expense), net	$(199)	62%	$(123)	(114)%	$884
As a percentage of total net revenue	(0.1)%		(0.1)%		0.6%

Net interest and other income expense was marginally higher for the year ended December 31, 2019 compared to the year ended December 31, 2018. Net interest and other income decreased $1.0 million or (114%) for the year ended December 31, 2018, compared to 2017. This decrease was due primarily to an increase in interest expense related to significant financing components included in the Company’s multi-year post-warranty service contracts for customers who make payment more than one year in advance of receiving the service under the new revenue standard effective January 1, 2018, an increase in net foreign exchange losses, as well as a decrease in interest income from the Company’s marketable investments resulting from a decrease in the investment balance. The Company adopted the new revenue standard under modified retrospective method and so there was no equivalent expense last year.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2019	$ Change	2018	$ Change	2017
Income (loss) before income taxes	$(12,263)	$1,252	$(13,515)	$25,475	$11,960
Income tax (benefit) provision	85	(17,170)	17,255	35,288	(18,033)

During the year ended December 31, 2019, the Company incurred income tax expense in foreign jurisdictions which was partially offset by the Company’s release of a reserve related to uncertain tax positions in Germany. During the year ended December 31, 2018, the Company applied a valuation allowance of $16.9 million against certain U.S. federal and state deferred tax assets. In 2017, the Company recorded an income tax benefit of $18.0 million. This tax benefit was primarily related to a ($26.3) million release of the Company’s valuation allowance against certain U.S deferred tax assets, which was partially offset by $7.3 million for the revised measurement of the Company’s U.S deferred tax assets resulting from the 2017 US Tax Act, $0.7 million current tax expense and $0.3 million of other deferred tax expense.

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

As of December 31, 2019 and December 31, 2018, the Company had $39.2 million and $39.6 million of working capital, respectively. Cash and cash equivalents plus marketable investments decreased by $1.7 million to $33.9 million as of December 31, 2019, from $35.6 million as of December 31, 2018, primarily as a result of increased inventory purchases related to the increasing demand of the Company’s products, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion.

As of December 31, 2018 and December 31, 2017, the Company had $39.6 million and $45.1 million of working capital, respectively. Cash and cash equivalents plus marketable investments decreased by $0.3 million to $35.6 million as of December 31, 2018, from $35.9 million as of December 31, 2017, primarily as a result of the decline in the Company’s stock price that impacted cash provided by the exercise of stock options and the Company’s employee stock purchasing program, increased inventory purchases related to the increasing demand of the Company’s products, and an increase in investments in sales, service and other management headcount to facilitate continued revenue expansion.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes the Company’s cash and cash equivalents and marketable investments (in thousands):

	Year ended December 31,
(Dollars in thousands)	2019	2018	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$26,316	$26,052	$264
Marketable investments	7,605	9,523	(1,918)
Total	$33,921,	$35,575	$(1,654)

Consolidated Cash Flow Data

In summary, the Company’s cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2019	2018	2017
Cash flows provided by (used in):
Operating activities	$(2,217)	$307	$14,287
Investing activities	1,067	10,773	17,694
Financing activities	1,414	788	(31,572)
Net increase in cash and cash equivalents	$264	$11,868	$409

Cash Flows from Operating Activities

Net cash used in operating activities was $2.2 million during 2019, which was due primarily to:

●

$2.7 million net income adjusted for non-cash related items consisting primarily of stock-based compensation expense of $9.8 million, $2.9 million amortization of capitalized contract costs, and $1.5million depreciation and amortization expenses;

●	$3.4 million cash used to increase long term assets
●	$1.4 million cash used for increased inventory purchases leading to an increase in accounts payable;
●	$7.2 million cash generated by an increase in accrued liabilities;
●	$1.8 million cash used to increase pre-paid expenses and other current assets;
●	$5.9 million used due to an increase in inventories;
●	$2.5 million used as a result of increased accounts receivables;
●	$1.7 million generated as a result of increased deferred revenue; and
●	$1.2 million cash used as a result of a decrease in extended warranty liabilities.

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

●	$13.8 million of cash used to increase inventories due primarily to higher raw materials required for future product revenue growth; and
●	$4.2 million used to increase in accounts receivable.

Cash Flows from Investing Activities

Net cash provided by investing activities was $1.1 million during 2019, which was attributable primarily to:

●	$14.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$12.7 million of cash used to purchase marketable investments; and
●	$1.0 million of cash used to purchase property, equipment and software.

Net cash provided by investing activities was $10.8 million during 2018, which was attributable primarily to:

●	$23.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$10.9 million of cash used to purchase marketable investments; and
●	$1.5 million of cash used to purchase property, equipment and software.

Net cash provided net cash of $17.7 million from investing activities in 2017, primarily attributable to:

●	$18.5 million net proceeds from the maturities and sales of marketable investments; offset by
●	$0.9 million used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million during 2019, which was primarily due to:

●	$2.9 million proceeds from exercise of stock options and employee stock purchase plan, offset by
●	$0.8 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.6 million of cash used to pay capital lease obligations.

Net cash provided by financing activities was $0.8 million during 2018, which was primarily due to:

●	$4.4 million proceeds from exercise of stock options and employee stock purchase plan, offset by
●	$3.1 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.5 million of cash used to pay capital lease obligations.

Net cash used in financing activities in 2017 was $31.6 million, which was primarily due to:

●	$35.2 million used to repurchase the Company’s common stock;
●	$1.5 million used for taxes paid related to net share settlement of equity awards; offset partially by
●	$5.4 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $33.9 million as of December 31, 2019. The Company’s principal source of liquidity is cash from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the ESPP. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years, but there can be no assurances.

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Original Revolving Line of Credit”) in the original principal amount of $25 million. The Original Revolving Line of Credit terminates on May 30, 2021. As of December 31, 2019, there were no borrowings under the Original Revolving Line of Credit.

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

As of December 31, 2019, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First Amended Revolving Line of Credit and the Second Amended Revolving Line of Credit.

Contractual Obligations

The following are the Company’s contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2019:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$8,654	$2,868	$5,760	$26	$-
Finance leases	1,212	543	669	-	-
Total leases	9,866	3,411	6,429	26	$-

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to an agreed-upon period. Such time periods can vary among different suppliers. The Company’s open inventory purchase commitments were not material at December 31, 2019. The Company believes it has adequate funds to fulfill any such commitments in the future using the sources discussed in this Item 7 – Management’s Discussion & Analysis of Financial Condition and Results of Operations.

Other

In the normal course of business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of the Company’s directors and executive officers. The Company’s exposure under the various indemnification obligations is unknown and not reasonably estimable as they involve future claims that may be made against us. As such, the Company has not accrued any amounts for such obligations.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The weighted average maturity of the Company’s portfolio as of December 31, 2019 was approximately 0.2 years. If interest rates rise, the market value of our investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would not have resulted in a material impact on the Company’s total investment portfolio.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by the Company. Changes in market interest rates may influence returns on financial investments and could reduce our earnings and cash flows.

The uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities the Company has invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of December 31, 2019, the Company had not drawn on the Original Revolving Line of Credit, or any of the amendments. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 1.76% as of December 31, 2019, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

Foreign Exchange Fluctuations

The Company generates revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds and Swiss Francs. Additionally, a portion of the Company’s operating expenses and assets and liabilities are denominated in each of these currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect the Company’s results of operations upon translation of the Company’s revenue denominated in these currencies, as well as the re-measurement of the Company’s international subsidiaries’ financial statements into U.S. dollars. The Company has historically not engaged in hedging activities relating to the Company’s foreign currency denominated transactions.

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

Stockholders and Board of Directors

Cutera, Inc.

Brisbane, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cutera, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2019 due to the adoption of Topic 842: Leases using a modified retrospective approach and changed its method for recognizing revenue in fiscal year 2018 due to the adoption of Topic 606: Revenue from Contracts with Customers.

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

San Francisco, California

March 16, 2020

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Cutera, Inc.

Brisbane, California.

Opinion on Internal Control over Financial Reporting

We have audited Cutera, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule and our report dated March 16, 2020 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ BDO USA, LLP

San Francisco, California

March 16, 2020

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$26,316	$26,052
Marketable investments	7,605	9,523
Accounts receivable, net of allowance for doubtful accounts of $1,354 and $1,257, respectively	21,556	19,637
Inventories	33,921	28,014
Other current assets and prepaid expenses	5,648	3,972
Total current assets	95,046	87,198
Property and equipment, net	2,817	2,672
Deferred tax assets	423	457
Operating lease right-of-use assets	7,702	—
Goodwill	1,339	1,339
Other long-term assets	6,411	5,971
Total assets	$113,738	$97,637
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,685	$11,279
Accrued liabilities	30,307	23,300
Operating lease liabilities	2,800	—
Extended warranty liabilities	1,999	3,159
Deferred revenue	10,831	9,882
Total current liabilities	58,622	47,620
Deferred revenue, net of current portion	3,391	2,684
Income tax liability	93	394
Operating lease liabilities, net of current portion	5,112	—
Other long-term liabilities	578	553
Total liabilities	67,796	51,251
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 50,000,000 shares; Issued and outstanding: 14,315,586 and 13,968,852 shares at December 31, 2019 and 2018, respectively	14	14
Additional paid-in capital	82,346	70,451
Retained earnings (accumulated deficit)	(36,358)	(24,010)
Accumulated other comprehensive loss	(60)	(69)
Total stockholders’ equity	45,942	46,386
Total liabilities and stockholders’ equity	$113,738	$97,637

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net revenue:
Products	$158,638	$142,535	$132,660
Service	23,074	20,185	18,833
Total net revenue	181,712	162,720	151,493
Cost of revenue:
Products	64,693	66,843	56,363
Service	18,856	15,495	9,020
Total cost of revenue	83,549	82,338	65,383
Gross profit	98,163	80,382	86,110
Operating expenses:
Sales and marketing	71,109	58,420	52,070
Research and development	15,085	14,359	12,874
General and administrative	24,033	20,995	14,090
Lease termination income	-	-	(4,000)
Total operating expenses	110,227	93,774	75,034
Income (loss) from operations	(12,064)	(13,392)	11,076
Interest and other income(expense), net	(199)	(123)	884
Income (loss) before income taxes	(12,263)	(13,515)	11,960
Income tax (benefit) provision	85	17,255	(18,033)
Net income (loss)	$(12,348)	$(30,770)	$29,993

Net loss per share:
Basic	$(0.88)	$(2.23)	$2.16
Diluted	$(0.88)	$(2.23)	$2.04
Weighted-average number of shares used in per share calculations:
Basic	14,096	13,771	13,873
Diluted	14,096	13,771	14,728

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$(12,348)	$(30,770)	$29,993
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	9	14	(15)
Less: Reclassification adjustment for net losses (gains) on investments recognized during the year		9	(5)
Net change in unrealized gain (loss) on available-for-sale investments	9	23	(20)
Other comprehensive income (loss), net of tax	9	23	(20)
Comprehensive income (loss)	$(12,339)	$(30,747)	$29,973

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2016	13,773,389	$14	$88,114	$(27,046)	$(72)	$61,010
Issuance of common stock for employee purchase plan	78,479	-	1,059	-	-	1,059
Exercise of stock options	488,398	-	4,376	-	-	4,376
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	160,309	-	(1,469)	-	-	(1,469)
Repurchase of common stock	(1,022,602)	(1)	(35,165)	-	-	(35,166)
Stock-based compensation expense	-	-	5,110	-	-	5,110
Net income	-	-	-	29,993	-	29,993
Net change in unrealized loss on available-for-sale investments	-	-	-	-	(20)	(20)
Balance at December 31, 2017	13,447,973	$13	$62,025	$2,947	$(92)	$64,893
Adjustment to opening balance for ASC 606 adoption	-	-	-	3,813	-	3,813
Issuance of common stock for employee purchase plan	64,511	1	1,680	-	-	1,680
Exercise of stock options	271,902	-	2,718	-	-	2,718
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	154,466	-	(3,128)	-	-	(3,128)
Stock-based compensation expense	-	-	7,157	-	-	7,157
Net income	-	-	-	(30,770)	-	(30,770)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	23	23
Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386

Issuance of common stock for employee purchase plan	82,810	-	1,281	-	-	1,281
Exercise of stock options	160,798	-	1,613	-	-	1,613
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	103,126	-	(831)	-	-	(831)
Stock-based compensation expense	-	-	9,832	-	-	9,832
Net loss	-	-	-	(12,348)	-	(12,348)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	9	9
Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(12,348)	$(30,770)	$29,993
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	9,832	7,157	5,110
Depreciation and amortization	1,548	1,209	1,016
Amortization of contract acquisition costs	2,915	1,834	-
Change in deferred tax assets	34	17,438	(18,678)
Provision for doubtful accounts receivable	590	1,257	(1)
Other	127	241	(51)
Changes in assets and liabilities:
Accounts receivable	(2,509)	(117)	(4,229)
Inventories	(5,907)	768	(13,805)
Other current assets and prepaid expenses	(1,762)	(1,070)	(591)
Other long-term assets	(3,355)	(2,754)	6
Accounts payable	1,406	4,277	4,404
Accrued liabilities	7,157	(3,781)	9,345
Extended warranty liabilities	(1,160)	3,159	-
Other long-term liabilities	(140)	140	-
Deferred revenue	1,656	1,305	1,557
Income tax liability	(301)	15	211
Net cash provided by (used in) operating activities	(2,217)	308	14,287
Cash flows from investing activities:
Acquisition of property, equipment and software	(991)	(1,488)	(855)
Disposal of property and equipment	45	41	53
Proceeds from sales of marketable investments	-	13,044	33,640
Proceeds from maturities of marketable investments	14,700	10,050	45,812
Purchase of marketable investments	(12,687)	(10,874)	(60,956)
Net cash provided by investing activities	1,067	10,773	17,694
Cash flows from financing activities:
Repurchase of common stock	-	-	(35,167)
Proceeds from exercise of stock options and employee stock purchase plan	2,894	4,399	5,435
Taxes paid related to net share settlement of equity awards	(831)	(3,129)	(1,469)
Payments on capital lease obligation	(649)	(483)	(371)
Net cash provided by (used in) financing activities	1,414	787	(31,572)
Net increase in cash and cash equivalents	264	11,868	409
Cash and cash equivalents at beginning of year	26,052	14,184	13,775
Cash and cash equivalents at end of year	$26,316	$26,052	$14,184
Supplemental cash flow information:
Cash paid for interest	$81	$85	$70
Cash paid for income taxes	59	$472	$220
Supplemental non-cash investing and financing activities:
Assets acquired under capital lease	$738	$610	$365

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

Use of Estimates

The preparation of Consolidated Financial Statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the amounts reported of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the accompanying notes, and the reported amounts of revenue and expenses during the reported periods. Actual results could differ materially from those estimates.

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, accounts receivable and allowance for credit losses, valuation of inventories, fair value of goodwill, useful lives of property and equipment, incremental borrowing rates related to the Company’s leases, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, fair value of investments, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contracts acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

Comparability

The Company adopted the new revenue standard effective January 1, 2018, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The financial results for the years ended December 31, 2019 and 2018 reflect the adoption of this accounting standard whereas financial results for the year ended December 31, 2017 were prepared using prior revenue recognition guidance.  As a result the consolidated statements of operations for the years ended December 31, 2019 and 2018 are not directly comparable to the consolidated statement of operations for the year ended December 31, 2017.

The Company adopted the new lease standard effective January 1, 2019, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The financial results for the year ended December 31, 2019 were prepared using the new lease accounting standard whereas the financial results for the years ended December 31, 2018 and 2017 were prepared using prior effective guidance.  As a result the consolidated balance sheet as of December 31, 2019 is not directly comparable to the balance sheet as of December 31, 2018, and the consolidated statement of operations for the year ended December 31,2019 is not directly comparable to the consolidated statements of operations for the years ended December 31, 2018 and December 31, 2017.

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The amended guidance, herein referred to as ASC Topic 606, is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted ASC Topic 606, "Revenue from Contracts with Customers," on January 1, 2018, applying the modified retrospective method to all agreements that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC Topic 606, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior periods. A cumulative catch up adjustment was recorded to beginning retained earnings to reflect the impact of all existing arrangements under ASC Topic 606.

Upon adoption of ASC Topic 606, the Company recorded an increase to retained earnings, net of deferred tax liability, of $3.8 million for contracts still in force as of January 1, 2018 for the following items in the first quarter of 2018:

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

●	$1.2 million deferred tax liability related to the direct tax effect of the ASC Topic 606 adoption.

The following table summarizes the effects of adopting ASC Topic 606 on the Company’s consolidated balance sheet as of December 31, 2018:

	As reported under ASC Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)

Other long-term assets	$5,971	$(5,217)	$754
Deferred revenue	12,566	(106)	12,460
Retained earnings (deficit)	(24,010)	4,610	(19,400)

The following table summarizes the effects of adopting ASC Topic 606 on Company’s consolidated income statement for the year ended December 31, 2018:

	As reported under Topic 606	Adjustments	Balances under Prior GAAP
	(In thousands)
Products revenue	$142,535	$(274)	$142,261
Service revenue	20,185	(280)	19,905
Sales and marketing	58,420	540	58,960
Interest and other income, net*	(123)	297	174

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

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. This standard allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act and requires certain disclosures about stranded tax effects and became effective beginning January 1, 2019 and could be applied either in the period of adoption or retrospectively. The Company adopted the standard in the first quarter of 2019, and the adoption had no impact on our consolidated financial statements and related disclosures.

In July 2018, the FASB issued ASU 2018-09, "Codification Improvements”, which represent changes to clarify, correct errors in, or make minor improvements to the Codification, eliminating inconsistencies and providing clarifications in current guidance. The amendments in this standard include those made to: Subtopic 220-10, Income Statement-Reporting Comprehensive Income-Overall; Subtopic 470-50, Debt-Modifications and Extinguishments; Subtopic 480-10, Distinguishing Liabilities from Equity-Overall; Subtopic 718-740, Compensation-Stock Compensation-Income Taxes; Subtopic 805-740, Business Combinations-Income Taxes; Subtopic 815-10, Derivatives and Hedging-Overall; Subtopic 820-10, Fair Value Measurement-Overall; Subtopic 940- 405, Financial Services-Brokers and Dealers-Liabilities; and Subtopic 962-325, Plan Accounting-Defined Contribution Pension Plans-Investments-Other. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments do not require transition guidance and will be effective upon issuance. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Company adopted subtopics under the standard that are applicable, including Subtopics 718- 740 and 820-10 in the first quarter of 2019. The adoption of this standard had no impact on our consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, "Leases," (also known as ASC Topic 842) which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are enhanced to better present the amount, timing and uncertainty of cash flows arising from leases. In July 2018, the FASB issued ASU 2018-11, "Targeted Improvements," which gives the option to apply the transition provisions of ASU 2016-02 at its adoption date instead of at the earliest comparative period presented in its financial statements. In addition, ASU 2018 2018-11 provides a practical expedient that permits lessors to not separate non-lease components from the associated lease component if certain conditions are met. Also in July 2018, the FASB issued ASU 2018-10, "Codification Improvements to ASC Topic 842, Leases," which clarifies certain aspects of ASU 2016-02.

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

The adoption of the new standard resulted in the recording of additional lease assets and lease liabilities of $10.2 million and $10.1 million, respectively, as of January 1, 2019, based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases. The difference between the additional lease assets and lease liabilities resulted from rent-free periods which were previously recorded as deferred rent. The Company’s accounting for finance leases remained substantially unchanged. The standard had no material impact on the Company’s consolidated net earnings, results of operations, comprehensive loss, statements of changes in equity, and cash flows.

See below and Note 11 for additional accounting policy and transition disclosures regarding ASC Topic 842.

Effect of Adoption of the New Lease Standard (ASC Topic 842) on Consolidated Financial Statements

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

*Deferred rent included in other long-term liabilities

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):”Measurement of Credit Losses on Financial Instruments”, which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. An entity with trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required.

The Company adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis, and is currently evaluating the impact of adoption of the amendments in these updates on the Company’s financial position, results of operations, and related disclosures.

On January 26, 2017, the FASB issued Accounting Standards Update No. 2017-04,” Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”. The new guidance requires only a one-step quantitative impairment test, whereby a goodwill impairment loss will be measured as the excess of a reporting unit’s carrying amount over its fair value (not to exceed the total goodwill allocated to that reporting unit). The new guidance eliminates Step 2 of the current two-step goodwill impairment test, and requires companies to perform the goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. Companies will continue to have the option of performing a qualitative assessment of goodwill impairment; however, if a company performs a qualitative assessment of its goodwill and fails, it must proceed with quantitative impairment testing.

The amendment is effective for the Company for its fiscal years beginning after December 15, 2019. The amendment is required to be adopted prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04—Intangibles—Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment, on October 1, 2018. There was no material impact upon adoption of the new standard to the financial statements.

See “Goodwill and Other Intangible Assets” in Note 3 – Balance Sheet Detail.

In June 2018, the FASB issued ASU No. 2018-07, "Compensation -Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting". The new guidance changes the accounting for nonemployee awards including: (1) equity-classified share-based payment awards issued to nonemployees will be measured on the grant date, instead of the previous requirement to remeasure the awards through the performance completion date, (2) for performance conditions, compensation cost associated with the award will be recognized when the achievement of the performance condition is probable, rather than upon achievement of the performance condition, and (3) the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The new guidance also clarifies that any share-based payment awards issued to customers should be evaluated under ASC Topic 606. The amendments in the new guidance are effective for annual and interim reporting periods beginning after December 15, 2018, with early adoption permitted for public companies, but no earlier than an entity’s adoption date of ASC Topic 606. The Company adopted the new standard effective January 1, 2019 and there was no material impact to the financial statements.

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" (ASU No. 2018-15 (Topic 350)), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This standard also requires customers to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement inclusive of expected contract renewals. The Company adopted this standard effective April 1, 2019, on a prospective basis for applicable implementation costs and there was no material impact to the financial statements. The adoption of this guidance prospectively resulted in the capitalization of costs related to implementation of a new Enterprise Resource Planning and Customer Relationship Management systems. Refer to Cloud Computing Costs below for further disclosure regarding ASU No. 2018-15 (Topic 350).

Recently Issued Accounting Pronouncements Not Yet Adopted by the Company

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement”, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update will be effective for the Company beginning with fiscal year 2020, with early adoption permitted. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes”, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The amendments in this update will be effective for the Company beginning with fiscal year 2021, with early adoption permitted. Most amendments within the standard are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis. The adoption of the amendments in this update is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

Revenue recognition

Effective January 1, 2018, the Company recognized revenue under ASC Topic 606. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 12%, respectively, of the Company’s total revenue for the years ended December 31, 2019 and 2018.

The Company has certain system sale arrangements that contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and services are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the sale arrangements. The Company’s system sale arrangements can include all or a combination of the following performance obligations: the system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts, marketing services, and time and materials services.

For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services, which are satisfied over time, the Company generally satisfies all performance obligations at a point in time. Systems, system accessories (hand pieces), service contracts, training, and time and materials services are also sold on a stand-alone basis, and these performance obligations are satisfied at a point in time. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price basis.

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

Skincare products

The Company sells third-party manufactured skincare products in Japan. The third-party skincare products are purchased from a third-party manufacturer and sold to licensed physicians. The Company acts as the principal in this arrangement, as it determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. Sales of skincare products are typically the subject of contracts in which the skincare products represent the sole performance obligations. The Company recognizes revenue for skincare products at a point in time.

Consumables (Other accessories)

The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement Titan and truSculpt 3D hand pieces, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products have single use disposable tips which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. . The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. The Company classifies as product revenue the sales of systems, system upgrades, hand pieces, hand piece refills (applicable to Titan® and truSculpt) and the distribution of third-party manufactured skincare products.

Extended contract services

The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for a term of one, two, or three years. Service contract revenue is recognized over time, using a time-based measure of progress, as customers benefit from the service throughout the service period. The Company also offers services on a time-and-materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time-and-materials basis is recognized when performed. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base.

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

Significant Judgments

The determination of whether two or more contracts entered into at or near the same time with the same customer should be combined and accounted for as one contract may require the use of significant judgment. In making this determination, the Company considers whether the contracts are negotiated as a package with a single commercial objective, have price interdependencies, or promise goods or services that represent a single performance obligation.

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

The Company determines standalone selling price ("SSP") for each performance obligation as follows:

● Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers

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

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels. Once a loyalty program member achieves a certain tier level, the member earns a reward such as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of December 31, 2019, the accrual for the loyalty program included in accrued liabilities was $0.2 million.

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

Service Revenue

The Company also offers customers extended service contracts. Revenue under service contracts is recognized on a straight-line basis over the period of the applicable service contract. Revenue from services performed in the absence of a service contract, including installation and training revenue, is recognized when the related services are performed and collectability is reasonably assured. Service revenue billed on a time and material basis, from customers whose systems are not under a service contact, is recognized as the services are provided. Service revenue for the years ended December 31, 2017 was $18.8 million.

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

Deferred Sales Commissions

Incremental costs of obtaining a contract, which consist primarily of commissions and related payroll taxes, are capitalized and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.

Total capitalized costs for the year ended December 31, 2019 and December 31, 2018 were $4.6 million and $5.2 million, respectively, and are included in Other long-term assets in the Company’s consolidated balance sheet. Amortization expense for these assets was $2.9 million and $1.8 million, respectively, during the twelve months ended December 31, 2019 and December 31, 2018 and are included in sales and marketing expense in the Company’s consolidated statement of operations.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments are the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value or the maturity of the investment, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. There were no other-than-temporary impairments in the years ended December 31, 2019, 2018, and 2017.

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

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact the Company’s operating results.

The Company is also subject to risks related to changes in the value of the Company’s significant balance of financial instruments. Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with three major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the amount of insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, believes that minimal credit risk exists. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

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

Accounts receivable are recorded net of an allowance for doubtful accounts, and are typically unsecured and are derived from revenue earned from worldwide customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers and maintains reserves for potential credit losses. As of December 31, 2019 and 2018, no customer represented more than 10% of the Company’s net accounts receivable. During the years ended December 31, 2019, 2018, and 2017, domestic revenue accounted for 58%, 62%, and 62%, , respectively, of total revenue, while international revenue accounted for 42%, 38%, and 38%,respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2019, 2018, and 2017.

Supplier concentration

The Company relies on third parties for the supply of components of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers. The Company relies on one supplier for its Secret product.

Inventories

Inventories are stated at the lower of cost and net realizable value, cost being determined on a standard cost basis which approximates actual cost on a first-in, first-out basis. Net realizable value is the estimated selling prices in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.

The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years. Amortization expense related to demonstration units is recorded in Products cost of revenue or in the respective operating expense line based on which function and purpose for which the demonstration units are being used. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to Product cost of revenue.

As of December 31, 2019 and 2018, demonstration inventories, net of accumulated depreciation, included in finished goods inventory was $4.1 million and $2.9 million, respectively.

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

Depreciation expense related to property and equipment for 2019, 2018 and 2017, was $1.5 million, $1.2 million, and $1.0 million respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.

Capitalized Cloud Computing Set-up Cost

The Company capitalizes certain set-up costs for the Company’s cloud computing arrangements. The capitalized implementation costs are then amortized over the term of the cloud computing arrangement inclusive of expected contract renewals, which are generally three to five years.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized, but are tested for impairment at least annually during the fourth quarter of the Company’s fiscal year, or if circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities.

The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2019, there has been no impairment of goodwill. All acquired intangible assets have been fully amortized as of December 31, 2019.

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

Leases

Policy from January 1, 2019

Effective January 1, 2019, the Company adopted ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use ("ROU") asset and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding right-of- use ("ROU") asset. Lease liabilities represent the present value of our future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Policy before January 1, 2019

For periods prior to the Company’s adoption of ASC 842 on January 1, 2019, the Company recognized leases as either an operating lease or a capital lease (finance lease). An operating lease records no asset or liability on the financial statements, the amount paid is expensed as incurred. A capital lease is recorded as both an asset and a liability on the Company’s Consolidated Balance Sheets, generally at the present value of the rental payments. The Company uses the guidance provided by FASB to determine if a lease should be capitalized, and if any one of the criteria for capitalization is met, the lease is treated as a capital lease.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in the Company's internal manufacturing processes, service contracts technology license amortization and royalties, costs associated with product warranties and any inventory write-downs.

The Company's system sales include a control console, universal graphic user interface, control system software, high voltage electronics and a combination of applications (referred to as “hand pieces”). Hand pieces are programmed to have a limited number of uses to ensure the safety of the device to patients. The Company sells refurbished hand pieces, or "refills," of its Titan and truSculpt 3D products and provides for the cost of refurbishment of these hand pieces as part of cost of revenue. When customers purchase a replacement hand piece or are provided a replacement hand piece under a warranty or service contract, the Company ships the customer a previously refurbished unit. Upon the receipt of the expended hand piece from the customer, the Company capitalizes the expended hand piece as inventory at the estimated fair value. Cost of service revenue includes the costs incurred to refurbish hand pieces.

Research and Development Expenditures

Research and development costs are expensed as incurred and include costs related to research, design, development, testing of products, salaries, benefits and other headcount related costs, facilities, material, third party contractors, regulatory affairs, clinical and development costs.

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2019, 2018 and 2017 were $2.8 million, $2.8 million, and $1.8 million, respectively.

Stock-based Compensation

The Company accounts for share-based employee compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight- line basis over the requisite service period. The Company estimates expected forfeitures at the time of grant and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimated.

Expected Term: The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time it will take for employees to exercise options still outstanding.

Expected Volatility: The underlying stock price volatility of the Company’s stock. The Company estimates volatility based on a 50-50 blend of the Company’s historical volatility and the implied volatility of freely traded options of the Company’s stock in the open market.

Forfeitures: The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. Under ASC 718 (Stock Based Compensation), the Company has made an accounting policy to estimate forfeitures at the time awards are granted and revises, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Risk-Free Interest Rate: The risk-free interest rate is based on the U.S. treasury yield curve in effect at the time of grant for the expected term of the stock option.

The fair value of stock options ("options") on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. The Company recognizes the expense associated with options using a single award approach over the requisite service period. The Company accounts for all stock options awarded to non-employees at the fair value of the award issued on the day of the grant.

The fair value of restricted stock units (“RSUs”) granted are measured on the grant date using the closing price of the Company's common shares on the grant date. The quantity of the RSUs units granted is calculated by dividing a fixed award amount determined by the Board on the grant date by the average closing price of the Company’s common stock over the 50-day period ending on the day of the grant.

The fair value of Performance Stock Units (“PSUs”) that have operational measurement goals, are measured on the grant date using the closing price of the Company's common shares on the grant date. The quantity of the PSUs units granted is calculated by dividing a fixed award amount determined by the Board on the grant date by the average closing price of the Company’s common stock over the 50-day period ending on the day of the grant.

See Note 6 - Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense for a detailed discussion of the Company’s stock plans and share-based compensation expense.

Income Taxes

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining our provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company records a provision (benefit) for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, we recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. We recognize the deferred income tax effects of a change in tax rates in the period of enactment. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions if we believe that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Although we believe we have adequately reserved for our uncertain tax positions (including net interest and penalties), we can provide no assurance that the final tax outcome of these matters will not be different. We make adjustments to these reserves in accordance with income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may impact the provision (benefit) for income taxes in the period in which such determination is made. We record interest and penalties related to our uncertain tax positions in our provision (benefit) for income taxes.

The Company’s effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. The Company’s current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the U.S. The Company’s future effective tax rates could be adversely affected by earnings being lower in countries where the Company has lower statutory rates and being higher in countries where the Company has higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of its U.S. deferred tax assets. In addition, the Company is subject to the examination of the Company’s income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes.

Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2019 are considered to be indefinitely reinvested and, accordingly, no provision for state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive effect of potential future issuances of common stock from outstanding stock options, RSUs, PSUs and employee stock purchase plan contributions for the period outstanding determined by applying the treasury stock method. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options, RSUs and PSUs. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards

Diluted earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.

Comprehensive Income (Loss)

Comprehensive income (loss) includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income (loss) consisted solely of the unrealized gains or losses on the Company's available for- sale investments, net of tax.

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The U.S. Dollar is the functional currency of the Company’s subsidiaries and the Company’s reporting currency. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2019. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years ended December 31, 2019.

Segments

The Company operates in one segment and reports segment information in accordance with ASC 280, Segment Reporting. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2019, and 2018, 89.3% and 89.0% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the end customer. See Note 13 – Segment Information and Revenue by Geography and Products for details relating to revenue by geography.

NOTE 2-INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents:
Cash	$20,005	$21,969
Cash equivalents:
Money market funds	6,311	4,083
Total cash and cash equivalents	26,316	26,052

Marketable securities:
U.S. government notes	4,114	1,397
U.S. government agencies	—	2,677
Municipal securities	—	200
Commercial paper	3,491	2,433
Corporate debt securities	—	2,816
Total marketable securities	7,605	9,523

Total cash, cash equivalents and marketable securities	$33,921	$35,575

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands) as of December 31, 2019 and December 31, 2018: (in thousands):

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,316	$-	$-	$26,316

Marketable investments
U.S. government notes	4,114	-	-	4,114
U.S. government agencies	—	-	-	—
Municipal securities	—	-	-	—
Commercial paper	3,491	-	-	3,491
Corporate debt securities	—	-	-	—
Total marketable securities	7,605	-	-	7,605

Total cash, cash equivalents and marketable securities	$33,921	$-	$-	$33,921

December 31, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,052	$-	$-	$26,052

Marketable investments
U.S. government notes	1,397	-	-	1,397
U.S. government agencies	2,677	-	-	2,677
Municipal securities	200	-	-	200
Commercial paper	2,433	-	-	2,433
Corporate debt securities	2,825	-	(9)	2,816
Total marketable securities	9,532		(9)	9,523

Total cash, cash equivalents and marketable securities	$35,584		$(9)	$35,575

As of December 31 2019 and December 31, 2018, the gross unrealized gains and losses were nil and $(9,000), respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The Company determined these unrealized losses to be temporary. Factors considered in determining whether a loss is temporary included the length of time and extent to which the investment’s fair value has been less than the cost basis; the financial condition and near-term prospects of the investee; extent of the loss related to credit of the issuer; the expected cash flows from the security; the Company’s intent to sell the security; and whether or not the Company will be required to sell the security before the recovery of its amortized cost.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of December 31, 2019 (in thousands):

Amount
Due in less than one year	$7,605
Due in 1 to 3 years	—
Total marketable securities	$7,605

Fair Value Measurements

As of December 31, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,311	$-	$-	$6,311
Short term marketable investments:
Available-for-sale securities	4,114	3,491	-	7,605
Total assets at fair value	$10,425	$3,491	$-	$13,916

December 31, 2018*	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$4,083	$-	$-	$4,083
Short term marketable investments:
Available-for-sale securities	4,274	5,249	-	9,523
Total assets at fair value	$8,357	$5,249	$-	$13,606

*The 2018 presentation in the table above has been revised to reflect as Level 1 $4,274 of US Government Notes included within Available for Sale Securities and previously classified as Level 2.

Money market funds and U.S. Treasury bills are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Corporate debt, U.S. government-backed securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The average remaining maturity of the Company’s Level 2 investments as of December 31, 2019 is 0.2 years and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the year ended December 31, 2019 and December 31, 2018.

NOTE 3—BALANCE SHEET DETAIL

Inventories

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2019 and 2018, were $2.5 million and $1.8 million, respectively. Inventories, net of these adjustments, consist of the following (in thousands):

	December 31,
	2019	2018
Raw materials	$17,935	$16,991
Work in process	2,016	2,306
Finished goods	13,970	8,717
Total	$33,921	$28,014

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2019	2018
Leasehold improvements	$867	$660
Office equipment and furniture	3,110	2,835
Machinery and equipment	7,805	7,304
	11,782	10,799
Less: Accumulated depreciation	(8,965)	(8,127)
Property and equipment, net	$2,817	$2,672

Included in machinery and equipment are financed vehicles used by the Company’s sales employees. As of December 31, 2019 and 2018, the gross capitalized value of the leased vehicles was $2.0 million and $1.9 million and the related accumulated depreciation was $1.1 million and $1.1 million, respectively. Included in Property and equipment as of December 31, 2019, is construction in progress of $0.4 million that is yet to be depreciated.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit, and, customer relationships in the Benelux countries acquired from a former distributor in 2013. The components of intangible assets at December 31, 2019 and 2018 were as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization & Impairment Amount	Net Amount
December 31, 2019
Patent sublicense	$1,218	$1,218	$-
Customer relationship intangible related to acquisition	2,510	2,510	-
Other identified intangible assets related to acquisition	780	780	-
Other intangible	155	155	-
Goodwill	1,339	-	1,339
Total	$6,002	$4,663	$1,339
December 31, 2018
Patent sublicense	$1,218	$1,218	$-
Customer relationship intangible related to acquisition	2,510	2,510	-
Other identified intangible assets related to acquisition	780	780	-
Other intangible	155	155	-
Goodwill	1,339	-	1,339
Total	$6,002	$4,663	$1,339

The Company did not incur any amortization expense for intangible assets in 2019. Amortization expense in the 2018 and 2017 fiscal years for intangible assets was $0 and $2,000, respectively. Intangible assets were fully amortized and there were no additions as of December 31, 2019.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Accrued payroll and related expenses	$14,341	$9,377
Sales and marketing accruals	2,527	2,379
Accrued sales tax	3,922	2,935
Warranty liability	4,401	4,666
Other accrued liabilities	5,116	3,943
Total	$30,307	$23,300

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to of one of its legacy systems. This was related to a voluntary action initiated by the Company to replace a component in one of the Company’s legacy products. The developed remediation plan consists primarily of replacement of a component in the system. The accrued liability consisted of cost of materials and labor costs to replace the component in all units that are under the Company's standard warranty or are covered under existing extended warranty contracts. The Company recorded approximately $5.0 million related to this remediation, of which $1.1 million was utilized in the year ended December 31, 2018.

As of December 31, 2019 and 2018, approximately $0.5 million and $0.7 million, respectively, of the total product remediation liability balance was accrued as a component of the Company’s product warranty and included in accrued liabilities, and $2.0 million and $3.2 million, respectively, was separately recorded as Extended warranty liabilities. Total costs incurred related to product warranty and Extended warranty liabilities during the twelve months in December 31, 2019 were $0.2 million and $1.1 million, respectively.

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

After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are recognized at the time when costs are incurred, except the one-time extended service contracts charge of $3.2 million recorded in the year ended December 31, 2018 related to the cost to replace a component in one of the Company's legacy products (Note 3) The following table provides the changes in the product standard warranty accrual for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Balance at beginning of year	$7,827	$3,508
Add: Accruals for warranties issued during the period	6,467	12,364
Less: Warranty related costs during the period	(7,894)	(8,045)
Balance at end of year	$6,400	$7,827

NOTE 5— DEFERRED REVENUE

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation, training and extended marketing support service. Approximately 76% of the Company’s deferred revenue balance of $14.2 million as of December 31, 2019 will be recognized over the next 12 months.

The following table provides changes in the deferred contract revenue balance for the years ended December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018*
Balance at beginning of year	$12,566	$11,656
Add: Payments received	17,127	14,883
Less: Revenue	(9,451)	(8,206)
Less: Revenue included in the beginning balance and recognized as revenue in the current year	(6,021)	(5,767)
Balance at end of year	$14,222	$12,566

 *The 2018 presentation  in the table above has been revised to include deferred revenue of $11,656 at January 1, 2018 and $12,566 at December 31, 2018 and related changes therein that were previously excluded.

Costs for extended service contracts in 2019, 2018 and 2017 were $9.3million, $7.8 million, and $6.0 million, respectively. The $7.8 million in 2018 includes a one-time extended service contract cost of $3.2 million to replace a component in one of the Company's legacy products (See Note 3).

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2019, the Company had one class of issued common stock with a par value of $0.001. Authorized capital stock consists of 55,000,000 shares comprised of two classes: (i) 50,000,000 shares of Common Stock, of which 14,315,586 shares are issued and outstanding as of December 31, 2019, and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which no shares are issued and outstanding.

As of December 31, 2019, the Company had the following stock-based employee compensation plans:

2004 Equity Incentive Plan

In 1998, the Company adopted the 1998 Stock Plan, or 1998 Plan, under which 4,650,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants.

On January 12, 2004, the Board of Directors (“the Board”) adopted the 2004 Equity Incentive Plan. A total of 1,750,000 shares of common stock were originally reserved for issuance pursuant to the 2004 Equity Incentive Plan. In addition, the shares reserved for issuance under the 2004 Equity Incentive Plan included shares reserved but un-issued under the 1998 Plan and shares returned to the 1998 Plan as the result of termination of options or the repurchase of shares. In 2012 the stockholders approved a “fungible share” provision whereby each full-value award issued under the 2004 Equity Incentive Plan results in a requirement to subtract 2.12 shares from the shares reserved under the Plan.

2019 Equity Incentive Plan

At the Company’s Annual Meeting of Stockholders on June 14, 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan, which is an amendment and restatement of the 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan was amended to: (i) increase the number of shares available for future grant by 700,000 (in addition to the 9,701,192 shares provided under the 2004 Equity Incentive Plan; (ii) extend the term of the 2004 Equity Incentive Plan to the date of the Annual Meeting of the Company’s stockholders in 2029; (iii) amend the 2004 Equity Incentive Plan to eliminate the requirement for awards granted on or after June 14, 2019 that any shares subject to awards with an exercise price less than fair market value on the date of such grant will be counted against the Plan as 2.12 shares for each full value share awarded in accordance with the 2004 Equity Incentive Plan; (iv) amend the 2004 Equity Incentive Plan to remove the requirement that any shares subject to awards with an exercise price less than fair market value on the date of such grant will be counted against the Plan as 2.12 shares for each full value share awarded; (v) amend the 2004 Equity Incentive Plan to remove certain provisions relating to the “performance based compensation” exception under Section 162(m) of the Internal Revenue Code of 1986, as amended; (vi) include a minimum one-year vesting period with respect to awards granted under the 2004 Equity Incentive Plan.

On June 11, 2019, the Board also approved amended and restated the Company’s Stock Ownership Guidelines adopted on July 28, 2017 in their entirety, to require all officers (as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) to hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards (“RSAs”), restricted stock units (“RSUs”), performance shares or performance units (net of taxes) for a minimum of one year following vesting and delivery.

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

In accordance with the 2019 and 2004 Equity Incentive Plans, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. The quantity of units granted is determined by dividing the award amount by the 50-day moving average stock price ending on the day of the award. Following Board of Directors action on October 31, 2017, the Company’s nonemployee directors receive $60,000 of RSUs granted annually that cliff-vest on the one-year anniversary of the grant date. In the years ended December 31, 2019, 2018 and 2017, the Company issued 42,236, 13,392, and 21,605 RSUs, respectively, to its non-employee directors.

In the years ended December 31, 2019, 2018 and 2017 the Company’s Board of Directors granted 517,402, 210,532, and 270,707 RSUs, respectively, to its executive officers and certain members of the Company’s management. 25% of the RSUs granted to the employees vest on each of the first four anniversaries of the vest date subject to the recipients’ continued service. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period. On the vesting date, the Company issues fully paid up common stock, net of stock withheld to settle the recipient’s minimum statutory tax liability.

In the years ended December 31, 2019, 2018 and 2017 the Company’s Board of Directors granted its executive officers and certain senior management employees 387,172, 47,824, and 117,418 of PSUs, respectively. The PSUs vest over 12 months subject to the recipient’s continued service and the achievement of pre-established performance goals. The PSUs granted in 2019 vest subject to the recipients continued service and the achievement of certain performance goals for the Company’s 2019 fiscal year established by the Board and relating to the achievement of revenue targets for consumable products, revenue targets for international revenue, and specific operational milestones related to product performance and IT systems implementation projects. On September 5, 2019, the Board made a modification to all the PSU grants outstanding as of September 4, 2019, such that 15% of the PSUs would now vest upon the achievement of revenue targets for consumable products or revenue targets for international revenue rather than upon the achievement of targets related to IT systems implementation projects. The modified PSUs were valued at the Company’s share price on the date of the modification. As a result of the PSU modification the Company recognized an additional $1.0 million of stock-based compensation in during the year ended December 31, 2019.

During the three months ended September 30, 2019 the Company's Board awarded its new CEO, David H. Mowry, 67,897 shares, which are scheduled to vest over 4 years from 2019 through 2022 (the 2019 tranche is 15% of the award, or 10,185 PSUs; the 2020 tranche is 25% of the award, or 16,974 PSUs; the 2021 tranche is 30% of the award, or 20,269 PSUs; and the 2022 tranche is 30% of the award, or 20,269 PSUs). These PSUs are subject to certain performance-based criteria related to achieving financial metrics in the Board approved annual budgets for the years 2019 through 2022. As of December 31, 2019, the Company concluded that only the 2019 tranche of 10,185 PSUs meet the criteria for measurement and recognition (85% of which vested as of December 31, 2019). The 2020 to 2022 tranches do not meet the criteria for measurement and recognition as of December 31, 2019, and will meet the criteria for measurement and commencement of recognition when the Company’s Board of Directors establishes the financial metrics for each fiscal year.

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

600,000 shares;

2.0% of the outstanding shares of common stock on such date; or an amount as determined by the Board of Directors.

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2020, 2019 and 2018. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six month offering period. In the years ended December 31, 2019, 2018 and 2017, under the 2004 ESPP, the Company issued 82,810, 64,511, and 78,479 shares, respectively. At December 31, 2019, 761,705 shares remained available for future issuance.

Option Activity

Activity under the 1998 Plan and 2004 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions ) (1)
Balances as of December 31, 2016	721,657	1,116,472	$9.56	3.70	$8.70
Options granted	(278,250)	278,250	31.00	-	-
Options exercised	-	(488,398)	8.96	-	-
Options cancelled (expired or forfeited)	66,405	(66,405)	16.54	-	-
Stock awards granted	(873,881)	-	-	-	-
Stock awards cancelled (expired or forfeited)	258,935	-	-	-	-
Additional shares reserved	1,600,000	-	-	-	-
Balances as of December 31, 2017	1,494,866	839,919	$16.46	3.99	$24.4
Options granted	(21,010)	21,010	$50.65	-	-
Options exercised	-	(271,902)	9.99	-	-
Options cancelled (expired or forfeited)	81,322	(81,322)	21,55	-	-
Stock awards granted	(562,070)	-	-	-	-
Stock awards cancelled (expired or forfeited)	148,197	-	-	-	-
Balances as of December 31, 2018	1,141,305	507,705	$20.52	3.52	$2.00
Additional shares reserved(2)	700,000
Options exercised	-	(160,798)	$10.03	-	-
Options cancelled (expired or forfeited)	51,208	(51,208)	24.61	-	-
Stock awards granted	(1,538,128)	-	-	-	-
Stock awards cancelled (expired or forfeited)	407,320	-	-	-	-
Balances as of December 31, 2019	761,705	295,699	$25.52	3.19	$3.04
Exercisable as of December 31, 2019		222,400	$22.16	2.83	$3.04
Vested and expected to vest, net of estimated forfeitures, as of December 31, 2019		285,462	$25.08	3.00	$3.06

(1)	Based on the closing stock price of $35.81 of the Company’s stock on December 31, 2019, $17.02 on December 31, 2018, $45.35 on December 31 2017 and $17.35 on December 31, 2016.
(2)	Approved by the board of directors and stockholders in 2019.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2019. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2019, 2018 and 2017 was $1.0 million, $8.3 million, and $8.0 million, respectively. The options outstanding and exercisable at December 31, 2019 were in the following exercise price ranges:

Exercise Prices			Number Outstanding	Contractual Life (in years)	Number Exercisable
	$8.80		48,864	0.48	48,864
$9.65	–	$10.79	33,743	1.98	32,806
$10.80	–	$14.04	36,146	3.24	33,752
$15.32	–	$18.55	10,896	3.74	8,584
	$19.55		12,000	4.32	8,292
	$25.70		38,625	4.59	23,594
	$39.30		72,000	4.42	41,230
	$43.40		6,510	0.25	2,849
	$47.40		29,915	3.72	19,116
	$53.90		7,000	5.20	3,313
$8.80	–	$53.90	295,669	2.83	222,400

Stock Awards (RSU and PSU) Activity Table

Information with respect to RSUs and PSUs activity is as follows (in thousands):

	Number of	Weighted-Average Grant- Date Fair	Aggregate Fair Value(1)		Aggregate Intrinsic Value (2)
	Shares	Value	(in thousands)		(in thousands)
Outstanding at December 31, 2016	445,317	$11.15			$7,726
Granted	412,208	$28.74
Vested (3)	(224,799)	$10.91	$5,168	(4)
Forfeited	(122,139)	$13.56
Outstanding at December 31, 2017	510,587	$24.88			$23,155
Granted	265,124	$44.57
Vested (3)	(231,515)	$21.10	$9,483	(5)
Forfeited	(69,905)	$20.01
Outstanding at December 31, 2018	474,291	$38.44			$8,072
Granted	963,814	$18.68
Vested (3)	(172,281)	$33.66	$6,169	(6)
Forfeited	(161,022)	$37.91
Outstanding at December 31, 2019	1,104,802	$22.10			$37,442

(1)	Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.
(2)	Based on the closing stock price of the Company’s stock of $35.81 on December 31, 2019, $17.02 on December 31, 2018, $45.35 on December 31, 2017 and $17.35 on December 30, 2016.
(3)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)	On the grant date, the fair value for these vested awards was $2.5 million.
(5)	On the grant date, the fair value for these vested awards was $4.9 million.
(6)	On the grant date, the fair value for these vested awards was $5.9 million.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2019, 2018 and 2017 was as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock options	$622	$838	$815
RSUs	4,786	4,648	1,813
PSUs	3,948	1,105	2,093
ESPP	476	566	389
Total stock-based compensation expense	$9,832	$7,157	$5,110

As of December 31, 2019, the unrecognized compensation cost, net of expected forfeitures, was $12.2 million for stock options and stock awards, which will be recognized over an estimated weighted-average remaining amortization period of 2.64 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $0.2 million, which will be recognized over an estimated weighted-average amortization period 0.33 years.

The Company issues new shares of common stock upon the exercise of stock options, vesting of RSUs and PSUs, and the issuance of ESPP shares. The amount of cash received from these issuances (excluding PSUs), net of taxes withheld and paid, in 2019, 2018and 2017 was $3.9 million, $1.3 million, and $4.0 million.

Total stock-based compensation expense recognized during the year ended December 31, 2019, 2018 and 2017 was recorded in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,572	$743	$660
Sales and marketing	4,510	2,105	1,642
Research and development	1,536	824	936
General and administrative	2,214	3,485	1,872
Total stock-based compensation expense	$9,832	$7,157	$5,110

Valuation Assumptions and Fair Value of Stock Options and ESPP Grants

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan. The weighted average estimated fair values of the employee stock options and rights granted under the employee stock purchase plan, and the weighted average assumptions used to calculate the grant date fair values, are as follows:

	Stock Options And ESPP			Stock Purchase Plan
	2019	2018	2017	2019	2018	2017

Expected term (in years) (1)	3.65	3.70	3.70	0.50	0.50	0.50
Risk-free interest rate (2)	1.64%	2.60%	1.73%	2.49%	2.34%	1.14%
Volatility(3)	54%	44%	40%	70%	61%	42%
Dividend yield(4)	-%	-%	-%	-%	-%	-%
Weighted average estimated fair value at grant date	$14.83	$18.00	$9.98	$9.60	$9.60	$8.21

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

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option or ESSP participation right as of the date of grant.
(3)

Estimated volatility is based on historical volatility. The Company estimates volatility based on a 50-50 blend of the Company’s historical volatility and the implied volatility of freely traded options of the Company’s stock in the open market.

(4)	The Company has not paid dividends since its inception.

The Company periodically estimates forfeiture rates based on its historical experience for separate groups of employees and adjusts the stock-based compensation expense accordingly. The forfeiture rates used in 2019 ranged from 0% to 17.7%.

Non-Employee Stock-Based Compensation

Stock-based compensation expense related to stock options granted to non-employees is recognized based on the fair value of the stock options, determined using the fair value of the award issued on the day of the grant.

The Company granted 9,303 RSU’s to non-employees, during the year ended December 31, 2019, 3,384 RSUs during the year ended December 31, 2018, and 7,745 stock options and 2,478 RSUs during the year ended 2017. The 7,745 stock options granted in 2017 vests over 4 years at 25% on the first anniversary of the grant date and 1/48th each month thereafter.

The 9,303 RSUs granted in 2019 vests over 4 years at 25% each anniversary of the grant date. These RSUs and stock options were granted in exchange for consulting services to be rendered and are measured and recognized as they are earned.

Stock Awards Withholdings

For Stock Awards granted to employees, the number of shares issued on the date the Stock Awards vest is net of the tax withholding requirements paid on behalf of the employees. In 2019, 2018, and 2017, the Company withheld 42,695, 77,049, and 64,490 shares of common stock, respectively, to satisfy its employees’ tax obligations of $0.8 million, $3.1 million, and $1.5 million, respectively. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
U.S.	$(13,037)	$(14,177)	$11,203
Foreign	774	662	757
Income (loss) before income taxes	$(12,263)	$(13,515)	$11,960

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$-	$(15)	$148
State	101	123	71
Foreign	(76)	303	511
Total Current	25	411	730
Deferred:
Federal	2	15,674	(17,393)
State	1	1,230	(1,348)
Foreign	57	(60)	(22)
Total Deferred	60	16,844	(18,763)
Tax provision	$85	$17,255	$(18,033)

The Company’s net deferred tax assets consists of the following (in thousands):

	December 31,
	2019	2018
Net operating loss carryforwards	$14,507	$11,227
Stock-based compensation	1,111	1,040
Other accruals and reserves	2,202	1,924
Credits	11,887	10,857
Foreign	-	457
Accrued warranty	924	1,863
Depreciation and amortization	2,354	2,024
Other	897	282
Operating Lease Asset	3,949	-
Deferred tax asset before valuation allowance	37,831	29,674
Valuation allowance	(32,350)	(27,865)
Deferred tax asset after valuation allowance	5,481	1,809
Deferred tax liability on accrued commissions 606 cost	(1,076)	(1,269)
Deferred tax liability on goodwill	(97)	(83)
Operating Lease Liability	(3,885)	-
Net deferred tax asset	$423	$457

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2019	2018	2017*
U.S. federal statutory income tax rate	21.00%	21.00%	34.00%
State tax rate	2.82	(4.95)	(5.59)
Meals and entertainment	(2.83)	(2.66)	2.15
Permanent differences	(2.58)	-	-
Stock-based compensation	3.78	13.66	(21.55)
SAB 118 Change in Estimate	-	(2.43)	-
Foreign rate differential	(0.34)	0.11	(0.50)
Other	(0.33)	(1.21)	0.65
General business credit	8.14	4.31	(2.72)
Change in Federal Tax Rate	-	-	60.98
Valuation allowance	(38.60)	(155.49)	(218.17)
Change in prior year reserves	2.53	-	-
Deferred true-up	5.71	-	-
Effective tax rate	(0.70)%	(127.66)%	(150.75)%

*	Other balance in 2017 was reclassified for consistency with 2018 and 2019.

As of December 31, 2019, we recorded a valuation allowance of $32.4 million for the portion of the deferred tax asset that we do not expect to be realized. The valuation allowance on the Company’s net deferred taxes increased by $4.5 million and $20.6 million during the years ended December 31, 2019, and 2018, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company has $0.4 million of net deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be fully realized given the expectation of future earnings in these jurisdictions. We continue to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations and magnitude of excess tax deductions for stock-based compensation. We intend to continue maintaining a full valuation allowance on our U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

At December 31, 2019, the Company had approximately $60.1 million and $31.3 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized will generally begin to expire in 2029 through 2038. $18.4 million of total federal net operating loss carryforwards were generated post December 31, 2017 and have no expiration. At December 31, 2019, the Company had research and development tax credits available to offset federal, California and Massachusetts tax liabilities in the amount of $6.6 million, $8.1 million and $0.3 million, respectively. Federal credits will begin to expire in 2024, California state tax credits have no expiration, and Massachusetts tax credits begin to expire in 2021.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. We have determined that no significant limitation would be placed on the utilization of our net operating loss and tax credit carry-forwards due to prior ownership changes.

No deferred tax liabilities for foreign withholding taxes have been recorded relating to the earnings of our foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

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

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2019 tax years generally remain subject to examination by U.S. federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2011 through 2018 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits in December 31, 2017 to December 31, 2019 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$1,563	$1,519	$707
Decreases related to prior year tax positions	(291)	(70)	643
Increases related to prior year tax positions	25	-	-
Increases related to current year tax positions	129	114	169
Balance at end of year	$1,426	$1,563	$1,519

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2019, the Company had accrued interest and penalties of $58,000 related to uncertain tax positions.

NOTE 8—NET LOSS PER SHARE

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

In accordance with ASC 260 (Earnings per Share), the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the money stock options and restricted stock units. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) (in thousands)	$(12,348)	$(30,770)	$29,993
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	14,096	13,771	13,873
Dilutive effect of incremental shares and share equivalents	-	-	855
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	14,096	13,771	14,728
Net loss per share:
Net income (loss) per share, basic	$(0.88)	$(2.23)	$2.16
Net income (loss) per share, diluted	$(0.88)	$(2.23)	$2.04

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2019	2018	2017
Options to purchase common stock	417	664	42
Restricted stock units	559	432	9
Employee stock purchase plan shares	111	133	-
Performance stock units	178	43	-
Total	1,265	1,272	51

NOTE 9—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2019, 2018 and 2017, the Company made discretionary contributions under the 401(k) Plan of $0.4 million, $0.4 million and $0.3 million, respectively.

For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2019, and the related expense for each of the three years then ended was not significant.

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

The following table presents a summary of revenue by geography for the year ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Revenue mix by geography:
United States	$106,243	$101,862	$94,581
Japan	24,142	17,819	17,264
Asia, excluding Japan	16,110	15,467	13,719
Europe	10,596	8,875	8,317
Rest of the world	24,621	18,697	17,612
Total Consolidated revenue	$181,712	$162,720	$151,493
Revenue mix by product category:
Systems	$140,478	$132,595	$125,883
Consumables	9,648	4,162	2,435
Skincare	8,512	5,778	4,342
Total product revenue	158,638	142,535	132,660
Service	23,074	20,185	18,833
Total Consolidated revenue	$181,712	$162,720	$151,493

NOTE 11– COMMITMENTS AND CONTINGENCIES

LEASES

The Company is a party to certain operating and finance leases for vehicles, office space and storages facilities. The Company’s material operating leases consist of office space, as well as storage facilities and finance leases are made up automobiles. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.

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

The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Below is supplemental balance sheet information related to leases (in thousands):

Assets	Classification	December 31, 2019
Right-of-use assets	Operating lease right-of-use assets	$7,702
Finance lease	Property and equipment, net*	1,008
Total leased assets		$8,710

*Finance lease assets included in Property and equipment, net.

Liabilities	Classification	December 31, 2019
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,800
Operating lease liabilities , non-current	Operating lease liabilities, net of current portion	5,112
Total operating lease liabilities		$7,912

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$541
Finance lease liabilities, non-current	Other long-term liabilities	578
Total finance lease liabilities		$1,119

Lease costs during the twelve months ended December 31, 2019:

Finance lease cost	Amortization expense	$704
Finance lease cost	Interest for finance lease	88
Operating lease cost	Operating lease expense	2,892

Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2019 were as follows:

Operating cash flow	Finance lease	$88
Financing cash flow	Finance lease	649
Operating cash flow	Operating lease	2,820

Maturities of lease liabilities

Maturities of lease liabilities were as follows as of December 31, 2019 (in thousands):

Operating leases
2020	$2,868
2021	2,613
2022	2,821
2023	326
2024	26
Total lease payments	8,654
Less: imputed interest	742
Present value of lease liabilities	$7,912

Vehicle Leases

As of December 31, 2019, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Operating leases
2020	$543
2021	412
2022	253
2023	4
Total lease payments	1,212
Less: imputed interest	93
Present value of lease liabilities	$1,119

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting, maturities of lease liabilities were as follows as of December 31, 2018:

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

Vehicle Leases – U.S.

As of December 31, 2018, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable capital leases as follows (in thousands):

Operating leases
2019	$576
2020	287
2021	152
Future minimum lease payments	$1,015

Weighted-average remaining lease term and discount rate, as of December 31, 2019, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	3.0
Finance leases	2.5
Weighted-average discount rate
Operating leases	4.4%
Finance leases	5.6%

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to an agreed-upon period. These periods can vary among different suppliers. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the Company the option to cancel, reschedule, and adjust their requirements based on the Company's business needs prior to the delivery of goods or performance of services.

Indemnifications

In the normal course of the Company’s business, the Company enters into agreements that contain a variety of representations, warranties, and indemnification obligations. For example, the Company has entered into indemnification agreements with each of its directors and executive officers and certain key employees. The Company’s exposure under its various indemnification obligations is unknown and not reasonably estimable as they involve future claims that may be made against the Company. As such, the Company has not accrued any amounts for such obligations.

Contingencies

The Company is named from time to time as a party to other legal proceedings, product liability, commercial disputes, employee disputes, and contractual lawsuits in the ordinary course of the Company’s business. These matters are subject to many uncertainties and outcomes that are not predictable and that may not be known for extended periods of time. A liability and related charge are recorded to earnings in the Company’s consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred.

In November 2019, the Company’s former Executive Vice President and CFO Sandra A. Gardiner announced her resignation from the Company. On November 7, 2019, Ms. Gardiner filed an arbitration demand against the Company in connection with the terms of her employment and resignation. The Company intends to defend the matter vigorously. At this time, the Company has not determined that an award to Ms. Gardiner is probable and does not expect any settlement to be material.

As of December 31, 2019 and December 31, 2018, the Company had accrued Nil and $171,000, respectively related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

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

As of December 31, 2019, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended by the First Amended Revolving Line of Credit and the Second Amended Revolving Line of Credit.

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

The Company signed an agreement with a real estate firm, T3 Advisors, effective September 2017, to assist the Company in real estate related issues (including strategic planning and search for new facilities). One of T3 Advisors’ Senior Vice President "Mr. Austin Barrett" is related to Greg Barrett – a member of the Company’s board of directors. In 2018 and 2017, the Company incurred $192,000 and $38,000 respectively, related to T3 Advisors Real estate brokerage services

NOTE 14—SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its consolidated financial statements in accordance with Subsequent Events.

On January 31, 2020, the Company filed a lawsuit in Federal District Court in California against Lutronic Aesthetics, Inc. and any involved corporate affiliates (“Lutronic”). The lawsuit claims include misappropriation of trade secrets in violation of the Uniform Trade Secrets Act and the Defend Trade Secrets Act; Racketeer Influenced and Corrupt Organizations Act ("RICO") violations; tortious interference with contractual relations and with prospective economic advantage; unfair competition as defined by the California Business and Professions Code; and aiding and abetting the breach of fiduciary duties and/or duty of loyalty owed by certain former Company employees. On January 28, 2020, the Company initiated legal action against certain former employees for multiple claims involving violations of these former employees’ explicit agreements with the Company, as well as violations of duties owed to the Company under California law.

In both of these actions, the Company seeks compensatory damages, equitable relief and punitive damages, as well as fees and costs related to the legal action. At this time, the Company is unable to predict the associated costs, expenses and timeline associated therewith due to the early state of this matter.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019	Dec. 31, 2018	Sept. 30, 2018	June 30, 2018	March 31, 2018
Net revenue	$51,795	$46,117	$47,774	$36,026	$45,469	$40,573	$42,553	$34,125
Cost of revenue	23,005	19,884	21,943	18,717	26,683	18,688	20,176	16,791
Gross profit	28,790	26,233	25,831	17,309	18,786	21,885	22,377	17,334
Operating expenses:
Sales and marketing	20,323	17,691	16,992	16,104	15,318	14,479	15,535	13,088
Research and development	4,463	3,643	3,273	3,706	3,464	3,244	4,095	3,556
General and administrative	5,933	7,308	5,267	5,525	5,494	5,160	4,902	5,439
Total operating expenses	30,719	28,642	25,532	25,335	24,276	22,883	24,532	22,083
Income (loss) from operations	(1,929)	(2,409)	299	(8,026)	(5,490)	(998)	(2,155)	(4,749)
Interest and other income, net	(20)	(146)	46	(79)	(44)	(49)	(129)	98
Income (loss) before income taxes	(1,949)	(2,555)	345	(8,105)	(5,534)	(1,047)	(2,284)	(4,651)
Income tax provision (benefit)	139	73	(243)	115	20,760	(174)	(712)	(2,619)
Net income (loss)	$(2,088)	$(2,628)	$588	$(8,220)	$(26,293)	$(873)	$(1,572)	$(2,032)
Net income (loss) per share-basic	$(0.15)	$(0.19)	$0.04	$(0.59)	$(1.89)	$(0.06)	$(0.11)	$(0.15)
Net income (loss) per share-diluted	$(0.15)	$(0.19)	$0.04	$(0.59)	$(1.89)	$(0.06)	$(0.11)	$(0.15)
Weighted average number of shares used in per share calculations:
Basic	14,261	14,182	14,086	14,017	13,932	13,851	13,709	13,587
Diluted	14,261	14,182	14,356	14,017	13,932	13,851	13,709	13,587

SCHEDULE II

CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Years Ended December 31, 2019, 2018 and 2017

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2019	$27,865	$7,396	$2,911	$32,350
Year ended December 31, 2018	$7,242	$22,770	$2,147	$27,865
Year ended December 31, 2017	$31,751	$617	$25,126	$7,242

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for doubtful accounts receivable
Year ended December 31, 2019	$1,257	1,361	1,264	1,354
Year ended December 31, 2018	$9	$1,880	$632	$1,257
Year ended December 31, 2017	$21	$14	$26	$9

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Inherent Limitations Over Internal Controls

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including the Company’s CEO and CFO, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the Company’s management, including Company’s CEO and CFO, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of the Company’s assessment under the framework in the Internal Control-Integrated Framework (2013), the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s next Annual Meeting of Stockholders (the “Proxy Statement”), which we intend to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2019.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item concerning the Company’s directors and corporate governance is incorporated by reference to the information set forth in the section titled “Directors and Corporate Governance” in the Company’s Proxy Statement. Information required by this item concerning the Company’s executive officers is incorporated by reference to the information set forth in the section entitled “Information about our Executive Officers” in the Company’s Proxy Statement. Information regarding the Company’s Section 16 reporting compliance and code of business conduct and ethics is incorporated by reference to the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in the Company’s Proxy Statement.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Annual Report on Form 10-K

(1)	Financial Statements-See Index to Consolidated Financial Statements at Item 8 of this Annual Report on Form 10-K.
(2)	The following financial statement schedule of the Company is filed as part of this report and should be read in conjunction with the financial statements of the Company:

Schedule II: Valuation and Qualifying Accounts.

(3)	Exhibits.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)
3.2	Bylaws of the Registrant (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference)
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference)
4.2	Description of the Registrant’s Securities
10.1

* Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019 and incorporated herein by reference)

10.2	* 1998 Stock Plan (filed as Exhibit 10.2 to the Company’s registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)
10.3	* 2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference)
10.4

Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California (filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)

10.5

Settlement Agreement between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference)

10.6

Non-Exclusive Patent License between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference)

10.7	* Form of Performance Unit Award Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference)
10.8	* 2019 Equity Incentive Plan (filed as Appendix A to the Company’s definitive proxy statement on Form 14A filed on April 30, 2019 and incorporated herein by reference)
10.9

First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2010 and incorporated herein by reference)

10.10

* Change of Control and Severance Agreement between Kevin P. Connors and the Registrant (filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.11

* Change of Control and Severance Agreement between Ronald J. Santilli and the Registrant (filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.12	* Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)
10.13

* Change of Control and Severance Agreement between James Reinstein and the Registrant (filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 11, 2017 and incorporated herein by reference)

10.14

Lease Termination Agreement dated July 6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.15

Second Amendment to Lease dated July 6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.16

Transition Agreement dated July 12, 2017 by and between the Company and Ronald J. Santilli (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.17

* Chief Financial Officer Consulting Agreement dated July 12, 2017 by and between the Company and Sandra A. Gardiner (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.18

Loan and Security Agreement dated May 30, 2018 by and between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference).

10.19

Separation Agreement dated January 4, 2019 by and between the Company and James Reinstein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 9, 2019 and incorporated herein by reference).

10.20	First Amendment and Wavier to the Loan and Security Agreement dated November 2, 2018 by and between the Company and Wells Fargo Bank, N.A.
10.21	Second Amendment and Waiver to the Loan and Security Agreement dated March 11, 2019 by and between the Company and Wells Fargo Bank N.A.
10.22

* Employment Offer Letter dated June 22, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2019 and incorporated herein by reference)

10.23

* Change of Control and Severance Agreement dated July 8, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2019 and incorporated herein by reference)

10.24

* Consulting Agreement between Cutera, Inc. and FLG Partners, effective November 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2019 and incorporated herein by reference)

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

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the16th day of March, 2020.

CUTERA, INC.

By:	/s/ DAVID H. MOWRY
David H. Mowry
Chief Executive Officer

Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Mowry, and Fuad Ahmad, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID H MOWRY David H. Mowry	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2020

/s/ FUAD AHMAD Fuad Ahmad	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2020

/s/ J. DANIEL PLANTS J. Daniel Plants	Chairman of the Board of Directors	March 16, 2020

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	March 16, 2020

/s/ GREGORY A. BARRETT Gregory A. Barrett	Director	March 16, 2020

/s/JOSEPH E. WHITTERS Joseph E. Whitters	Director	March 16, 2020

/s/ TIM O’SHEA Tim O’Shea	Director	March 16, 2020

/s/KATHERINE S. ZANOTTI Katherine S. Zanotti	Director	March 16, 2020

102