Form 10-K/A
period 2019-12-31
CUTERA INC
filed 2020-04-14
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITY EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission File Number 000-50644

Cutera, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0492262
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Bayshore Blvd. Brisbane, CA	(415) 657-5500	94005
(Address of principal executive offices)	(Registrant’s telephone number, including area code)	(Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.001 par value)	CUTR	The NASDAQ Stock Market, LLC

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

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

The aggregate market value of the Registrant’s common stock, held by non-affiliates of the Registrant as of June 30, 2019 (which is the last business day of Registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2019, was approximately $281.8 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

As of April 1, 2020, Registrant had 14,578,146 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of the Original 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K in order to incorporate this information by reference into our Registration Statement on Form S-3, which was filed with the Securities and Exchange Commission on April 2, 2020, prior to its effectiveness.

Items 10 through 14 of Item III in Form 10-K is more limited than what is required to be included in the definitive proxy statement to be filed in connection with our 2020 Annual Meeting of Stockholders. Accordingly, the definitive proxy statement to be filed at a later date will include additional information related to the topics herein and additional information not required by Part III, Items 10 through 14 of Form 10-K.

Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.

Except for the information described above, the Company has not modified or updated disclosures provided in the Original 10-K in this Amendment. Accordingly, this Amendment does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures affected by subsequent events. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time the Original 10-K was filed.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The names of, and certain information regarding, our directors, as of April 1, 2020 are set forth below.

Name	Age	Principal Occupation	Director Since
David H. Mowry(5)	57	Chief Executive Officer	2019

J. Daniel Plants, Chairperson(2)	53	Managing Partner, Voce Capital Management LLC	2015

David B. Apfelberg, M.D.(1)(3)(6)	78	Retired Clinical Professor of Plastic Surgery, Stanford University Medical Center	1998

Gregory A. Barrett(1)(3)	66	Retired President and Chief Executive Officer, DFINE, Inc.	2011

Timothy J. O’Shea(2)(3)(4)	67	Retired Managing Director, Oxo Capital	2004

Joseph E. Whitters(2)(4)	62	Retired Executive Vice President and Chief Financial Officer, First Health Group Corp.	2019

Katherine S. Zanotti(1)(4)	65	Retired Chief Executive Officer, Arbonne International	2019

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of Nominating and Corporate Governance Committee.
(4)	Member of the Enterprise Risk Committee.
(5)	Appointed on July 8, 2019.
(6)	In August 2019, Dr. Apfelberg informed the Board that he would not stand for re-election at our 2020 Annual Meeting of Stockholders.

David H. Mowry was appointed as the Company’s Chief Executive Officer and a member of the Board on July 8, 2019. Prior to joining Cutera, from May 2016 to October 2018, Mr. Mowry served as President and Chief Executive Officer, as well as a member of the Board of Directors, of Vyaire Medical, a global leader in the respiratory diagnostics, ventilation, and anesthesia delivery and patient monitoring market segments. Prior to his assignment at Vyaire, Mr. Mowry served as Executive Vice President and Chief Operating Officer and member of the Board of Directors of Wright Medical Group N.V., a global medical device company focused on extremities and biologics products, from October 2015 to May 2016, and during this time period he was also a member of the Board of Directors of EndoChoice Holdings, Inc., a company focused on the manufacturing and commercialization of platform technologies relating to the treatment of gastrointestinal conditions. Prior to Mr. Mowry’s assignment at Wright Medical Group, he served as President and Chief Executive Officer and member of the Board of Directors of Tornier N.V. from February 2013 until October 2015, at which time Tornier and Wright Medical Group merged, and prior to that, as Chief Operating Officer of Tornier from 2011 to 2013. Within the spine industry, Mr. Mowry served as Vice President of Operations and Logistics at Zimmer Spine from February 2002 until October 2006. Mr. Mowry has held executive leadership positions over his thirty year medical device career at Covidien plc, ev3, Inc. and Zimmer Spine, Inc. Mr. Mowry is on the board of directors of Alphatec Holdings, Inc., a public medical technology company that designs, develops, and markets products for the surgical treatment of spine disorders. Mr. Mowry received a B.S. degree in Engineering from the United States Military Academy at West Point. We believe Mr. Mowry’s qualifications to serve on our Board include his prior education and training, leadership qualities, and his 30 years of medical device industry experience, including 12 years of executive experience in managing major divisions and companies.

J. Daniel Plants was appointed Chairperson of the Board in October 2016 and has been a member of the Board since January 2015. Mr. Plants has been Managing Partner of Voce Capital Management LLC since 2009 and also serves on the board of Calix, Inc., a publicly-listed company that provides broadband communications access systems and software. Mr. Plants also served on the board of directors of Destination Maternity Corporation, a maternity apparel retailer, from November 2014 until December 2016. Prior to founding Voce Capital Management, Mr. Plants held a number of positions at leading Wall Street firms, including executive roles in investment banking at Goldman Sachs and JPMorgan Chase, and as a corporate attorney with Sullivan & Cromwell. Mr. Plants co-founded The Bay Area Urban Debate League and served as its Vice Chairman from 2008 to 2012. Mr. Plants holds a Juris Doctorate degree from University of Michigan Law School and an undergraduate degree from Baylor University. We believe Mr. Plants’ qualifications to serve on our Board include his substantial experience as a strategic advisor and corporate attorney, as well as his role as the founder of a successful investment management firm and status as a significant Company stockholder, which bring valuable skills and perspective to the Board in the areas of finance, capital markets, strategy and corporate governance.

David B. Apfelberg, M.D. has served as a member of our Board since November 1998. Since 1980, Dr. Apfelberg has held various roles at the Stanford University Medical Center, and currently serves as an Adjunct Clinical Professor of Plastic Surgery. Since 1987, Dr. Apfelberg has also been a consultant for entrepreneurs and venture capital companies in the areas of medical devices and medicine. From June 1991 to May 2001, Dr. Apfelberg was Director of the Plastic Surgery Center in Atherton, California. Dr. Apfelberg is the author of five books on lasers in medicine and is a founding member and past president of the American Society for Lasers in Medicine and Surgery. Dr. Apfelberg holds a Bachelor of Medical Science, and an M.D. from Northwestern University Medical School. We believe Dr. Apfelberg’s qualifications to serve on our Board include his medical expertise, understanding of our products, and his knowledge of the aesthetics market generally.

Gregory A. Barrett has served as a member of our Board since October 2011. Mr. Barrett also serves on the board of Aqua Medical, Inc., BTG plc, and Global Kinetics Corp. Ltd. From September 2013 to October 2016, Mr. Barrett was the President and Chief Executive Officer of DFINE, Inc., a private medical device company that was acquired by Merit Medical. Mr. Barrett was the Chairperson, President and Chief Executive Officer of BÂRRX Medical, Inc., a private medical device manufacturer and distributer of products to treat gastrointestinal diseases that was acquired by Covidien. Prior to joining BÂRRX Medical in February 2004, from January 2001 through August 2003, Mr. Barrett served as President and Chief Executive Officer of ACMI Corporation, a developer of medical visualization and energy systems; Group Vice President at Boston Scientific Corporation; Vice President, Global Sales and Marketing at both Orthofix Corporation (formerly American Medical Electronics) and Baxter Healthcare. Mr. Barrett holds a B.A. in Marketing from the University of Texas, Austin. Mr. Barrett has held various Board positions with Softscope Medical, BaroSense, Monteris Medical, as well as Board positions with the companies in which he was employed. We believe Mr. Barrett’s qualifications to serve on our Board include his more than 41 years of diverse experiences in the medical device industry, including time spent serving as president and Chief Executive Officer of several medical device companies.

Timothy J. O’Shea has served as a member of our Board since April 2004. Mr. O’Shea was with OXO Capital from 2008 to 2014 serving as managing director. From 1995 to 2008, he served in a variety of management positions at Boston Scientific, including Corporate Vice President of Business Development from 2000 to 2008. Mr. O’Shea currently acts as an advisor to several medical device companies. Mr. O’Shea holds a B.A. in history from the University of Detroit. We believe Mr. O’Shea’s qualifications to serve on our Board include his corporate marketing knowledge as well as his diverse experience in the medical device industry working for a large medical device company.

Joseph E. Whitters has served as a member of our Board since February 2019. He has been an advisor/consultant to Frazier Healthcare, a private equity firm, since 2005. From 1986 to 2005, Mr. Whitters served in various capacities with First Health Group Corp., a publicly traded managed care company, most recently as Executive Vice President. He also previously served as the Controller for United Healthcare Corp. from 1984 to 1986. Prior to that, Mr. Whitters served as the Manager of Accounting and Taxation for Overland Express, a publicly traded trucking company, and he began his career in public accounting with Peat Marwick (now KPMG). Mr. Whitters currently serves as a member of the board of directors of publicly-traded companies Accuray, Inc., InfuSystem Holdings, Inc., and PRGX Global, Inc., where he serves as Chairman. Previously, Mr. Whitters served on the boards of directors and audit committees of various public companies, including Analogic Corporation, Air Methods Corporation and Omnicell Technologies. Mr. Whitters has also been an advisor or board member of several private companies. Mr. Whitters holds a B.A. in Accounting from Luther College. We believe Mr. Whitters’ business leadership skills and experience in building and running global financial organizations at listed companies will bring valuable expertise and perspective to the Board.

Katherine S. Zanotti has served as a member of our Board since February 2019. She previously served as chief executive officer of Arbonne International from August 2009 until June 2018. Ms. Zanotti has also served as Chairman of Natural Products Group (the holding company of Arbonne, Natures Gate, and Levlad) since March 2010. From July 2002 to March 2006, she served as senior vice president of marketing at McDonald’s Corporation. Ms. Zanotti is a retired vice president of the Procter & Gamble Company and most recently served as vice president and general manager of the North American pharmaceutical business and the corporate women’s health platform. Ms. Zanotti currently serves on the Board of Exact Sciences, and as a member of the Board of Trustees of Xavier University. She previously served as a director of Hill-Rom Holdings, Inc., a worldwide manufacturer and provider of medical technologies and related services; Mentor Corporation, a medical device company; Alberto Culver Company, a personal care products company; and Third Wave Technologies, Inc., a molecular diagnostics company. She earned a bachelor’s degree in economics and studio fine arts from Georgetown University and an MBA in marketing and finance from Xavier University. We believe Ms. Zanotti’s qualifications to serve on our Board include her years of diverse experiences, including experience in the aesthetics industry, and her experience serving as president and Chief Executive Officer of Arbonne International.

For terms beginning with our 2020 Annual Meeting of Stockholders, the Board nominated Gregory A. Barrett, David H. Mowry, Timothy J. O’Shea, J. Daniel Plants, Joseph E. Whitters, and Katherine S. Zanotti for re-election as directors. The nominees were recommended to the Board by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee recommended to the Board that all directors other than our Chief Executive Officer be determined to be independent as defined by NASDAQ listing rules.

Dr. Apfelberg notified the Board that he would not be standing for re-election at our 2020 Annual Meeting of Stockholders for personal reasons. Mr. Apfelberg’s decision is not based on any disagreement with the Company, nor any matter relating to the Company’s operations, policies or practices.

Following the 2020 Annual Meeting of Stockholders, the number of directors constituting the Board will be reduced from seven to six.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers during fiscal year 2019 as of April 1, 2020.

Name	Age	Position
David H. Mowry(1)	57	Chief Executive Officer and Director
R. Jason Richey(2)	46	President
Fuad Ahmad(3)	49	Interim Chief Financial Officer
James A. Reinstein(4)	55	Former President and Chief Executive Officer
Sandra A. Gardiner(5)	54	Former Executive Vice President and Chief Financial Officer

(1)	Joined the Company as Chief Executive Officer and Director on July 8, 2019.
(2)	Served as Executive Vice President & Chief Operating Officer until his appointment as President effective July 8, 2019.
(3)

Joined the Company as Interim Chief Financial Officer on November 15, 2019. Mr. Ahmad joined the Company on a consulting basis as an employee of FLG Partners, LLC, who we have engaged to provide us with an interim chief financial officer.

(4)	Resigned from all positions with the Company effective January 4, 2019.
(5)	Resigned from all positions with the Company effective November 15, 2019.

Director Independence

Our common stock is listed on the NASDAQ Stock Market (“NASDAQ”). Under the NASDAQ listing standards, independent directors must comprise a majority of a listed company’s board of directors. In addition, the NASDAQ listing standards require that, subject to specified exceptions, each member of a listed company’s audit, compensation, and nominating and corporate governance committees be independent. Under the NASDAQ listing standards, a director will only qualify as an “independent director” if, in the opinion of that listed company’s board of directors, that director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the NASDAQ listing standards. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the NASDAQ listing standards

Our Board has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of the directors, other than David H. Mowry, our Chief Executive Officer, satisfy the current “independent director” standards established by NASDAQ. In 2019, the Nominating and Corporate Governance Committee recommended to the Board that all directors other than our Chief Executive Officer be independent as defined by NASDAQ listing rules.

Board Leadership Structure

The roles of Chairperson of the Board and Chief Executive Officer are filled by separate individuals. Our Board believes that the separation of the offices of the Chairperson and Chief Executive Officer is appropriate at this time because it allows our Chief Executive Officer to focus primarily on our business strategy, operations and corporate vision. However, our Board does not have a policy mandating the separation of the roles of Chairperson and Chief Executive Officer, though one can be established by the Board. Our Board elects our Chairperson and Chief Executive Officer, and each of these positions may be held by the same person or by different people. We believe that it is important that the Board retain flexibility to determine whether these roles should be separate or combined based upon the Board’s assessment of our needs and our leadership at a given point in time.

We believe that independent and effective oversight of our business and affairs is maintained through the composition of our Board, the leadership of our independent directors and the committees and our governance structures and processes already in place. The Board currently consists entirely of independent directors, other than David H. Mowry, our Chief Executive Officer, and the committees of our Board are composed solely of independent directors.

Our Chairperson of the Board is J. Daniel Plants. We believe Mr. Plants’ qualifications to serve as our Chairperson include his substantial experience as a strategic advisor and corporate attorney, as well as his role as the founder of a successful investment management firm and status as a significant Company stockholder, which bring valuable skills and perspective to the Board in the areas of finance, capital markets, strategy and corporate governance.

As described in more detail below, the Board currently has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and an Enterprise Risk Committee. As deemed advisable by the Board, various ad hoc committees may be established from time to time to accomplish a specific goal or purpose and cease to exist when that goal or purpose is realized. The chairperson and each member of all committees is an independent director. The Board delegates substantial duties and responsibilities to each committee. The committees make recommendations to the Board and report regularly to the Board on their activities and any actions they have taken. We believe that our independent Board committees and their chairperson are an important aspect of our Board leadership and governance structure.

Risk Oversight and Analysis

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, political, regulatory, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Our management is responsible for managing the risks we face in the ordinary course of operating our business. The Board oversees potential risks and our risk management activities by receiving operational and strategic presentations from management which include discussions of key risks to our business.

Our Board believes that open communication between management and our Board is essential for effective risk management and oversight. Our Board meets with our Chief Executive Officer and other members of the senior management team at meetings of our Board, where, among other topics, they discuss strategy and risks facing the Company, as well as at such other times as they deem appropriate.

While our Board has the ultimate responsibility for risk management and oversight, various committees of the Board also support the Board in its fulfillment of this responsibility. For example, our Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting risks associated with our cash investment policies, risks related to regulatory matters, and evaluating and advising on other matters. Our business is run conservatively and excessive risk-taking has been discouraged. As a result, risk analysis has not been a significant factor for our Compensation Committee in establishing compensation. The Nominating and Corporate Governance Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, governance, membership and structure. The Enterprise Risk Committee, created in 2018, assists the Board in supervising the enterprise risk management activities of the Company and its subsidiaries, and advises the Board with respect to the enterprise risk management framework of the Company. The Enterprise Risk Committee further assists the Board in its oversight of the Company’s management of key risks, including strategic and operational risks, as well as the guidelines, policies and processes for monitoring and mitigating such risks.

Board Meetings and Committees

Our Board has four standing committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee, and the Enterprise Risk Committee. The membership during the last fiscal year, and the function of each of the committees, are described below. Starting with the 2019 Annual Meeting, the Board decreased the number of directors constituting the Board from eight to six directors. On July 8, 2019, the number of directors constituting the Board increased from six to seven as David H. Mowry, the Company’s Chief Executive Officer, was appointed to the Board.

Name of Director	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Enterprise Risk Committee
Non-Employee Directors:
J. Daniel Plants	X
David B. Apfelberg, M.D.(1)		X	X
Gregory A. Barrett		X*	X
Timothy J. O’Shea	X		X*	X
Joseph E. Whitters	X*			X
Katherine S. Zanotti		X		X*
Employee Director:
David H. Mowry
Number of Meetings Held During the Last Fiscal Year	5	9	8	2

X    =    Committee member

*    =    Chairperson of Committee

(1)

In August 2019, Mr. Apfelberg informed the Board that he would not stand for re-election. Effective with the 2020 Annual Meeting, Mr. Apfelberg will no longer serve as a member the Compensation Committee or the Nominating and Corporate Governance Committee.

Audit Committee. The Audit Committee oversees the Company’s accounting and financial reporting processes and the audits of its financial statements. The Audit Committee operates under a written charter adopted by the Board and a copy of the charter can be found on the Investor page, under the Corporate Governance section of our website at www.cutera.com. In this role, the Audit Committee monitors and oversees the integrity of the Company’s financial statements and related disclosures, the qualifications, independence, and performance of the Company’s Independent Registered Public Accounting Firm, and the Company’s compliance with applicable legal requirements and its business conduct policies. Our Board has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the NASDAQ rules and the independence requirements of the SEC. Joseph E. Whitters serves as a member of the Board and Chairperson of the Audit Committee. Our Board has determined that Mr. Whitters qualifies as an “audit committee financial expert” as defined in the SEC rules.

Compensation Committee. The Compensation Committee, together with our Board, establishes compensation for our Chief Executive Officer and the other executive officers and administers the Company’s 2019 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan. Each member of the Compensation Committee meets the requirements for independence for compensation committee members under the NASDAQ listing standards and SEC rules and regulations, including Rule 10C-1 under the Exchange Act. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee has a written charter, which was adopted by our Board, and can be found on the Investor page, under the Corporate Governance section of our website at www.cutera.com.

Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee reviews and makes recommendations to the Board on matters concerning corporate governance, Board composition, identification, evaluation and nomination of director candidates, Board committees, Board compensation, and conflicts of interest. Each member of our Nominating and Corporate Governance Committee meets the requirements for independence under the NASDAQ listing standards and SEC rules and regulations. The Nominating and Corporate Governance Committee has a written charter, which was adopted by our Board and can be found on the Investor page, under the Corporate Governance section of our website at www.cutera.com.

Enterprise Risk Committee. The Enterprise Risk Committee was created in 2018 to assist the Board and the Audit Committee, where applicable, in supervising the enterprise risk management activities of the Company and its subsidiaries and advise the Board with respect to the enterprise risk management framework of the Company. The Committee’s function is primarily one of oversight, and its members do not provide any expert advice as to the Company’s risk management. Each member of our Enterprise Risk Committee meets the requirements for independence under the NASDAQ listing standards and SEC rules and regulations. The Enterprise Risk Committee has a written charter, which was adopted by our Board and can be found on the Investor page, under the Corporate Governance section of our website at www.cutera.com.

Meetings Attended by Directors

Each of the directors attended at least 90% of the meetings of the Board or committee(s) on which he or she served during 2019.

The directors of the Company are encouraged to attend the Company’s Annual Meeting of Stockholders. In 2019, all of our directors at the time attended the meeting either physically or telephonically. All directors joined the meeting telephonically, except for our Chairperson, Mr. Plants who attended in person.

Process for Recommending Candidates for Election to the Board of Directors

Director Qualifications. The Nominating and Corporate Governance Committee considers the appropriate balance of experience, skills and characteristics required of members of the Board. While the Nominating and Corporate Governance Committee has not formalized specific minimum qualifications they believe must be met by a candidate to be recommended by the independent members, the Nominating and Corporate Governance Committee believes that candidates and nominees must reflect a Board that is comprised of directors who (i) have broad and relevant experience, (ii) are predominantly independent, (iii) are of high integrity, (iv) have qualifications that will increase overall Board effectiveness and enhance long-term stockholder value, and (v) meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members. While the Nominating and Corporate Governance Committee does not maintain a specific policy with respect to Board diversity, the candidates for Board membership should have the highest professional and personal ethics and values, and conduct themselves consistent with our Code of Ethics. However, California law requires that publicly held corporations headquartered in the state include at least one female director on their boards of directors. By the end of 2021, subject corporations with five board members must have at least two female directors, while those with six or more directors must have at least three female directors. The Company is in compliance with such law, and the Nominating and Corporate Governance Committee will continue to monitor the Company’s compliance. The Nominating and Corporate Governance Committee and the Board are committed to diversity and consider diversity among other qualifications, experience, attributes or skills in its process of identifying and evaluating candidates to be nominees to the Board. As they do annually, in 2019 the Nominating and Corporate Governance Committee evaluated its procedures for recommending candidates to the Board. The procedure was reviewed by the entire Board and implemented in 2019 with the selection of Ms. Zanotti, among others, to join the Board.

Stockholder Nominations and Recommendations. Our bylaws set forth the procedure for the proper submission of stockholder nominations for membership on our Board. In addition, the Nominating and Corporate Governance Committee may consider properly submitted stockholder recommendations (as opposed to formal nominations) for candidates for membership on the Board. A stockholder may make such a recommendation by submitting the following information to our Vice President, General Counsel & Corporate Secretary at 3240 Bayshore Blvd., Brisbane, California 94005-1021 no later than January 4, 2021:

•	the candidate’s name;

•	home and business contact information;

•	detailed biographical data, relevant qualifications, professional and personal references;

•	information regarding any relationships between the candidate and Cutera within the last three years; and

•	evidence of ownership of Cutera stock by the recommending stockholder.

Identifying and Evaluating Director Nominees. Typically new candidates for nomination to the Board are suggested by existing directors or by our executive officers, although candidates may initially come to our attention through professional search firms, stockholders, or other persons. The Nominating and Corporate Governance Committee carefully reviews the qualifications of any candidates who have been properly brought to its attention. Such a review may, in the Nominating and Corporate Governance Committee’s discretion, include a review solely of information provided to the Nominating and Corporate Governance Committee or may also include discussion with persons familiar with the candidate, an interview with the candidate, or other actions that the Nominating and Corporate Governance Committee deems proper. The Nominating and Corporate Governance Committee considers the suitability of each candidate, including the current members of the Board, in light of the current size and composition of the Board. In evaluating the qualifications of the candidates, Nominating and Corporate Governance Committee considers many factors, including, issues of character, judgment, diversity, independence, expertise, length of service, and other commitments. In addition, the Nominating and Corporate Governance Committee takes into account professional experience, skills and background in considering and evaluating candidates. Although diversity is one factor considered in the nomination process, the Company does not have a formal policy relating to diversity except as required by applicable law. The Nominating and Corporate Governance Committee evaluates such factors, among others, and does not assign any particular weighting or priority to any of these factors. Candidates properly recommended by stockholders are evaluated by the Nominating and Corporate Governance Committee using the same criteria as other candidates. Candidates are not discriminated against on the basis of race, gender, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Communications with the Board by Stockholders

Stockholders wishing to communicate with the Board or with an individual Board member concerning the Company may do so by writing to the Board, or to the particular Board member, and mailing the correspondence to: Attention: Board, c/o Vice President, General Counsel & Corporate Secretary, Cutera, Inc., 3240 Bayshore Blvd., Brisbane, California 94005-1021. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to us or our business, or is inappropriate. The Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications. The Board will endeavor to promptly respond to all appropriate communications and encourages all stockholders and interested persons to use the aforementioned email and mailing address to send communications relating to the our business to the Board and its members.

Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics (the “Code”) for all executive officers and other employees, agents and representatives. The Code is designed to deter wrongdoing and to promote honest, ethical, and socially and environmentally responsible conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and accountability for adherence to the Code. In 2019, the Board revised the Code to address certain environmental, social and governance matters that more closely reflect the importance the Board places on such matters. A copy of the revised Code is available on our website at www.cutera.com. Any change to, or waiver from, the code will be disclosed as required by applicable securities laws.

Hedging Policy

According to our Insider Trading Compliance Program, no employee of the Company, including, but not limited to, our executive officers and directors, may invest in derivatives of the Company’s securities. This prohibition includes, but is not limited to, trading in put or call options related to securities of the Company or otherwise hedging or offsetting any decrease in the market value of securities.

Compensation Committee Interlocks and Insider Participation

Currently, our Compensation Committee consists of David B. Apfelberg, M.D., Gregory A. Barrett, and Katherine S. Zanotti. No current or expected member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

No current or expected member of our Compensation Committee is or has been an officer or employee of the Company. None of our executive officers currently serves, or in the past year has served, as a member of the Board or Compensation Committee (or other Board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our Board or Compensation Committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, certain officers, and beneficial owners of more than 10% of our common stock to file reports of ownership and reports of changes in the ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) Statement of Changes of Beneficial Ownership of Securities forms they file (SEC Forms 3, 4, and 5).

Based solely on our review of the copies of such forms received by us, or written representations from reporting persons that no SEC Forms 3, 4 or 5 were required of such persons, we believe that during our fiscal year ended December 31, 2019 all reports were timely filed.

Item 11. Executive Compensation

Executive Compensation Program Philosophy and Process

Our Compensation Committee reviews the compensation of our Named Executive Officers and strikes a balance between fixed base pay and pay-for-performance (“PFP”) programs that tie compensation directly to specific business goals and management objectives. Our Compensation Committee designs our executive compensation program to support our near-term financial and strategic objectives and promote the long-term growth of our Company.

Our executive compensation program aims to recruit and retain key executive officers responsible for our success and to help motivate these officers to enhance long-term stockholder value. To achieve these ends, the Compensation Committee’s executive compensation decisions are based on the following principal objectives:

•	Supporting our key financial and strategic goals and relate to our corporate performance;

•	Aligning the interests of our executive officers with the interests of our stockholders;

•	Providing a total compensation package that is competitive and enables us to attract, motivate, reward and retain talented executive officers and employees;

•

Based, in large part, on PFP principles, such that changes in our revenue, operating results, product launches, and stock price, all significantly affect the compensation of our Named Executive Officers (as defined below); and

•	Balancing the components of compensation so that both short-term (annual) and long-term performance objectives are recognized.

We believe the compensation of our executive officers and employees should reflect our performance as an organization, and their performance as individuals, in attaining key financial and operating objectives established by our Board. In addition, we strive to promote an ownership mentality among our employees, including our executive officers, which we believe is best achieved through our equity incentive program and the Employee Stock Purchase Plan. Also, as our Company matures and we lay the foundation for longer term growth and sustained profitability, we endeavor to conserve our cash resources. To that end, one important aspect of our overall compensation philosophy is to set base salaries that are competitive relative to compensation in a peer group of companies (the “Peer Group”), in addition to equity and performance-based incentive compensation, which we believe best aligns the interests of our employees and our stockholders.

Compensation Consultant

The Compensation Committee engages a compensation consultant periodically based on the need for additional guidance resulting from changes in our Named Executive Officers’ roles and responsibilities, our corporate profile relative to our peers (e.g., type of business, market capitalization, annual revenue, profitability, etc.), Named Executive Officer turnover, and other factors as determined by our Compensation Committee. Beginning in 2011, the Compensation Committee engaged Compensia, an independent compensation consultant, periodically to advise it on various compensation matters related to our Named Executive Officers, the Board, and other members of senior management compensation matters.

Key Features of Our Executive Compensation Program

WHAT WE DO	WHAT WE DON’T DO

✓  Pay for Performance: We link the cash compensation of our executive officers to our performance and stockholder interests by heavily weighting their target total cash compensation opportunities to the achievement of strong financial performance tied to a balanced mix of pre-established performance measures and long-term equity awards that align their interests with those of our stockholders.

✓  Independent Compensation Advisor: The Compensation Committee selects and engages its own independent advisor to benchmark compensation at reasonable intervals.

✓  Stock Ownership Guidelines: Our Named Executive Officers and the non-employee members of our Board are subject to stock ownership guidelines equal to a multiple of their respective annual base salaries (3x for our Chief Executive Officer and 1x for other Named Executive Officers and members of senior management) or Board service retainers (3x for directors).

✓  Competitive and market based compensation: We pay fair and reasonable compensation that allows us to attract, motivate, retain and reward the key employees whose knowledge, skills and performance are necessary for our future growth and success.

☒   No Special Perquisites or Benefits: We do not ordinarily provide special perquisites or other personal benefits to our executive officers, such as company cars*, club memberships, supplemental executive retirement plans or supplemental executive health benefits.

*We provide our sales executives with a car allowance given their extended use of a vehicle other than simply commuting to and from the office in Brisbane.

☒   No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses. Bonuses are contingent on the achievement of key strategic Company goals.

☒   No multi-year employment contracts for any executive or employee.

Executive Officer Compensation

The objectives of our executive officer compensation program are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills through competitive base salary, annual cash bonus incentives, long-term equity incentive compensation, and various benefits generally available to employees of the Company.

Our named executive officers (“Named Executive Officers”) during fiscal 2019, were:

•	David H. Mowry, Chief Executive Officer

•	Fuad Ahmad, Interim Chief Financial Officer

•	R. Jason Richey, President and Former Chief Operating Officer and Former Interim Chief Executive Officer

•	James A. Reinstein, Former President and Chief Executive Officer(1)

•	Sandra A. Gardiner, Former Executive Vice President and Chief Financial Officer(2)

(1)	Mr. Reinstein resigned from all positions with the Company effective January 4, 2019.

(2)	Ms. Gardiner resigned from all positions with the Company effective November 15, 2019.

Compensation Components

Our Named Executive Officers, other than Mr. Ahmad, our Interim Chief Financial Officer, who is serving on a consulting basis as an employee of FLG Partners, LLC and who we engaged to provide us with an interim chief financial officer on November 15, 2019, are compensated with cash, equity and non-equity incentives, and other customary employee benefits.

Cash Compensation

Cash compensation consists of:

•	Base salary; and

•	Participation in a discretionary Management Bonus Program for non-sales employees (“Management Bonus Program”)(1)

(1)	The Board maintains the flexibility to award the Management Bonus Program in Company stock in lieu of cash.

Our cash compensation goals for our Named Executive Officers are based upon a myriad of principles, including:

•	Total cash compensation should generally be set at or above the 50th percentile of the Peer Group subject to various considerations;

•	Base salary should reflect the individual’s experience (in both the role he or she is performing, and the aesthetics industry more broadly), performance, and potential;

•	A significant portion of cash compensation should be contingent on the achievement of key targets and be “at risk;” and

•

The amount of bonuses payable to our Named Executive Officers should be based on corporate performance measures established by the Compensation Committee and approved by our Board that align the bonus payment with the achievement of specified annual operating goals intended to enhance long-term stockholder value.

Base Salary and Total Target Cash Compensation

Total target cash compensation for our Named Executive Officers in 2019 included their annual base salary and annual target bonus opportunity (described below).

a)

For 2018, after consultation with the Board’s independent compensation consultant, Mr. Reinstein’s base salary and target bonus participation rate for his role as Chief Executive Officer were set at $575,000 and 100%, respectively. For 2019, Mr. Reinstein’s base salary was unchanged until his resignation.

b)

Upon his appointment as Chief Executive Officer effective July 8, 2019, Mr. Mowry’s base salary and target bonus participation rate for his role as Chief Executive Officer was set at $650,000 and 80%, respectively.

c)

Ms. Gardiner’s compensation for 2018 included an annual base salary of $350,000 and a target bonus percentage equal to 50% of her base salary. For 2019, Ms. Gardiner’s base salary and target bonus participation rate were set at $385,000 and 50%, respectively.

d)

Mr. Ahmad joined the Company on a consulting basis as Interim Chief Financial Officer on November 15, 2019. Mr. Ahmad’s consulting firm, FLG Partners, LLC, receives an hourly rate of $450 for Mr. Ahmad’s services.

e)

Upon his appointment as Chief Operating Officer effective July 9, 2018, Mr. Richey’s base salary and target bonus participation rate was set at $505,000 and 75%, respectively for 2018. Upon the resignation of Mr. Reinstein on January 4, 2019, Mr. Richey was appointed as Interim Chief Executive Officer in addition to his duties as Chief Operating Officer and his salary remained unchanged. Effective July 8, 2019, Mr. Richey was appointed President and his base salary and target bonus participation rate for his role as President was set at $575,000 and 75%, respectively.

Discretionary Management Bonus Program

In addition to base salary, we provided each of Mr. Mowry and Mr. Richey a cash bonus under our Management Bonus Program earned in 2019. Until 2018, the cash bonuses payable were determined quarterly based on the Company’s performance for the then-preceding quarter assessed against annual targets. Payments under the Management Bonus Program were made quarterly and at the discretion of our Compensation Committee. Effective in 2019, because the Management Bonus Program is based on corporate performance measures that align the bonus payment with the achievement of specified annual operating goals, the Compensation Committee revised the structure of the Management Bonus Program payments to more appropriately reflect its intent, as well as to more closely align with our peers’ practices. Effective in 2019, the Management Bonus Program payment was made following the end of the fiscal year in which the bonus is earned, rather than on a quarterly basis. During 2018, designated as a “transitional year,” a Management Bonus Program payment was made following our second fiscal quarter. The payment was based on the then-preceding half year performance and annualized. The payment reflected only 75% of the half-year calculated payment with the intent that a “true-up” would occur at the completion of the fiscal year.

Special Retention Bonus

We adopted a special retention bonus program for Mr. Richey, Ms. Gardiner, and other select members of our senior management in 2019. Each participant, including Mr. Richey and Ms. Gardiner, were eligible to be paid a cash bonus equal to 20% of the executive’s annual base salary with 50% being paid if the executive remained employed through July 15, 2019, and the other 50% paid if the executive remained employed through January 15, 2020.

Target Bonus Opportunities

For 2019, the target bonuses were designed to reward our Named Executive Officers (other than Mr. Ahmad) based on the Company’s overall financial performance and were established after the Compensation Committee consulted with the compensation consultant. As in prior years, the Compensation Committee determined that the target bonus for the Named Executive Officers should be determined as a percentage of their base salary. The target bonus opportunity is reviewed annually by the Compensation Committee and is based on several factors, including the scope of the Named Executive Officers’ performance, contributions, responsibilities, experience, prior years’ target cash bonus and market conditions.

In 2019, the Compensation Committee established the target bonus opportunity for Mr. Reinstein at 100% of his base salary, Mr. Mowry at 80% of his base salary, Mr. Richey at 75% of his base salary, and maintained the target bonus opportunity for Ms. Gardiner at 50% of her base salary.

Corporate Performance Measures

For 2019, based on recommendations from the Compensation Committee, the Board established for 2019 the corporate performance measures for determining the bonuses payable to the Named Executive Officers as follows:

1)	2019 Global Revenue against the targeted amount;	40%
2)	Non-GAAP Gross Profit against the targeted amount	40%
3)	Non-GAAP Operating Margin against the targeted amount	20%

The Board believed that these corporate performance measures continue to align the bonus payment with the achievement of the Company’s annual operating goals and enhancing long-term stockholder value creation. The metrics were measured on a non-GAAP basis and compared against the Board-approved budgeted amount.

The Compensation Committee weighted each performance measure as set forth above, such that the given percentage of the bonus was “at risk” based on the level of achievement of the specific performance measure. Performance achievement of each of the specific performance measures was based on a sliding scale with the minimum achievement for any payout set at 80% of the individual performance measure, and the potential for “over-achievement” capped at 200% as set forth in the tables below:

Achievement	Payout	Achievement	Payout	Achievement	Payout
<89%	0%	110%	120%	135%	170%
90%	80%	115%	130%	140%	180%
95%	90%	120%	140%	145%	190%
100%	100%	125%	150%	150%	200%
105%	110%	130%	160%	>150%	Capped

For fiscal year 2019, the bonus opportunity, and the amount actually earned by Named Executive Officers, was as follows:

Named Executive Officers	Annual Bonus Opportunity ($) (1)		Annual Bonus Paid for 2019 ($)
Mr. Mowry	248,182	(2)	260,591	(5)
Mr. Ahmad	0		0
Mr. Reinstein	0	(3)	0
Ms. Gardiner	0	(4)	38,500	(6)
Mr. Richey	424,206		474,706	(7)

(1)

The Annual Cash Bonus Target and the Annual Cash Bonus Paid for 2019 was based on the corporate performance measures and the target bonus percentage that each was entitled to, per the Management Bonus Program as applicable for each of the quarters. The Plan requires that the employee be employed throughout the year to be eligible to receive the bonus.

(2)	This amount represents a prorated amount based on Mr. Mowry’s employment commencing on July 8, 2019.
(3)	Because Mr. Reinstein resigned effective as of January 4, 2019, he was not eligible to receive a bonus for 2019.
(4)	Because Ms. Gardiner resigned effective as of November 15, 2019, she was not eligible to receive a bonus for 2019.
(5)	This amount represents 105% of the opportunity based on the performance achievement approved by the Board.
(6)	This amount represents a special retention bonus paid to Ms. Gardiner in 2019 related to retaining key executives following Mr. Reinstein’s resignation in January 2019.
(7)

This amount represents 105% of the opportunity based on the performance achievement approved by the Board, as well as $50,500 as a special retention bonus paid to Mr. Richey in 2019 related to retaining key executives following Mr. Reinstein’s resignation in January 2019.

Long-Term Incentive Program

We believe that equity-based compensation promotes and encourages long-term successful performance by our Named Executive Officers that is aligned with the organization’s goals and the generation of stockholder value. Our equity compensation goals for our Named Executive Officers are based upon the following principles:

•	Stockholder and Named Executive Officer interests should be aligned;

•	Key and high-performing employees, who have a demonstrable impact on our performance or stockholder value, should be compensated in this manner;

•	The program should be structured to provide meaningful retention incentives to participants;

•	The equity awards should reflect each individual’s experience, performance, potential and be comparable to the Peer Group awards for the respective position; and

•	Actual awards should be tailored to reflect individual performance and attraction/retention objectives.

Our Compensation Committee awarded the following equity awards to our Named Executive Officers in fiscal year 2019:

Name	Grant Date	Stock Option Awards: Number of Securities Underlying Options	Number of Restricted Stock unit Awards - Shares		Number of Performance Share Unit Awards Actually Achieved for Target Performance(6)	Base Price of RSU & PSU Awards(5); Exercise Price of Option Awards ($)	Grant Fair Value ($)
Mr. Mowry	7/8/19		67,897	(1)	—	20.19	1,370,840
	7/8/19		67,897	(2)	8,657	20.19	1,370,840

Ms. Gardiner	2/12/19	—	18,128	(3)	—	14.48	262,500
	2/12/19		18,128	(7)		14.48	262,500

Mr. Richey	2/12/19	—	20,718	(3)	—	14.48	300,000
	2/12/19		20,718	(7)	17,610	14.48	300,000
	7/8/2019		27,159	(1)		20.19	548,340
	7/8/2019		27,159	(4)		20.19	548,340

(1)	One-fourth of the shares underlying this award vest on the first, second, third and fourth anniversary of the vesting commencement date of July 8, 2019.
(2)

This performance-based restricted stock unit award is subject to performance-based criteria relating to the achievement of the Company’s annual operating budget for non-GAAP operating margin measured over four performance periods that consist of the period of 2019 during which Mr. Mowry was employed with the Company and each of the Company’s fiscal years 2020, 2021 and 2022, with the percentage of the target Shares subject to the award allocated to each such performance periods equal to 15%, 25%, 30%, and 30%, respectively.

(3)	One-fourth of the shares underlying this award vest on the first, second, third and fourth anniversary of the vesting commencement date of January 1, 2019.
(4)	This award vested as to all of the Shares subject to the award on January 1, 2020, subject to Mr. Richey’s continued employment through such date.
(5)	Unless otherwise indicated, the values in this column represent the volume weighted average stock price of a Share over the 50, consecutive, trading days immediately prior to the award.
(6)

These PSU awards reflect the number of shares of stock that actually vested on January 1, 2020, and were released upon the Board’s affirmative finding that the performance metrics were met based on the level of achievement (or failure to achieve) each of the performance targets discussed below, and upon the Company filing its Annual Report on Form 10-K. These achieved shares represent 85% of the total awarded shares following assessment against the performance targets.

(7)

This performance-based restricted stock unit award is subject to achieving performance-based criteria established by the Board relating to 2019 revenue from consumable products, 2019 international revenue, implementation of a new ERP system, and metrics related to product performance, all measured over the performance period consisting of 2019.

Performance Stock Unit Awards:

In January 2019, our Board, upon the recommendation of our Compensation Committee, granted Performance Stock Unit (“PSU”) awards to our Named Executive Officers and other members of management, and established the performance metrics. The number of PSUs awarded to the Named Executive Officers resulted in a varying number of shares of common stock that vested on January 1, 2020 based on the achievement of the specified, binary performance metrics set forth below, and subject to the recipient continuing to provide service to the Company through the vesting date. The PSU awards represent the aggregate number of shares that could have been earned from achievement of the performance metrics approved by the Board.

Performance Metric	Weighting of Goal

(1) Achieve 2019 annual revenue from consumable products at targeted amount	40%

(2) Deliver continuous improvement through improved product performance across the legacy portfolio during calendar year 2019 maintaining operational performance as measured each quarter using the three month average with product performance equal to or better than an aggregate target for three of the four 2019 quarters	30%

(3) Complete implementation of the new ERP system for North America as measured by launching Sales Force and closing the YE 2019 financials using Dynamics	15%

(4) Achieve 2019 annual international revenue at targeted amount	15%

The following table sets forth the number of shares of common stock that actually vested for our Named Executive Officers on January 1, 2020, subject to the Board’s affirmative finding that the performance criteria were met based on the level of achievement (or failure to achieve) each of the performance targets discussed below, and upon the Company filing its Annual Report on Form 10-K:

Number of Shares of Performance-Based Common Stock that Vested on January 1, 2020

Name	If Minimum Thresholds are Not Met	At 100% of Target Performance
Mr. Mowry(1)	0	10,184
Mr. Ahmad(2)	N/A	N/A
Mr. Reinstein(3)	0	0
Ms. Gardiner(4)	0	0
Mr. Richey	0	20,718

(1)

Mr. Mowry’s employment commenced on July 8, 2019. At that time, he was awarded a performance-based restricted stock unit award covering a target of 67,897 Shares. This award is subject to performance-based criteria relating to the achievement of the Company’s annual operating budget for non-GAAP operating margin measured over four performance periods that consist of the period of 2019 during which Mr. Mowry is employed with the Company and each of the Company’s fiscal years 2020, 2021 and 2022, with the percentage of the target Shares subject to the award allocated to each such performance periods equal to 15%, 25%, 30%, and 30%, respectively.

(2)	Mr. Ahmad’s employment commenced on November 15, 2019, on a consulting basis, and he remains employed with FLG Partners, LLC. Accordingly, he was not awarded any PSUs in 2019.
(3)	Mr. Reinstein resigned effective as of January 4, 2019, and did not receive an equity award in 2019.
(4)	Because Ms. Gardiner resigned effective as of November 15, 2019, her shares were forfeited.

Benefits

We provide the following benefits to our Named Executive Officers (other than Mr. Ahmad) generally on the same basis as the benefits provided to all employees. These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees:

•	Health, dental and vision insurance;

•	Life insurance;

•	Short-term and long-term disability insurance;

•	401(k) plan with 25% employer matching contributions, capped at 6% of total employee eligible contributions;

•	ESPP participation eligibility (see below); and

•	Flexible Spending Accounts.

Employee Stock Purchase Plan

We maintain a 2004 Employee Stock Purchase Plan (ESPP) that provides eligible employees with the opportunity to purchase shares of our common stock at a 15% discounted price to the lower of the fair market value at either the beginning or the end of the applicable offering period.

Post-Employment Compensation

Except for COC Agreements, we do not have employment agreements with any of our Named Executive Officers. We have Change of Control and Severance Agreements with each of our Named Executive Officers, except for Fuad Ahmad, our Interim Chief Financial Officer. The purpose of these agreements is to provide incentives to our Named Executive Officers to continue their employment with the Company and not be distracted by the possibility of loss of employment as a result of an acquisition of the Company or for other reasons. For a summary of the material terms and conditions of these COC Agreements, see Potential Payments Upon Termination or Change in Control below.

Internal Revenue Code Section 162(m) and Limitations on Executive Compensation

Section 162(m) of the Code generally disallows public companies a tax deduction for federal income tax purposes of remuneration in excess of $1 million paid to the chief executive officer, chief financial officer, and each of the three other most highly-compensated executive officers in any taxable year.

The Tax Cuts and Jobs Act of 2017 was signed into law on December 22, 2017. The new law expands the types of compensation subject to the $1 million limitation under Section 162(m) of the Code to include compensation that was previously deductible as “performance based compensation” and to also now include the chief financial officer as a covered employee. In addition, the new rule expands the definition of a “covered employee” to include any individuals who have previously been a covered employee for any years after December 31, 2016.

The Compensation Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements should be only one of a number of relevant factors taken into consideration, and not the sole governing factor. For that reason, the Compensation Committee may deem it appropriate to provide one or more of our executive officers with the opportunity to earn incentive compensation, whether through cash incentive awards tied to our financial performance or equity incentive awards tied to the executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) or other provisions of the Code.

The Compensation Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the individuals essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

Accounting for Stock-Based Compensation

We follow Financial Accounting Standard Board Accounting Standards Codification Topic 718 (“ASC 718”) for our stock-based compensation awards. ASC 718 requires companies to measure the compensation expense for all share-based payment awards made to employees and directors, including stock options, based on the grant date “fair value” of these awards. This calculation is performed for accounting purposes and reported in the compensation tables below, even though our executive officers may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

Securities Authorized for Issuance Under Equity Compensation Plans

Our stockholders have approved each of our equity compensation plans, which are as follows:

•	2019 Equity Incentive Plan; and

•	2004 Employee Stock Purchase Plan.

The following table provides information regarding the shares of Cutera common stock that may be issued upon the exercise of stock options, RSUs, PSUs, and the projected ESPP contributions under our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ($)
Equity compensation plans approved by security holders	350,626	25.52	(1)	1,193,344
Equity compensation plan not approved by security holders	—	—		—
Total	350,626	$25.52	(1)	1,193,344

(1)	The weighted average exercise price does not take into account outstanding RSUs or PSUs, which have no exercise price.

Other Compensation Practices and Policies

Stock Ownership Guidelines

To enhance our overall corporate governance practices and executive compensation program, our Board adopted Stock Ownership Guidelines on July 28, 2017 for our officers (as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) (the “Executives”). The Stock Ownership Guidelines were amended and restated in their entirety by Amended and Restated Stock Ownership Guidelines adopted by our Board on June 11, 2019, which the Compensation Committee intends to review annually. These guidelines are designed to align our executive officers’ interests with our stockholders’ long-term interests by promoting long-term ownership of our common stock, which our Board believes reduces the incentive for excessive short-term risk taking. These guidelines provide that our Chief Executive Officer and our other Executives must hold shares of our common stock having a value not less than three times and one time, respectively, of their annual salary. Each Executive has five years from the date of his or her appointment, or if an Executive at the time of the adoption of the Stock Ownership Guidelines, four years from the adoption of the Stock Ownership Guidelines (July 28, 2017), to attain such level of ownership. Additionally, our Executives must hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards, restricted stock units, performance shares or performance units (net of taxes) for a minimum of one year following vesting and delivery.

As of April 1, 2020, the current Named Executive Officers’ holdings and targeted guidelines were as follows:

Named Executive Officer	Stock Ownership as of April 1, 2020	Minimum Stock Ownership Required(1)
Mr. Mowry	26,000	154,761	(2)
Mr. Ahmad(3)	N/A	N/A
Mr. Reinstein(4)	N/A	N/A
Ms. Gardiner(5)	N/A	N/A
Mr. Richey	69,138	45,634	(6)

(1)	Based on the closing stock price of $12.60 on April 1, 2020.
(2)	Minimum stock ownership required by July 2024.
(3)	As a contracted Interim Chief Financial Officer, Mr. Ahmad has not received any stock ownership and is not subject to the Company’s stock ownership guidelines.
(4)	Resigned from all roles with the Company on January 4, 2019 and no longer subject to stock ownership guidelines.
(5)	Resigned from all roles with the Company on November 15, 2019 and no longer subject to stock ownership guidelines.
(6)	Minimum stock ownership required by July 2023.

Insider Trading Compliance Program

According to our Insider Trading Compliance Program, no employee of the Company, including, but not limited to, our executive officers and directors, may invest in derivatives of the Company’s securities. This prohibition includes, but is not limited to, trading in put or call options related to securities of the Company or otherwise hedging or offsetting any decrease in the market value of securities.

Clawback Policy

Our Clawback Policy, which covers all Named Executive Officers, allows for recovery of performance-based compensation if a Named Executive Officer’s intentional misconduct:

•	violates the law, our Code of Business Conduct and Ethics, or any significant ethics or compliance policy; and

•	results in material financial or reputational harm, or results in a need for a restatement of our consolidated financial statements.

The compensation elements that are subject to recovery under this policy include:

•	All amounts paid under the Management Bonus Program; and

•	All awards under the 2019 Equity Incentive Plan and any successor equity incentive plans, whether exercised, vested, unvested, or deferred.

All recoveries are determined in the sole discretion of the Compensation Committee.

2019 Summary Compensation Table

The following table sets forth summary compensation information for the fiscal years ended December 31, 2019, 2018 and 2017 for our Named Executive Officers.

Name, Principal Position, and Year	Salary ($)		Bonus ($)(1)		Option Awards ($)(2)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)
David H. Mowry,
Chief Executive Officer
2017	—		—		—	—	—		—
2018	—		—		—	—	—		—
2019(4)	310,227		100,000		—	2,741,681	2,109	(3)	3,154,017

Fuad Ahmad,
Interim Chief Financial Officer
2017	—		—		—	—	—		—
2018	—		—		—	—	—		—
2019(5)	—		—		—	—	160,650		160,650

James A. Reinstein,
Former President and Chief Executive Officer
2017	489,583		350,189		181,737	5,241,200	2,019		6,264,728
2018	575,000		112,125			478,707	3,755		1,169,587
2019	10,890	(6)	—		—	—	638,063	(7)	648,953

Sandra A. Gardiner,
Former Executive Vice President & Chief Financial Officer
2017	29,167		14,902		258,785	339,242	—		642,095
2018	350,000		34,125			251,301	3,825		639,251
2019(8)	336,875		38,500	(9)	—	263,944	39,363	(10)	678,682

R. Jason Richey,
President and Former Chief Operating Officer and Former Interim Chief Executive Officer
2017	—		—		—	—	—		—
2018(11)	241,979		—		—	2,304,903	1,042		2,547,924
2019	538,674		474,706	(12)	—	1,398,355	5,356	(13)	2,417,091

(1)

With the exception of the amount paid to Ms. Gardiner in 2019, the amounts reported in this column represent the bonus paid for each of the years covered in the table in accordance with our discretionary Management Bonus Program (see section above describing our discretionary Management Bonus Program) for our Named Executive Officers.

(2)

The amounts reported in this column represent the aggregate grant fair value of equity awards granted during each of the fiscal years 2019, 2018 and 2017 calculated in accordance with ASC Topic 718. See Note 6 of the Consolidated Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020 for a discussion of the valuation assumptions for stock-based compensation.

(3)	Amounts represent vested 401(k) employer-match contributions.
(4)

Mr. Mowry joined the company as Chief Executive Officer on July 8, 2019. Amounts reflected, if any, in the Columns titled “Salary ($)” and “Bonus ($)” represent prorated amounts based on the start date of Mr. Mowry’s employment with the Company.

(5)	Mr. Ahmad was appointed on a consulting basis as Interim Chief Financial Officer effective November 15, 2019, and 2019 amounts reflect compensation paid to the consulting firm, FLG Partners, LLC.
(6)	Mr. Reinstein resigned as an officer of the Company effective January 4, 2019, and 2019 amounts are reflective of all compensation he earned and/or received during the 2019 year.
(7)

This amount consists of a severance payment paid to Mr. Reinstein upon his resignation, as well as vested 401(k) employer-match contributions, employer contributions to a health savings account, and PTO payments required upon Mr. Reinstein’s resignation.

(8)	Ms. Gardiner resigned as an officer of the Company effective November 15, 2019, and 2019 amounts are reflective of all compensation she earned and/or received during the 2019 year.
(9)	This amount reflects payment of a special retention bonus approved by the Board related to the resignation of Mr. Reinstein in January 2019.
(10)	This amount consists of vested 401(k) employer-match contributions and paid time off payments required upon Ms. Gardiner’s resignation.
(11)

Mr. Richey joined the company as Chief Operating Officer on July 9, 2018. Amounts reflected, if any, for 2018 in the Columns titled “Salary ($)” and “Bonus ($)” represent prorated amounts based on the start date of Mr. Richey’s employment with the Company. Effective July 8, 2019, Mr. Richey was appointed President. Amounts reflected in 2019 represent all compensation he earned and/or received during the 2019 year.

(12)	This amount includes payment of a $50,500 special retention bonus approved by the Board related to the resignation of Mr. Reinstein in January 2019.
(13)	Amounts represent vested 401(k) employer-match contributions and health savings account contributions.

2019 Grants of Plan-Based Awards Table

The following table lists grants of plan-based RSU and PSU awards made to our Named Executive Officers during the fiscal year ended December 31, 2019.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Stock Awards: Number of Shares of Stock or Units	Option Awards: Number of Securities Underlying Options	Base Price of Awards ($) (1)	Grant Date Fair Value of Awards ($) (1)
Name		Threshold	Target	Maximum
Mr. Mowry	7/8/2019	—	—	—	135,794	—	20.19	2,741,681
Mr. Ahmad	—	—	—	—		—	—	—
Mr. Reinstein	—	—	—	—	—	—	—	—
Ms. Gardiner	2/12/2019	—	—	—	36,256	—	14.48	524,987
Mr. Richey	2/12/2019	—	—	—	41,436	—	14.48	599,993
	7/8/2019				54,318		20.19	1,096,680

(1)

The amounts reported in this column reflect the fair value of equity awards calculated in accordance with ASC Topic 718. See Note 6 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on March 16, 2020 for a discussion of the valuation assumptions for our stock-based compensation.

2019 Outstanding Equity Awards at Fiscal Year-End Table

The following table lists the outstanding equity incentive awards held by our Named Executive Officers as of December 31, 2019.

Name	Number of Securities Underlying Unexercised Earned Options Exercisable	Option Awards Number of Securities Underlying Unexercised Unearned Options Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Stock Awards Market Value of Shares or Units of Stock that Have Not Vested ($)	Date Awards Will be Fully Vested
Mr. Mowry	—	—	—	—
					57,712	(1)	1,165,205	7/8/2023
					67,897	(2)	1,370,840	7/8/2023
Mr. Ahmad	—	—	—	—
Mr. Reinstein
Ms. Gardiner
Mr. Richey	—	—	—	—
					42,578	(3)	1,728,667	7/9/2022
					17,610	(4)	256,402	1/1/2020
					20,718	(5)	301,654	1/1/2023
					27,159	(6)	548,340	1/1/2020
					27,159	(7)	548,340	7/8/2023

(1)

These PSU awards would have vested on March 16, 2020, subject to the achievement of each of the performance targets discussed herein. The actual number of shares that vested on March 16, 2020, represents 12.75% of the awarded shares based on the achievement (or failure to achieve) the performance targets.

(2)	One-fourth of the RSU awards underlying this award vest in equal amount on each July 8 of 2020, 2021, 2020 and 2023.
(3)

These PSU awards would have vested on March 16, 2020, subject to the achievement of each of the performance targets discussed herein. The actual number of shares that vested on March 16, 2020, represents 85% of the awarded shares based on the achievement (or failure to achieve) the performance targets.

(4)	One-fourth of the RSU awards underlying this award vest on the first, second, third and fourth anniversary of the vesting commencement date of January 1, 2019.
(5)	One-fourth of the RSU awards underlying this award vest on the first, second, third and fourth anniversary of the vesting commencement date of July 9, 2018.
(6)	The RSU awards underlying this award vest in full on January 1, 2020.
(7)	One-fourth of the RSU awards underlying this award vest on the first, second, third and fourth anniversary of the vesting commencement date of July 8, 2019.

2019 Options Exercised and Stock Vested Table

The following table lists the stock options exercised by, and stock awards vested to, our Named Executive Officers in the fiscal year ended December 31, 2019.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized Upon Vesting ($)(1)
Mr. Mowry	—	—	—	—
Mr. Ahmad	—	—	—	—
Mr. Reinstein	—	—	11,938	220,729
Ms. Gardiner	—	—	1,368	23,283
Mr. Richey	—	—	14,193	309,549

(1)	The amounts reported in this column represent the fair market value of the shares of our common stock on the vesting date of each Named Executive Officer’s outstanding RSU awards.

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our executive officers, including our Named Executive Officers, during 2019.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our executive officers, including our Named Executive Officers, during 2019.

Employment Agreements

Other than Change of Control and Severance Agreements discussed herein, we do not have employment agreements with any of our Named Executive Officers.

Potential Payments Upon Termination or Change in Control

Single Trigger

In 2017, after consulting with Compensia, the Compensation Committee recommended that we enter into revised Change of Control (“COC”) Agreements with each of our Named Executive Officers. These revised agreements provide that if a Named Executive Officer’s employment with the Company is terminated by the Company without “cause” (as defined in the applicable COC Agreement) or by the Named Executive Officer for “good reason” (as defined in the agreement) not in connection with a COC (either prior to three months before or after 12 months following a COC, as defined in the agreement) of the Company (commonly referred to as “single trigger”), the Named Executive Officer will receive, subject to signing a release of claims in favor of the Company, the following severance payment:

Named Executive Officer	Lump Sum Severance Payments
Mr. Mowry	100% of base salary; 100% of actual bonus paid in the prior fiscal year; and 12 months of COBRA reimbursement
Mr. Ahmad(3)	N/A
Mr. Reinstein(1)	N/A
Ms. Gardiner(2)	N/A
Mr. Richey	100% of base salary; 100% of actual bonus paid in the prior fiscal year; and 12 months of COBRA reimbursement

(1)	Mr. Reinstein resigned his employment with the Company effective January 4, 2019 at which time his Change of Control and Severance Agreement terminated.
(2)	Ms. Gardiner resigned her employment with the Company effective November 15, 2019 at which time her Change of Control and Severance Agreement terminated.
(3)

Mr. Ahmad was appointed on a consulting basis as Interim Chief Financial Officer effective November 15, 2019 through the consulting firm, FLG Partners, LLC and does not have a Change of Control and Severance Agreement.

Double Trigger

These agreements also provide that if a Named Executive Officer’s employment with the Company is terminated by the Company without “cause” or by the Named Executive Officer for “good reason” and such termination occurs within the period beginning three months before, and ending 12 months following, a COC of the Company and in connection with a COC (commonly referred to as “double trigger”), the Named Executive Officer will receive, subject to signing a release of claims in favor of the Company:

(I)	A severance payment based on the annual base salary as in effect immediately prior to such termination or, if greater, at the level in effect immediately prior to the COC, as follows:

Named Executive Officer	Lump Sum Severance Payments
Mr. Mowry	100% of base salary; 100% of actual bonus paid in the prior fiscal year; and 12 months of COBRA reimbursement
Mr. Ahmad(3)	N/A
Mr. Reinstein(1)	N/A
Ms. Gardiner(2)	N/A
Mr. Richey	100% of base salary; 100% of actual bonus paid in the prior fiscal year; and 12 months of COBRA reimbursement

(1)	Mr. Reinstein resigned his employment with the Company effective January 4, 2019 at which time his Change of Control and Severance Agreement terminated.
(2)	Ms. Gardiner resigned her employment with the Company effective November 15, 2019 at which time her Change of Control and Severance Agreement terminated.
(3)

Mr. Ahmad was appointed on a consulting basis as Interim Chief Financial Officer effective November 15, 2019 through the consulting firm, FLG Partners, LLC and does not have a Change of Control and Severance Agreement.

and

(II)

Automatic vesting in full of all outstanding and unvested equity awards that solely vest on a time basis held by each Named Executive Officer as of the date of the COC. If, however, such equity awards are to vest and/or the amount of the awards to vest is to be determined based on the achievement of performance criteria (e.g. PSU), then the equity awards are cancelled.

The COC Agreements are for an initial term of three years, and will extend for an additional year unless the Company or the applicable Named Executive Officer provides written notice at least 60 days prior to the third anniversary of the COC Agreement. The COC Agreements of our Named Executive Officers expire as follows:

Named Executive Officer	COC Expiration Date
Mr. Mowry	July 8, 2023
Mr. Ahmad(3)	N/A
Mr. Reinstein(1)	N/A
Ms. Gardiner(2)	N/A
Mr. Richey	July 9, 2021

(1)

Mr. Reinstein resigned all positions with the Company on January 4, 2019 and entered into a Separation Agreement and Release at that time which supersedes and replaces all agreements with the Company related to his employment with and separation from the Company.

(2)	Ms. Gardiner resigned all positions with the Company on November 15, 2019.
(3)

Mr. Ahmad was appointed on a consulting basis as Interim Chief Financial Officer effective November 15, 2019 through the consulting firm, FLG Partners, LLC and does not have a Change of Control and Severance Agreement.

For purposes of these agreements, “cause” means a Named Executive Officer’s termination of employment only upon:

(i)

His or her willful failure to substantially perform his or her duties (subject to notice and a reasonable period to cure), other than a failure resulting from his or her complete or partial incapacity due to physical or mental illness or impairment;

(ii)	His or her willful act which constitutes gross misconduct and which is injurious to the Company;

(iii)	His or her willful breach of a material provision of the agreement (subject to notice and reasonable period to cure); or

(iv)	His or her knowing, material and willful violation of a federal or state law or regulation applicable to the business of the Company.

For purposes of these agreements, “good reason” means a Named Executive Officer’s termination of employment within 90 days following the expiration of any cure period following the occurrence of one or more of the following, without his or her consent:

(i)	a material reduction in his or her authority, duties, or responsibilities relative to duties, position or responsibilities in effect immediately prior to such reduction;

(ii)	a material reduction in his or her cash compensation as in effect immediately prior to such reduction; or

(iii)

a material change in the geographic location at which he or she must perform services (in other words, the relocation of the Named Executive Officer to a facility that is more than 50 miles from his or her then-current location).

The following table lists our current Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” on April 1, 2020 not in connection with a change of control of the Company.

Name	Estimated Total Value of Cash Payment ($)		Estimated Total Value of Health Coverage Continuation ($)
Mr. Mowry	650,000	(1)	23,891.50
Mr. Ahmad(2)	N/A		N/A
Mr. Richey(3)	999,206		17,742.61

(1)

Mr. Mowry joined the Company on July 8, 2019 and was not eligible for a Management Bonus and did not receive an “actual bonus paid” as described in the Change of Control and Severance Agreement. Accordingly, this estimate does not reflect any actual bonus paid in 2019.

(2)

Mr. Ahmad was appointed on a consulting basis as Interim Chief Financial Officer effective November 15, 2019 through the consulting firm, FLG Partners, LLC and does not have a Change of Control and Severance Agreement.

(3)	Mr. Richey did not receive a Management Bonus in 2019 for the Company’s performance in 2018. Accordingly, this estimate does not reflect any actual bonus paid in 2019.

The following table lists our current Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” in connection with a change of control of the Company on April 1, 2020.

Name	Estimated Total Value of Cash Payment ($)	Estimated Total Value of Health Coverage Continuation ($)	Value of Accelerated Equity ($)(1)
Mr. Mowry	650,000	23,891.50	2,536,046
Mr. Ahmad(2)	N/A	N/A	N/A
Mr. Richey	999,206	17,742.61	3,383,403

(1)

We estimated the value of acceleration of any outstanding and unvested stock option and RSU awards held by each of our current Named Executive Officers based on a market price of $12.60 per share for Cutera common stock at close of the market on April 1, 2020. Awards that vest based on the achievement of performance criteria (e.g. PSUs) are cancelled in accordance with the terms of our 2019 Equity Incentive Plan.

(2)

Mr. Ahmad was appointed on a consulting basis as Interim Chief Financial Officer effective November 15, 2019 through the consulting firm, FLG Partners, LLC and does not have a Change of Control and Severance Agreement.

Severance payments upon termination or change in control would be payable to the recipient only if the Named Executive Officer signs and does not revoke a release of claims with the Company (in a form reasonably acceptable to the Company) and provided that such release of claims becomes effective no later than sixty (60) days following the termination date. In addition, the Named Executive Officer would need to have complied and agreed to comply with the terms of any confidential information agreement executed by Named Executive Officer in favor of the Company and the provisions of the severance agreements.

Principal Executive Officer Pay Ratio Disclosure

Pursuant to a mandate of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and Item 402(u) of Regulation S-K, we are providing disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). The Company’s PEO for a substantial portion of 2019 was Mr. Mowry and thus is used for the below-calculation. When identifying the median employee, the Board determined that there has been no change between 2018 and 2019 in our employee population or employee compensation arrangements that it believes would significantly impact the pay ratio disclosure.

	PEO(1) ($)		Median Employee(2) ($)
Total Compensation(3)	3,493,790		102,262
PEO to Median Employee Pay Ratio		34.2:1
Pay Ratio Excluding Initial Award And Relocation Bonus(4)		6.4:1

(1)	Because Mr. Mowry began serving as the PEO on July 8, 2019, the Total Compensation for PEO is reflective of a Mr. Mowry’s annualized compensation in 2019.
(2)

Our median employee was determined using all employees as of December 31, 2017, exclusive of our Chief Executive Officer. At that time, we had two employees who were the median employee, one of which remained employed with us as of December 31, 2019. Since the time at which we selected our median employee, there has been no change in our employee population or employee compensation arrangements that we believe would significantly impact the pay ratio disclosure. Wages and salaries were annualized for those employees that were not employed for the full year of 2017. Base salary and cash bonus or sales commission, as appropriate, were considered when determining the median employee. We elected not to include grant date fair value of equity awards in determining the median employee because we determined that equity was not granted widely enough throughout the organization, and could serve to artificially skew the analysis. All compensation not paid in US dollars was converted to US dollars using the historic exchange rate made available by the Federal Reserve System of the U.S. as of December 31 of the year in which the compensation was earned. All equity for our Chief Executive Officer was recorded at grant date fair value.

(3)	Total Compensation includes all components recorded in the Summary Compensation Table with salary for Mr. Mowry annualized.
(4)

We have elected to also disclose a supplemental ratio that excludes both (a) the grant date fair value of the non-standard equity award granted to our Chief Executive Officer in July 2019, and (b) the $100,000 relocation bonus paid to our Chief Executive Officer. Our Chief Executive Officer’s annual total compensation for 2019 includes non-recurring awards of 67,897 restricted stock units vesting 25% of the shares on each of the first four anniversaries of the vesting commencement date (July 8, 2019). The award has a grant date fair value of $1,370,840. Our Chief Executive Officer’s annual total compensation for 2019 also includes a non-recurring performance award of 67,897 performance stock units vesting subject to performance-based criteria relating to the achievement of the Company’s annual operating budget for non-GAAP operating margin measured over four performance periods that consist of the period of 2019 during which Mr. Mowry is employed with the Company and each of the Company’s fiscal years 2020, 2021 and 2022, with the percentage of the target Shares subject to the award allocated to each such performance periods equal to 15%, 25%, 30%, and 30%, respectively.. The award has a grant date fair value of $1,370,840. We do not generally make awards of this nature to our Chief Executive Officer annually. This is not expected to be a recurring award. This award was made after consultation with the Compensation Committee’s compensation consultant, Compensia, and was intended to be an initial inducement award upon joining the Company.

Director Compensation

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board.

The following table sets forth a summary of the cash compensation paid, and the grant date fair value of shares of Cutera common stock which vest over a one-year period, awarded to our non-employee directors in the fiscal year ended December 31, 2019.

2019 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
J. Daniel Plants	101,750	99,989	—	201,739
David B. Apfelberg, M.D.(4)	53,500	99,989	—	153,489
Gregory A. Barrett	108,500	99,989	—	208,489
Elisha W. Finney(5)	35,000	—	—	35,000
Timothy J. O’Shea	100,000	99,989	—	199,989
Clinton H. Severson(5)	33,250	—	—	33,250
Joseph E. Whitters	46,250	150,682	—	196,932
Katherine S. Zanotti	41,250	150,682	—	191,932

(1)	The amounts reported in this column were earned in connection with serving on our Board and its various committees, and include service as Board or Committee Chairperson.
(2)

The amounts reported in this column represent the aggregate grant date fair value of shares of Cutera common stock awarded during the fiscal year ended December 31, 2019 to each of the non-employee directors.

(3)	The amounts reported in this column represent fees for services provided for other than serving on our Board or its committees.
(4)	Will not stand for re-election at the Company’s 2020 Annual Meeting of Stockholders, however will serve as a director until then.
(5)	Ceased serving as a director as of the Company’s 2019 Annual Meeting of Stockholders held on June 14, 2019.

As of April 1, the non-employee directors’ holdings and target guidelines were as follows:

Non-Employee Directors	Stock Beneficial Ownership as of April 1, 2020		Minimum Stock Ownership Required(1)
J. Daniel Plants	15,873	(3)	5,200
David B. Apfelberg(2)	10,786		5,200
Gregory A. Barrett	47,577		5,200
Timothy J. O’Shea	44,285		5,200
Joseph E. Whitters	87,446		5,200
Katherine S. Zanotti	9,946		5,200

(1)	Based on the closing stock price of $12.60 on April 1, 2020, all non-employee directors already beneficially owned shares that exceed the minimum stock ownership required.
(2)	In August of 2019, Mr. Apfelberg informed the Board that he would not stand for re-election.
(3)

Mr. Plants is the Managing Partner of Voce Capital Management LLC, the holder of 295,978 shares (approximately 2.1%) of our outstanding common stock as of April 1, 2020. While Mr. Plants has disclaimed beneficial ownership of the shares owned by Voce Capital Management LLC, except to the extent of his pecuniary interest therein, he has the sole or shared voting power of the shares represented here.

Compensation of the Board of Directors for Their Position on the Board and its Committees

Effective October 31, 2017, on the recommendation of the Compensation Committee after consultation with the Compensation Committee’s external compensation consultant, Compensia, the Board approved certain revisions to Board compensation. Thereafter, each non-employee director appointed to the Board earned the following compensation:

•	$50,000 for service as the Chairperson of the Board;

•	$45,000 for service as a Board member;

•	Annual equity award of restricted shares with a grant date fair value of $100,000 for service as a Board member vesting over a one year period on the occurrence of the Annual Meeting of Stockholders;

•

Initial equity award for new non-employee directors of restricted shares with a grant date fair value of $150,000, one-third of such shares to vest on each of the first three anniversaries of the date the Board appoints, or the stockholders elect, the new outside director;

•	$6,000 additionally for service as a Compensation Committee member;

•	$7,500 additionally for service as an Audit Committee member;

•	$20,000 additionally for service as Chairperson of the Audit Committee;

•	$20,000 additionally for service as Chairperson of the Compensation Committee; and

•	$9,000 additionally for service as Chairperson of the Nominating and Corporate Governance Committee; and

•	$5,000 additionally for service as a Nominating and Corporate Governance Committee member.

•	$9,000 additionally for service as Chairperson of the Enterprise Risk Committee; and

•	$5,000 additionally for service as an Enterprise Risk Committee member.

Equity Awards for Members of the Board of Directors

Our Amended and Restated 2004 Equity Incentive Plan provides for the automatic grant of options to purchase shares of Cutera common stock to our non-employee directors. Until October 31, 2017, each non-employee director appointed to the Board received an initial option to purchase 14,000 shares of Cutera common stock upon his or her appointment. Each of these stock options had an exercise price equal to fair market value of Cutera common stock on the date of grant and a term of seven years, and becomes exercisable as to one-third of the shares subject to the option on each of the first three anniversaries of its date of grant, provided the non-employee director remains a director. In addition, until October 31, 2017, each non-employee director, who is a director on the date of each Annual Meeting of Stockholders and has been a director for at least the preceding six months, received an award of shares represented by the quotient of $60,000 divided by the closing market price of Cutera common stock on the date of such Annual Meeting of Stockholders. These shares vest on the one-year anniversary of the grant date. Effective October 31, 2017, the Board revised various elements of non-employee director compensation to provide for an annual grant to non-employee directors of shares of restricted stock pursuant to the Company’s Amended and Restated 2004 Equity Incentive Plan, as amended, with a grant date fair market value of $100,000, and which vest on the next Annual Meeting of Stockholders. The Board also approved a revision to outside directors’ initial award in the form of a one-time award of shares of restricted stock with a grant date fair value of $150,000, one-third of such shares to vest on each of the first three anniversaries of the date the Board appoints, or the stockholders elect, the new outside director. The award replaces the initial option to purchase 14,000 shares of Cutera common stock upon his or her appointment.

Information on Compensation Risk Assessment

Management periodically reviews our incentive compensation programs at all levels within the organization. Employee cash bonuses are based on company-wide and individual performance, and management (with respect to our non-executive employees), our Compensation Committee (with respect to our executive officers, other than our CEO), and the Board (with respect to our CEO) have discretion to adjust bonus payouts. Equity awards for new hires are based on the employee’s position, prior experience, qualifications, and the market for particular types of talent, and any additional grants are based on employee performance and retention requirements. Equity awards have long-term vesting requirements to ensure that recipients’ focus is on our long-term success.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on such review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report.

The foregoing report is provided by the undersigned members of the Compensation Committee.

Gregory A. Barrett, Chairperson

David B. Apfelberg, M.D.

Katherine S. Zanotti

Item 12. Security Ownership of Certain Beneficial Owners and Current Management

The following table provides information relating to the beneficial ownership of our common stock as of April 1, 2020, by:

•	each stockholder known by us to own beneficially more than 5% of our common stock;

•	each of our current named executive officers (including our Chief Executive Officer, our Interim Chief Financial Officer and our President);

•	each of our former Named Executive Officers;

•	each of our current directors; and

•	our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of April 1, 2020, through the exercise of any stock option or other right. The number and percentage of shares beneficially owned is computed on the basis of 14,578,146 shares of our common stock outstanding as of April 1, 2020 plus, for each beneficial owner, the amount of shares issuable to such beneficial owner upon the exercise of warrants and options that are exercisable within 60 days. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by principal stockholders or Schedules 13D and 13G filed with the SEC.

Shares of our common stock that a person has the right to acquire within 60 days of the Record Date are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The address for those persons for which an address is not otherwise provided is c/o Cutera, Inc., 3240 Bayshore Blvd., Brisbane, California 94005-1021.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Warrants and Options Exercisable Within 60 Days	Approximate Percent Owned
GAMCO Investors, Inc. One Corporate Center Rye, New York 10580	2,104,247	(1)	—	15.0%
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,162,886	(2)	—	15.2%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	909,051	(3)	—	6.38%
R. Jason Richey	165,817		—	*
James A. Reinstein	134,445		—	*
David H. Mowry	106,930		—	*
Joseph E. Whitters	87,446		—	*
Gregory A. Barrett	47,577		—	*
Timothy J. O’Shea	44,285		—	*

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Warrants and Options Exercisable Within 60 Days	Approximate Percent Owned
Sandra A. Gardiner	31,161	6,003	*
J. Daniel Plants(4)	15,873	14,000	*
David L. Apfelberg	10,786	—	*
Katherine S. Zanotti	9,946	—	*
Fuad Ahmad(5)	—	—	*
All current directors and executive officers as a group (11 persons)	453,691	14,000	2.3%

*	Less than 1%.
(1)

As reported in Amendment No. 10 to Schedule 13D filed by GAMCO Investors, Inc. on January 25, 2019 with the SEC. The aggregate number of shares reported relates to 2,104,247 shares owned as follows: 636,407 by Gabelli Funds, LLC (“Gabelli Funds”), 1,074,201 by GAMCO Asset Management Inc. (“GAMCO”) and 393,639 by Teton Avisors, Inc. Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons. GCIA is deemed to have beneficial ownership of the shares owned beneficially by G.research, LLC. Associated Capital Group, Inc. (“AC”), GAMCO Investors, Inc. (“GBL”) and GGCP, Inc. (“GGCP”) are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. Each of the foregoing persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have authority to vote 47,800 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares of the Company held by the Funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the Proxy Voting Committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mario Gabelli, AC, GBL, and GGCP is indirect with respect to shares beneficially owned directly by the other persons.

(2)	As reported in Amendment No. 5 to Schedule 13G filed by BlackRock, Inc. on February 4, 2020 with the SEC.
(3)

As reported in Amendment No. 1 to Schedule 13G filed by The Vanguard Group on February 12, 2020 with the SEC. Such beneficial owner reported that it has sole power to vote or direct the vote over 29,549 shares of our common stock, the shared power to vote or direct the vote over 973 shares of our common stock, the sole power to dispose or direct the disposition of 880,220 shares of our common stock, and the shared power to dispose or direct the disposition of 28,831 shares of our common stock.

(4)

Mr. Plants is the Managing Partner of Voce Capital Management LLC, the holder of 390,389 shares (approximately 2.7%) of our outstanding common stock as of April 1, 2020. Mr. Plants has disclaimed beneficial ownership of the shares owned by Voce Capital Management LLC, except to the extent of his pecuniary interest therein, however he has the sole or shared voting power of the shares reflected in this table.

(5)

Mr. Ahmad is serving as Interim Chief Financial Officer as an employee of FLG Partners, LLC, who we have engaged to provide us with an interim chief financial officer on November 15, 2019. Thus, Mr. Ahmad does not own beneficially own any shares.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved each of our equity compensation plans, which are as follows:

•	2019 Equity Incentive Plan; and

•	2004 Employee Stock Purchase Plan.

The following table provides information regarding the shares of Cutera common stock that may be issued upon the exercise of stock options, RSUs, PSUs, and the projected ESPP contributions under our equity compensation plans as of December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) ($)
Equity compensation plans approved by security holders	350,626	25.52	(1)	1,193,344
Equity compensation plan not approved by security holders	—	—		—
Total	350,626	$25.52	(1)	1,193,344

(1)	The weighted average exercise price does not take into account outstanding RSUs or PSUs, which have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We describe below transactions and series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

•	the amounts involved exceeded or are expected to exceed $120,000; and

•

any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related party), had or will have a direct or indirect material interest.

Change of Control and Severance Agreements

We have entered into change of control severance agreements with our Named Executive Officers. See “Named Executive Officers and Executive Compensation—Potential Payments Upon Termination or Change in Control.”

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. We did not have a formal review and approval policy for related party transactions at the time of any of the transactions described above. However, all of the transactions described above were entered into after presentation, consideration and approval by our Board and/or our Audit Committee.

Item 14. Principal Accountant Fees and Services.

To help ensure the independence of the Independent Registered Public Accounting Firm, the Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its Independent Registered Public Accounting Firm. Pursuant to this policy, all audit and non-audit services to be performed by the Independent Registered Public Accounting Firm must be approved in advance by the Audit Committee. The Audit Committee may delegate to one or more of its members the authority to grant the required approvals, provided that any exercise of such authority is presented to the full Audit Committee at its next regularly scheduled meeting.

All of the services provided by BDO described in the table below were approved by the Audit Committee.

The aggregate fees incurred by the Company for audit and non-audit services in 2019 and 2018 were as follows:

Service Category	2019 ($)	2018 ($)

BDO USA LLP:
Audit Fees(1)	$879,125	$709,225
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
Non-Audit Fees(2)	$—	$—
Total BDO USA LLP	$879,125	$709,225

(1)

In accordance with the SEC’s definitions and rules, audit fees are comprised of billed fees and fees expected to be billed for professional services related to the audit of financial statements and internal control over financial reporting for the Company’s 2019 and 2018 fiscal years as included in the annual report on Form 10-K; and the review of financial statements for interim periods included in the quarterly reports on Form 10-Q within those years.

(2)	This category consists of fees for services rendered related to Internal Revenue Code, Sections 382 and 383 compliance to support the audit and financial statement disclosure.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed in Part II of the Annual Report on the Original 10-K:

1. Financial Statements

The Financial Statements required by this item are listed on the Index to Financial Statements in Part IV, Item 15(a)1 of the Original 10-K.

2. Financial Statement Schedule

Schedules have been omitted because they are either not required, not applicable, or the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

3.2	Bylaws of the Registrant (filed as Exhibit 3.4 to the Company’s Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference)

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference)

4.2	Description of the Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019 and incorporated herein by reference)

10.2*	1998 Stock Plan (filed as Exhibit 10.2 to the Company’s registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)

10.3*	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference)

10.4	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California (filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)

10.5	Settlement Agreement between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference)

10.6	Non-Exclusive Patent License between the Registrant and Palomar Medical Technologies, Inc. dated June 2, 2006 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 6, 2006 and incorporated herein by reference)

10.7*	Form of Performance Unit Award Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference)

10.8*	2019 Equity Incentive Plan (filed as Appendix A to the Company’s definitive proxy statement on Form 14A filed on April 30, 2019 and incorporated herein by reference)

10.9	First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2010 and incorporated herein by reference)

10.10*	Change of Control and Severance Agreement between Kevin P. Connors and the Registrant (filed as Exhibit 10.20 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.11*	Change of Control and Severance Agreement between Ronald J. Santilli and the Registrant (filed as Exhibit 10.21 to our Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.12*	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.13*	Change of Control and Severance Agreement between James Reinstein and the Registrant (filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 11, 2017 and incorporated herein by reference)

10.14	Lease Termination Agreement dated July 6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to our Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.15	Second Amendment to Lease dated July 6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.16	Transition Agreement dated July 12, 2017 by and between the Company and Ronald J. Santilli (filed as Exhibit 10.28 to our Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.17*	Chief Financial Officer Consulting Agreement dated July 12, 2017 by and between the Company and Sandra A. Gardiner (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.18	Loan and Security Agreement dated May 30, 2018 by and between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference).

10.19	Separation Agreement dated January 4, 2019 by and between the Company and James Reinstein (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K on January 9, 2019 and incorporated herein by reference).

10.20	First Amendment and Wavier to the Loan and Security Agreement dated November 2, 2018 by and between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

10.21	Second Amendment and Waiver to the Loan and Security Agreement dated March 11, 2019 by and between the Company and Wells Fargo Bank N.A. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

10.22*	Employment Offer Letter dated June 22, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2019 and incorporated herein by reference)

10.23*	Change of Control and Severance Agreement dated July 8, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 9, 2019 and incorporated herein by reference)

10.24*	Consulting Agreement between Cutera, Inc. and FLG Partners, effective November 11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2019 and incorporated herein by reference)

21.1+	List of Subsidiaries of Registrant

Exhibit No.	Description

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the 14th day of April, 2020.

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

Signature	Title	Date

/s/ DAVID H. MOWRY David H. Mowry	Chief Executive Officer and Director (Principal Executive Officer)	April 14, 2020

/s/ FUAD AHMAD Fuad Ahmad	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2020

/s/ J. DANIEL PLANTS J. Daniel Plants	Chairman of the Board of Directors	April 14, 2020

/s/ DAVID B. APFELBERG David B. Apfelberg	Director	April 14, 2020

/s/ GREGORY A. BARRETT Gregory A. Barrett	Director	April 14, 2020

/s/ JOSEPH E. WHITTERS Joseph E. Whitters	Director	April 14, 2020

/s/ TIM O’SHEA Tim O’Shea	Director	April 14, 2020

/s/ KATHERINE S. ZANOTTI Katherine S. Zanotti	Director	April 14, 2020