Form 10-Q
period 2020-03-31
CUTERA INC
filed 2020-05-11
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2020, was 17,463,025.

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, Cutera®,AccuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™,ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Vantage®, and xeo® ®

These trademarks and trade names are the property of Cutera or the property of its consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, its trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and tradenames.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$14,774	$26,316
Marketable investments	4,746	7,605
Accounts receivable, net of allowance for credit losses of $937 and $1,355, respectively	15,660	21,556
Inventories	36,941	33,921
Other current assets and prepaid expenses	4,831	5,648
Total current assets	76,952	95,046

Property and equipment, net	2,687	2,817
Deferred tax asset	408	423
Operating lease-right-of-use assets	7,143	7,702
Goodwill	1,339	1,339
Other long-term assets	5,901	6,411
Total assets	$94,430	$113,738

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,604	$12,685
Accrued liabilities	23,663	30,307
Operating lease liabilities	2,204	2,800
Extended warranty liability	1,765	1,999
Deferred revenue	10,180	10,831
Total current liabilities	52,416	58,622

Deferred revenue, net of current portion	2,789	3,391
Income tax liability	93	93
Operating lease liabilities, net of current portion	5,149	5,112
Other long-term liabilities	447	578
Total liabilities	60,894	67,796

Commitments and Contingencies (Notes 12 and 13)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 14,578,146 and 14,315,586 shares at March 31, 2020 and December 31, 2019, respectively	15	14
Additional paid-in capital	82,292	82,346
Accumulated deficit	(48,772)	(36,358)
Accumulated other comprehensive income (loss)	1	(60)
Total stockholders’ equity	33,536	45,942
Total liabilities and stockholders’ equity	$94,430	$113,738

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net revenue:
Products	$26,391	$30,762
Service	5,848	5,264
Total net revenue	32,239	36,026
Cost of revenue:
Products	14,103	15,541
Service	3,800	3,176
Total cost of revenue	17,903	18,717
Gross profit	14,336	17,309

Operating expenses:
Sales and marketing	14,789	16,104
Research and development	3,870	3,706
General and administrative	7,806	5,525
Total operating expenses	26,465	25,335
Loss from operations	(12,129)	(8,026)
Interest and other expense, net	(207)	(79)
Loss before income taxes	(12,336)	(8,105)
Income tax expense	78	115
Net loss	$(12,414)	$(8,220)

Net loss per share:
Basic and Diluted	$(0.86)	$(0.59)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	14,433	14,017

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(12,414)	$(8,220)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	-	6
Less: Reclassification adjustment for losses on investments recognized during the period	61	-
Net change in unrealized gain (loss) on available-for-sale investments	61	6
Other comprehensive gain (loss), net of tax	61	6
Comprehensive loss	$(12,353)	$(8,214)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three Months Ended March 31, 2020 and 2019

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Exercise of stock options	22,291		200	-	-	200
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	240,269	1	(2,234)	-	-	(2,233)
Stock-based compensation expense	-	-	1,980	-	-	1,980
Net loss	-	-	-	(12,414)	-	(12,414)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	61	61
Balance at March 31, 2020	14,578,146	$15	$82,292	$(48,772)	$1	$33,536

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Exercise of stock options	15,032	-	131	-	-	131
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	51,491	-	(490)	-	-	(490)
Stock-based compensation expense	-	-	1,307	-	-	1,307
Net loss	-	-	-	(8,220)	-	(8,220)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	6	6
Balance at March 31, 2019	14,035,375	$14	$71,399	$(32,230)	$(63)	$39,120

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,414)	$(8,220)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,980	1,307
Depreciation of tangible assets	360	411
Amortization of contract acquisition costs	717	690
Change in deferred tax asset	15	6
Provision for credit losses	590	98
Other	35	103
Changes in assets and liabilities:
Accounts receivable	5,306	403
Inventories	(3,020)	1,355
Other current assets and prepaid expenses	807	(916)
Other long-term assets	(207)	(679)
Accounts payable	1,919	(942)
Accrued liabilities	(6,567)	(1,467)
Extended warranty liabilities	(234)	(492)
Other long-term liabilities	-	(140)
Deferred revenue	(1,253)	525
Income tax liabilities	-	5
Net cash used in operating activities	(11,966)	(7,953)

Cash flows from investing activities:
Acquisition of property, equipment and software	(230)	(65)
Proceeds from maturities of marketable investments	6,800	3,200
Purchase of marketable investments	(3,930)	(1,586)
Net cash provided by investing activities	2,640	1,549

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	201	131
Taxes paid related to net share settlement of equity awards	(2,234)	(490)
Payments on finance lease obligations	(183)	(131)
Net cash used in financing activities	(2,216)	(490)

Net decrease in cash and cash equivalents	(11,542)	(6,894)
Cash and cash equivalents at beginning of period	26,316	26,052
Cash and cash equivalents at end of period	$14,774	$19,158

Supplemental disclosure of non-cash items:
Assets acquired under capital lease	$-	$192

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) provides energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: excel, enlighten, Juliet, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex ) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.

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

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin.

In March 2020, the WHO declared the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The COVID-19 outbreak is negatively affecting the United States and global economies. As the COVID-19 outbreak continues to spread, and governmental authorities order quarantines, shelter-in-place, and similar mandates, or Governmental Mandates, or the perception that such Governmental Mandates or other restrictions on the conduct of business operations could occur, related to the COVID-19 outbreak, it has affected and the Company expects it will continue to affect its operations and those of third parties on which the Company relies, which would cause disruptions in its supply chain and contract manufacturing operations. The extent of the COVID-19 impact on its supply chain and its future revenues is difficult for us to quantify at this time. The Company currently has inventory on hand to meet its forecasted demand for the next 120-180 days, but the Company must be able to continue to have access to its supply chain to meet demand beyond that period.

Beginning in the second half of its first quarter of 2020, and through the date of this report, the Company has experienced decreasing levels of customer demand for its products. As a result of COVID-19, some of its customers are being required to shelter-in-place and are not working.

In cases where its customers are working, they are performing fewer procedures. When they are performing procedures, customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures are getting cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company's customers may cancel orders for laser systems or will use less consumables. Some of its customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by its customers, the Company may also encounter problems collecting on its receivables. A reduction in customer orders would reduce the amount of revenue that the Company expects to obtain. The Company expects this reduction to continue through the second quarter of 2020, and perhaps for the remainder of 2020, but its extent cannot be quantified at this time. The aforementioned factors and trends may also impact demand for its service contracts. Its customers’ patients are also feeling the economic impact of the current pandemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work or have to allocate their cash to other priorities. The Company expects that many of the patients of its customers will return slowly as the economic environment improves and revenue from its customers will begin to improve again as a result of the economic conditions improving and more procedures being performed.

In response to the COVID-19 outbreak, the Company is taking actions to reduce expenses, including discontinuing nonessential services and programs, instituting controls on travel and entertainment, implementing further cost-cutting measures and evaluating whether improved efficiencies can be obtained in its workforce. For example, the directors on its board of directors have agreed to a 25% reduction in their fees, its Chief Executive Officer and its President and Chief Operating Officer have each agreed to a 25% reduction in their salaries and other members of management have also agreed to significant reductions in their salaries, until such time as its business operations and economic conditions improve. The Company has also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of its workforce. In addition, in order to further conserve cash, management has agreed to have the bonuses owed to them from the 2019 Management Bonus Program paid mostly in equity rather than in cash.

As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred, and has determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2020.  The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its consolidated statements of financial position as of March 31, 2020 and 2019, its consolidated statements of results of operations, comprehensive loss, changes in equity, and cash flows for the three months ended March 31, 2020, and 2019. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period.  Presentation of certain prior year balances have been updated to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020.

Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the SEC applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in its annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the Notes to condensed consolidated financial statements refer to the Company’s continuing operations. Note 1 provides information about the Company’s adoption of the new accounting standard for credit losses.

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

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, allowance for credit losses, and sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, incremental borrowing rates related to the Company’s leases, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, fair value of investments, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326):"Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, available for sale securities and held-to-maturity debt securities. An entity with available for sale securities and trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required. The Company adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis. Upon adoption, the standard did not have a material impact on the Consolidated Financial Statements.

The Company identified trade receivables and available-for-sale debt securities as impacted by the new guidance. However, the Company determined that the historical losses related to these available-for-sale debt securities are not material as the Company invests in high grade short-term securities.

The Company establishes an allowance for credit losses on trade receivables based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical loss information, and current conditions and forecasted information, and write-off amounts against the allowance when they are deemed uncollectible. At March 31, 2020 the Company adjusted the impairment rate to reflect the extent to which current conditions differ from the conditions that existed for the period over which historical loss information was evaluated. In the three months ended March 31, 2020, inputs to the Company’s CECL forecast incorporated forward-looking adjustments associated with the COVID-19 pandemic which were incorporated due to the uncertainty of the economic impact on cash flows from the Company's trade receivables.

The Company’s allowance for credit losses was $937,000 and $1,355,000 as of March 31, 2020 and December 31, 2019.  During the quarter ended March 31, 2020, the Company recognized a provision for credit losses of $590,000 and wrote off $1,008,000 against the allowance for credit losses.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement”, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update are effective for the Company beginning with fiscal year 2020, with early adoption permitted. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements Not Yet Adopted by the Company

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

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities have been classified and accounted for as available-for-sale securities. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying condensed consolidated balance sheets. Investments in available-for-sale debt securities are measured at fair value under the guidance in ASC 320. Credit losses on impaired available-for-sale debt securities are recognized through an allowance for credit losses. Under ASC 326, credit losses recognized on an available-for-sale debt security should not reduce the net carrying amount of the available-for-sale debt security below its fair value. Any changes in fair value unrelated to credit are recognized as an unrealized gain or loss in other comprehensive income.

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

March 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$14,774	$-	$-	$14,774

Marketable investments:
U.S. government notes	804	1	-	805
Commercial paper	3,941	1	(1)	3,941
Total marketable investments	4,745	2	(1)	4,746

Total cash, cash equivalents and marketable investments	$19,519	$2	$(1)	$19,520

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,316	$-	$-	$26,316

Marketable investments
U.S. government notes	4,114	-	-	4,114
Commercial paper	3,491	-	-	3,491
Total marketable securities	7,605	-	-	7,605

Total cash, cash equivalents and marketable securities	$33,921	$-	$-	$33,921

As of March 31, 2020 and December 31, 2019, the net unrealized gains (losses) were $1,000 and Nil, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of March 31, 2020 (in thousands):

Amount
Due in less than one year	$4,746
Due in 1 to 3 years	-
Total marketable investments	$4,746

Note 3. Fair Value of Financial Instruments

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

As of March 31, 2020, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$9,224	$-	$-	$9,224
Marketable investments:
Available-for-sale securities	805	3,941	-	4,746
Total assets at fair value	$10,029	$3,941	$-	$13,970

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

Corporate debt, U.S. government-backed securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The average remaining maturity of the Company’s Level 2 investments as of March 31, 2020 is 0.1 years and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended March 31, 2020 and December 31, 2019, respectively.

Note 4. Balance Sheet Details

Inventories

As of March 31, 2020 and December 31, 2019, inventories consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Raw materials	$19,092	$17,935
Work in process	3,161	2,016
Finished goods	14,688	13,970
Total	$36,941	$33,921

Accrued Liabilities

As of March 31, 2020 and December 31, 2019, accrued liabilities consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Accrued payroll and related expenses	$11,842	$14,341
Sales and marketing accruals	1,581	2,527
Warranty liability	3,398	4,401
Sales tax	1,443	3,922
Other	5,399	5,116
Total	$23,663	$30,307

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This was related to a voluntary action initiated by the Company to replace a component in one of the Company’s legacy products. The remediation plan consists primarily of replacement of a component in the system. The accrued liability consisted of cost of materials and labor to replace the component in all units that are under the Company's standard warranty or are covered under the existing extended warranty contracts. The Company recorded a liability of approximately $5.0 million in 2018.

As of March 31, 2020 and December 31 2019, approximately $0.5 million of the total product remediation liability balance was accrued as a component of the Company’s product warranty and included in accrued liabilities, and $1.8 million and $2.0 million, respectively, was separately recorded as Extended warranty liabilities. Total costs incurred related to product warranty and Extended warranty liabilities during the three months ended March 31, 2020 were Nil and $0.2 million, respectively. Total costs incurred related to product warranty and Extended warranty liabilities during the three months ended March 31, 2019 were $0.1 million and $0.5 million, respectively.

Note 5. Warranty and Extended Service Contract

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

The following table provides the changes in the product standard warranty accrual for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning Balance	$4,401	$4,666
Add: Accruals for warranties issued during the period	860	1,444
Less: Settlements made during the period	(1,863)	(2,048)
Ending Balance	$3,398	$4,064

The $1.8 million and $2.0 of settlements made in the three months ended March 31, 2020 and 2019 exclude costs related to extended service contract cost of $0.2 million and 0.5 million, respectively, to replace a component in one of the Company's legacy products.

Note 6. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation, training and extended marketing support service. Approximately 78% of the Company’s deferred revenue balance of $12.9 million as of March 31, 2020 will be recognized over the next 12 months.

The following table provides changes in the deferred revenue balance for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Beginning Balance	$14,222	$12,566
Add: Payments received	2,058	3,173
Less: Revenue	(3,312)	(2,649)
Ending Balance	$12,969	$13,090

Costs for extended service contracts were $2.2 million and $2.0 million for the three months ended March 31, 2020 and 2019, respectively.

Note 7. Revenue

Effective January 1, 2018, the Company recognizes revenue under ASC Topic 606. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 18% and 15% respectively, of the Company’s total revenue for the three months ended March 31, 2020 and 2019.

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

Consumables and other accessories

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

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of March 31, 2020 and December 31, 2019, the accrual for the loyalty program included in accrued liabilities was $0.3 million and $0.2 million, respectively.

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

Total capitalized costs as of the three months and twelve months ended March 31, 2020 and December 31, 2019, respectively, were $4.1 million and $4.6 million and are included in Other long-term assets in the Company’s consolidated balance sheet. Amortization expense for these assets was $0.7 million and $0.7 million, respectively, during the three months ended March 31, 2020 and March 31, 2019 and are included in sales and marketing expense in the Company’s consolidated statement of operations.

Note 8. Stockholders’ Equity and Stock-based Compensation Expense

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

The Company’s Board of Directors granted its executive officers, senior management and certain employees 71,678 performance stock units (“PSUs”) during the quarter ended March 31, 2020. The PSUs granted in the quarter ended March 31, 2020 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2020 fiscal year which consist of the achievement of revenue targets for consumable products, and the achievement of specific product milestones.

The Company’s Board of Directors also granted its executive officers, senior management and certain employees 363,119 RSUs during the quarter ended March 31, 2020. The annual RSUs granted vest over four years at 25% on each anniversary of the grant date.

Under the 2004 Plan, as amended, the Company issued 262,560 shares of common stock during the three months ended March 31, 2020, in conjunction with stock options exercised and the vesting of RSUs and PSUs, net of shares withheld for employee taxes.

As of March 31, 2020, there was approximately $18.3 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.67 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activity under the 1998 and 2004 Plans are summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2019	761,705	295,699	$25.52
Stock awards granted	(434,797)	-	-
Options exercised	-	(22,291)	8.98
Options canceled	19,560	(19,560)	43.91
Stock awards canceled	343,911	-	-
Balance, March 31, 2020	690,379	253,848	$25.55

Non-Employee Stock-Based Compensation

The Company granted 9,134 RSUs to non-employees during the quarter ended March 31, 2020. The PSUs granted to non-employee vest over a year subject to the same performance criteria as employees. The PSUs granted in the quarter ended March 31, 2020 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2020 fiscal year which consist of the achievement of revenue targets and the achievement of specific product milestones.

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Cost of revenue	$290	$269
Sales and marketing	719	718
Research and development	321	263
General and administrative	650	57
Total stock-based compensation expense	$1,980	$1,307

Note 9. Net Loss Per Share

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Numerator:
Net loss	$(12,414)	$(8,220)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	14,433	14,017
Dilutive effect of incremental shares and share equivalents	-	-
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	14,433	14,017
Net loss per share:
Net loss per share, basic and diluted	$(0.86)	$(0.59)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Options to purchase common stock	276	485
Restricted stock units	669	366
Performance stock units	216	21
Employee stock purchase plan shares	71	66
Total	1,232	938

Note 10. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.

For the three months ended March 31, 2020, the Company's income tax expense was $78,000, compared to the tax expense of $115,000 for the same period in 2019.

The Company's income tax expense for the three month ended March 31, 2020 is due primarily to income taxes in foreign jurisdictions. Based on all available objectively verifiable evidence during the three months ended March 31, 2020, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company's first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's Consolidated Financial Statements, but do not expect the impact to be material.

Note 11. Leases

The Company is a party to certain operating and finance leases for vehicles, office space and storages facilities. The Company’s material operating leases consist of office space, as well as storage facilities, and finance leases are made up automobiles. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	March 31, 2020
Assets
Right-of-use assets	Operating lease assets	$7,143
Finance lease	Property and equipment, net*	859
Total leased assets		$8,002

* Finance lease assets included in Property and equipment, net.

Liabilities
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	2,204
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	5,149
Total Operating lease liabilities		$7,353

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities*	541
Finance lease liabilities, non-current	Operating lease liabilities	447
Total Finance lease liabilities		$988

* Finance lease liabilities included in Accrued liabilities

Lease costs as of March 31, 2020 were as follows:

Total amortization expense and interest expense for finance leases during the three months ended March 31, 2020 were $149 and $19, respectively. Total operating lease expense during the three months ended March 31, 2020 was $728.

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2020 were as follows:

Operating cash flow from finance leases for the three months was $19.

Financing cash flow from finance leases for the three months was $120.

Operating cash flow from operating leases for the three months was $727.

Facility leases

Maturities of facility leases were as follows as of March 31, 2020 (in thousands):

Year Ending March 31,	Amount
Remainder of 2020	$2,179
2021	2,650
2022	2,607
2023	326
2024 and thereafter	26
Total lease payments	7,788
Less: imputed interest	435
Present value of lease liabilities	$7,353

Vehicle Leases

As of March 31, 2020, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Year Ending March 31,	Amount
Remainder of 2020	$408
2021	412
2022	253
2023	4
Total lease payments	1,077
Less: imputed interest	89
Present value of lease liabilities	$988

Weighted-average remaining lease term and discount rate, as of March 31, 2020, were as follows:

Lease Term and Discount Rate	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	2.8
Finance leases	2.5
Weighted-average discount rate
Operating leases	4.4%
Finance leases	5.6%

Note 12. Contingencies

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

As of March 31, 2020 and December 31, 2019, the Company had no accrued expense related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Note 13. Debt

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

On or about March 19, 2020, the Company entered into a Third Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Third Amended Revolving Line of Credit”). The Third Amended Revolving Line of Credit requires the Company to maintain a minimum cash, cash equivalents, and marketable securities balance of $15 million at all Financial Institutions utilized by the Company, and maintains the removal of all other covenants (under the second amendment) so long as no money is drawn on the line of credit.

As of March 31, 2020, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended.

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

The following table presents a summary of revenue by geography for the three months March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue mix by geography:
United States	$13,784	$20,400
Japan	7,162	5,294
Asia, excluding Japan	3,229	3,095
Europe	2,816	2,736
Rest of the world	5,248	4,501
Total consolidated revenue	$32,239	$36,026
Revenue mix by product category:
Products	$20,958	$27,209
Consumables	2,533	1,945
Skincare	2,900	1,608
Total product revenue	$26,391	$30,762
Service	5,848	5,264
Total consolidated revenue	$32,239	$36,026

Note 15. Subsequent Events

The Company has determined that there are no material subsequent events exist other than the following:

On April 6, 2020 and April 27, 2020, in response to the COVID-2019 outbreak, the Company announced reductions-in-force that have affected approximately 42% of the Company’s workforce, and instituted salary reductions for the remainder of its employees and furloughs. The Company’s Chief Executive Officer, President and Chief Operating Officer, and other members of management agreed to a reduction in their salaries until such time as the Company’s business operations and economic conditions improve. The Company’s board of directors also agreed to a reduction in their fees.

In addition, in order to further conserve cash, settlement terms of the 2019 cash bonuses owed to management and other employees were amended such that 10% of the amount owed was settled in cash, with a further 100% of the amount owed settled in RSUs. 141,610 RSUs were issued in April 2020, and all vested immediately.

On April 21, 2020, the Company issued and sold an aggregate of 2,742,750 shares of the Company’s common stock, par value $0.001 per share at a price to the public of $10.50 per share, in an underwritten public offering pursuant to a purchase agreement dated April 16, 2020 (the “Underwriting Agreement”) by and between the Company and Piper Sandler & Co. (the “Underwriter”).

The shares include the full exercise of the underwriter’s option to purchase an additional 357,750 shares of common stock pursuant to the Underwriting Agreement. Piper Sandler & Co. acted as the sole book-running manager in the offering. The shares were sold pursuant to an effective registration statement on Form S-3 (File No. 333-237552) (the “Registration Statement”), which the SEC declared effective on April 14, 2020, and a prospectus dated April 14, 2020 included in the registration statement and a preliminary prospectus supplement and final prospectus supplement, each dated April 16, 2020.

The Company received net proceeds from the offering of approximately $26.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to fund growth initiatives, market development activities related thereto and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies or businesses. However, the Company does not have any agreements or commitments for any specific acquisitions at this time.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the“PPP”) under the Coronavirus Aid, Relief, and Economic Security Act. The Company believes that the current economic uncertainty makes the loan necessary to support ongoing operations.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business. On April 28, 2020, in press conference remarks, the Secretary of the U.S. Department of the Treasury stated that the SBA intends to perform a review of PPP loans over $2.0 million. The required certification made by the Company is subject to interpretation.  If, despite the good-faith belief that given the Company’s circumstances the Company satisfied all eligible requirements for the PPP Loan, it is later determined the Company was ineligible to apply for and receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and the Company could be subject to additional penalties.

The loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender (the “Loan”), matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the SBA Loan that is not forgiven, the SBA Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Loan.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, included in its annual report on Form 10-K filed on March 16, 2020 with the U.S. Securities and Exchange Commission ("SEC").

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

Risks Related to the Company’s Business

The Company’s net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

●	a pandemic of the coronavirus disease, or COVID-19, has spread from China to many other parts of the world and may adversely affect the Company's business, operations and financial condition;
●	changes in its common stock price;
●	the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
●	the existence and timing of any product approvals or changes;
●	the inability to meet the Company's debt repayment obligations under the Loan and Security Agreement with Wells Fargo Bank, N.A. due to insufficient cash;
●	the possibility that cybersecurity breaches, data breaches, and other disruptions could compromise its information or result in the unauthorized disclosure of confidential information;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on its clinical, manufacturing, sales, marketing and product development efforts;
●	its ability to obtain and retain personnel;
●	the availability of key components, materials and contract services, which depends on its ability to forecast sales, among other things;
●	investigations of its business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	impact of the FDA communication letter regarding “vaginal rejuvenation” procedures using energy-based devices on sales of the Company's products;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	volatility in the global market and worldwide economic conditions;
●	changes in tax laws, including changes domestically and internationally, or exposure to additional income tax liabilities;
●	the impact of the new EU privacy regulations, the General Data Protection Regulation on the Company’s resources;
●	the financial health of its customers and their ability to purchase its products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the its product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of its business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its Condensed Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of March 31, 2020.

Executive Summary

Company Description

The Company is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners (collectively, “practitioners”), enabling them to offer safe and effective aesthetic treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently offers easy-to-use products based on the following key platforms: enlighten, excel HR, truSculpt, excel V, xeo, Juliet, and Secret RF— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements.

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

Service revenue includes prepaid service contracts, enlighten installation, customer marketing support and labor on out-of-warranty products.

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

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The extent to which the coronavirus pandemic impacts the Company's business, operations, and financial results is uncertain and will depend on numerous evolving factors that the Company may not be able to accurately predict, including:

●	the duration and scope of the pandemic;
●	governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
●	the actions taken in response to economic disruption;
●	the impact of business disruptions;
●	business failures of Companies we may utilize to source the Company's supplies from and the customers we may serve;
●	the impact of staff availability during and post the pandemic; and
●	the Company's ability to provide its services, including as a result of the Company's employees or the Company's customers and suppliers working remotely and/or closures of offices and facilities.

For a detailed discussion of the significant business trends impacting its business, please see the section titled “Results of Operations” below.

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

A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2019- Part I, Item 1A “Risk Factors,” (2) the Company’s reports and registration statements filed and furnished from time to time with the SEC, including the S-3 and Prospectus Supplement related to the Company’s recent public offering filed on April 2 and 26, 2020, respectively, and (3) other announcements the Company makes from time to time.

Impact of COVID-19 on Company’s business and operations

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin.

In March 2020, the WHO declared the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The COVID-19 outbreak is negatively affecting the United States and global economies. As the COVID-19 outbreak continues to spread, and governmental authorities order quarantines, shelter-in-place, and similar mandates, or Governmental Mandates, or the perception that such Governmental Mandates or other restrictions on the conduct of business operations could occur, related to the COVID-19 outbreak, it has affected and the Company expects it will continue to affect its operations and those of third parties on which the Company relies, which would cause disruptions in its supply chain and contract manufacturing operations. The extent of the COVID-19 impact on its supply chain and its future revenues is difficult for us to quantify at this time. The Company currently has inventory on hand to meet its forecasted demand for the next 120-180 days, but the Company must be able to continue to have access to its supply chain to meet demand beyond that period.

Beginning in the second half of its first quarter of 2020, and through the date of this report, the Company has experienced decreasing levels of customer demand for its products. As a result of COVID-19, some of its customers are being required to shelter-in-place and are not working. In cases where its customers are working, they are performing fewer procedures. When they are performing procedures, customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures are getting cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company's customers may cancel orders for laser systems or will use less consumables. Some of its customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by its customers, the Company may also encounter problems collecting on its receivables. A reduction in customer orders would reduce the amount of revenue that the Company expects to obtain. The Company expects this reduction to continue through the second quarter of 2020, and perhaps for the remainder of 2020, but its extent cannot be quantified at this time. The aforementioned factors and trends may also impact demand for its service contracts. Its customers’ patients are also feeling the economic impact of the current pandemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work or have to allocate their cash to other priorities. The Company expects that many of the patients of its customers will return slowly as the economic environment improves and revenue from its customers will begin to improve again as a result of the economic conditions improving and more procedures being performed.

The Company may also need to limit operations or implement limitations, and may experience limitations in employee resources. Governmental mandates related to COVID-19 or other infectious diseases have impacted and the Company expects them to continue to impact its personnel and personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which would disrupt its supply chain and/or reduce its margins. For instance, on or about March 16, 2020, the Health Officers of the counties of San Francisco, Santa Clara, San Mateo, Marin, Contra Costa and Alameda, near where the Company's headquarters and manufacturing facility is located, issued a mandatory shelter-in-place order that ordered the shutdown of its facility in Brisbane, California. While the Company has continued to operate with remote employees and essential employees on site, an extended implementation of this Governmental mandate could impact its ability to operate effectively and conduct ongoing future manufacturing or research and development. In assessing its own cash conservation options the Company has reduced its employees’ work hours, furloughed employees and implemented a reduction-in-force. The Company may also solicit voluntary leaves of absence from its employees as the Company implements cash conservation strategies. Its ongoing operations may be impacted as a result of employees assuming additional roles and responsibilities within its organization and the Company would have fewer resources available to run its operations, which would reduce its expenses but could also negatively impact its business operations and revenue as a result. The Company may also encounter voluntary departures of key employees due to any of the foregoing actions that Company undertakes.

The ultimate impact of the COVID-19 outbreak is highly uncertain and subject to change. This impact could have a material, adverse impact on its liquidity, capital resources, operations and business and those of the third parties on which Company relies. The extent to which the COVID-19 outbreak impacts its results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the COVID-19 outbreak and the actions to contain the COVID-19 outbreak or treat its impact, among others. The Company does not yet know the full extent of potential delays or impacts on its business, financial condition and results of operations. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 outbreak pandemic is difficult to assess or predict, the impact of the COVID-19 outbreak on the global financial markets may reduce its ability to raise additional capital through equity linked or debt financings, which could negatively impact its short-term and long-term liquidity and its ability to operate on a timely basis, or at all.

In the meantime, the Company has taken steps to provide for its employees, including providing the ability for employees to work remotely and implementing strategies to support appropriate social distancing techniques for future interactions. The Company is also assessing its business continuity plans in the context of this pandemic.

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide certain relief as a result of the COVID-19 outbreak. The primary provisions of the CARES Act applicable to us include;

●	compensation, benefits, and payroll relief for employers;
●	certain amendments to the limitations on the deductibility of interest contained in Section 163(j) of the Internal Revenue Code of 1986, as amended, for taxable years beginning in 2019 and 2020; and
●	an allowance of net operating loss carrybacks for taxable years beginning in 2018 and before 2021.

The Company is currently evaluating how the benefits from the CARES Act would impact its financial position, results of operations and cash flows.

In response to the COVID-19 outbreak, the Company is taking actions to reduce expenses, including discontinuing nonessential services and programs, instituting controls on travel and entertainment, implementing further cost-cutting measures and evaluating whether improved efficiencies can be obtained in its workforce. For example, the directors on its board of directors have agreed to a 25% reduction in their fees, its Chief Executive Officer and its President and Chief Operating Officer have each agreed to a 25% reduction in their salaries and other members of management have also agreed to significant reductions in their salaries, until such time as its business operations and economic conditions improve. The Company has also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of its workforce. In addition, in order to further conserve cash, management has agreed to have the bonuses owed to them from the 2019 Management Bonus Program paid mostly in equity rather than in cash.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act ("the Loan"). The Company believes that the current economic uncertainty makes the loan necessary to support ongoing operations.

The Loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender (the “Note”), matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The Company’s goal is to apply the proceeds of the loan to the list of enumerated items that allow for a significant portion of the loan to be forgiven but the Company can provide no assurance that the Company will be successful in its efforts to do so and may need to pay the principal and interest of the PPP loan back as a result. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Note.

There are risks and uncertainty regarding the PPP Loan as the Company may be deemed ineligible to receive the PPP Loan, and the Company may be required to repay the PPP Loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the SBA loan not forgiven, the Company may default on payment or breach provisions of the Loan.

The Company is in the preliminary stages of negotiating an asset-based credit facility with a lender in the amount of up to $50 million. There is no guarantee that the Company will be able enter into such facility on terms acceptable to us. The Company expects its ability to borrow under such facility will be also subject to a number of customary conditions. The terms of any such financing may also include restrictive covenants, such as limitations on its ability to incur additional debt and certain operating restrictions that could adversely impact its ability to conduct business.

Critical accounting policies, significant judgments and use of estimates

The preparation of the Company’s consolidated financial statements and related notes requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The Company periodically reviews its estimates and makes adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, its financial condition or results of operations will be affected.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. The Company believes that its critical accounting policies reflect the more significant estimates and assumptions used in the preparation of its audited consolidated financial statements. The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.

As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred, and has determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2020	2019

Net revenue	100%	100%
Cost of revenue	56%	52%
Gross margin	44%	48%

Operating expenses:
Sales and marketing	46%	45%
Research and development	12%	10%
General and administrative	24%	15%
Total operating expenses	83%	70%

Loss from operations	(38)%	(22)%
Interest and other income, net	(1)%	-%
Loss before income taxes	(39)%	(22)%

Benefit for income taxes	-%	-%
Net loss	(39)%	(22)%

Revenue

The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 8 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 18.0% and 15.0% of the Company’s total revenue for the three months ended March 31, 2020 and March 31, 2019, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2020	% Change	2019
Revenue mix by geography:
United States	$13,784	(32)%	$20,400
International	18,455	18%	15,626
Consolidated total revenue	$32,239	(11)%	$36,026

United States as a percentage of total revenue	43%		57%
International as a percentage of total revenue	57%		43%

Revenue mix by product category:
Systems - North America	$10,382	(41)%	$17,580
Systems - International	10,576	10%	9,629
Total Systems	20,958	(23)%	27,209
Consumables	2,533	30%	1,945
Skincare	2,900	80%	1,608
Total Products	26,391	(14)%	30,762
Service	5,848	11%	5,264
Total Net Revenue	$32,239	(11)%	$36,026

The Company’s total net revenue decreased by 11% in the three month period ended March 31, 2020, compared to the same period in 2019 as a result of decline in the demand of the Company’s products as a direct result of COVID-19.

Revenue by Geography

The Company’s U.S. revenue decreased by $6.6 million, or 32%, in the three months ended March 31, 2020, compared to the same period in 2019. This decrease was due primarily to significant decline in sales in the North America market as a direct result of COVID-19. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. In response to the pandemic, government authorities have imposed mandatory business closures, shelter-in place and work-from-home orders and social distancing protocols.

The Company’s international revenue increased by $2.8 million, or 18%, in the three months ended March 31, 2020, compared to the same period in 2019. The increase was mostly due to growth in the Company’s business in Japan and the Middle East.

Revenue by Product Type

Systems Revenue

Systems revenue in North America decreased by $7.2 million, or 41%, in the three months ended March 31, 2020, compared to the same period in 2019, mainly due to the significant decline in system sales in the Company’s North America market, which represents the Company’s biggest market, partially offset by a 10% increase in systems sales in the international market. The significant decline in systems revenue in the North America market was as a direct result of COVID-19.

The Rest of the World systems revenue increased by 10.0% in the three months ended March 31, 2020, primarily as a result of an increase in the Company’s direct business in Japan, and an increase in the Company’s distributor business in the Middle East.

Consumables Revenue

Consumables revenue increased 30%, for the three months ended March 31, 2020, compared to the same period in 2019. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, and truSculpt flex, in June 2019 each of which have a consumable element.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased 80%, for the three months ended March 31, 2020, compared to the same period in 2019. This increase was due primarily to increased marketing and promotional activities.

Service Revenue

The Company’s Service revenue increased $0.6 million, or 11%, for the three months ended March 31, 2020, compared to 2019. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis to the Company's network of international distributors.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2020	% Change	2019
Gross profit	$14,336	(17)%	$17,309
As a percentage of total net revenue	44%		48%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities.

Gross profit as a percentage of revenue for the three months ended March 31, 2020 decreased 4%, compared to same period in 2019. The decrease in gross profit as a percentage of revenue was primarily driven by: the decline in the average sales price of systems due to the COVID-19.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2020	% Change	2019
Sales and marketing	$14,789	(8)%	$16,104
As a percentage of total net revenue	46%		45%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $1.3 million (or 8%) decrease in sales and marketing expenses for the three months ended March 31, 2020 compared to same period in 2019 was due primarily to:

●	$1.1 million decrease in personnel related expenses, including commission costs;
●	$0.6 million of lower promotional expenses, primarily in North America;
●	Offset partially by $0.4 million increase in consulting and other outside services.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2020	% Change	2019
Research and development	$3,870	4%	$3,706
As a percentage of total net revenue	12%		10%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $0.1 million, and represented 12% of total net revenue, in the three months ended March 31, 2020, compared to 10% for the same period in 2019. This increase in expense was due primarily to higher personnel expenses driven primarily by an increase in headcount.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2020	% Change	2019
General and administrative	$7,806	41%	$5,525
As a percentage of total net revenue	24%		15%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $2.3 million, or 41%, and represented 24% of total net revenue in the three months ended March 31, 2020, compared to 15% in the same period in 2019. Stock compensation costs, consulting costs, legal, and credit losses all increased in the three months ended March 31, 2020, compared to the same period in 2019.

Interest and Other Income, Net

Interest and other income (expense), net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2020	% Change	2019
Interest and other expense, net	$(207)	162%	$(79)
As a percentage of total net revenue	(1)%		-%

Interest and other expense, net, increased $128,000 or 162% in the three months ended March 31, 2020, compared to the same period in 2019. This increase was due primarily to an increase in interest expense related to significant financing components included in the Company’s multi-year post-warranty service contracts for customers who make payment more than one year in advance of receiving the service under the new revenue standard effective January 1, 2018, as well as a decrease in interest income from the Company’s marketable investments resulting from a decrease in the investment balance.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2020	$ Change	2019
Loss before income taxes	$(12,336)	$(4,231)	$(8,105)
Income tax provision	$78	$(37)	$115

For the three months ended March 31, 2020, the Company's income tax expense was $78,000, compared to the tax expense of $115,000 for the same period in 2019.

The Company's income tax expense for the three month ended March 31, 2020 is due primarily to income taxes in foreign jurisdictions. Based on all available objectively verifiable evidence during the three months ended March 31, 2020, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted and signed into law. The CARES Act includes several provisions for corporations including increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not materially affect the Company's first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's Consolidated Financial Statements, but do not expect the impact to be material.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from maturity and sales of marketable investments, cash generated from the issuance of common stock through exercise of stock options, net proceeds from a public offering and the Company’s employee stock purchasing program. The Company actively manages its cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash and investments are held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of March 31, 2020 and December 31, 2019, the Company had $24.6 million and $36.4 million of working capital, respectively. Cash and cash equivalents plus marketable investments decreased by $14.4 million to $19.5 million as of March 31, 2020 from $33.9 million as of December 31, 2019, primarily as a result of the Company's loss from operations, partly due to sales decline as a result of COVID-19 and settlement of accrued liabilities as of December 31, 2019.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes its cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2020	December 31, 2019	Change
Cash and cash equivalents	$14,774	$26,316	$(11,542)
Marketable investments	4,746	7,605	(2,859)
Total	$19,520	$33,921,	$(14,401)

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(11,966)	$(7,953)
Investing activities	2,640	1,549
Financing activities	(2,216)	(490)
Net decrease in cash and cash equivalents	$(11,542)	$(6,894)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2020 was approximately $12.0 million, which was due primarily to:

●	$12.4 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $2.0 million and $1.1 million depreciation and amortization expenses;
●	$4.6 million cash used to settle accounts payable and accrued liabilities;
●	$0.6 million decrease in pre-paid expenses and other long term assets;
●	$3.0 million from decrease in inventories;
●	$0.2 million used to settle extended warranty liabilities;
●	$1.3 million from decreased in deferred revenue; and
●	$5.3 million from accounts receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities was $2.6 million in the three months ended March 31, 2020, which was attributable primarily to:

●	$6.8 million in net proceeds from the maturities of marketable investments; partially offset by
●	$3.9 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash used in financing activities was $2.2 million in the three months ended March 31, 2020, which was primarily due to:

●	$201,000 net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
●	$183,000 of cash used to pay capital lease obligations; and
●	$2.2 million of cash used for taxes related to net share settlement of equity awards.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $19.5 million as of March 31, 2020. For the first three months of 2020, the Company’s principal source of liquidity is cash generated from maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program.

On April 21, 2020, the Company received net proceeds from a public offering of approximately $26.7 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to fund growth initiatives, market development activities related thereto and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies or businesses.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. There are risk and uncertainty regarding the PPP Loan as the Company may be deemed ineligible to receive the PPP Loan, and the Company may be required to repay the PPP Loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the SBA loan not forgiven, the Company may default on payment or breach provisions of the Loan.

The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next 12 months, but there can be no assurances.

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

On or about March 19, 2020, the Company entered into a Third Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Third Amended Revolving Line of Credit”). The Third Amended Revolving Line of Credit requires the Company to maintain a minimum cash, cash equivalents, and marketable securities balance of $15 million at all Financial Institutions utilized by the Company, and maintains the removal of all other covenants (under the second amendment) so long as no money is drawn on the line of credit.

As of March 31, 2020, the Company had not drawn on the Original Revolving Line of Credit and the Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended.

Commitments and Contingencies

As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since March 16, 2020, as reported in the Company’s Annual Report on 2019 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, the Company’s reports and registration statements filed and furnished from time to time with the SEC, including the S-3 and Prospectus supplement related to the Company’s recent public offering filed on April 2 and 20, 2020, respectively, and other announcements the Company makes from time to time.

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

The weighted average maturity of the Company’s portfolio as of March 31, 2020 was approximately 0.1 years. If interest rates rise, the market value of its investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would have resulted in no impact on the Company’s total investment portfolio.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by the Company. Changes in market interest rates may influence returns on financial investments and could reduce its earnings and cash flows.

The uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities the Company has invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of March 31, 2020, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 0.99% as of March 31, 2020, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2020 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and Interim CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2020.

Attached as exhibits to this Quarterly Report are certifications of the Company’s CEO and Interim CFO, which are required in accordance with Rule 13a-14 of the Exchange Act. This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Changes in Internal Control over Financial Reporting

The Company implemented certain controls related to the adoption of FASB ASC 326 Financial Instruments – Credit Losses, effective January 1, 2020. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC 326 Financial Instruments – Credit Losses, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of the Company’s disclosure control system are met. As set forth above, the Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective to provide reasonable assurance that the objectives of the Company’s disclosure control system were met.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements refer to Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020.

The Company may be deemed ineligible to receive the PPP Loan, and the Company may be required to repay the PPP Loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the SBA loan not forgiven, the Company may default on payment or breach provisions of the Loan.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the“PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The Company believes that the current economic uncertainty makes the loan necessary to support ongoing operations.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business. On April 28, 2020, in press conference remarks, the Secretary of the U.S. Department of the Treasury stated that the SBA intends to perform a review of PPP loans over $2.0 million. The required certification made by the Company is subject to interpretation.  If, despite the good-faith belief that given the Company’s circumstances the Company satisfied all eligible requirements for the PPP Loan, it is later determined the Company was ineligible to apply for and receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and the Company could be subject to additional penalties.

The loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender (the “Loan”), matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the SBA Loan that is not forgiven, the SBA Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Loan.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect the Company's business and  financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread globally, including to the United States and several European, Asian and South American countries where the Company currently sells its products. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Such events have resulted and the Company expects, will continue to result, in a period of business disruption. As a result of the COVID-19 outbreak, some of the Company's customers are being required to shelter-in-place and are not working. In cases where the Company's customers are working, they are performing fewer procedures. When they are performing procedures, customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures are getting cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company's customers may cancel orders for laser systems or will use less consumables. Some of the Company's customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by the Company's customers, the Company may also encounter problems collecting on its receivables, which will impact the Company's cash position and could result in negative cash flows.

In response to the COVID-19 outbreak, the Company has recently taken action to reduce the expense associated with its workforce which could negatively affect the Company’s operations and the morale of its employees.

In response to the COVID-2019 outbreak, the Company’s Chief Executive Officer and President and Chief Operating Officer have each agreed to a 25% reduction in their salaries and other members of management have also agreed to significant reductions in their salaries, until such time as the Company’s business operations and economic conditions improve. The Company has also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of the Company’s workforce. The actions the Company has taken may negatively impact the morale of its workforce, leading to a decrease in the quality of work or the voluntary departure of additional employees. Workers placed on furlough may find other jobs and decide not to work at the Company in future. Although the Company expects the roles of its furloughed and former employees will be performed by others for the time being, their skills sets may not allow them to perform the work as proficiently or efficiently as others. As a result of the actions the Company has taken to preserve cash, its workforce may become strained, morale may decline and the quality of work may suffer, all of which could negatively affect the Company’s business operations and adversely impact its revenue as a result.

A reduction in customer orders would reduce the amount of revenue that the Company expect to obtain. The Company expects this reduction to continue through the second quarter of 2020, and perhaps for the remainder of 2020, but its extent cannot be quantified at this time.

The aforementioned factors and trends may also impact demand for the Company's service contracts. The Company's customers’ patients are also feeling the economic impact of the current epidemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As result, the patients of the Company's customer may delay or cancel entirely their aesthetic procedures. Additionally, the continued spread of COVID-19 could adversely impact the Company's clinical trial operations, including the Company's ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. The spread of COVID-19, or another infectious disease, could also result in delays or disruptions in the Company's supply chain or adversely affect its manufacturing facilities and personnel. The Company currently has inventory on hand to meet its forecasted demand for the next 120-180 days, but the Company must be able to continue to have access to the Company's supply chain to meet demand beyond that period. The COVID-19 outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on the Company's future operations. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company engages were to experience shutdowns or other business disruptions, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on its business, revenues, operating results, cash flows and financial condition.

Macroeconomic political and market conditions, disease outbreaks and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and stock price.

The Company’s business is influenced by a range of factors that are beyond the Company’s control, including pandemics, like the COVID-19 outbreak.

The price of the Company’s common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, the Company has a relatively limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of its stock price.

There has been volatility in the price of the Company’s common stock since December 1, 2019, decreasing from $37 per share to $13.63 per share as of April 15, 2020. The Company believes this is due in part to significant turnover of the Company’s North America sales team, the COVID-19 pandemic, and other factors. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future. The market price for the Company’s common stock could also be affected by a number of other factors, including the general market conditions unrelated to the Company’s operating performance, including market volatility as a result of the COVID-19 outbreak.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).

3.4	Bylaws of the Registrant (filed as Exhibit 3.4 to its Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).

10.14	Cutera, Inc. 2004 Amended and Restated Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	Instance Document

101.sch	XBRL Taxonomy Extension Schema Document

101.cal	XBRL Taxonomy Extension Calculation Linkbase Document

101.def	XBRL Taxonomy Extension Definition Linkbase Document

101.lab	XBRL Taxonomy Extension Label Linkbase Document

101.pre	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 11th day of May, 2020.

CUTERA, INC.

/S/ FUAD AHMAD
Fuad Ahmad
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)