Form 10-Q
period 2020-06-30
CUTERA INC
filed 2020-08-10
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s common stock issued and outstanding as of July 31, 2020, was 17,593,798.

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, Cutera®, AccuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™, ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Vantage®, and xeo® ®

These trademarks and trade names are the property of Cutera or the property of its consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, its trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and tradenames.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$33,659	$26,316
Marketable investments	12,894	7,605
Accounts receivable, net of allowance for credit losses of $1,796 and $1,355, respectively	13,826	21,556
Inventories	31,240	33,921
Other current assets and prepaid expenses	5,313	5,648
Total current assets	96,932	95,046

Property and equipment, net	2,417	2,817
Deferred tax asset	419	423
Operating lease right-of-use assets	7,577	7,702
Goodwill	1,339	1,339
Other long-term assets	4,733	6,411
Total assets	$113,417	$113,738

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$11,681	$12,685
Accrued liabilities	20,423	30,307
Operating lease liabilities	1,526	2,800
Extended warranty liability	1,660	1,999
Deferred revenue	9,345	10,831
Total current liabilities	44,635	58,622

Deferred revenue, net of current portion	2,434	3,391
Income tax liability	93	93
Long-Term Debt	7,149	-
Operating lease liabilities, net of current portion	6,262	5,112
Other long-term liabilities	345	578
Total liabilities	60,918	67,796

Commitments and Contingencies (Notes 11 and 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding:17,567,688 and 14,315,586 shares at June 30, 2020 and December 31, 2019, respectively	18	14
Additional paid-in capital	112,644	82,346
Accumulated deficit	(60,166)	(36,358)
Accumulated other comprehensive income (loss)	3	(60)
Total stockholders’ equity	52,499	45,942
Total liabilities and stockholders’ equity	$113,417	$113,738

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenue:
Products	$21,745	$41,968	$48,136	$72,730
Service	4,624	5,806	10,472	11,070
Total net revenue	26,369	47,774	58,608	83,800
Cost of revenue:
Products	12,206	18,393	26,309	33,935
Service	2,539	3,550	6,339	6,725
Total cost of revenue	14,745	21,943	32,648	40,660
Gross profit	11,624	25,831	25,960	43,140

Operating expenses:
Sales and marketing	11,035	16,992	25,823	33,096
Research and development	2,991	3,273	6,862	6,979
General and administrative	8,529	5,267	16,336	10,792
Total operating expenses	22,555	25,532	49,021	50,867
Income (loss) from operations	(10,931)	299	(23,061)	(7,727)
Interest and other income (expense), net	3	46	(204)	(33)
Income (loss) before income taxes	(10,928)	345	(23,265)	(7,760)
Income tax expense (benefit)	466	(243)	543	(128)
Net income (loss)	$(11,394)	$588	$(23,808)	$(7,632)

Net income (loss) per share:
Basic	$(0.67)	$0.04	$(1.51)	$(0.54)
Diluted	$(0.67)	$0.04	$(1.51)	$(0.54)

Weighted-average number of shares used in per share calculations
Basic	17,055	14,086	15,744	14,051
Diluted	17,055	14,356	15,744	14,051

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss)	$(11,394)	$588	$(23,808)	$(7,632)
Other comprehensive income:
Available-for-sale investments
Net change in unrealized gain on available-for-sale investments	-	3	-	9
Less: Reclassification adjustment for losses on investments recognized during the period	2	-	63	-
Net change in unrealized gain on available-for-sale investments	2	3	63	9
Other comprehensive gain, net of tax	2	3	63	9
Comprehensive income (loss)	$(11,392)	$591	$(23,745)	$(7,623)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Issuance of common stock for employee purchase plan	39,248	-	437	-	-	437
Exercise of stock options	46,128	-	411	-	-	411
Issuance of common stock in connection with public offering, net of offering costs of $2,303	2,742,750	3	26,493	-	-	26,496
Issuance of common stock in settlement of restricted and performance stock units, and net of shares withheld for employee taxes.	423,976	1	(3,118)	-	-	(3,117)
Stock-based compensation expense	-	-	6,075	-	-	6,075
Net loss	-	-	-	(23,808)	-	(23,808)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	63	63
Balance at June 30, 2020	17,567,688	$18	$112,644	$(60,166)	$3	$52,499

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at April 1, 2020	14,578,146	$15	$82,292	$(48,772)	$1	$33,536
Issuance of common stock for employee purchase plan	39,248	-	437	-	-	437
Exercise of stock options	23,837	-	210	-	-	210
Issuance of common stock in connection with public offering, net of offering costs of $2,303	2,742,750	3	26,493	-	-	26,496
Issuance of common stock in settlement of restricted and performance stock units, and net of shares withheld for employee taxes.	183,707	-	(883)	-	-	(883)
Stock-based compensation expense	-	-	4,095	-	-	4,095
Net loss	-	-	-	(11,394)	-	(11,394)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	2	2
Balance at June 30, 2020	17,567,688	$18	$112,644	$(60,166)	$3	$52,499

Three and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Issuance of common stock for employee purchase plan	53,803	-	832	-	-	832
Exercise of stock options	40,454	-	331	-	-	331
Issuance of common stock in settlement of restricted and performance stock units, and net of shares withheld for employee taxes.	79,187	-	(570)	-	-	(570)
Stock-based compensation expense	-	-	3,826	-	-	3,826
Net loss	-	-	-	(7,632)	-	(7,632)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	9	9
Balance at June 30, 2019	14,142,296	$14	$74,870	$(31,642)	$(60)	$43,182

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at April 1, 2019	14,035,375	$14	$71,399	$(32,230)	$(63)	$39,120
Issuance of common stock for employee purchase plan	53,803	-	832	-	-	832
Exercise of stock options	25,422	-	200	-	-	200
Issuance of common stock in settlement of restricted and performance stock units, and net of shares withheld for employee taxes.	27,696	-	(80)	-	-	(80)
Stock-based compensation expense	-	-	2,519	-	-	2,519
Net income	-	-	-	588	-	588
Net change in unrealized gain on available-for-sale investments	-	-	-	-	3	3
Balance at June 30, 2019	14,142,296	$14	$74,870	$(31,642)	$(60)	$43,182

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(23,808)	$(7,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,075	3,826
Depreciation of tangible assets	715	815
Amortization of contract acquisition costs	1,392	1,412
Impairment of capitalized cloud computing costs	805	-
Change in deferred tax asset	4	(1)
Provision for credit losses	1,696	(19)
Other	198	151
Changes in assets and liabilities:
Accounts receivable	6,034	(5,263)
Inventories	2,681	1,125
Other current assets and prepaid expenses	316	(614)
Other long-term assets	(519)	(1,752)
Accounts payable	(1,004)	162
Accrued liabilities	(9,754)	3,779
Extended warranty liabilities	(339)	(760)
Other long-term liabilities	-	(140)
Deferred revenue	(2,443)	1,293
Income tax liabilities	-	(301)
Net cash used in operating activities	(17,951)	(3,919)

Cash flows from investing activities:
Acquisition of property, equipment and software	(435)	(316)
Disposal of property and equipment	-	20
Proceeds from maturities of marketable investments	10,900	9,600
Purchase of marketable investments	(16,167)	(4,020)
Net cash provided by (used in) investing activities	(5,702)	5,284

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	848	1,163
Proceeds from long-term debt	7,149	-
Gross proceeds from equity offering	28,799	-
Offering costs on the equity offering	(2,303)
Taxes paid related to net share settlement of equity awards	(3,117)	(570)
Payments on finance lease obligations	(380)	(342)
Net cash provided by financing activities	30,996	251

Net increase in cash and cash equivalents	7,343	1,616
Cash and cash equivalents at beginning of period	26,316	26,052
Cash and cash equivalents at end of period	$33,659	$27,668

Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$27	$903

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

In March 2020, the WHO declared the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The COVID-19 outbreak is negatively affecting the United States and global economies. As the COVID-19 outbreak continues to spread, governmental authorities ordered quarantines, shelter-in-place, and restrictions on the conduct of business operations related to the COVID-19 outbreak. These measures and restrictions had an impact on the Company's business, which led the Company to implement cost control measures, and results of operations during the six months ended June 30, 2020. The Company expects the COVID-19 outbreak to continue to affect its operations and those of third parties on which the Company relies, which could cause disruptions in its supply chain and contract manufacturing operations. Though the shelter-in-place orders were lifted or eased allowing certain businesses to open up, government authorities may order additional restrictions, quarantines or shelter-in-place. The Company has commenced limited manufacturing and currently has inventory on hand for the next 120-180 days to meet its forecasted demand, but the Company must be able to continue to have access to its supply chain to meet demand beyond that period.

Beginning in the second half of its first quarter of 2020, and through the date of this report, the Company has experienced decreasing levels of customer demand for its products. As a result of COVID-19, some of its customers are required to shelter-in-place and are not working.

In response to the COVID-19 outbreak, the Company took actions to reduce expenses, including discontinuing nonessential services and programs, instituting controls on travel and entertainment, implementing further cost-cutting measures and evaluating whether improved efficiencies can be obtained in its workforce. For example, the directors on the Company's board of directors agreed to a 25% reduction in their fees, the Company's Chief Executive Officer and its President and Chief Operating Officer had a 25% reduction in their salaries and other members of management had significant reductions in their salaries, which will remain in place until such time as the Company's business operations and economic conditions improve. The Company also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of its workforce. In addition, in order to further conserve cash, bonuses owed to management from the 2019 Management Bonus Program were paid mostly in equity (Note 8) rather than in cash.

As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred, and has determined that no charges other than an impairment loss of $0.8 million on capitalized cloud computing costs related to the indefinite delay of the implementation of cloud-based enterprise resource planning software as of June 30, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its consolidated statements of financial position as of June 30, 2020 and 2019, its consolidated statements of results of operations, comprehensive loss, changes in equity, and cash flows for the three and six months ended June 30, 2020, and 2019. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments-Credit Losses (Topic 326):"Measurement of Credit Losses on Financial Instruments", which replaces the incurred loss methodology with an expected credit loss methodology that is referred to as the current expected credit loss (CECL) methodology. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The amendments in this update are required to be applied using the modified retrospective method with an adjustment to accumulated deficit and are effective for the Company beginning with fiscal year 2020, including interim periods. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables, available for sale securities and held-to-maturity debt securities. An entity with available for sale securities and trade receivables will be required to use historical loss information, current conditions, and reasonable and supportable forecasts to determine expected lifetime credit losses. Pooling of assets with similar risk characteristics is also required. The Company adopted ASU 2016-13 on January 1, 2020 on a modified retrospective basis. Upon adoption, the standard did not have a material impact on the Consolidated Financial Statements.

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

The Company’s allowance for credit losses was $1.8 million and $1.4 million as of June 30, 2020 and December 31, 2019. During the three and six months ended June 30, 2020, the Company recognized a provision for credit losses of $1.2 million and $1.8 million and wrote off $0.2 million and $1.3 million against the allowance for credit losses, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of ASU No. 2020-04 and the LIBOR transition on its consolidated financial statements.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on the Company's interim condensed consolidated financial statements.

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

The Company determines the appropriate classification of its marketable investments at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable investments have been classified and accounted for as available-for-sale securities. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying condensed consolidated balance sheets. Investments in available-for-sale debt securities are measured at fair value. Credit losses on impaired available-for-sale debt securities are recognized through an allowance for credit losses. Credit losses recognized on an available-for-sale debt security should not reduce the net carrying amount of the available-for-sale debt security below its fair value. Any changes in fair value unrelated to credit are recognized as an unrealized gain or loss in other comprehensive income.

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

June 30, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$33,659	$-	$-	$33,659

Marketable investments:
U.S. government notes	3,198	-	-	3,198
Commercial paper	9,693	3	-	9,696
Total marketable investments	12,891	3	-	12,894

Total cash, cash equivalents and marketable investments	$46,550	$3	$-	$46,553

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,316	$-	$-	$26,316

Marketable investments
U.S. government notes	4,114	-	-	4,114
Commercial paper	3,491	-	-	3,491
Total marketable investments	7,605	-	-	7,605

Total cash, cash equivalents and marketable investments	$33,921	$-	$-	$33,921

As of June 30, 2020 and December 31, 2019, the net unrealized gains were $3,000 and none, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments as of June 30, 2020 (in thousands):

Amount
Due in less than one year	$12,894
Due in 1 to 3 years	-
Total marketable investments	$12,894

Note 3. Fair Value of Financial Instruments

Fair value is an exit price representing the amount that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels of inputs that may be used to measure fair value as follows:

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

As of June 30, 2020, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2020	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$14,097	$-	$-	$14,097
Marketable investments:
Available-for-sale-securities	3,198	9,696	-	12,894
Total assets at fair value	$17,295	$9,696	$-	$26,991

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

Corporate debt, U.S. government-backed securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The average remaining maturity of the Company’s Level 2 investments as of June 30, 2020 is 0.2 years and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the quarter and year ended June 30, 2020 and December 31, 2019, respectively.

Note 4. Balance Sheet Details

Inventories

As of June 30, 2020 and December 31, 2019, inventories consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$17,678	$17,935
Work in process	2,175	2,016
Finished goods	11,387	13,970
Total	$31,240	$33,921

Other Long-term Assets

During the quarter ended June 30, 2020, the Company recognized in general and administrative expense an impairment loss of $0.8 million for capitalized cloud computing costs related to a cloud-based enterprise resource planning software. The capitalized cloud computing costs were recorded in Other long-term assets on the balance sheet.

Accrued Liabilities

As of June 30, 2020 and December 31, 2019, accrued liabilities consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued payroll and related expenses	$7,880	$14,341
Sales and marketing accruals	1,289	2,527
Warranty liability (see Note 5)	3,155	4,401
Sales tax	2,619	3,922
Other	5,480	5,116
Total	$20,423	$30,307

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

As of June 30, 2020 and December 31 2019, approximately $0.5 million of the total product remediation liability balance was accrued as a component of the Company’s product warranty and included as Warranty liability within accrued liabilities, and $1.7 million and $2.1 million, respectively, was separately recorded as Extended warranty liabilities.

In the six months ended June 30, 2020, the Company settled $0.4 million related to Extended warranty liability. No amounts of the product warranty were settled in the six months ended June 30, 2020. As of June 30, 2020, the product remediation warranty and extended warranty liability were $0.5 million and $1.7 million, respectively.

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

After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are recognized at the time when costs are incurred.

The following table provides the changes in the product standard warranty accrual for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$3,398	$4,064	$4,401	$4,668
Add: Accruals for warranties issued during the period	1,100	2,708	1,960	4,152
Less: Settlements made during the period	(1,343)	(1,940)	(3,206)	(3,988)
Ending Balance	$3,155	$4,832	$3,155	$4,832

The settlements presented in the table exclude costs related to extended service contract cost, which was and $0.1 million and $0.3 million in the three and six months ended June 30, 2020, respectively, to replace a component in one of the Company's legacy products.

Note 6. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation, training and extended marketing support service. Approximately 80% of the Company’s deferred revenue balance of $11.8 million as of June 30, 2020 will be recognized over the next 12 months.

The following table provides changes in the deferred revenue balance for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning Balance	$12,969	$12,475	$14,222	$11,855
Add: Payments Received	2,356	5,309	5,582	9,451
Less: Revenue	(3,546)	(3,925)	(8,025)	(7,447)
Ending Balance	$11,779	$13,859	$11,779	$13,859

Costs for extended service contracts were $2.3 million and $3.5 million, respectively, for the three and six months ended June 30, 2020, respectively, and $2.2 million and $4.2 million, respectively, for the three and six months ended June 30, 2019.

Note 7. Revenue

Effective January 1, 2018, the Company recognizes revenue under ASC Topic 606. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 18% and 13% respectively, of the Company’s total revenue for the six months ended June 30, 2020 and 2019.

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

The Company determines standalone selling price ("SSP") for each performance obligation as follows:

●	Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers.
●	Extended warranty/Service contracts: SSP is based on observable price when sold on a standalone to similar customers.

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of June 30, 2020 and December 31, 2019, the accrual for the loyalty program included in accrued liabilities was $0.2 million and $0.2 million, respectively.

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

Total capitalized costs as of June 30, 2020 and December 31, 2019, respectively, were $3.7 million and $4.6 million and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.7 million and $1.4 million, respectively, during the three and six months ended June 30, 2020 and $0.7 million and $1.4 million respectively, during the three and six months ended June 30, 2019. The amortization expense related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.

Note 8. Stockholders’ Equity and Stock-based Compensation Expense

Issuances of Common Stock

On April 21, 2020, the Company issued and sold an aggregate of 2,742,750 shares of the Company’s common stock, par value $0.001 per share at a price to the public of $10.50 per share. The shares include the full exercise of the underwriter’s option to purchase an additional 357,750 shares of common stock. The Company received net proceeds from the offering of approximately $26.5 million, after deducting underwriting discounts, commissions, and offering expenses of $2.1 million.

Stock-Based Compensation

The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In June 2020, stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (the “Prior Plan”) as the Amended and Restated 2019 Equity Incentive Plan (the “Restated Plan”) and approved an additional 600,000 shares, available for future grants. The Restated Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares, and other stock or cash awards.

The Company’s Board of Directors granted its executive officers, senior management and certain employees nil and 71,678 performance stock units (“PSUs”) during the three and six months for the quarter ended June 30, 2020, respectively. The PSUs granted in the quarter ended June 30, 2020 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2020 fiscal year which consist of the achievement of revenue targets for consumable products, and the achievement of specific product milestones.

On April 1, 2020, the Company issued RSUs to settle bonuses owed to management under the 2019 Management Bonus Program. In the past, the Company has paid these bonuses with cash on hand. However, due to the economic conditions resulting from COVID-19, fully vested shares were issued in lieu of cash. The Company issued 209,981 shares related to this bonus payment to management and recognized $2.6 million in stock-based compensation expense. The Company also recorded an equivalent reduction in bonus expense as a result of the settlement of the bonus in shares.

The Company’s Board of Directors also granted its executive officers, senior management and certain employees 53,819 and 421,417 RSUs, respectively, during the three and six month periods ended June 30, 2020. The annual RSUs granted vest over four years at 25% on each anniversary of the grant date.

Under the Restated Plan, as amended, the Company issued 207,544 and 470,104 shares of common stock during the three and six months ended June 30, 2020, respectively, in conjunction with stock options exercised and the vesting of RSUs and PSUs, net of shares withheld for employee taxes.

As of June 30, 2020, there was approximately $15.5 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.6 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activity under the Restated Plan is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2019	761,705	295,699	$25.52
Additional shares reserved	600,000	-	-
Stock awards granted	(707,555)	-	-
Options exercised	-	(46,128)	4.85
Options canceled	44,177	(44,177)	39.07
Stock awards canceled	364,555	-	-
Balance, June 30, 2020	1,062,882	205,394	$26.33

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$743	$404	$1,033	$673
Sales and marketing	1,251	997	1,970	1,715
Research and development	769	370	1,090	633
General and administrative	1,332	748	1,982	805
Total stock-based compensation expense	$4,095	$2,519	$6,075	$3,826

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(11,394)	$588	$(23,808)	$(7,632)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	17,055	14,086	15,744	14,051
Dilutive effect of incremental shares and share equivalents	-	270	-	-
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	17,055	14,356	15,744	14,051
Net loss per share:
Net income (loss) per share, basic and diluted	$(0.67)	$0.04	$(1.51)	$(0.54)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Options to purchase common stock	231	192	253	466
Restricted stock units	803	178	736	460
Performance stock units	71	-	145	162
Employee stock purchase plan shares	58	-	58	94
Total	1,163	370	1,192	1,182

Note 10. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.

For the three and six months ended June 30, 2020, the Company's income tax expense was $0.5 million and $0.5 million, respectively, compared to income tax benefits of $0.2 million and $0.1 million the three and six months ended June 30, 2019, respectively.

The Company's income tax expense for the three months ended June 30, 2020 is due primarily to income taxes in foreign jurisdictions. As the Company's U.S. operations are projecting to be in a taxable loss position in fiscal year 2020, and based on all available objectively verifiable evidence during the three months ended June 30, 2020, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's Consolidated Financial Statements, but does not expect the impact to be material.

Note 11. Leases

The Company is a party to certain operating and finance leases for vehicles, office space and storages facilities. The Company’s material operating leases consist of office space, as well as storage facilities, and finance leases consist of automobiles. The Company’s facility leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.

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

The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term. In June 2020, the Company amended its Japan Tokyo office lease by extending the lease by three years through 2024.

Supplemental balance sheet information related to leases is as follows (in thousands):

Leases	Classification	June 30, 2020
Assets
Right-of-use assets	Operating lease assets	$7,577
Finance lease	Property and equipment, net*	707
Total leased assets		$8,284

* Finance lease assets included in Property and equipment, net.

Liabilities	Classification
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	1,526
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	6,262
Total Operating lease liabilities		$7,788

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities*	501
Finance lease liabilities, non-current	Other long-term liabilities	345
Total Finance lease liabilities		$846

* Finance lease liabilities included in Accrued liabilities

Lease costs during the three months ended June 30, 2020:
Finance lease cost	Amortization expense	$277
Finance lease cost	Interest for finance lease	16
Operating lease cost	Operating lease expense	728

Lease costs during the six months ended June 30, 2020:
Finance lease cost	Amortization expense	$425
Finance lease cost	Interest for finance lease	35
Operating lease cost	Operating lease expense	1,456

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2020 were as follows:
Operating cash flow	Finance lease	$35
Financing cash flow	Finance lease	380
Operating cash flow	Operating lease	1,454

Facility leases

Maturities of facility leases liabilities were as follows as of June 30, 2020 (in thousands):

Year Ending June 30,	Amount
Remainder of 2020	$1,439
2021	2,959
2022	2,988
2023	706
2024 and thereafter	106
Total lease payments	8,198
Less: imputed interest	(410)
Present value of lease liabilities	$7,788

Vehicle Leases

As of June 30, 2020, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Year Ending June 30,	Amount
Remainder of 2020	$249
2021	395
2022	253
2023	11
Total lease payments	908
Less: imputed interest	(62)
Present value of lease liabilities	$846

Weighted-average remaining lease term and discount rate, as of June 30, 2020, were as follows:

Lease Term and Discount Rate	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	2.7
Finance leases	2.5
Weighted-average discount rate
Operating leases	2.2%
Finance leases	5.6%

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

In November 2019, the Company’s former Executive Vice President and CFO Sandra A. Gardiner announced her resignation from the Company. On November 7, 2019, Ms. Gardiner filed an arbitration demand against the Company in connection with the terms of her employment and resignation. This matter was settled during the second quarter of 2020 with a cash payment of $0.4 million and issuance of 15,408 shares of common stock.

As of June 30, 2020 and December 31, 2019, the Company had no accrued expense related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

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

On or about March 11, 2019, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Second Amended Revolving Line of Credit”). The Second Amended Revolving Line of Credit requires the Company to maintain a minimum cash balance of $15 million at Wells Fargo but removes all other covenants so long as no money is drawn on the line of credit. The Company may draw down on the line of credit at the time it reaches and maintains trailing twelve months adjusted EBITDA of not less than $10 million, and a leverage ratio not to exceed 2.5 to 1.0.

On or about March 19, 2020, the Company entered into a Third Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Third Amended Revolving Line of Credit”). The Third Amended Revolving Line of Credit required the Company to maintain a minimum cash, cash equivalents, and marketable investments balance of $15 million at all Financial Institutions utilized by the Company, and maintained the removal of all other covenants (under the second amendment) so long as no money was drawn on the line of credit.

Due to the receipt of the PPP loan, the Loan and Security Agreement with Wells Fargo was amended in June 2020 as the Company violated a covenant and obtained a waiver for those covenants related to the overall indebtedness due to the receipt of the PPP loan.

As of June 30, 2020, the Company had not drawn on the Original Revolving Line of Credit and the Company was in compliance with all financial covenants of the Original Revolving Line of Credit, as amended. Refer to the subsequent events footnote for more details.

The Paycheck Protection Program (PPP) Loan

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The loan, which is in the form of a promissory note dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing October 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part. With respect to any portion of the loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the loan. The PPP loan is recorded as Promissory note on the consolidated balance sheets.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business. On April 28, 2020, in press conference remarks, the Secretary of the U.S. Department of the Treasury stated that the SBA intends to perform a review of PPP loans over $2.0 million. The required certification made by the Company is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances the Company satisfied all eligible requirements for the PPP Loan, it is later determined the Company was ineligible to apply for and receive the PPP Loan, the Company may be required to repay the PPP Loan in its entirety and the Company could be subject to additional penalties. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

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

The following table presents a summary of revenue by geography for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue mix by geography:
United States	$10,915	28,147	24,699	48,547
Japan	8,517	5,337	15,679	10,631
Asia, excluding Japan	1,846	4,547	5,075	7,642
Europe	1,325	2,504	4,141	5,240
Rest of the world	3,766	7,239	9,014	11,740
Total consolidated revenue	$26,369	47,774	58,608	83,800
Revenue mix by product category:
Products	15,541	37,539	36,500	64,748
Consumables	1,426	2,654	3,959	4,599
Skincare	4,778	1,775	7,677	3,383
Total product revenue	$21,745	41,968	48,136	72,730
Service	4,624	5,806	10,472	11,070
Total consolidated revenue	$26,369	47,774	58,608	83,800

Note 15. Subsequent Events

The Company has determined that there are no material subsequent events exist other than the following:

Loan and Security Agreement

On July 9, 2020, the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The Company must also meet certain quarterly revenue   targets on a trailing twelve-month basis as part of the financial covenants. This clause is subject to renegotiation at the beginning of each fiscal year. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company. On the same day, the Company terminated its undrawn revolving line of credit with Wells Fargo Bank, N.A. (as referenced in Note 13).

Headquarters Office Lease Amendment

On July 9, 2020, the Company amended its lease agreement for its headquarters building located at 3420 Bayshore Boulevard, Brisbane, California. The amendment provides for the following:

●	the extension of the lease term, with the extended term to begin on February 1, 2023 and continue until January 31, 2028;
●	the abatement of the monthly base rent for the four month period beginning September 1, 2020 and ending December 31, 2020;
●	the amendment of monthly base rent for the current term and the extension term to approximately $0.2 million for January 2021 with annual increases of 3.5% thereafter; and
●	the waiver by the Company of its early termination right in the lease.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Risks Related to the Company’s Business

The Company’s net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

●	a pandemic of the coronavirus disease, or COVID-19, has spread worldwide and has adversely affected the Company's business, operations and financial condition;
●	the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
●	the existence and timing of any product approvals or changes;
●	the Company could no longer have access to cash due to the Company's inability to meet its debt repayment and covenant obligations under the Loan and Security Agreement with Silicon Valley Bank;
●	a determination that the Company must repay all, or substantially all, of the loan proceeds received under the Payroll Protection Program;
●	the existence and timing of any product approvals or changes;
●	the rate and size of expenditures incurred on its clinical, manufacturing, sales, marketing and product development efforts;
●	its ability to hire and retain personnel;

●	the availability of key components, materials and contract services, which depends on its ability to forecast sales, among other things;
●	investigations of its business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	impact of the FDA communication letter regarding “vaginal rejuvenation” procedures using energy-based devices on sales of the Company's products;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	volatility in the global market and worldwide economic conditions;
●	changes in tax laws, including changes domestically and internationally, or exposure to additional income tax liabilities;
●	the impact of the new EU privacy regulations, the General Data Protection Regulation on the Company’s resources;
●	the financial health of its customers and their ability to purchase its products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the its product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of its business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its Condensed Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of June 30, 2020.

Executive Summary

Company Description

The Company is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners (collectively, “practitioners”), enabling them to offer safe and effective aesthetic treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently offers easy-to-use products based on the following key platforms: enlighten, excel HR, truSculpt, excel V, xeo, and Secret RF— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, and toenail fungus. Many of the Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements.

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

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue), and the sale of skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides the Company with a source of additional Systems revenue. The Company’s primary system platforms include: excel, enlighten, Secret RF, truSculpt and xeo.

During the second quarter, the Company wrote-off $0.8 million of inventory on hand related to its Juliet platform due to declining sales. Sales related to Juliet has been declining due to the COVID-19 pandemic and the FDA letter issued on July 30, 2018 expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices.

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
●

generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, truSculpt cycles, skincare products and disposable single use components for Secret RF products.

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The Company’s first six months results were impacted by a decline in patient volumes associated with COVID-related shutdowns. However, the extent to which the coronavirus pandemic impacts the Company's business, operations, and financial results is still uncertain and will depend on numerous evolving factors that the Company may not be able to accurately predict, including:

●	the duration and scope of the pandemic;
●

governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity, as well as the Company’s ability to avail itself of programs intended to assist businesses during the pandemic;

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

A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended on April 14, 2020 - Part I, Item 1A “Risk Factors,” (2) the Company’s reports and registration statements filed and furnished from time to time with the SEC, including the S-3 and Prospectus Supplement related to the Company’s recent public offering filed on April 2 and 26, 2020, respectively, and (3) other announcements the Company makes from time to time.

Impact of COVID-19 on Company’s business and operations

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The COVID-19 outbreak is negatively affecting the United States and global economies. As the COVID-19 outbreak continues to spread, governmental authorities ordered quarantines, shelter-in-place, and restrictions on the conduct of business operations related to the COVID-19 outbreak. These measures and restrictions had an impact on the Company's business, which led the Company to implement cost control measures, and results of operations during the six months ended June 30, 2020. The Company expects the COVID-19 outbreak to continue to affect its operations and those of third parties on which the Company relies, which could cause disruptions in its supply chain and contract manufacturing operations. Though the shelter-in-place orders were lifted or eased allowing certain businesses to open up, government authorities may order additional restrictions, quarantines or shelter-in-place. As a result, the extent of the COVID- 19 impact on the Company's supply chain and its future revenues is difficult for the Company to quantify at this time. The Company has commenced limited manufacturing and currently has inventory on hand for the next 120-180 days to meet its forecasted demand, but the Company must be able to continue to have access to its supply chain to meet demand beyond that period.

Beginning in the second half of its first quarter of 2020, and through the date of this report, the Company has experienced decreasing levels of customer demand for its products. As a result of COVID-19, some of its customers are required to shelter-in-place and are not working.

The Company's customers not subject to shelter-in-place requirements are performing fewer procedures and their customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures such as those attendant to our products are often cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company's customers may cancel orders for laser systems or use fewer consumables. Some of the Company's customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by its customers, the Company may also encounter problems collecting on its receivables. The COVID-19 pandemic continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations. The Company cannot presently predict the scope and severity of further potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company engages were to experience shutdowns or other business disruptions, the Company’s ability to conduct business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on the Company’s business and the Company’s revenues, operating results, cash flows and financial condition. The factors and trends related to the sale of the Company’s products and consumables may also impact demand for service contracts. A reduction in customer orders would reduce the amount of revenue that the Company expects to generate. The Company expects this reduction to continue at least through the third quarter of 2020, and perhaps for the remainder of 2020 and beyond, but its extent cannot be quantified at this time. The aforementioned factors and trends may also impact demand for its service contracts. The Company's customers’ patients are also impacted by the economic outlook due to the current pandemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work or have to allocate their cash to other priorities. The Company expects that many of the patients of its customers will return slowly as the economic environment improves and revenue from its customers will begin to improve again as a result of the economic conditions improving and more procedures being performed. Additionally, the continued spread of the COVID-19 pandemic could adversely impact our clinical trial operations, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to the COVID-19 pandemic if an outbreak occurs in their geography.

In response to the COVID-19 outbreak, the Company took actions to reduce expenses, including discontinuing nonessential services and programs, instituting controls on travel and entertainment, implementing further cost-cutting measures and evaluating whether improved efficiencies can be obtained in its workforce. For example, the directors on the Company's board of directors agreed to a 25% reduction in their fees, the Company's Chief Executive Officer and its President and Chief Operating Officer had a 25% reduction in their salaries and other members of management had significant reductions in their salaries, which will remain in place until such time as the Company's business operations and economic conditions improve. The Company also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of its workforce. In addition, in order to further conserve cash, bonuses owed to management from the 2019 Management Bonus Program were paid mostly in equity (Note 8) rather than in cash.

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") to provide certain relief as a result of the COVID-19 outbreak. The primary provisions of the CARES Act applicable to us include;

●	compensation, benefits, and payroll relief for employers;
●	certain amendments to the limitations on the deductibility of interest contained in Section 163(j) of the Internal Revenue Code of 1986, as amended, for taxable years beginning in 2019 and 2020; and
●	an allowance of net operating loss carrybacks for taxable years beginning in 2018 and before 2021.

The Company continuously evaluates how the benefits from the CARES Act and other pandemic-driven governmental legislation and programs would impact its financial position, results of operations and cash flows.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The Company believes that the current economic uncertainty makes the loan necessary to support ongoing operations.

The PPP loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The Company’s goal is to apply the proceeds of the loan to the list of enumerated items that allow for a significant portion of the loan to be forgiven but the Company can provide no assurance that the Company will be successful in its efforts to do so and may need to pay the principal and interest of the PPP loan back as a result. With respect to any portion of the loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the loan.

There are risks and uncertainty regarding the PPP loan as the Company may be deemed ineligible to receive the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the loan. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

On July 9, 2020, the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The Company must also meet certain quarterly revenue   targets on a trailing twelve-month basis as part of the financial covenants. This clause is subject to renegotiation at the beginning of each year. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company. On the same day, the Company terminated its undrawn revolving line of credit with Wells Fargo Bank, N.A.. The terms of the Silicon Valley Bank Loan and Security Agreement include restrictive covenants, such as limitations on our ability to incur additional debt and certain operating restrictions that could adversely impact its ability to conduct business.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the consolidated financial statements. The Company believes that its critical accounting policies reflect the more significant estimates and assumptions used in the preparation of its audited consolidated financial statements. The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020, as amended on April 14, 2020. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.

As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred. The Company recognized an impairment loss of $0.8 million on capitalized cloud computing costs related to implementation of cloud-based enterprise resource planning software during the quarter ended June 30, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Revenue	100%	100%	100%	100%
Cost of revenue	56%	46%	56%	49%
Gross Margin	44%	54%	44%	51%

Operating Expenses:
Sales and marketing	42%	36%	44%	39%
Research and development	11%	7%	12%	8%
General and administrative	32%	11%	28%	13%
Total operating expenses	85%	54%	84%	60%

Income (loss) from operations	(41)%	1%	(39)%	(9)%
Interest and other income, net	-%	-%	-%	-%
Income (loss) before income taxes	(41)%	1%	(39)%	(9)%

Provision (benefit) for income taxes	2%	(1)%	1%	-%
Net income (loss)	(43)%	-%	(40)%	(9)%

Revenue

The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 18% and 13% of the Company’s total revenue for the six months ended June 30, 2020 and June 30, 2019, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized at a point in time is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue mix by geography:
United States	$10,916	$28,147	(61)%	$24,700	$48,547	(49)%
International	15,453	19,627	(21)%	33,908	35,253	(4)%
Consolidated total revenue	$26,369	$47,774	(45)%	$58,608	$83,800	(30)%

United States as a percentage of total revenue	41%	59%		42%	58%
International as a percentage of total revenue	59%	41%		58%	42%

Revenue mix by product category:
Systems - North America	$8,214	$26,491	(69)%	$18,596	$44,071	(58)%
Systems - International	7,328	11,048	(34)%	17,904	20,677	(13)%
Total Systems	15,542	37,539	(59)%	36,500	64,748	(44)%
Consumables	1,425	2,654	(46)%	3,958	4,599	(14)%
Skincare	4,778	1,775	169%	7,678	3,383	127%
Total Products	21,745	41,968	(48)%	48,136	72,730	(34)%
Service	4,624	5,806	(20)%	10,472	11,070	(5)%
Total Net Revenue	$26,369	$47,774	(45)%	$58,608	$83,800	(30)%

The Company’s total net revenue decreased by 45% and 30% in the three and six month period ended June 30, 2020, respectively, compared to the same period in 2019 as a result of decline in the demand of the Company’s products as a direct result of the COVID-19 pandemic.

Revenue by Geography

The Company’s U.S. revenue decreased by $17.2 million, or 61%, in the three months ended June 30, 2020, and decreased by $23.8 million, or 49%, in the six months ended June 30, 2020, compared to the same periods in 2019. This decrease was due primarily to significant decline in sales in the North America market as a direct result of the COVID-19 pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. In response to the pandemic, government authorities imposed mandatory business closures, shelter-in place and work-from-home orders and social distancing protocols. Government authorities began lifting these restrictions during the second quarter and patients of the Company’s customers’ have started returning slowly. However the economic situation is still uncertain as the COVID-19 virus continues to spread in certain parts of the world.

The Company’s international revenue decreased by $4.2 million, or 21%, and $1.3 million, or 4%, in the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease was mostly due to decreased sales as a direct result of the COVID-19 pandemic.

Revenue by Product Type

Systems Revenue

Systems revenue in North America decreased by $18.3 million, or 69%, and decreased by $25.5 million, or 58%, in the three and six months and ended June 30, 2020, respectively, compared to the same periods in 2019, mainly due to the significant decline in system sales in the Company’s North America market, which represents the Company’s biggest market. The significant decline in systems revenue in the North America market was as a direct result of the COVID-19 pandemic.

The Rest of the World systems revenue decreased by $3.7 million, or 34% and decreased by $2.8 million, or 13% in the three and six months ended June 30, 2020, respectively, primarily as a result of the COVID-19 pandemic.

Consumables Revenue

Consumables revenue decreased by $1.2 million and $0.6 million, or 46% and 14%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in consumables revenue was primarily due to the decreasing sales in installed base of truSculpt iD, Secret RF, and truSculpt flex, each of which have a consumable element as well as the decline in usage of the consumables due to the COVID-19 pandemic.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased by $3 million and $4.3 million, or 169% and 127%, for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase was due primarily to increased marketing and promotional activities, as well as changes in customers behavior due to the COVID-19 pandemic as some consumers opted to purchase skincare products rather than going to a doctor's office for treatment.

Service Revenue

The Company’s Service revenue decreased $1.2 million, or 20%, and decreased by $0.6 million, or 5%, for the three and six months ended and June 30, 2020, respectively, compared to the same periods in 2019. This decrease was due primarily to decreased sales of service contracts, and support and maintenance services provided on a time and materials basis to the Company's network of international distributors, due to the COVID-19 pandemic.

Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Gross Profit	$11,624	$25,831	(55)%	$25,960	$43,140	(40)%
As a percentage of total net revenue	44%	54%		44%	51%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities.

Gross profit as a percentage of revenue decreased 10% and 7% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. The decrease in gross profit as a percentage of revenue was primarily driven by lower overhead absorption on lower revenue, and the decline in the average sales price of systems due to the COVID-19 pandemic, and reduction-in-force and furloughed costs implemented by the Company during the quarter, partially offset by costs savings from the reduction-in-force and furlough.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Sales and Marketing	$11,035	$16,992	(35)%	$25,823	$33,096	(22)%
As a percentage of total net revenue	42%	36%		44%	39%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $5.9 million, or 35%, decrease in sales and marketing expenses for the three months ended June 30, 2020 compared to same period in 2019 was due primarily to:

●	$3.1 million decrease in personnel related expenses, including commission costs;
●	$1.4 million decrease in travel due to COVID-19 restrictions;
●

$1.4 million of lower promotional expenses and outside services, primarily due to a reduction in the cost of workshops and tradeshows due to their reduced frequency as a result of the COVID-19 pandemic; offset by a 0.2 million increase due to website related costs.

The $7.3 million, or 22%, decrease in sales and marketing expenses for the six months ended June 30, 2020 compared to the same period in 2019 was due primarily to:

●	$4.2 million decrease in personnel related expenses, including commission costs;
●	$3.0 million of lower promotional expenses, related to tradeshows and workshops as a result of their decrease in frequency due to the COVID-19 pandemic.

Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$2,991	$3,273	(9)%	$6,862	$6,979	(2)%
As a percentage of total net revenue	11%	7%		12%	8%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $0.3 million, and represented 11% of total net revenue, in the three months ended June 30, 2020, compared to 7% for the same period in 2019. The decrease in expense was due primarily to $0.7 million increase in stock based compensation due mainly to the settlement of the Company's accrued bonus liability in shares, partially offset by a reduction in bonus expense of $0.4 million as a result of the settlement of the bonus in shares.

R&D expenses decreased by $0.1 million, and represented 12% of total net revenue, in the six months ended June 30, 2020, compared to 8% for the same period in 2019. This decrease in R&D expenses was due primarily to $0.4 million decrease in consulting costs due to COVID-19, partially offset by a $0.3 million increase in personnel expenses.

General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
General and Administrative	$8,529	$5,267	62%	$16,336	$10,792	51%
As a percentage of total net revenue	32%	11%		28%	13%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $3.3 million, or 62%, and $5.5 million, or 51%, and represented 32% and 28% of total net revenue in the three and six months ended June 30, 2020, respectively, compared to 11% and 13% of total net revenue in the three and six months ended June 30, 2019, respectively. The $3.3 million increase for the three months ended June 30, 2020 was due primarily to $1.3 million of credit losses and $1.0 million for legal fees, write-off of capitalized cloud computing costs of $0.8 million, $0.5 million of severance payments related to the reduction-in-force and $0.6 million increase in stock based compensation due mainly to the settlement of the Company's accrued bonus liability in shares, partially offset by a reduction in bonus expense of $0.9 million as a result of the settlement of the bonus in shares.

Interest and Other Income, Net

Interest and other income (expense), net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Interest and other income (expense), net	$3	$46	(93)%	$(204)	$(33)	518%
As a percentage of total net revenue	-%	-%		-%	-%

Interest and other income (expense), net, decreased $43,000 or 93% in the three months ended June 30, 2020, compared to the same period in 2019. The decrease was due primarily to interest income from he Company's marketable investments offset by foreign exchange gains and losses, and interest expense related to the PPP loan, lease financing costs and significant financing components included in the Company’s multi-year post-warranty service contracts for customers who make payment more than one year in advance of receiving the service under the new revenue standard effective January 1, 2018.

Interest and other income (expense), net, increased $0.2 million or 518% in the six months ended June 30, 2020, compared to the same period in 2019. This increase was due primarily to foreign exchange losses, interest expense related to the PPP loan, lease financing costs and the significant financing components included in the Company’s multi-year post-warranty service contracts for customers who make payment more than one year in advance of receiving the service under the new revenue standard effective January 1, 2018, partially offset by interest income from the Company’s marketable investments.

Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2020	2019	$ Change	2020	2019	$ Change
Income (loss) before income taxes	$(10,928)	$345	$(11,273)	$(23,265)	$(7,760)	$15,505
Provision (benefit) for income tax	466	(243)	709	543	(128)	671

For the three and six months ended June 30, 2020, the Company's income tax expense was $0.5 million and $0.5 million, respectively, compared to income tax benefits of $0.2 and $0.1 million in the same periods in 2019.

The Company's income tax expense for the three and six months ended June 30, 2020 is due primarily to increase in Japan skincare revenue which increased the income taxes in foreign jurisdictions.

As the Company's U.S. operations are projecting to be in a taxable loss position in fiscal year 2020, and based on all available objectively verifiable evidence during the three months ended June 30, 2020, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on our first-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on its Consolidated Financial Statements, but does not expect the impact to be material.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from maturity and sales of marketable investments, cash generated from the issuance of common stock through exercise of stock options, net proceeds from a public offering and the Company’s employee stock purchasing program. On July 9, 2020, the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The Company must also meet certain quarterly revenue   targets on a trailing twelve-month basis as part of the financial covenants. This clause is subject to renegotiation at the beginning of each year. The proceeds of the revolving loans may be used for general corporate purposes.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The loan, which is in the form of a promissory note dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing October 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

The Company actively manages its cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash and investments are held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of June 30, 2020 and December 31, 2019, the Company had $52.3 million and $36.4 million of working capital, respectively. Cash and cash equivalents, plus marketable investments increased by $12.7 million to $46.6 million as of June 30, 2020, from $33.9 million as of December 31, 2019, primarily due to an increase in cash from financing activities offset by the Company’s loss from operations due to the sales decline as a result of COVID-19 and settlement of accrued liabilities as of December 31, 2019.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes the Company's cash, cash equivalents and marketable investments:

(Dollars in thousands)	June 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$33,659	$26,316	$7,343
Marketable investments	12,894	7,605	5,289
Total	$46,553	$33,921	$12,632

Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(17,951)	$(3,919)
Investing activities	(5,702)	5,284
Financing activities	30,996	251
Net increase (decrease) in cash and cash equivalents	$7,343	$(1,616)

Cash Flows from Operating Activities

Net cash used in operating activities in the six months ended June 30, 2020 was approximately $18.0 million, which was primarily due to:

●

$23.8 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $6.1 million, $2.1 million of depreciation and amortization expenses, 1.7 million of provision for credit losses and $0.8 million related to impairment of software development costs;

●	$10.8 million cash used to settle accounts payable and accrued liabilities;
●	$6.0 million from decrease in accounts receivables;
●	$2.7 million from decrease in inventories;
●	$2.4 million from decreased in deferred revenue;
●	$0.5 million from decrease in other long term assets; and
●	$0.3 million used to settle extended warranty liabilities.

Net cash used in operating activities in the six months ended June 30, 2019 was approximately $4.0 million, which was primarily due to:

●	$7.6 million net loss as adjusted for by non-cash related items consisting primarily of stock-based compensation expense of $3.8 million, and $2.2 million of depreciation and amortization expenses;
●	$5.3 million increase in accounts receivables;
●	$3.8 million increase in accrued liabilities due primarily to due to the timing of vendor payments in the ordinary course of business;
●	$2.3 million decrease in pre-paid expenses and other long term assets;
●	$1.3 million generated from an increase in deferred revenue;
●	$1.1 million used to increase inventories;
●	$0.8 million used to settle extended warranty liabilities;
●	$0.4 million decrease in other long-term liabilities, including tax liability of $0.3 million; and
●	$0.1 million generated from an increase in accounts payable due primarily to increased material purchases.

Cash Flows from Investing Activities

Net cash used in investing activities was $5.7 million in the six months ended June 30, 2020, which was primarily due to:

●	$16.2 million of cash used to purchase marketable investments;
●	$0.4 million of cash used in the acquisition of property, equipment, and software; partially offset by
●	$10.9 million in net proceeds from the maturities of marketable investments

Net cash provided by investing activities was $5.3 million in the six months ended June 30, 2019, which was primarily due to:

●	$9.6 million in net proceeds from the maturities of marketable investments; partially offset by
●	$4.0 million of cash used to purchase marketable investments.

Cash Flows from Financing Activities

Net cash provided by financing activities was $31.0 million in the six months ended June 30, 2020, which was primarily due to:

●	$26.5 net proceeds from the issuance of common stock in April 2020;
●	$7.1 million from the PPP loan;
●	$0.8 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
●	$3.1 million of cash used for taxes related to net share settlement of equity awards; and
●	$0.4 million of cash used to pay finance lease obligations.

Net cash used in financing activities was $0.3 million in the six months ended June 30, 2019, which was primarily due to:

●	$1.2 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
●	$0.6 million of cash used for taxes related to net share settlement of equity awards; and
●	$0.3 million of cash used to pay finance lease obligations.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $46.6 million as of June 30, 2020. For the first six months of 2020, the Company’s principal source of liquidity is cash generated from proceeds received from its April 2020 offering, the PPP loan, maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program.

On April 21, 2020, the Company received net proceeds of approximately $26.5 million from a public offering of its common stock, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company. The Company intends to use the net proceeds of the offering to fund growth initiatives, market development activities related thereto and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies or businesses.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. There are risks and uncertainties regarding the PPP loan as the Company may be deemed ineligible to receive the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the loan. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

On July 8, 2020, the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The Company must also meet certain quarterly revenue   targets on a trailing twelve-month basis as part of the financial covenants. This clause is subject to renegotiation at the beginning of each year. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan Agreement are secured by substantially all of the assets of the Company.

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

On or about March 19, 2020, the Company entered into a Third Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Third Amended Revolving Line of Credit”). The Third Amended Revolving Line of Credit requires the Company to maintain a minimum cash, cash equivalents, and marketable investments balance of $15 million at all Financial Institutions utilized by the Company, and maintains the removal of all other covenants (under the second amendment) so long as no money is drawn on the line of credit.

As the Company received a PPP loan, the Loan and Security Agreement with Wells Fargo was amended in June 2020. This amendment waived certain requirements from Wells Fargo as the overall indebtedness and increased with receipt of the PPP loan.

As of June 30, 2020, the Company entered into a Fourth Amendment and Waiver to the Loan and Security Agreement with Wells Fargo because the Company had violated a financial covenant related to indebtedness and obtained a waiver from Wells Fargo. The Company is in compliance with all financial covenants of the Original Revolving Line of Credit, as amended, and has not drawn down on the lone of credit.

The Company terminated the Third Amended  Revolving Line of Credit subsequent to the issuance of the June 30, 2020 financial statements. Refer to the subsequent events footnote for more details.

Commitments and Contingencies

As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since March 16, 2020, as reported in the Company’s Annual Report on 2019 Form 10-K, as amended in Form 10-K/A filed on April 14, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, , as amended on April 14, 2020, the Company’s reports and registration statements filed and furnished from time to time with the SEC, including the S-3 and Prospectus Supplement related to the Company’s recent public offering filed on April 2 and 20, 2020, respectively, and other announcements the Company makes from time to time.

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

The weighted average maturity of the Company’s portfolio as of June 30, 2020 was approximately 0.2 years. If interest rates rise, the market value of its investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would have resulted in no impact on the Company’s total investment portfolio.

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

As of June 30, 2020, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the LIBOR rate. The LIBOR rate was 0.16% as of June 30, 2020, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the LIBOR rate increases in future periods.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of June 30, 2020 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Interim Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and Interim CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and Interim CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2020.

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

Changes in Internal Control over Financial Reporting

The Company implemented certain controls related to the adoption of FASB ASC 326 Financial Instruments – Credit Losses, effective January 1, 2020. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC 326 Financial Instruments – Credit Losses, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements refer to Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, as amended on April 14, 2020.

.

ITEM 1A.	RISK FACTORS

Other than as set forth below, there are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020.

The Company may be deemed ineligible to receive the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the PPP loan.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company believes that the current economic uncertainty makes the loan necessary to support ongoing operations.

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

The loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender (the “Loan”), matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Loan. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect the Company's business and financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in December 2019 and has since spread globally, including to the United States, Europe, Asia and South America, where the Company currently sells its products. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Such events have resulted and the Company expects, will continue to result, in a period of business disruption. As a result of the COVID-19 outbreak, some of the Company's customers are being required to shelter-in-place and are not working. In cases where the Company's customers are working, they are performing fewer procedures. When they are performing procedures, customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures are getting cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company's customers may cancel orders for laser systems or will use less consumables. Some of the Company's customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by the Company's customers, the Company may also encounter problems collecting on its receivables, which will impact the Company's cash position and could result in negative cash flows.

In response to the COVID-19 pandemic, the Company has recently taken action to reduce the expense associated with its workforce which could negatively affect the Company’s operations and the morale of its employees.

In response to the COVID-2019 pandemic, the Company’s Chief Executive Officer and President and Chief Operating Officer have each agreed to a 25% reduction in their salaries and other members of management have also agreed to significant reductions in their salaries, until such time as the Company’s business operations and economic conditions improve. The Company has also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of the Company’s workforce. The actions the Company has taken may negatively impact the morale of its workforce, leading to a decrease in the quality of work or the voluntary departure of additional employees. Workers placed on furlough may find other jobs and decide not to work at the Company in future. Although the Company expects the roles of its furloughed and former employees will be performed by others for the time being, their skills sets may not allow them to perform the work as proficiently or efficiently as others. As a result of the actions the Company has taken to preserve cash, its workforce may become strained, morale may decline and the quality of work may suffer, all of which could negatively affect the Company’s business operations and adversely impact its revenue as a result.

A reduction in customer orders would reduce the amount of revenue that the Company expect to obtain. The Company expects the amount of revenue to increase slightly in the third quarter of 2020, and perhaps for the remainder of 2020, compared to the second quarter 2020, but its extent cannot be quantified at this time.

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

There has been volatility in the price of the Company’s common stock since December 1, 2019, decreasing from $37 per share to $9.19 per share as of the closing of March 20, 2020. The Company believes this is due in part to significant turnover of the Company’s North America sales team, the COVID-19 pandemic, and other factors. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future. The market price for the Company’s common stock could also be affected by a number of other factors, including the general market conditions unrelated to the Company’s operating performance, including market volatility as a result of the COVID-19 outbreak.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).

3.4	Bylaws of the Registrant (filed as Exhibit 3.4 to its Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference).

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employment Offer Letter dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth.

99.2	Change of Control and Severance Agreement dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth

101.ins	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab	In line XBRL Taxonomy Extension Label Linkbase Document

101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of August, 2020.

CUTERA, INC.

/S/ FUAD AHMAD
Fuad Ahmad
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)