Form 10-Q
period 2020-09-30
CUTERA INC
filed 2020-11-09
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2020, was 17,632,649

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, Cutera®, AccuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™, ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Vantage®, Fraxis PRO®, Secret RF® and xeo®

These trademarks and trade names are the property of Cutera or the property of its consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, its trademarks and tradenames referred to in this Quarterly Report on Form 10-Q may appear without the ® or symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and tradenames.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$29,394	$26,316
Marketable investments	13,046	7,605
Accounts receivable, net of allowance for credit losses of $1,505 and $1,354, respectively	17,597	21,556
Inventories	29,333	33,921
Other current assets and prepaid expenses	6,892	5,648
Total current assets	96,262	95,046

Property and equipment, net	2,391	2,817
Deferred tax asset	500	423
Operating lease right-of-use assets	17,645	7,702
Goodwill	1,339	1,339
Other long-term assets	5,290	6,411
Total assets	$123,427	$113,738

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,799	$12,685
Accrued liabilities	25,644	30,307
Operating lease liabilities	1,608	2,800
Extended warranty liability	1,497	1,999
Deferred revenue	9,580	10,831
Total current liabilities	45,128	58,622

Deferred revenue, net of current portion	2,244	3,391
Income tax liability	93	93
Long-term debt	7,167	-
Operating lease liabilities, net of current portion	16,497	5,112
Other long-term liabilities	292	578
Total liabilities	71,421	67,796

Commitments and Contingencies (Notes 11 and 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 17,625,849 and 14,315,586 shares at September 30, 2020 and December 31, 2019, respectively	18	14
Additional paid-in capital	114,410	82,346
Accumulated deficit	(62,423)	(36,358)
Accumulated other comprehensive income (loss)	1	(60)
Total stockholders’ equity	52,006	45,942
Total liabilities and stockholders’ equity	$123,427	$113,738

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (in thousands, except per share data)

 (unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenue:
Products	$33,254	$40,315	$81,390	$113,045
Service	5,878	5,802	16,350	16,872
Total net revenue	39,132	46,117	97,740	129,917
Cost of revenue:
Products	14,017	16,343	40,326	50,278
Service	3,369	3,541	9,708	10,266
Total cost of revenue	17,386	19,884	50,034	60,544
Gross profit	21,746	26,233	47,706	69,373

Operating expenses:
Sales and marketing	12,286	17,691	38,109	50,786
Research and development	3,432	3,643	10,294	10,622
General and administrative	7,239	7,308	23,575	18,100
Total operating expenses	22,957	28,642	71,978	79,508
Loss from operations	(1,211)	(2,409)	(24,272)	(10,135)
Other expense	(382)	(146)	(586)	(180)
Loss before income taxes	(1,593)	(2,555	(24,858)	(10,315)
Income tax expense (benefit)	664	73	1,207	(55)
Net loss	$(2,257)	$(2,628)	$(26,065)	$(10,260)

Net loss per share:
Basic and Diluted	$(0.13)	$(0.19)	$(1.59)	$(0.73)

Weighted-average number of shares used in per share calculations
Basic and Diluted	17,603	14,182	16,368	14,095

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

 (in thousands)

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(2,257)	$(2,628)	$(26,065)	$(10,260)
Other comprehensive income:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(2)	1	(2)	10
Less: Reclassification adjustment for (gains) losses on investments recognized during the period	-	-	63	-
Net change in unrealized gain on available-for-sale investments	(2)	1	61	10
Other comprehensive gain (loss), net of tax	(2)	1	61	10
Comprehensive loss	$(2,259)	$(2,627)	$(26,004)	$(10,250)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three and NineMonths Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at July 1, 2020	17,567,688	$18	$112,644	$(60,166)	$3	$52,499
Exercise of stock options	750	─	8	─	─	8
Issuance of common stock in settlement of restricted stock units, net of shares withheld for employee taxes	57,411	─	(224)	─	─	(224)
Stock-based compensation expense	─	─	1,982	─	─	1,982
Net loss	─	─	─	(2,257)	─	(2,257)
Net change in unrealized gain on available-for-sale investments	─	─	─	─	(2)	(2)
Balance at September 30, 2020	17,625,849	$18	$114,410	$(62,423)	$1	$52,006

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (loss)	Equity

Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Issuance of common stock for employee purchase plan	39,248	─	437	─	─	437
Exercise of stock options	46,878	─	419	─	─	419
Issuance of common stock in connection with public offering, net of offering costs of $2,303	2,742,750	3	26,492	─	─	26,495
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	481,387	1	(3,341)	─	─	(3,340)
Stock-based compensation expense	─	─	8,057	─	─	8,057
Net loss	─	─	─	(26,065)	─	(26,065)
Net change in unrealized gain on available-for-sale investments	─	─	─	─	61	61
Balance at September 30, 2020	17,625,849	$18	$114,410	$(62,423)	$1	$52,006

Three and Nine Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at July 1, 2019	14,142,296	$14	$74,870	$(31,642)	$(60)	$43,182
Exercise of stock options	38,966	─	437	─	─	437
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	18,559	─	(180)	─	─	(180)
Stock-based compensation expense	─	─	3,178	─	─	3,178
Net loss	─	─	─	(2,628)	─	(2,628)
Net change in unrealized loss on available-for-sale investments	─	─	─	─	1	1
Balance at September 30, 2019	14,199,821	$14	$78,305	$(34,270)	$(59)	$43,990

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Issuance of common stock for employee purchase plan	53,803	─	833	─	─	833
Exercise of stock options	79,420	─	767	─	─	767
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	97,746	─	(750)	─	─	(750)
Stock-based compensation expense	─	─	7,004	─	─	7,004
Net loss	─	─	─	(10,260)	─	(10,260)
Net change in unrealized loss on available-for-sale investments	─	─	─	─	10	10
Balance at September 30, 2019	14,199,821	$14	$78,305	$(34,270)	$(59)	$43,990

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 (in thousands)

  (unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(26,065)	$(10,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	8,057	7,004
Depreciation of tangible assets	1,056	1,184
Amortization of contract acquisition costs	2,017	2,169
Impairment of capitalized cloud computing costs	805	-
Change in deferred tax asset	(77)	(2)
Provision for credit losses	1,750	647
Change in right-of-use asset	250	-
Other	327	55
Changes in assets and liabilities:
Accounts receivable	2,209	(4,232)
Inventories	4,588	(6,028)
Other current assets and prepaid expenses	(1,273)	(1,423)
Other long-term assets	(1,701)	(2,608)
Accounts payable	(5,886)	2,861
Accrued liabilities	(4,559)	4,900
Extended warranty liabilities	(502)	(927)
Other long-term liabilities	-	(140)
Deferred revenue	(2,398)	907
Income tax liabilities	-	(301)
Net cash used in operating activities	(21,402)	(6,194)

Cash flows from investing activities:
Acquisition of property and equipment	(774)	(524)
Disposal of property and equipment	-	45
Proceeds from maturities of marketable investments	19,000	11,450
Purchase of marketable investments	(24,411)	(8,304)
Net cash provided by (used in) investing activities	(6,185)	2,667

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	856	1,600
Proceeds from long-term debt	7,167	-
Gross proceeds from equity offering	28,798	-
Offering costs on the equity offering	(2,303)	-
Taxes paid related to net share settlement of equity awards	(3,340)	(750)
Payments on finance lease obligations	(513)	(496)
Net cash provided by financing activities	30,665	354

Net increase (decrease) in cash and cash equivalents	3,078	(3,173)
Cash and cash equivalents at beginning of period	26,316	26,052
Cash and cash equivalents at end of period	$29,394	$22,879

Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$27	$903
Assets acquired under operating lease	$10,623	$11,734

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) provides energy-based aesthetic systems for practitioners worldwide. The Company develops, manufactures, distributes and markets energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: enlighten, excel, Fraxis PRO, Juliet, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D,truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Fraxis PRO, Juliet and Secret RF (“Consumables” revenue); (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); and (iv) the leasing of equipment through a membership program; are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a worldwide distributor network in over 40 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, management of international activities, competition from substitute products and larger companies, the Company’s ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, the Company’s ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals.

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin.

In  March 2020, the WHO declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak is negatively affecting the United States and global economies. As the COVID-19 outbreak continued to spread, governmental authorities ordered quarantines, shelter-in-place, and restrictions on the conduct of business operations related to the COVID-19 outbreak. In certain geographies, these measures remain in place on some level, and these measures and restrictions had, and continue to have, an impact on the Company's business. The COVID-19 impact, led the Company to implement cost control measures. The COVID-19 outbreak also impacted the Company’s results of operations during the nine months ended  September 30, 2020. The Company expects the COVID-19 outbreak to continue to affect its operations and those of third parties on which the Company relies, which could cause disruptions in the Company’s supply chain and contract manufacturing operations. Though the shelter-in-place orders were lifted or eased allowing certain businesses to open up, government authorities  may order additional restrictions, quarantines or shelter-in-place. The Company has commenced limited manufacturing and currently has inventory on hand for the next 180-240 days to meet its forecasted demand, but the Company must be able to continue to have access to its supply chain to meet demand beyond that period.

Beginning in the second half of its first quarter of 2020, and through the date of this report, the Company has experienced decreasing levels of customer demand for its products and the on-going procedures performed with the existing installed base that utilize procedure based consumable products. As a result of COVID-19, some of its customers have been required to shelter-in-place and cease operation of their practice. In other cases, as aesthetic practices reopened and resumed treating patients, practitioners were obligated to implement new safety procedures resulting in fewer patients treated.

In response to the COVID-19 outbreak, the Company took actions to reduce expenses, including discontinuing nonessential services and programs, instituting cost controls on travel and entertainment, implementing further cost-cutting measures and evaluating whether the workforce is able to execute additional efficiency improvements’. For example, the directors on the Company's board of directors agreed to a 25% reduction in their fees, the Company's Chief Executive Officer and its President and Chief Operating Officer had a 25% reduction in their salaries and other members of management had significant reductions in their salaries, which will remain in place until such time as the Company's business operations and economic conditions improve. The Company also instituted salary reductions for the remainder of its employees and initiated furloughs and subsequent reductions-in-force that initially affected approximately 42% of its workforce. Only 22% of the Company’s workforce was impacted as of the third quarter of 2020, as several previously furloughed positions ended and the employees have come back to work.

In addition, to facilitate the conservation of cash, bonuses owed to management from the 2019 Management Bonus Program were paid mostly in equity (Note 8) rather than in cash during the second quarter of 2020.

As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred, and has determined that no charges other than an impairment loss of $0.8 million on capitalized cloud computing costs related to the indefinite delay of the implementation of cloud-based enterprise resource planning software had occurred as of  September 30, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its consolidated statements of financial position as of September 30, 2020 and 2019, its consolidated statements of results of operations, comprehensive loss, changes in equity, and cash flows for the three and nine months ended September 30, 2020, and 2019. The December 31, 2019 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period.  Presentation of certain prior year balances have been updated to conform with current year presentation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2020, and amended in a filing on Form 10-K/A with the SEC on April 14, 2020.

Accounting Policies

These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the SEC applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in its annual report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 16, 2020, and amended in a filing on Form 10-K/A with the SEC on April 14, 2020.

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

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, allowance for credit losses, and sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, incremental borrowing rates related to the Company’s leases, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, fair value of investments, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, residual value of leased equipment, useful life, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Accounting for Leases as a Lessor

In the second quarter of 2020, the Company began leasing equipment to customers through a membership program where the customer pays a fixed monthly fee over the lease term. Along with the leased equipment, the membership program provides customers with a warranty service and a fixed amount of consumables per month for the term of the lease. The Company has made an accounting policy election to account for qualifying lease components and associated non-lease components as a single component; accordingly, a lease component and an associated warranty service non-lease component are combined and accounted for as an operating lease.  The consumables do not qualify for the practical expedient and are accounted for as a separate non-lease component in accordance with Topic 606 on Revenue from Contracts with Customers.  The Company allocates the membership program contract consideration to each component proportionately on a relative standalone selling price basis.

The lease agreements are typically for three years; however, the customer has the ability to terminate the lease after twelve months with no penalty. As such, the Company has determined the initial term of the lease to be twelve-months, after which the lease converts to a month-to-month lease for up to an additional two years. Rental charges are a fixed monthly fee, paid at the beginning of each month, over the term of the lease.

All leases entered into to date under the membership program are classified as operating leases. The underlying asset in an operating lease arrangement is carried at depreciated cost within property and equipment, net, on the condensed consolidated balance sheets. Depreciation is calculated using the straight-line method over the useful life of the leased asset and is recognized as cost of product revenue. The depreciable basis is the original cost of the equipment less the estimated residual value of the equipment at the end of the lease term.

The Company recognizes operating lease revenue on a straight-line basis over the lease term and expenses deferred initial direct costs on the same basis. Operating lease revenue is included within product revenue on the consolidated statements of operations. Impairment of equipment under operating leases is assessed on the same basis as other long-lived assets.

See Note 11 of the Notes to the condensed consolidated financial statements for more information regarding leasing arrangements.

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

The Company’s allowance for credit losses increased from $1.4 million at December 31, 2019 to $1.5 million at September 30, 2020, due to increase in aged accounts receivable. During the three and nine months ended September 30, 2020, the Company recognized a provision for credit losses of $53,000 and $1.8 million, respectively, and wrote off $0.3 million and $1.5 million against the allowance for credit losses, respectively.

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

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU No. 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria that reference LIBOR or another rate that is expected to be discontinued. The amendments in ASU No. 2020-04 are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently assessing the impact of ASU No. 2020-04 and the LIBOR transition on its consolidated financial statements.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on the Company’s consolidated financial statements.

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

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments (in thousands):

September 30, 2020	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Market Value
Cash and cash equivalents	$29,394	$	─	$	─	$29,394

Marketable investments:
U.S. government notes	3,149		─		─	3,149
Commercial Paper	8,546					8,546
Corporate Debt Securities	1,350		1		─	1,351
Total marketable investments	13,045		1		─	13,046

Total cash, cash equivalents and marketable investments	$42,439		$1	$	─	$42,440

December 31, 2019	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Market Value
Cash and cash equivalents	$26,316	$	─	$	─	$26,316

Marketable investments
U.S. government notes	4,114		─		─	4,114
Commercial paper	3,491		─		─	3,491
Total marketable securities	7,605		─		─	7,605

Total cash, cash equivalents and marketable securities	$33,921	$	─	$	─	$33,921

As of September 30, 2020 and December 31, 2019, the net unrealized gains were $1,000 and zero, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments, as of September 30, 2020 (in thousands):

Amount
Due in less than one year	$13,046
Due in 1 to 3 years	─
Total marketable investments	$13,046

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

As of September 30, 2020, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2020	Level 1	Level 2		Level 3		Total
Cash equivalents:
Money market funds and commercial paper	$13,951	$	─	$	─	$13,951
Marketable investments:
Available for sale securities	3,149		9,897		─	13,046
Total assets at fair value	$17,100		$9,897	$	─	$26,997

As of December 31, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above was as follows (in thousands):

December 31, 2019	Level 1	Level 2		Level 3		Total
Cash equivalents:
Money market funds	$6,311	$	─	$	─	$6,311
Short term marketable investments:
Available-for-sale securities	4,114		3,491		─	7,605
Total assets at fair value	$10,425		$3,491	$	─	$13,916

Money market funds and U.S. Treasury bills are highly liquid investments and are actively traded. The pricing information on these investment instruments are readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Corporate debt, U.S. government-backed securities, and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The average remaining maturity of the Company’s Level 2 investments as of September 30, 2020 is 0.2 years and all of these investments are rated by S&P and Moody’s at A or better. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period. There were no transfers within the hierarchy during the three and nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

Note 4. Balance Sheet Details

Inventories

As of September 30, 2020 and December 31, 2019, inventories consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Raw materials	$15,627	$17,935
Work in process	1,567	2,016
Finished goods	12,139	13,970
Total	$29,333	$33,921

Other Long-term Assets

During the nine months ended  September 30, 2020, the Company recognized in general and administrative expense an impairment loss of $0.8 million for capitalized cloud computing costs related to a cloud-based enterprise resource planning software. There was no impairment loss recognized in the three months ended September 30, 2020. The capitalized cloud computing costs were recorded in other long-term assets on the balance sheet.

Accrued Liabilities

As of September 30, 2020 and December 31, 2019, accrued liabilities consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued payroll and related expenses	$9,121	$14,341
Sales and marketing accruals	2,011	2,527
Inventory accruals	2,579	1,008
Warranty liability (see Note 5)	2,924	4,401
Sales tax	3,590	3,922
Other	5,419	4,108
Total	$25,644	$30,307

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This was related to a voluntary action initiated by the Company to replace a component in one of the Company’s legacy products. The remediation plan consists primarily of replacement of a component in the system. The accrued liability consists of cost of materials and labor to replace the component in all units that are under the Company's standard warranty or are covered under the existing extended warranty contracts. The Company recorded a liability of approximately $5.0 million in 2018.

As of September 30, 2020 and December 31 2019, approximately $0.5 million of the total product remediation liability balance was accrued as a component of the Company’s product warranty and included in accrued liabilities, and $1.5 million and $2.0 million, respectively, was separately recorded as Extended warranty liabilities.

In the nine months ended  September 30, 2020, the Company settled $0.5 million related to Extended warranty liability. No amounts of the product remediation warranty were settled in the nine months ended  September 30, 2020. As of  September 30, 2020, the product remediation warranty and extended warranty liability were $0.5 million and $1.5 million, respectively.

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

The following table provides the changes in the product standard warranty accrual for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance	$3,155	$4,832	$4,401	$4,668
Add: Accruals for warranties issued during the period	1,274	1,504	3,234	5,656
Less: Settlements made during the period	(1,505)	(1,930)	(4,711)	(5,918)
Ending Balance	$2,924	$4,406	$2,924	$4,406

The settlements presented in the table exclude costs related to extended service contracts cost, which were $0.2 million and $0.5 million in the three and nine months ended September 30, 2020, respectively, to replace a component in one of the Company's legacy products.

Note 6. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for installation and training. Approximately 81% of the Company’s deferred revenue balance of $11.8 million as of September 30, 2020 will be recognized over the next 12 months.

The following table provides changes in the deferred revenue balance for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Beginning Balance	$11,779	$13,859	$14,222	$11,855
Add: Payments Received	3,854	3,624	9,314	13,075
Less: Revenue	(3,809)	(4,010)	(11,712)	(11,457)
Ending Balance	$11,824	$13,473	$11,824	$13,473

Costs for extended service contracts were $1.9 million and $5.6 million, respectively, for the three and nine months ended September 30, 2020, and $2.3 million and $6.5 million, respectively, for the three and nine months ended September 30, 2019.

Note 7. Revenue

Effective January 1, 2018, the Company recognizes revenue under ASC Topic 606. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 17% and 13% respectively, of the Company’s total revenue for the nine months ended September 30, 2020 and 2019.

The Company has certain system sale arrangements that contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and services are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the sale arrangements. The Company’s system sale arrangements can include all or a combination of the following performance obligations: the system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts, and time and materials services.

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

Skincare products

The Company sells third-party manufactured skincare products in Japan. The third-party skincare products are purchased from a third-party manufacturer and sold to licensed physicians. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products, and controls the products before they are transferred to the customer. Sales of skincare products are typically the subject of contracts in which the skincare products represent the sole performance obligations. The Company recognizes revenue for skincare products at a point in time.

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

Equipment leasing

The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue and recognizes it over the term of the lease (Notes 1 and 11). Revenue from equipment leases was not material in the three and nine months ended September 30, 2020.

Extended service contracts

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

The Company determines standalone selling price ("SSP") for each performance obligation as follows:

●	Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers.

●	Extended service contracts: SSP is based on observable price when sold on a standalone to similar customers.

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. Customers receive a notification regarding their rewards tier by the fifth day of the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of September 30, 2020 and December 31, 2019, the accrual for the loyalty program included in accrued liabilities was $0.4 million and $0.2 million, respectively.

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

Total capitalized costs as of September 30, 2020 and December 31, 2019, respectively, were $3.4 million and $4.6 million and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.6 million and $2.0 million, respectively, during the three and nine months ended September 30, 2020 and $0.8 million and $2.2 million respectively, during the three and nine months ended September 30, 2019. The amortization expense related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.

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

The Company’s Board of Directors granted its executive officers, senior management and certain employees 22,423 and 94,101 performance stock units (“PSUs”) during the three and nine months ended September 30, 2020, respectively. The PSUs granted in the three and nine months ended September 30, 2020 vest subject to the recipients continued service and to the achievement of certain operational goals for the Company’s 2020 fiscal year which consist of the achievement of revenue targets for consumable products, and the achievement of specific product milestones.

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

The Company’s Board of Directors also granted its executive officers, senior management and certain employees zero and 421,417 RSUs,  during the three and nine months ended September 30, 2020, respectively, and granted stock options for 60,000 shares of common stock during the three and nine months ended September 30, 2020. The annual RSUs granted vest over four years at 25% on each anniversary of the grant date.

Under the Restated Plan, as amended, the Company issued 58,161 and 528,265 shares of common stock during the three and nine months ended September 30, 2020, respectively, in conjunction with stock options exercised and the vesting of RSUs and PSUs, net of shares withheld for employee taxes.

As of September 30, 2020, there was approximately $12.8 million of unrecognized compensation expense, net of projected forfeitures, for stock options and stock awards. The expense is expected to be recognized over the remaining weighted-average period of 2.48 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activity under the Restated Plan is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2019	761,705	295,699	$25.52
Additional shares reserved	600,000	─
Stock awards granted	(789,978)	60,000
Options exercised	─	(46,878)	8.77
Options canceled	64,959	(64,959)	38.14
Stock awards canceled	431,096	─
Balance, September 30, 2020	1,067,782	243,862	$26.33

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019*
Cost of revenue	$326	$430	$1,359	$1,103
Sales and marketing	648	1,365	2,618	3,080
Research and development	254	443	1,344	1,076
General and administrative	754	940	2,736	1,745
Total stock-based compensation expense	$1,982	$3,178	$8,057	$7,004

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(2,257)	$(2,628)	$(26,065)	$(10,260)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	17,603	14,182	16,368	14,095
Dilutive effect of incremental shares and share equivalents	─	─	─	─
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	17,603	14,182	16,368	14,095
Net loss per share:
Net loss per share, basic and diluted	$(0.13)	$(0.19)	$(1.59)	$(0.73)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Options to purchase common stock	232	398	246	443
Restricted stock units	733	648	735	523
Performance stock units	24	221	83	166
Employee stock purchase plan shares	17	94	57	94
Total	1,006	1,361	1,121	1,226

Note 10. Income Taxes

The Company calculates the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to ordinary income or loss for the interim reporting period. When applicable, the year-to-date tax provision reflects adjustments from discrete tax items.

For the three and nine months ended September 30, 2020, the Company's income tax expense were $0.7 million and $1.2 million, respectively, compared to income tax expense of $73,000 and income tax benefit of $55,000 for the three and nine months ended September 30, 2019, respectively.

The Company's income tax expense for the three months ended  September 30, 2020 is due primarily to income taxes in foreign jurisdictions. As the Company's U.S. operations are projecting to be in a taxable loss position in fiscal year 2020, and based on all available objectively verifiable evidence, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets.

On  March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carry back certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's consolidated financial statements, but does not expect the impact to be material.

Note 11. Leases

The Company is a party to certain operating and finance leases for vehicles, office space and storages facilities. The Company’s material operating leases consist of office space, as well as storage facilities, and finance leases consist of automobiles. The Company’s facility leases generally have remaining terms of 1 to 10 years, and some facility leases of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.

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

On  July 9, 2020, the Company amended its lease agreement for its headquarters building located at 3420 Bayshore Boulevard, Brisbane, California. The amendment provides for the following:

●	the extension of the lease term, with the extended term to begin on February 1, 2023 and continue until January 31, 2028;
●	the abatement of the monthly base rent for the four month period beginning September 1, 2020 and ending December 31, 2020;
●	the amendment of monthly base rent during the extension term to approximately $0.2 million for January 2021 with annual increases of 3.5% thereafter; and
●	the waiver by the Company of its early termination right in the lease.

Supplemental balance sheet information related to leases is as follows (in thousands):

Leases	Classification	September 30, 2020
Assets
Right-of-use assets	Operating lease right-of-use assets	$17,645
Finance lease	Property and equipment, net*	563
Total leased assets		$18,208

* Finance lease assets included in Property and equipment, net.

Liabilities	Classification
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	1,608
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	16,497
Total operating lease liabilities		$18,105

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities*	407
Finance lease liabilities, non-current	Other long-term liabilities	292
Total finance lease liabilities		$699

* Finance lease liabilities included in Accrued liabilities

Lease costs during the three months ended September 30, 2020:
Finance lease cost	Amortization expense	$121
Finance lease cost	Interest for finance lease	14
Operating lease cost	Operating lease expense	752

Lease costs during the nine months ended September 30, 2020:
Finance lease cost	Amortization expense	$545
Finance lease cost	Interest for finance lease	49
Operating lease cost	Operating lease expense	2,208

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2020 were as follows:
Operating cash flow	Finance lease	$49
Financing cash flow	Finance lease	513
Operating cash flow	Operating lease	1,987

Facility leases

Maturities of facility leases were as follows as of September 30, 2020 (in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$114
2021	3,038
2022	3,083
2023	3,177
2024 and thereafter	12,061
Total lease payments	21,473
Less: imputed interest	(3,265)
Present value of lease liabilities	$18,208

Vehicle Leases

As of September 30, 2020, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2020	$108
2021	370
2022	246
2023	11
Total lease payments	735
Less: imputed interest	(36)
Present value of lease liabilities	$699

Weighted-average remaining lease term and discount rate, as of September 30, 2020, were as follows:

Lease Term and Discount Rate	September 30, 2020
Weighted-average remaining lease term (years)
Operating leases	7.0
Finance leases	2.5
Weighted-average discount rate
Operating leases	4.7%
Finance leases	5.6%

Lessor leases

The Company also enters into leasing transactions, in which the Company is the lessor, offered through the Company's membership program. The Company's leases for equipment rentals are accounted for as operating leases. The lease agreements are typically for three years; however, the customer has the ability to terminate the lease after twelve months with no penalty. As such, the Company has determined the expected term of the lease to be twelve-months. Rental charges are a fixed monthly fee, paid at the beginning of each month, over the term of the lease.

The initial direct costs related to the Company’s operating leases for equipment rentals include the related commissions paid to employees upon the origination of a lease agreement. These costs are included in Other current assets and prepaid expenses on the condensed consolidated balance sheets and are amortized over the lease term of twelve-months. The amount of initial direct costs and the related amortization recognized during the three and nine months ended September 30, 2020 was immaterial.

In determining the proper classification and treatment of the equipment leases, the Company used significant judgment in forming the following assumptions and estimates: lease term, useful life and residual value of the leased equipment.

Equipment lease revenue for operating lease agreements is recognized over the life of the lease. The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations for the periods ended September 30, 2020 (in thousands):

	Three months ended	Nine months ended
Operating lease income from equipment rentals	$160	$160

The revenue related to the non-lease component is recognized at the point of delivery. The non-lease component revenue is immaterial for the three and nine months ended September 30, 2020.

The following table, which reflects management’s assumption of an expected lease term of twelve months, summarizes expected future minimum equipment lease revenue under existing leases as of September 30 ,2020 (in thousands):

Amount
2021	$1,039
Total future minimum rental revenues	$1,039

 The cost of customer leased equipment is recorded within property and equipment, net, in the condensed consolidated balance sheet and depreciated over the equipment’s estimated useful life of four and a half years. Depreciation expense on customer leased equipment was immaterial for the three and nine months ended September 30, 2020.

Year Ending September 30,	Amount
Equipment under operating lease, gross	$305
Less: accumulated depreciation	(8)
Equipment under operating lease, net	$297

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

As of September 30, 2020 and December 31, 2019, the Company had no accrued expense related to various pending contractual and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Note 13. Debt

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Original Revolving Line of Credit”) in the original principal amount of $25.0 million.

On or about November 2, 2018, the Company entered into a First Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “First Amended Revolving Line of Credit”). The First Amended Revolving Line of Credit provided for an original principal amount of $15.0 million, with the ability to request an additional $10.0 million, and a waiver of any existing defaults under the Original Revolving Line of Credit as long as the Company is in compliance with the terms of the First Amended Revolving Line of Credit.

On or about March 11, 2019, the Company entered into a Second Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Second Amended Revolving Line of Credit”). The Second Amended Revolving Line of Credit requires the Company to maintain a minimum cash balance of $15.0 million at Wells Fargo but removes all other covenants so long as no money is drawn on the line of credit. The Company may draw down on the line of credit at the time it reaches and maintains trailing twelve months adjusted EBITDA of not less than $10.0 million, and a leverage ratio not to exceed 2.5 to 1.0.

On or about March 19, 2020, the Company entered into a Third Amendment and Waiver to the Loan and Security Agreement with Wells Fargo (the “Third Amended Revolving Line of Credit”). The Third Amended Revolving Line of Credit required the Company to maintain a minimum cash, cash equivalents, and marketable investments balance of $15.0 million at all Financial Institutions utilized by the Company, and maintained the removal of all other covenants (under the second amendment) so long as no money was drawn on the line of credit.

Due to the receipt of the PPP loan, the Loan and Security Agreement with Wells Fargo was amended in  June 2020 as the Company violated a covenant and obtained a waiver for those covenants related to the overall indebtedness due to the receipt of the PPP loan.

On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of the assets of the Company. Interest on principal amount outstanding under the revolving line shall accrue at a floating per annum rate equal to the greater of either 1.75% above the Prime Rate or five percent (5.0%). The Company paid a non-refundable revolving line commitment fee of $0.3 million, on the effective date of the Loan and Security Agreement of July 9, 2020, and the Company is required to pay an anniversary fee of $0.3 million on each twelve month anniversary of the effective date of the Loan and Security Agreement. The revolving line matures on July 9, 2024. As of September 30, 2020, the Company had not drawn on the credit facility.

The Loan and Security Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis. This quarterly minimum revenue requirement is subject to renegotiation at the beginning of each fiscal year.

The Paycheck Protection Program (PPP) Loan

On  April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan, which is in the form of a promissory note dated  April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on  April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing  October 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal  may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part. With respect to any portion of the loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the loan. The PPP loan is recorded as a promissory note included in Long-term debt on the Company’s consolidated balance sheets.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business. On  April 28, 2020, in press conference remarks, the Secretary of the U.S. Department of the Treasury stated that the SBA intends to perform a review of PPP loans over $2.0 million. The required certification made by the Company is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances the Company satisfied all eligible requirements for the PPP loan, it is later determined the Company was ineligible to apply for and receive the PPP loan, the Company  may be required to repay the PPP loan in its entirety and the Company could be subject to additional penalties. The Company applied the proceeds of the loan to the list of enumerated items covered under the CARES Act that allow for a significant portion of the loan to be forgiven. However the Company can provide no assurance that the loan will be forgiven. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

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

The following table presents a summary of revenue by geography for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue mix by geography:
United States	$15,443	26,425	40,142	74,972
Japan	11,497	7,511	27,176	18,142
Asia, excluding Japan	3,204	3,754	8,279	11,396
Europe	2,769	1,907	6,910	7,147
Rest of the world	6,219	6,520	15,233	18,260
Total consolidated revenue	$39,132	46,117	97,740	129,917
Revenue mix by product category:
Products*	24,121	34,958	60,621	99,706
Consumables	2,304	2,510	6,263	7,109
Skincare	6,829	2,847	14,506	6,230
Total product revenue	$33,254	40,315	81,390	113,045
Service	5,878	5,802	16,350	16,872
Total consolidated revenue	$39,132	46,117	97,740	129,917

●	Included in products is rental revenue of $0.2 million for the three and nine months ended September 30, 2020.

 Note 15. Subsequent Events

The Company has determined that there are no material subsequent events as of September 30, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2019, included in its annual report on Form 10-K filed on March 16, 2020 with the U.S. Securities and Exchange Commission ("SEC"), and amended in a filing with the SEC on Form 10-K/A on April 14, 2020.

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

Special note regarding forward-looking statements

This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, ("the Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might”, “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward- looking statements. These statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.

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

Risks Related to the Company’s Business

The Company’s net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

●	a pandemic of the coronavirus disease, or COVID-19, has spread worldwide and has adversely affected the Company's business, operations and financial condition;
●	the ability to raise additional capital;
●	the ability of the Company to meet its cash needs for at least the next 12 months;
●	the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
●	the existence and timing of any product approvals or changes;
●	the Company could no longer have access to cash due to the Company's inability to meet its debt repayment and covenant obligations under the Loan and Security Agreement with Silicon Valley Bank;
●	a determination that the Company must repay all, or substantially all, of the loan proceeds received under the Payroll Protection Program;
●	the rate and size of expenditures incurred on its clinical, manufacturing, sales, marketing and product development efforts;
●	the methods, estimates and judgments related to accounting policies;
●	its ability to hire and retain personnel;
●	the availability of key components, materials and contract services, which depends on its ability to forecast sales, among other things;
●	investigations of its business and business-related activities by regulatory or other governmental authorities;
●	variations in timing and quantity of product orders;
●	temporary manufacturing interruptions or disruptions;
●	the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
●	increased competition, patent expirations or new technologies or treatments;
●	impact of the FDA communication letter regarding “vaginal rejuvenation” procedures using energy-based devices on sales of the Company's products;
●	product recalls or safety alerts;
●	litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
●	volatility in the global market and worldwide economic conditions;
●	changes in tax laws, including changes domestically and internationally, or exposure to additional income tax liabilities;
●	the impact of inflation and the fluctuations in interest rates and currency exchange rates;
●	the impact of the new EU privacy regulations, the General Data Protection Regulation on the Company’s resources;
●	the financial health of its customers and their ability to purchase its products in the current economic environment; and
●	other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary.

Introduction

The Management’s Discussion and Analysis, or MD&A, is organized as follows:

●

Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the its product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of its business.

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its condensed consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of September 30, 2020.

Executive Summary

Company Description

The Company is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners (collectively, “practitioners”), enabling them to offer safe and effective aesthetic treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently offers easy-to-use products based on the following key platforms: enlighten, excel HR, truSculpt, excel V, xeo, Secret RF and Fraxis PRO— each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, and toenail fungus. Many of the Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selected locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a worldwide distributor network in over 40 countries.

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue), the sale of skincare products (“Skincare” revenue), and income from the leasing of equipment (“Equipment leasing” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

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

The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. The Company’s first nine months results were impacted by a decline in patient volumes associated with COVID-related shutdowns. However, the full extent to which the coronavirus pandemic impacts the Company's business, operations, and financial results is still uncertain and will depend on numerous evolving factors that the Company may not be able to accurately predict, including:

●	the duration and scope of the COVID-19 pandemic;
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

Impact of COVID-19 on Company’s business and operations

On January 30, 2020, the World Health Organization, or WHO, announced a global health emergency because of the COVID-19 outbreak, and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO declared the COVID-19 outbreak a pandemic, based on the rapid increase in exposure globally. The COVID-19 outbreak is negatively affecting the United States and global economies. As the COVID-19 outbreak continues to spread, governmental authorities ordered quarantines, shelter-in-place, and restrictions on the conduct of business operations related to the COVID-19 outbreak. These measures and restrictions had an impact on the Company's business, which led the Company to implement cost control measures, and results of operations during the nine months ended September 30, 2020. The Company expects the COVID-19 outbreak to continue to affect its operations and those of third parties on which the Company relies, which could cause disruptions in its supply chain and contract manufacturing operations. Though the shelter-in-place orders were lifted or eased allowing certain businesses to open up, government authorities may order additional restrictions, quarantines or shelter-in-place. As a result, the extent of the COVID-19 impact on the Company's supply chain and its future revenues is difficult for the Company to quantify at this time. The Company has commenced limited manufacturing and currently has inventory on hand for the next 180-240 days to meet its forecasted demand, but the Company must be able to continue to have access to its supply chain to meet demand beyond that period.

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

In response to the COVID-19 outbreak, the Company took actions to reduce expenses, including discontinuing nonessential services and programs, instituting controls on travel and entertainment, implementing further cost-cutting measures and evaluating whether improved efficiencies can be obtained in its workforce. For example, the directors on the Company's board of directors agreed to a 25% reduction in their fees, the Company's Chief Executive Officer and its President and Chief Operating Officer had a 25% reduction in their salaries and other members of management had significant reductions in their salaries, which will remain in place until such time as the Company's business operations and economic conditions improve. The Company also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that initially affected approximately 42% of its workforce. Twenty-two percent (22%) of the workforce was impacted as of the end of the third quarter of 2020. In addition, in order to further conserve cash, bonuses owed to management from the 2019 Management Bonus Program were paid mostly in equity (see Note 8 of the notes to our consolidated financial statements in Part I of this Quarterly Report on Form 10-Q) rather than in cash.

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

On March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) to provide certain relief as a result of the COVID-19 outbreak. The primary provisions of the CARES Act applicable to us include;

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

The PPP loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The Company applied the proceeds of the loan to the list of enumerated items covered under the CARES Act that allow for a significant portion of the loan to be forgiven. However the Company can provide no assurance that the loan will be forgiven and may need to pay the principal and interest of the PPP loan back as a result. With respect to any portion of the loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the loan.

There are risks and uncertainty regarding the PPP loan as the Company may be deemed ineligible to receive the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the loan. The PPP loan will be derecognized upon repayment of the loan in accordance with its terms and/or upon confirmation of forgiveness from the SBA.

On July 9, 2020, the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The Company must also meet certain quarterly revenue targets on a trailing twelve-month basis as part of the financial covenants. This clause is subject to renegotiation at the beginning of each fiscal year. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of the assets of the Company. On the same day, the Company terminated its undrawn revolving line of credit with Wells Fargo Bank, N.A. The terms of the Silicon Valley Bank Loan and Security Agreement include restrictive covenants, such as limitations on the Company’s ability to incur additional debt and certain operating restrictions that could adversely impact its ability to conduct business.

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

As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred. The Company recognized an impairment loss of $0.8 million on capitalized cloud computing costs related to implementation of cloud-based enterprise resource planning software during the nine months ended September 30, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Revenue	100%	100%	100%	100%
Cost of revenue	44%	43%	51%	47%
Gross Margin	56%	57%	49%	53%

Operating Expenses:
Sales and marketing	31%	39%	39%	39%
Research and development	9%	8%	11%	8%
General and administrative	19%	16%	24%	14%
Total operating expenses	59%	63%	74%	61%

Loss from operations	(3)%	(6)%	(25)%	(8)%
Other expense	(1)	─%	(1)%	─%
Loss before income taxes	(4)%	(6)%	(26)%	(8)%

Provision (benefit) for income taxes	2%	─%	1%	─%
Net loss	(6)%	(6)%	(27)%	(8)%

Revenue

The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 17% and 13% of the Company’s total revenue for the nine months ended September 30, 2020 and September 30, 2019, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized at a point in time is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Revenue mix by geography:
United States	$15,443	$26,425	(42)%	$40,142	$74,972	(46)%
International	23,689	19,692	20%	57,598	54,945	5%
Consolidated total revenue	$39,132	$46,117	(15)%	$97,740	$129,917	(25)%

United States as a percentage of total revenue	39%	57%		41%	58%
International as a percentage of total revenue	61%	43%		59%	42%

Revenue mix by product category:
Systems - North America	$13,700	$24,121	(43)%	$32,296	$68,192	(53)%
Systems - International	10,421	10,837	(4)%	28,325	31,514	(10)%
Total Systems	24,121	34,958	(31)%	60,621	99,706	(39)%
Consumables	2,304	2,510	(8)%	6,263	7,109	(12)%
Skincare	6,829	2,847	140%	14,506	6,230	133%
Total Products	33,254	40,315	(18)%	81,390	113,045	(28)%
Service	5,878	5,802	1%	16,350	16,872	(3)%
Total Net Revenue	$39,132	$46,117	(15)%	$97,740	$129,917	(25)%

The Company’s total net revenue decreased by 15% and 25% in the three and nine month period ended September 30, 2020, respectively, compared to the same period in 2019 as a result of decline in the demand of the Company’s products as a direct result of the COVID-19 pandemic.

Revenue by Geography

The Company’s U.S. revenue decreased by $11.0 million, or 42%, in the three months ended September 30, 2020, and decreased by $34.8 million, or 46%, in the nine months ended September 30, 2020, compared to the same periods in 2019. This decrease was due primarily to significant decline in sales in the North America market as a direct result of the COVID-19 pandemic. The global spread of COVID-19 has created significant volatility, uncertainty and economic disruption. In response to the pandemic, government authorities imposed mandatory business closures, shelter-in place and work-from-home orders and social distancing protocols. Government authorities began lifting these restrictions during the second quarter and patients of the Company’s customers’ have started returning slowly. However the economic situation is still uncertain as the COVID-19 virus continues to spread in certain parts of the world.

The Company’s international revenue increased by $4.0 million, or 20%, and $2.7 million, or 5%, in the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The increase was mostly due to increase in Skincare products sales in Japan as due to the COVID 19 pandemic some consumers opted to purchase skincare products rather than going to a doctor's office for treatment.

Revenue by Product Type

Systems Revenue

Systems revenue in North America decreased by $10.4 million and $35.9 million, or 43% and 53%, in the three and nine months and ended September 30, 2020, respectively, compared to the same periods in 2019, mainly due to the significant decline in system sales in the Company’s North America market, which represents the Company’s biggest market. The significant decline in systems revenue in the North America market was as a direct result of the COVID-19 pandemic.

The Rest of the World systems revenue decreased by $0.4 million and $3.2 million, or 4% and 10%, in the three and nine months ended September 30, 2020, respectively, primarily as a result of the COVID-19 pandemic

Consumables Revenue

Consumables revenue decreased by $0.2 million and $0.8 million, or 8% and 12%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in consumables revenue was primarily due to the decreasing sales in installed base of truSculpt iD, Secret RF, and truSculpt flex, each of which have a consumable element, as well as the decline in usage of the consumables due to the COVID-19 pandemic.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased by $4.0 million and $8.3 million, or 140% and 133%, for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This increase was due primarily to increased marketing and promotional activities, as well as changes in customers behavior due to the COVID-19 pandemic as some consumers opted to purchase skincare products rather than going to a doctor's office for treatment.

Service Revenue

The Company’s Service revenue increased $0.1 million, or 1%, for the three months ended September 30, 2020 and decreased $0.5 million, or 3%, for the nine months ended September 30, 2020, compared to the same periods in 2019. The increase for the three months ended September 30, 2020 was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis to the Company's network of international distributors The decrease in the nine months ended September 30, 2020 was primarily due to decreased sales of service contracts and support and maintenance services provided on a time and materials basis to the Company's network of international distributors, due to the COVID-19 pandemic.

Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Gross Profit	$21,746	$26,233	(17)%	$47,706	$69,373	(31)%
As a percentage of total net revenue	56%	57%		49%	53%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses. The Company also continues to make investments in its international direct service support, as well as operational improvement activities.

Gross profit as a percentage of revenue decreased 1% and 4% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. The decrease in gross profit as a percentage of revenue was primarily driven by lower overhead absorption on lower revenue, and the decline in the average sales price of systems due to the COVID-19 pandemic, and reduction-in-force and furloughed costs implemented by the Company during the quarters ended June 30, 2020 and September 30, 2020, partially offset by costs savings from the reduction-in-force and furlough.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Sales and Marketing	$12,286	$17,691	(31)%	$38,109	$50,786	(25)%
As a percentage of total net revenue	31%	39%		39%	39%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising and training.

The $5.4 million, or 31%, decrease in sales and marketing expenses for the three months ended September 30, 2020 compared to same period in 2019 was due primarily to:

●	$3.0 million decrease in personnel related expenses, including commission costs;
●	$0.8 million decrease in travel due to COVID-19 restrictions
●	$1.1 million of lower promotional expenses, primarily due to a reduction in the cost of workshops and tradeshows due to the COVID-19 pandemic; and
●	$0.5 million decrease in professional services fees.

The $12.7 million, or 25% decrease in sales and marketing expenses for the nine months ended September 30, 2020 compared to same period in 2019 was due primarily to:

●	$7.2 million decrease in personnel related expenses, including commission costs;

●	$2.3 million decrease in travel due to COVID-19 restrictions;
●	$2.6 million of lower promotional expenses, related to tradeshows and workshops as a result of their decrease in frequency due to the COVID-19 pandemic; and
●	$0.6 million decrease related to $0.5 million decrease in professional services fees and $0.1 million decrease in sales related expenses.

Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Research and development	$3,432	$3,643	(6)%	$10,294	$10,622	(3)%
As a percentage of total net revenue	9%	8%		11%	8%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $0.2 million, and represented 9% of total net revenue, in the three months ended September 30, 2020, compared to 8% for the same period in 2019. The decrease in expense was due primarily to $0.2 million and $0.3 million decreases in stock based compensation and bonus, respectively as the Company instituted salary reductions for the remainder of its employees and initiated furloughs and subsequent reductions-in-force, partially offset by $0.3 million increase in parts and supplies spending.

R&D expenses decreased by $0.3 million, and represented 11% of total net revenue, in the nine months ended September 30, 2020, compared to 8% for the same period in 2019. The decrease in R&D expenses was due primarily to $1.0 million decrease in employee related expenses as the Company instituted salary reductions for the remainder of its employees and initiated furloughs and subsequent reductions-in-force, partially offset by $0.2 million increase in stock based compensation, and $0.5 million increase in materials spending.

General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
General and Administrative	$7,239	$7,308	(1)%	$23,575	$18,100	30%
As a percentage of total net revenue	18%	16%		24%	14%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses.

G&A expenses decreased by $0.1 million, or 1%, in the three months ended September 30, 2020, as compared to the same period in 2019. G&A expenses represented 18% of revenue in the three months ended September 30, 2020 as compared to 16% of revenue in the nine months ended September 30, 2019. The $0.1 million decrease was due primarily to a $0.9 million decrease in employees related expenses as the Company instituted salary reductions for the remainder of its employees and initiated furloughs and subsequent reductions-in-force, $0.2 million decrease in credit card fees and $0.8 million increase in legal fees, partially offset by a $0.4 million increase in professional fees and consulting services.

G&A expenses increased by $5.5 million, or 30%, in the nine months ended September 30, 2020 as compared to the same period in 2019. G&A expenses represented 24% of revenue in the nine months ended September 30, 2020 as compared to 14% of revenue in the nine months ended September 30, 2019. The increase in expenses was due primarily to $2.4 million of increased professional fees and consulting services, $1.1 million of bad debt expense, and a $2.4 million increase in legal fees, partially offset by a $0.4 million decrease in employee related expenses as the Company instituted salary reductions for the remainder of its employees and initiated furloughs and subsequent reductions-in-force.

Other Expense

Other expense consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	% Change	2020	2019	% Change
Other expense	$(382)	$(146)	162%	$(586)	$(180)	226%
As a percentage of total net revenue	1%	─%		1%	─%

Other expense increased $0.2 million or 162% and $0.4 million or 225% in the three and nine months ended September 30, 2020, compared to the same periods in 2019. The increase in other expense in both periods was primarily due to a decrease in interest income from the Company’s marketable investments from the prior period, and an increase in estimated interest expense for advance payment related to service contracts.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	$ Change	2020	2019	$ Change
Loss before income taxes	$(1,593)	$(2,555)	$962	$(24,858)	$(10,315)	$(14,543)
Provision (benefit) for income tax	664	73	591	1,207	(55)	1,262

For the three and nine months ended September 30, 2020, the Company's income tax expense was $0.7 million and $1.2 million, respectively, compared to income tax benefit of $73,000 and income tax expense of $55,000, in the same periods in 2019.

The Company's income tax expense for the three and nine months ended September 30, 2020 is due primarily to the increase in Japan skincare revenue which increased income and the associated income taxes in foreign jurisdictions.

As the Company's U.S. operations are projecting to be in a taxable loss position in fiscal year 2020, and based on all available objectively verifiable evidence during the three and nine months ended September 30, 2020, the Company believes it is more likely than not that the tax benefits of the U.S. losses incurred will not be realized. Accordingly, the Company will continue to maintain a full valuation allowance on the U.S. deferred tax assets.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carryback certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's third-quarter income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on its consolidated financial statements, but does not expect the impact to be material.

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

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The loan, which is in the form of a promissory note dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing October 2020. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. The Company applied the proceeds of the loan to the list of enumerated items covered under the CARES Act that allow for a significant portion of the loan to be forgiven. However the Company can provide no assurance that the loan will be forgiven. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

The Company actively manages its cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash and investments are held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of September 30, 2020 and December 31, 2019, the Company had $51.6 million and $36.4 million of working capital, respectively. Cash and cash equivalents, plus marketable investments increased by $8.5 million to $42.4 million as of September 30, 2020, from $33.9 million as of December 31, 2019, primarily due to an increase in cash from financing activities, including cash generated from proceeds received from its April 2020 offering, offset by the Company’s loss from operations due to the sales decline as a result of COVID-19 and settlement of accrued liabilities as of December 31, 2019.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes the Company’s cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2020	December 31, 2019	Change
Cash and cash equivalents	$29,394	$26,316	$3,078
Marketable investments	13,046	7,605	5,441
Total	$42,440	$33,921	$8,519

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2020	2019
Net cash flow provided by (used in):
Operating activities	$(21,402)	$(6,194)
Investing activities	6,185	2,667
Financing activities	30,665	354
Net increase (decrease) in cash and cash equivalents	$29,394	$(3,173)

Cash Flows from Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2020 was approximately $21.4 million, which was primarily due to:

●

$26.1 million net loss as adjusted for non-cash related items consisting primarily of stock-based compensation expense of $8.1 million, $3.1 million of depreciation and amortization expenses, $1.8 million of provision for credit losses and $0.8 million related to impairment of cloud computing costs;

●	$10.4 million cash used to settle accounts payable and accrued liabilities;
●	$1.0 million from a decrease in accounts receivables;
●	$4.6 million from a decrease in inventories;
●	$2.4 million from a decrease in deferred revenue;
●	$1.7 million from a decrease in other long term assets; and
●	$0.5 million used to settle extended warranty liabilities.

Net cash used in operating activities in the nine months ended September 30, 2019 was approximately $6.2 million, which was primarily due to:

●	$10.3 million net loss as adjusted for by non-cash related items consisting primarily of stock-based compensation expense of $7.0 million, and $3.3 million of depreciation and amortization expenses;
●	$6.0 million used to increase inventories;
●	$4.9 million increase in accrued liabilities due primarily to accrued payroll and related expenses
●	$4.2 million increase in accounts receivables;
●	$4.0 million increase in pre-paid expenses and other long term assets;
●	$2.9 million generated from an increase in accounts payable, due primarily to increased material purchases;
●	$0.9 million used to settle extended warranty liabilities;
●	$0.9 million generated from an increase in deferred revenue; and
●	$0.4 million decrease in other long-term liabilities, including a tax liability of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million in the nine months ended September 30, 2020, which was primarily due to:

●	$24.4 million of cash used to purchase marketable investments;
●	$0.8 million of cash used in the acquisition of property, equipment, and software; partially offset by
●	$19.0 million in net proceeds from the maturities of marketable investments.

Net cash provided by investing activities was $2.7 million in the nine months ended September 30, 2019, which was primarily due to:

●	$11.5 million in net proceeds from the maturities of marketable investments; partially offset by
●	$8.3 million of cash used to purchase marketable investments; and

●	$0.5 million of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $30.7 million in the nine months ended September 30, 2020, which was primarily due to:

●	$26.5 net proceeds from the issuance of common stock in April 2020;
●	$7.2 million from the PPP loan;
●	$0.9 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
●	$3.3 million of cash used for taxes related to net share settlement of equity awards; and
●	$0.5 million of cash used to pay finance lease obligations.

Net cash used in financing activities was $0.4 million in the nine months ended September 30, 2019, primarily due to:

●	$1.6 million net proceeds from the issuance of common stock due to employees exercising their stock options and purchasing stock through the ESPP; offset by
●	$0.7 million of cash used for taxes related to net share settlement of equity awards; and
●	$0.5 million of cash used to pay finance lease obligations.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents, and marketable investments of $42.4 million as of September 30, 2020. For the first nine months of 2020, the Company’s principal source of liquidity is cash generated from proceeds received from its April 2020 offering, the PPP loan, maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program.

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

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). There are risks and uncertainties regarding the PPP loan as the Company may be deemed ineligible to receive the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the loan. The Company applied the proceeds of the loan to the list of enumerated items covered under the CARES Act that allow for a significant portion of the loan to be forgiven. However the Company can provide no assurance that the loan will be forgiven. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

On July 9, 2020, the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The Company must also meet certain quarterly revenue   targets on a trailing twelve-month basis as part of the financial covenants. This clause is subject to renegotiation at the beginning of each year. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of the assets of the Company. As of September 30, 2020, no amounts were drawn on the revolving loan facility.

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

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020, as amended on April 14, 2020, the Company’s reports and registration statements filed and furnished from time to time with the SEC, including the S-3 and Prospectus Supplement related to the Company’s recent public offering filed on April 2 and 20, 2020, respectively, and other announcements the Company makes from time to time.

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

The weighted average maturity of the Company’s portfolio as of September 30, 2020 was approximately 0.2 years. If interest rates rise, the market value of its investments may decline, which could result in a realized loss if the Company is forced to sell an investment before its scheduled maturity. A hypothetical increase in interest rate by one percentage point would have resulted in no impact on the Company’s total investment portfolio.

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

Loan and Security Agreement

On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo Bank, N.A. and the Company and Silicon Valley Bank entered into a Loan and Security Agreement. The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. In order to draw on the full amount, the Company must satisfy certain liquidity ratios. The Company’s obligations under the Loan and Security Agreement are secured by substantially all of the assets of the Company. On the same day, the Company terminated its undrawn revolving line of credit with Wells Fargo Bank, N.A. Interest on principal amount outstanding under the revolving line shall accrue at a floating per annum rate equal to the greater of 1.75% above the Prime Rate and five percent (5.0%). The Company is required to pay a non-refundable revolving line commitment fee of $0.3 million, on effective date of the Loan and Security Agreement (July 9, 2020), and an anniversary fee of $0.3 million  for each twelve (12) month anniversary of the effective date of the Loan and Security Agreement. The revolving line matures on July 9, 2024. As of September 30, 2020, the Company had not drawn on the credit facility.

The Loan and Security Agreement contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict our ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve (12) month basis.

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

Evaluation of Disclosure Controls and Procedures

An evaluation as of September 30, 2020 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and  CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2020.

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

Changes in Internal Control over Financial Reporting

The Company implemented certain controls related to the adoption of FASB ASC 326 Financial Instruments – Credit Losses, effective January 1, 2020. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of the controls implemented for FASB ASC 326 Financial Instruments – Credit Losses, and Controls over lessor arrangements, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Other than as set forth below, there are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 16, 2020, and amended in a filing with the SEC on Form 10-K/A on April 14, 2020.

Investing in the Company’s common shares involves a high degree of risk. The following risk factors describe circumstances or events that could have a negative effect on to the Company business, financial condition or operating results. You should consider the following risks carefully, together with all the other information in this Quarterly Report on Form 10-Q, including to the Company's consolidated financial statements and notes thereto, before you invest in Company’s common shares. If any of the following risks occur, the Company’s business, financial condition, or operating results could be adversely affected. As a result, the trading price of our common shares could decline, and you could lose part or all of your investment. Additional risks and uncertainties not currently known to the Company or that the Company currently believe are not material could also impair to the Company’s business, financial condition or operating results

Risk Related to COVID-19

 The COVID-19 pandemic has, and may for the foreseeable future, materially and adversely affected our business and our financial results. The COVID-19 pandemic has materially and adversely impacted our business and we expect the impact to continue through at least the duration of the pandemic as regions respond to local conditions. To date, the impact includes: a) the deferral of procedures using our products, b) disruptions or restrictions on the ability of many of the Company's employees and of third parties on which we rely, to work effectively, including “stay-at-home” orders and similar government actions; and c) temporary closures of our facilities and of the facilities of the Company's customers and suppliers.

As jurisdictions throughout the world continue to respond to the pandemic, the degree of the foregoing impacts may increase in scope or magnitude or the Company may experience additional adverse effects in one or more regions. Any other outbreaks of contagious diseases or other adverse public health developments in countries where the Company operates or where its customers or suppliers are located could also have a material and adverse effect on its business, financial condition and results of operations.

Due to the COVID-19 pandemic, customers and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which the Company's products otherwise could be used, and many facilities that specialize in the procedures in which the Company's products otherwise could be used have temporarily closed and in some cases continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which its products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and the Company's products may not be approved at such facilities, and the Company may be unable to have the Company's products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using its products, both in the near- and long-term. Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of its business. If a significant percentage of the Company's workforce, or of the workforce of third parties on which the Company relies, cannot work, including because of illness or travel or government restrictions, its operations will be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for the Company's workforce and on the workforce of third parties on which the Company rely. For example, most of the Company's sales personnel and third party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than its typical in-person sales and marketing programs. In addition, the Company reduced access to its hands-on customer trainings, which, in turn, adversely impacted the Company's ability to educate and train customers on the proper use of the Company's products, which may make surgeons less comfortable using, and therefore less likely to use, the Company's products. The Company expects that “stay-at-home” orders will also limit its ability to develop, and therefore launch, the products the Company believes will drive our future revenue growth on the timelines the Company anticipated previously, or at all, and could also delay the planned launch of products in 2021 and beyond. It may also cause the Company not to submit required filings on its previous time tables, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The continued spread of COVID-19 has adversely impacted the Company's clinical trial operations in the United States. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which the Company seeks to have new products approved for use, could adversely impact the timing of when the Company's new products are cleared for marketing and approved for use, either of which would adversely impact the timing of its ability to sell these new products and would have a material and adverse effect on the Company's revenue growth.

Further, disruptions in the manufacture and distribution of the Company's products or in its supply chain may occur as a result of the COVID-19 pandemic, including for the reasons above, or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect the Company's ability to manufacture or distribute its products, or to obtain the raw materials and supplies necessary to manufacture and distribute our products, in a timely manner, or at all.

The Company may also experience other unknown adverse impacts from COVID-19 that cannot be predicted. For example, customers and other facilities at which the Company sells its products may renegotiate their purchase prices, including as a result of, or the perception that they may be suffering, financial difficulty as a result of the pandemic. Similarly, facilities at which the Company seeks to sell its products in the future may require price reductions relative to the price at which the Company previously expected to sell its products. Reduction in the prices at which the Company sells products to existing customers may have a material and adverse effect on its future financial results and reductions in the prices at which the Company expected to sell products would have a material and adverse effect on its expectations for revenue growth.

Further, the global capital markets experienced, and the Company expects will continue to experience, disruption and volatility due to the COVID-19 pandemic, adversely impacting access to capital not only for the Company, but also for its customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for its products and/or adversely impact its ability to manufacture or supply its products, any of which could have a material and adverse effect on the Company's business.

The Company may be deemed ineligible to receive the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the PPP loan.

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The Company believes that the current economic uncertainty makes the loan necessary to support ongoing operations.

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

The loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender (the “Loan”), matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in six months. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Loan. The PPP loan will be derecognized upon repayment of the loan in accordance with it terms and/or upon confirmation of forgiveness from the SBA.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect the Company's business and financial results.

The recent outbreak of COVID-19 originated in Wuhan, China, in late 2019 and has since spread globally, including to the United States, Europe, Asia and South America, where the Company currently sells its products. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic. Such events have resulted and the Company expects, will continue to result, in a period of business disruption. As a result of the COVID-19 outbreak, some of the Company's customers are being required to shelter-in-place and are not working. In cases where the Company's customers are working, they are performing fewer procedures. When they are performing procedures, customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures are getting cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company's customers may cancel orders for laser systems or will use less consumables. Some of the Company's customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by the Company's customers, the Company may also encounter problems collecting on its receivables, which will impact the Company's cash position and could result in negative cash flows.

In response to the COVID-19 outbreak, the Company has recently taken action to reduce the expense associated with its workforce which could negatively affect the Company’s operations and the morale of its employees.

In response to the COVID-2019 pandemic, the Company’s Chief Executive Officer and President and Chief Operating Officer have each agreed to a 25% reduction in their salaries and other members of management have also agreed to significant reductions in their salaries, until such time as the Company’s business operations and economic conditions improve. The Company has also instituted salary reductions for the remainder of its employees and furloughs or reductions-in-force that have affected approximately 42% of the Company’s workforce. Twenty-two percent (22%) of the workforce was impacted as of the third quarter of 2020. The actions the Company has taken may negatively impact the morale of its workforce, leading to a decrease in the quality of work or the voluntary departure of additional employees. Workers placed on furlough may find other jobs and decide not to work at the Company in future. Although the Company expects the roles of its furloughed and former employees will be performed by others for the time being, their skills sets may not allow them to perform the work as proficiently or efficiently as others. As a result of the actions the Company has taken to preserve cash, its workforce may become strained, morale may decline and the quality of work may suffer, all of which could negatively affect the Company’s business operations and adversely impact its revenue as a result.

A reduction in customer orders would reduce the amount of revenue that the Company expect to obtain. The Company expects the amount of revenue to increase slightly in the fourth quarter of 2020, compared to the third quarter 2020, but its extent cannot be quantified at this time.

The aforementioned factors and trends may also impact demand for the Company's service contracts. The Company's customers’ patients are also feeling the economic impact of the current epidemic. Elective aesthetic procedures are less of a priority than other items for those patients that have lost their jobs, are furloughed, have reduced work hours or have to allocate their cash to other priorities. As result, the patients of the Company's customer may delay or cancel entirely their aesthetic procedures. Additionally, the continued spread of COVID-19 could adversely impact the Company's clinical trial operations, including the Company's ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. The spread of COVID-19, or another infectious disease, could also result in delays or disruptions in the Company's supply chain or adversely affect its manufacturing facilities and personnel. The Company currently has inventory on hand to meet its forecasted demand for the next 180-240 days, but the Company must be able to continue to have access to the Company's supply chain to meet demand beyond that period. The COVID-19 outbreak continues to be fluid and uncertain, making it difficult to forecast the final impact it could have on the Company's future operations. The Company cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if the Company or any of the third parties with whom the Company engages were to experience shutdowns or other business disruptions, the Company's ability to conduct its business in the manner and on the timelines presently planned could be materially and negatively impacted, which could have a material adverse effect on its business, revenues, operating results, cash flows and financial condition.

The price of the Company’s common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, the Company has a relatively limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of its stock price.

There has been volatility in the price of the Company’s common stock since December 1, 2019, decreasing from $37.00 per share to $18.97 per share as of the closing of September 30, 2020. The Company believes this is due in part to significant turnover of the Company’s North America sales team, the COVID-19 pandemic, and other factors. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, may continue to do so in the future. The market price for the Company’s common stock could also be affected by a number of other factors, including the general market conditions unrelated to the Company’s operating performance, including market volatility as a result of the COVID-19 outbreak.

Covenants in the Loan and Security Agreement governing our revolving credit facility may restrict our operations, and if we do not effectively manage our business to comply with these covenants, our financial condition could be adversely impacted

The Company entered into a Loan and Security Agreement with Silicon Valley Bank in July 2020, which provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. The term loan and revolving credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on our ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to our stockholders, or enter into certain types of related party transactions. These restrictions may restrict our current and future operations, particularly our ability to respond to certain changes in our business or industry, or take future actions. Pursuant to the Loan and Security Agreement, we granted the parties thereto a security interest in substantially all of our assets. See Note 13 of the notes to our consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Loan and Security Agreement” in Part II, Item 7 of this Quarterly Report on Form 10-Q. The Company's ability to meet these restrictive covenants can be impacted by events beyond the Company's control and we may be unable to do so. The Company's Loan and Security Agreement provide that our breach or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the Company's lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, our lenders would have the right to proceed against the assets we provided as collateral pursuant to the Loan and Security Agreement. If the debt under our Loan and Security Agreement was to be accelerated, we may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on our business and operating results.

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

10.1

Loan and Security Agreement, dated as of July 9, 2020, by and among Cutera, Inc., as Borrower, and Silicon Valley Bank, as Lender. (filed as Exhibit 10.1 to its Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference).

10.2

Third Amendment to Lease by and between Cutera, Inc. and BMR-Bayshore Boulevard LP, successor-in-interest Gal-Brisbane, L.P. (filed as Exhibit 10.2 to its Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Employment Offer Letter dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 99.1 to its Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference).

99.2

Change of Control and Severance Agreement dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 99.2 to its Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference).

101.ins	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.sch	Inline XBRL Taxonomy Extension Schema Document

101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document

101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 9th day of November, 2020.

CUTERA, INC.

/S/ ROHAN SETH
Rohan Seth
Chief Financial Officer
(Principal Financial and Accounting Officer)