Form 10-K
period 2020-12-31
CUTERA INC
filed 2021-03-23
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For fiscal year ended December 31, 2020

or

☐  Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____ to ____

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

Large accelerated filer ☐            Accelerated filer ☒            Non-accelerated filer ☐            Smaller reporting company ☐            Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2020 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2020, was approximately $143 million. For purposes of this disclosure, shares of common stock held by entities and individuals who own 5% or more of the outstanding common stock and shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be “affiliates” as that term is defined under the Rules and Regulations of the Securities Exchange Act of 1934. This determination of affiliate status is not necessarily conclusive.

The number of shares of Registrant’s common stock issued and outstanding as of March 10, 2021 was 17,782,872.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “might,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” or variations of these terms and similar expressions, or the negative of these terms or similar expressions intended to identify forward-looking statements. Forward-looking statements are necessarily based on estimates and assumptions that, while considered reasonable by the Company and its management based on their knowledge and understanding of the business and industry, are inherently uncertain. Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

PART I

ITEM 1.          BUSINESS

In this Annual Report on Form 10-K, “Cutera,” “the Company,” “we,” “us” and “the Company’s” refer to Cutera, Inc. and its consolidated subsidiaries.

Cutera®, AccuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™, ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Secret PRO®, Secret RF® and xeo® are trademarks for the systems and ancillary products of the Company.

Company Background

Cutera was formed in 1988 as a Delaware corporation and is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes and markets light and energy-based product platforms for use by physicians and other qualified practitioners (collectively, “practitioners”), enabling them to offer safe and effective aesthetic treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently offers easy-to-use products based on the following key platforms: enlighten®, excel HR®, excel V®, excel V+®, truSculpt®, truSculpt® flex, Secret PRO®, Secret RF® and xeo® — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 and truSculpt flex in June 2019.

The Company’s trademarks include: “Cutera,” “AcuTip,” “CoolGlide,” “CoolGlide excel,” “enlighten,” “excel HR,” “excel V,” “excel V+,” “LimeLight,” ‘myQ,” “Pearl,” “PicoGenesis,” “ProWave 770,” “Solera,” “Titan,” “truSculpt,” “truSculpt flex,”"Secret PRO” “Secret RF” and “xeo.” The Company’s logo and other trade names, trademarks and service marks appearing in this document are the Company’s property. Other trade names, trademarks and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® or symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trademarks and trade names.

A description of each of the Company’s hand pieces, and the aesthetic conditions they are designed to treat, is contained in the section below entitled “Products” and a summary of the features of the Company’s primary platforms is as follows:

● truSculpt flex – In June 2019, the Company introduced the truSculpt flex for the muscle-sculpting market. This product is a bio-electrical muscle stimulation device designed to strengthen, firm and tone the abdomen, buttocks and thighs, and can treat patients at all fitness levels. The truSculpt flex delivers Multi-Direction Stimulation with truControl, inducing muscle hypertrophy. Johari (the Company’s contract manufacturing organization) received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for muscle conditioning in 2013. It is sold in the USA, Canada, Japan, certain Asia Pacific markets, and the European Union (“EU”) and is expected to be sold to a broader international customer base upon required regulatory approvals. The truSculpt flex includes a consumable hand piece that needs to be "refilled" after a set number of treatments are performed, resulting in recurring revenue.

● excel V+ – In February 2019, the Company introduced the excel V+, a new iteration of the excel V vascular platform originally introduced in 2011. Excel V+, is a high-performance, vascular and benign pigmented lesion treatment platform designed specifically for the core-market of dermatologists and plastic surgeons. The excel V+ has 50% more power than its predecessor and provides a greater range of parameters for faster more customizable treatments. The excel V and excel V+ are solid-state laser platforms providing a combination of the 532 nm green laser with 1064 nm Nd:YAG technology, to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions.

● truSculpt iD –In July 2018 the Company introduced a hands-free version of the Company’s truSculpt platform, the truSculpt iD, for the non-surgical body sculpting market. It includes consumable cycles that need to be ordered by the practitioner after a set number of treatments are performed, resulting in recurring revenue. This product is a high-powered RF system designed for body contouring, lipolysis, and deep tissue heating, and is able to treat all body and skin types. The truSculpt iD delivers targeted energy at 2 MHz, causing lipolysis of the subcutaneous adipose tissue. The Company received 510(k) clearance from the FDA for lipolysis of abdominal fat in 2018. It was primarily sold in the U.S., Canada and Europe in 2018 and was sold to a broader international customer base in 2019. Prior truSculpt platforms include the truSculpt 3D, a 2 MHZ device for tissue heating and temporary reduction of fat in the abdomen, and the original truSculpt platform which was launched in August 2012 and delivered treatments at 1 MHz. In December 2016, the Company received 510(k) clearance from the FDA to market the truSculpt platform for the temporary reduction in circumference of the abdomen. The truSculpt 3D includes a consumable hand piece that needs to be “refilled” after a set number of treatments are performed, resulting in recurring revenue.

● Juliet – In December 2017, the Company introduced the Juliet laser for women’s intimate health. Juliet is a versatile multi-application platform utilizing an Er:YAG laser with the 2940 nm wavelength. This Erbium wavelength produces noticeable results due to its high peak absorption in water. Additionally, Juliet’s Erbium technology allows for a controlled thermal delivery to tissue, keeping the procedure safe for patients while minimizing downtime. Juliet delivers two passes of energy to the target area during treatment. The first pass uses ablation to vaporize the tissue and create micro-channels of injury. The second pass uses coagulation to deliver a thermal injury to the area, which further stimulates the body's normal wound healing process, revitalizing, and remodeling damaged tissue and introducing the formation of new blood vessels. Juliet also has a disposable tip, which must be changed for every procedure. As a result, the replacement of the tips results in recurring revenue. The Company is the distributor of Juliet. All regulatory activities are managed by Asclepion laser technologies gmbh, the legal manufacturer. During the quarter ended June 30, 2020, the Company wrote-off $0.8 million of inventory on hand related to its Juliet platform due to declining sales. Sales related to Juliet have been declining due to the COVID-19 pandemic and the FDA letter issued on July 30, 2018 expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices.

● Secret RF – In January 2018, the Company introduced a new fractional radio frequency (“RF”) microneedling device that delivers heat into the deeper layers of the skin using controlled RF energy. The targeted energy revitalizes, rebuilds and firms up tissue, effectively remodeling collagen, improving mild wrinkles and diminishing scars while leaving the outer layer of skin intact, minimizing downtime. Each time a procedure is performed, it requires the physician to use a new hand piece tip. The sale of the replacement tip results in recurring revenue. The Company is the distributor of Secret RF. All regulatory activities are managed by Ilooda Co. Ltd.

● enlighten – In December 2014, the Company introduced the enlighten laser platform with a dual wavelength (1064 nanometer, or “nm” + 532 nm) and in December 2016, the Company introduced a three wavelength model (1064 nm + 532 nm + 670 nm), enlighten III. The enlighten system is a dual pulse duration (750 picosecond, or “ps,” and 2 nanosecond, or “ns”) laser system and is cleared for multi-colored tattoo removal and for the treatment of benign pigmented lesions and acne scars. In 2018, the Company introduced an expanded performance enlighten III and in April 2018, the Company introduced enlighten SR, which is a lighter version of enlighten with reduced optical performance. Clinical studies were conducted to support an FDA clearance in October 2018 for treatment of acne scars on patients with Fitzpatrick skin types II-V when used with the Micro Lens Array (“MLA”) hand piece attachment.

● excel HR – In June 2014, the Company introduced the excel HR platform, a premium hair removal solution for all skin types, combining the Company’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.

● xeo – In 2003, the Company introduced the xeo platform, which combines intense pulsed light technology with laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, fine lines and laxity.

In addition to the above mentioned seven primary systems, the Company continues to generate revenue from its legacy products such as GenesisPlus, CoolGlide, and the distribution of skincare products, a product manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. The Company also generates revenue from the sale of post-warranty services, as well as the sales of Titan hand piece refills, and from the lease arrangements under its membership program.

The Company offers its customers the ability to select the systems and applications that best fit their practice and to subsequently upgrade their systems to add new applications. This upgrade path allows the Company’s customers to cost-effectively build their aesthetic practices and provides the Company with a source of incremental revenue.

Recent Developments

On March 9, 2021, the Company offered $125 million aggregate principal amount of 2.25% convertible senior notes due 2026 (the “notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Cutera also granted the initial purchasers of the notes an option to purchase up to an additional $13.25 million aggregate principal amount of the notes on the same terms and conditions. The Initial Purchasers exercised their option in full on March 5, 2021, bringing the total aggregate principal amount of the Notes to $138.25 million.

The Company entered into capped call transactions, in connection with the offering, with one or more of the initial purchasers and/or their respective affiliates and/or other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to Cutera’s common stock upon any conversion of notes, with such reduction subject to a cap. If the initial purchasers exercise their option to purchase additional notes, the Company expects to enter into additional capped call transactions with the option counterparties.

The net proceeds from the offering, before deducting purchasers’ discounts and offering expenses were approximately $134.1 million. The Company used $16.1 million of the net proceeds to pay the cost of the capped call transactions described above and the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions and strategic transactions.

In connection with the offering, the Company entered into Amendment No. 1 to Loan and Security Agreement on March 4, 2021, which amends the Company’s Loan and Security Agreement, dated as of July 9, 2020 between the Company, as borrower, and Silicon Valley Bank. The Amendment amends the Loan and Security Agreement to (i) permit the Company to issue the Notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.

The Market for Non-Surgical Aesthetic Procedures

The market for non-surgical aesthetic procedures has grown significantly over the past several years. According to data presented at the IMCAS Global Market Summit in February 2020, the medical aesthetic global market is expected to grow at 11.5% from 2019 to reach $22.2 billion by 2025. The body contouring market is expected to grow to $1.1 billion by 2022 at annual growth rate of 7.9%.

The Company believes there are several factors contributing to the global growth of aesthetic treatment procedures and aesthetic laser equipment sales, including:

● Improved Economic Environment and Expanded Physician Base – The improvements in overall global economic conditions since the financial crisis of 2007-2008 have created increased demand for aesthetic procedures, which in turn has resulted in an expanding practitioner base to satisfy the demand.

● Aging Demographics of Industrialized Countries – The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 56 to 74 as of 2020 ─ and their desire to retain a youthful appearance, contribute to the increased demand for aesthetic procedures.

● Broader Range of Safe and Effective Treatments – Technical developments, as well as an increase in treatable conditions due to new product introductions, lead to safe, effective, easy-to-use, and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical advancements enable practitioners to offer a broader range of treatments. These technical developments reduce treatment and recovery times, which in turn lead to greater patient demand.

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

● Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance – According to the American Society for Aesthetic Plastic Surgery survey in 2019 both surgical and non-surgical procedures increased compared to 2015. Surgical procedures increased by 6.2%, while non-surgical procedures increased by 13.3% over this 4 year period.

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

Non-Invasive Body Contouring – Treatments for non-invasive body sculpting can be done utilizing a variety of technologies including radio frequency, laser, cooling and ultrasound. Procedures address reduction of unwanted fat on the abdomen, flanks, arms, thighs, submentum and back, and can require one or more treatments. Systems with the ability to induce non-invasive lipolysis (breakdown of fat) offer a more permanent solution with an average fat reduction of more than 20%. Side effects to this approach may include nodules that typically resolve over time, and the risk of burning the treatment area. In June 2019, the Company introduced the truSculpt flex, a bio-electrical muscle stimulation device designed to strength, firm and tone the abdomen, buttocks and thighs.

Tattoo removal – The most effective way to remove tattoos on the body is to utilize laser systems that deliver very short pulse durations with high peak power in order to break up the ink particles that comprise tattoos.

The global tattoo removal market was valued at $122.8 million in 2019 and is projected to reach $219.0 million by 2026 growing at 8.5% from 2019 to 2026. According to the market research, people tend to get rid of their tattoos due to career purposes, social conditions, personal situations, and more, which have been the key drivers for the tattoo removal market. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal include a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced four to eight weeks apart). However, the latest generation of tattoo removal lasers produce picosecond pulse durations, (a trillionth of a second) and thereby, can meaningfully improve tattoo clearance and reduce the total number of treatments. The Company introduced the enlighten system, a dual pulse duration laser system, that was cleared for multi-colored tattoo removal.

Hair Removal – Techniques for hair removal include waxing, depilatories, tweezing, shaving, electrolysis, laser as well as other energy-based hair removal modalities. The only techniques that provide a long-lasting solution are electrolysis, laser, and other energy-based technology such as an Intense Pulsed Light (“IPL”). Electrolysis is usually painful, time-consuming and expensive for large areas, but is the most common method for removing light-colored hair. During electrolysis, an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle. Since electrolysis only treats one hair follicle at a time, the treatment of an area as small as an upper lip may require numerous visits and many hours of treatment. In addition, electrolysis can cause blemishes and infection related to needle use. In comparison, lasers can quickly treat large areas with a high degree of safety and efficacy. In 2003, the Company introduced the xeo system platform utilized for hair removal, which combines intense pulse light technology with laser applications in a single system. In 2014, the Company introduced the excel HR platform, a premium hair removal solution for all skin types, combining the Company’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.

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

With many modalities available today for skin revitalization and resurfacing, the Company has developed a range of clinically proven solutions uniquely paired with a patient’s lifestyle and skin concerns, such as Secret PRO, which utilizes fractional CO2 for skin resurfacing and radio frequency microneedling for deep dermal remodeling and Secret RF, a novel fractional RF microneedling system for tissue coagulation and hemostasis designed to stimulate and remodel collagen and address the common signs of aging.

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

Leg and Facial Veins – Current aesthetic treatment methods for leg and facial veins include sclerotherapy, as well as laser and other energy-based treatments. With these treatments, patients seek to eliminate visible veins, and improve overall skin appearance. Sclerotherapy requires a skilled practitioner to inject a saline or detergent-based solution into the target vein, which breaks down the vessel causing it to collapse and be absorbed into the body. The need to correctly position the needle on the inside of the vein makes it difficult to treat smaller veins, which limits the treatment of facial vessels and small leg veins. In 2019, the Company introduced the excel V+, a high-performance, vascular and benign pigmented lesion treatment platform designed specifically for the core-market of dermatologists and plastic surgeons, which treats the entire range of cosmetic vascular and benign pigmented lesion conditions.

Laser and other energy-based non-surgical treatments for hair removal, veins, skin revitalization and body contouring are discussed in the following section.

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

Technology and Design of the Company’s Systems

The Company’s enlighten, excel, Secret PRO, Juliet, Secret RF, truSculpt and xeo platforms provide the long-lasting benefits of laser and other energy- based aesthetic treatments. The Company’s technology allows for a wide variety of applications in a single system. Key features of the Company’s solutions include:

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

● Upgradeable Platform – Some of the Company’s products allow the Company’s customers to upgrade their system to the Company’s newest technologies or add new applications to their system, each of which provide the Company with a source of incremental revenue. The Company believes that product upgradeability allows customers to take advantage of the Company’s latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.

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

● Ease of Use – The Company designs its products to be easy to use. The Company’s proprietary hand pieces are lightweight and ergonomic, minimize user fatigue, and facilitate clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. The Company’s control console contains an intuitive user interface with simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. For instance, the clinical navigation user interface on the xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. The Company’s Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Finally, the Company’s truSculpt iD embodies the best of many of the above features. Unlike other body sculpting treatments on the market that require certain body types, or pinchable fat, truSculpt iD is “body agnostic” with the ability to customize treatments to the patient's needs and body type. In addition, the Company’s proprietary algorithms and navigation enable the practitioner to treat a 300cm2 area in only 15 minutes.

Business Strategy

The Company’s goal is to maintain and expand its position as a leading worldwide provider of light and energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

● Continue to Expand the Company’s Product Offering – Though the Company believes that its current portfolio of products is comprehensive, the Company’s research and development group has a pipeline of potential products under development. The Company launched excel V in 2011, truSculpt in 2012, ProWave LX in 2013, and excel HR and enlighten in 2014. In addition, the Company continues to expand offerings on the Company’s current platforms with further enhancement such as the enlighten III launched in 2016, truSculpt 3D launched in 2017, enlighten SR launched in April 2018, truSculpt iD launched in July 2018, excel V+ launched in February 2019 and truSculpt flex launched in June 2019. The Company also introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, and Secret PRO, a CO2 fractional RF microneedling device, in July 2020. These products allow the Company to leverage existing customer call points and create new customer call points.

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

● Generate Revenue from Services and Refillable, Consumable, Hand Pieces – The Company’s Titan, truSculpt 3D, truSculpt iD and truSculpt flex cycle and pulsed-light handpieces are refillable products, while the Company’s single use disposable tips applicable to Secret PRO, Juliet and Secret RF are consumable products. Each provides the Company with the opportunity to participate in the procedure-based revenue from the Company’s existing customers. The Company offers post-warranty services to its customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of revenue.

● Generate Revenue from Skincare (Cosmeceutical) Products – The Company generates revenue from distribution of third party manufactured skincare products in Japan. The skincare products are purchased from a third-party manufacturer and sold to licensed physicians and other end users. The Company recognizes revenue for these skincare products when they are sold to the customer.

● Generate Revenue from Leasing of Equipment Through a Membership Program – In the second quarter of 2020, the Company began generating revenue from leasing equipment to customers through a membership program where the customer pays a fixed monthly fee over the lease term. The Company enters into leasing transactions, in which the Company is the lessor, through the Company's membership program. Revenue is recognized over the term of the lease. Along with the leased equipment, the membership program provides customers with a warranty service and a fixed amount of consumables per month for the term of the lease.

Products

The Company’s enlighten, excel, Secret PRO, Juliet, Secret RF, truSculpt, and xeo, and myQ platforms allow for the delivery of multiple laser and energy-based aesthetic applications from a single system. With the Company’s xeo platform, practitioners can purchase customized systems with a variety of the Company’s multi-technology applications. Each of the Company’s products consists of a control console and one or more hand pieces, depending on the model.

The following table lists the Company’s currently offered products. Each checked box represents the applications included in the product in the years noted.

Applications:						Skin Revitalization				Noninvasive Body Contouring*	Women’s Health
System Platforms	Products	Year	Energy Source	Hair Removal	Vascular Lesions	BPL’s Dyschromia & Melasma	Texture, Lines and Wrinkles	Acne Scars	Tattoo Removal	Lipolysis*	Gynecology
CoolGlide	CV	2000	(a)	x
	Excel	2001	(a)	x	x
xeo	Nd:YAG	2003	(a)	x	x		x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan V/XL	2006	(c)
	LimeLight	2006	(b)		x	x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)			x	x
	ProWave LX	2013	(b)	x
excel V		2011	(e)	x	x	x	x
myQ		2011	(e)			x			x
truSculpt		2012	(f)							x
excel HR		2014	(g)	x	x	x
enlighten(dual wavelength)		2014	(h)			x			x
enlighten III (MLA)		2016	(i)			x		x	x
truSculpt 3D		2017	(f)							x
Juliet		2018	(j)			x	x				X
Secret RF		2018	(k)				x
truSculpt iD		2018	(f)							x*
truSculpt flex		2019	(f)							x*
excel V+		2019	(e)	x	x	x	x
Secret PRO		2020	(l)				x

EnergySources:

(a)	1064 nm Nd:YAG laser;
(b)	Visible and near-infrared Intense Pulsed Light;
(c)	Infrared Intense Pulsed Light;
(d)	2790 nm Er:YSGG laser;
(e)	Combined frequency-doubled 532 nm and 1064 nm Nd:YAG laser;
(f)	Radio frequency at 1 & 2 MHz – mono-polar
(g)	Combined 755 nm Alexandrite laser and 1064 nm Nd:YAG laser;
(h)	Dual wavelength 532 nm and 1064 nm Nd:YAG picosecond laser;
(i)	Three wavelength 532 nm, 670 nm, and 1064 nm Nd:YAG picosecond laser;
(j)	2940 nm Er:YAG laser;
(k)	Radio frequency at 2 MHz mono-polar; and
(l)	Radio frequency at 2 MHz Bi-polar.

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

Upgrade

The Company’s enlighten, truSculpt, and xeo products, are designed to allow customers to cost-effectively upgrade to the Company’s newest technologies or add applications to their system, each of which provides the Company with a source of additional revenue.

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

The Company’s products are engineered to enable quick and efficient service and support. There are several separate components of the Company’s products, each of which can be removed and replaced. The Company believes that quick and effective delivery of service is important to its customers. As of December 31, 2020, the Company had 323 employees.

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

Consumables (Other accessories)

The Company treats its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement Titan and truSculpt 3D hand pieces, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products have single use disposable tips which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. Hand piece refills of the Company’s legacy truSculpt product are accounted for as service contract revenue.

Applications and Procedures

The Company’s products are designed to allow the practitioner to select an appropriate combination of energy level, spot size and pulse duration for each treatment. The ability to manipulate the combinations of these parameters allows the Company’s customers to treat the broadest range of conditions available with a single energy-based system.

Non-Invasive Body Contouring – The Company’s truSculpt technology allows practitioners to apply a hand piece directly to the skin and deliver high-powered RF energy that results in the deep and uniform heating of the subcutaneous fat tissue at sustained therapeutic temperatures. This heating can cause selective destruction of fat cells, which are eliminated from the treatment area through the body’s natural wound healing processes. The treatment takes approximately 15 minutes and two or more treatments may be required to obtain the desired aesthetic results. The Company’s CE Mark allows the Company to market truSculpt in the EU, Australia and certain other countries outside the U.S. for fat reduction, body shaping, body contouring and circumferential reduction. In the U.S., truSculpt has 510(k) clearance for topical heating for the purpose of elevating tissue temperature for the treatment of selected medical conditions, such as relief of pain and muscle spasms and increase in local circulation. Additionally, the 2 MHz setting for the 40 cm2 hand piece is indicated for reduction in circumference of the abdomen and non-invasive lipolysis (breakdown of fat) of the abdomen. The truSculpt massage device is intended to provide a temporary reduction in the appearance of cellulite.

Tattoo Removal – The Company’s enlighten systems, delivering picosecond and nanosecond pulse duration, and the Company’s my Q Q-switched laser are used for tattoo removal, the treatment of benign pigmented lesions, and a laser skin toning procedure that the Company refers to as PicoGenesis.

Hair Removal – The Company has two platforms, excel HR and xeo, which address hair removal for all skin types as well as hair thicknesses. The Company’s xeo platform allows practitioners to select between the 1064 nm mode for darker, course hair, and the ProWave LX hand piece designed to address finer, vellus hair. Contact cooling is present on both hand pieces for epidermal protection. excel HR employs both a 1064 nm Nd:YAG as well as a 755 nm Alexandrite for hair removal. Like the xeo, the 1064 nm wavelength addresses darker, course hair while the 755 nm wavelength is used for finer, lighter hair. Both wavelengths are transmitted through the same CoolView hand piece with spot sizes up to 20 mm for the 755 nm wavelength and up to 18 mm for the 1064 nm wavelength. The CoolView hand piece employs sapphire as a means of contact cooling – epidermal protection. Both platforms are cleared for treating all skin types.

Vascular Lesions – Both the Company’s xeo as well as excel V platforms are capable of treating a wide range of aesthetic vein conditions, including spider and reticular veins, and small facial veins. xeo employs the LimeLight hand piece for addressing small veins as well as vascular lesions while the Nd:YAG is appropriate for deeper, larger vessels. LimeLight is a fixed spot size IPL while the Nd:YAG has adjustable spot sizes up to 10mm. excel V is a dual wavelength laser – 1064 nm and 532 nm – with adjustable spot sizes ranging from 2 mm to 12 mm. The 532 nm wavelength can be used to treat over 20 conditions ranging from small veins and vessels to a variety of vascular lesions while the Nd:YAG is appropriate for deeper, larger vessels. For both of these devices, patients receive on average between one and six treatments, with six weeks or longer between treatments.

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

The Company’s CE Mark allows the Company to market the Titan in the EU, Australia and certain other countries outside the U.S. for the treatment of wrinkles through skin tightening. However, in the U.S. the Company has a 510(k) clearance for only deep dermal heating.

Sales and Marketing

The Company markets, sells, and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. International sales and services outside of these direct markets are made through a network of distributors in over 42 countries, as well as a direct international sales force. The Company internally manages its U.S. and Canadian sales organization as one North American sales region.

The Company also sells certain items like hand piece refills, cycle refills, consumable tips, and marketing brochures through the Company’s web site www.cutera.com.

Customers generally demand quality, performance, ease of use and high productivity in relation to the cost of ownership. The Company responds to these customer demands by introducing new products focused on these requirements in the markets it serves. Specifically, the Company believes it introduces new products and applications that are innovative, address the specific aesthetic procedures in demand, and are upgradeable on its customers’ existing systems. In addition, the Company provides attractive upgrade pricing to new product families. To increase market penetration, the Company also markets to non-core practitioners in addition to the Company’s core specialties of plastic surgeons and dermatologists.

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

Competition

The industry in which the Company operates is subject to intense competition. The Company’s products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. The products also compete against laser and other energy-based products offered by other public companies, such as Abbvie (acquired Allergan, formerly Zeltiq), Sientra, Bausch Health (formerly Valeant Pharmaceuticals), Vieve, Soliton, InMode and Lutronic, as well as private companies, including Sisram, Candela (formerly Syneron Candela, acquired in 2017 by an affiliate of private equity funds advised by Apax Partners), Sciton, BTL Industries and several others. Additionally, in early 2020, the affiliated private equity funds of Baring Private Equity Asia completed the acquisition of Lumenis, a leading provider of specialty energy-based medical devices across the fields of aesthetics, urology, ophthalmology, ENT and gynecology, with an international presence. Also in late 2019, Clayton, Dubilier & Rice entered into an agreement under which its-managed funds acquired Cynosure, LLC, a leader in medical aesthetics systems and technologies, from Hologic, Inc. Cynosure develops, manufactures, and markets medical aesthetic treatment systems for dermatologists, plastic surgeons, medical spas and other healthcare practitioners, with sales and distribution worldwide.

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

The Company also sells skincare products in Japan under the exclusive distribution agreement with ZO which granted the Company the exclusive right to promote, market, sell, and distribute the products produced by ZO in Japan. ZO’s skincare products compete against other Physician-dispensed skincare brands developed and marketed by other companies, such as Environ, Navision and Revision Skincare.

Research and Development

The Company focuses its research and development efforts on innovation and improvement for products and services that align with its mission. The Company consistently strives to understand its customers’ expectations for total excellence. The Company accomplishes this by its commitment to continuous improvement in design, manufacturing, and service, which the Company believes provides for superior products and services to ensure on going customer satisfaction, trust and loyalty. The Company seeks to comply with all applicable domestic and international regulations to maintain the highest quality.

As of December 31, 2020, the Company’s research and development activities were conducted by employees with a broad base of experience in lasers, optoelectronics, software, and other related disciplines. The Company develops working relationships with outside contract engineering and design consultants, giving the Company’s team additional technical and creative breadth. The Company works closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine.

Acquisitions, Investments, and Distribution Agreements

The Company’s strategy of providing a broad range of therapeutic capabilities requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the aesthetic device industry and the specialized expertise required in different areas make it difficult for the Company to develop a broad portfolio of technological solutions. In addition to internally generated growth through research and development efforts, the Company has considered, and expects to continue to consider, acquisitions, investments, and distribution agreements to provide access to new products and technologies in both new and existing markets.

The Company expects to further the Company’s strategic objectives and strengthen its existing businesses by making future acquisitions and investments, or by entering into new distribution agreements in areas that the Company believes it can acquire or stimulate the development of new technologies and products. Mergers and acquisitions of medical technology companies, as well as distribution relationships, are inherently risky and no assurance can be given that any acquisition will be successful or will not materially adversely affect the Company’s consolidated operations, financial condition and cash flows.

Manufacturing

The Company manufactures its products with components and subassemblies supplied by vendors and assembles and tests each of its products at the Brisbane, California facility, and at third party contract manufacturers’ facilities. Quality control, cost reduction and inventory management are top priorities of the manufacturing operations.

The Company purchases certain components, subassemblies, and assembled systems from a limited number of suppliers. The Company has flexibility with its suppliers to adjust the number of components and subassemblies as well as the delivery schedules. The forecasts are based on historical demands and sales projections. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. The potential for disruption of supply is reduced by maintaining sufficient inventories and identifying additional suppliers. The time required to qualify new suppliers for some components, or to redesign them, could cause delays in the Company’s manufacturing. To date, the Company has not experienced significant delays in obtaining any of its components or subassemblies.

Patents and Proprietary Technology

The Company relies on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality, and invention assignment agreements to protect the Company’s intellectual property rights. As of January 25, 2021, the Company had 26 issued U.S. patents and 5 pending U.S. patent applications. The Company intends to file for additional patents and trademarks to continue to strengthen the Company’s intellectual property rights. Patents typically have a 20-year term from the application filing date. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect the Company’s technology or to provide the Company with a competitive advantage.

The Company has also obtained certain trademarks and trade names for the Company’s products and maintain certain details about the Company’s processes, products, and strategies as trade secrets. In the U.S. and several foreign countries, the Company registers its Company name and several of its product names as trademarks, including Cutera, AcuTip, CoolGlide, CoolGlide excel, excel, enlighten, Juliet, LimeLight, myQ, Pearl, ProWave 770, ProWave LX , SecretRF, Secret PRO, Titan, truSculpt and xeo. The Company may have common law rights in other product names, including excel V, Pearl Fractional, Solera, Titan and excel HR. The Company intends to file for additional trademarks to continue to strengthen the Company’s intellectual property rights.

The Company relies on non-disclosure and non-competition agreements with employees, technical consultants, and other parties to protect, in part, trade secrets and other proprietary technology. The Company also requires them to agree to disclose and assign to the Company all inventions conceived in connection with the relationship. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to the Company’s trade secrets and proprietary knowledge.

For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the section entitled “Risk Factors - Intellectual property rights may not provide adequate protection for some or all of the Company’s products, which may permit third parties to compete against the Company more effectively, and the Company may be involved in future costly intellectual property litigation, which could impact the Company’s future business and financial performance.”

Government Regulation

United States

The Company’s products are medical devices subject to regulation by numerous government agencies, including the FDA and counterpart agencies outside the U.S. To varying degrees, each of these agencies require the Company to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, and importing and exporting of medical devices. In the U.S., FDA regulations govern the following activities that the Company performs and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:

●	product design and development;
●	product testing;
●	product manufacturing;
●	product safety;
●	product labeling;
●	product storage;
●	record keeping;
●	pre-market clearance or approval;
●	advertising and promotion;
●	production;
●	product sales and distribution; and
●	complaint handling.

FDA’s Pre-market Clearance Requirements

Unless an exemption applies, each medical device the Company wishes to commercially distribute in the U.S. will require either prior 510(k) clearance, or de novo approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II. For Class II, the manufacturer must submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring more rigorous pre-market approval. All of the Company’s current products are Class II devices.

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

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment to increase clear nail in patients with onychomycosis	April 2011
- expanded spot size to 5 mm for clear nail in patients with onychomycosis	May 2013
- addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction, treatment of vascular, benign pigmented lesions and treatment of wrinkles	December 2013
- addition of treatment of mild to moderate inflammatory acne vulgaris	March 2016
- enlighten picosecond and nanosecond 532/1064 nm for the treatment of benign pigmented lesions	August 2014
- enlighten picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal	November 2014
- enlighten III picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal and treatment of benign pigmented lesion and picosecond 670 nm for benign pigmented lesions	October 2016
- enlighten III higher performance specifications for 532/1064 nm; addition of nanosecond mode for 670nm	April 2016
- enlighten III addition of tattoo removal for lighter colored inks (green and blue) for 670 nm	October 2017
- enlighten Micro Lens Array (MLA) for treatment of acne scars	December 2018

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with the Company’s pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency product:

- for topical heating to elevate tissue temperature for the treatment of selected medical conditions such as relief of pain and muscle spasms and increase in local circulation; massage device for temporary reduction in the appearance of cellulite

April 2008
- Temporary reduction in circumference of the abdomen	December 2016
- truSculpt iD: Hands-free treatment powering sequentially six 40 cm2 puck-style applicators	August 2017
- truSculpt iD: For non-invasive lipolysis of the abdomen and for reduction in circumference of the abdomen	June 2018
- truSculpt flex: for improvement of abdominal tone, strengthening of abdominal muscles, and development of firmer abdomen; and strengthening, toning, and firming of buttocks and thighs	June 2019

Product Modifications

Pursuant to FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, labeling and biocompatibility, requires a new clearance. The FDA requires manufacturers to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. To date, the Company has modified aspects of the Company’s products after receiving regulatory clearance and determined that new 510(k) clearances are not required for these modifications. If the FDA disagrees with the Company’s determination not to seek a new 510(k) clearance, the FDA may retroactively require the Company to seek 510(k) clearance.

Clinical Trials

When FDA approval of a Class II device requires human clinical trials, only approval from the Institutional Review Board (“IRB”), is required to proceed with the planned and IRB approved clinical trial/study.

The Company is required to manufacture the Company’s products in compliance with the FDA’s Quality System Regulation (“QSR”) and the international quality management standard for medical systems ISO 13485:2016. The QSR and ISO 13485 cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the Company’s products. Since 2017, the Company has been enrolled in the Medical Device Single Audit Program (“MDSAP”). The MDSAP allows a single audit of a medical device manufacturer’s Quality Management System (“QMS”), which satisfies the requirements of 5 regulatory jurisdictions (FDA - US, Health Canada - Canada, Therapeutic Goods Administration (“TGA”) - Australia, Pharmaceuticals and Medical Devices Agency (“PMDA”) - Japan, and Agência Nacional de Vigilancia Sanitária (“ANVISA”) - Brazil); and for the EU under Europäische Norm (“EN”) International Standards Organization (“ISO”) 13485:2016 and Medical Device Directive (MDD)/EU Medical Device Regulation MDR”).

MDSAP re-certification occurs every three years with a surveillance audit taking place annually. Major findings during these audits or an increase in field reportable events could trigger regulatory enforcement action including by the FDA. The Company’s manufacturing facility is ISO 13485 certified. The Company had a successful MDSAP re-certification audit in January 2021. There were no significant findings or observations as a result of this audit; however, the Company’s failure to maintain compliance with the QSR requirements could result in the shutdown of the Company’s manufacturing operations and the recall of the Company’s products, which would have a material adverse effect on the Company’s business. In the event that one of the Company’s suppliers fails to maintain compliance with specified quality requirements, the Company may have to qualify a new supplier and could experience manufacturing delays as a result. The Company has opted to maintain quality assurance and quality management certifications to enable the Company to market the Company’s products in the U.S., the member states of the EU, the European Free Trade Association and countries which have entered into Mutual Recognition Agreements with the EU.

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

The Company is also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The regulations also require laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.

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

In the European Economic Area (“EEA”), which is composed of the 28 Member States of the EU plus Norway, Liechtenstein and Iceland, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. While it remains somewhat unresolved, the cabinet of the United Kingdom agrees that the UK should maintain conformity with the CE mark process following Brexit. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the EEA, or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, the Company’s facility was awarded the ISO 9001 and EN 46001 certification.

In March 2003, the Company received the Company’s ISO 9001 updated certification (ISO 9001:2000) as well as the Company’s certification for ISO 13485:1996 which replaced the Company’s EN 46001 certification. In March 2004, the Company received the Company’s ISO 13485:2003 certification and in March 2006, March 2009, and January 2012 the Company passed ISO 13485 recertification audits. In January 2015, the Company passed a recertification audit establishing compliance with the requirements of EN ISO 13485:2012, CAN/CSA ISO 13485:2003, and MDD 93/42/EEC. In January 2018, the Company conducted the Company’s recertification audit to the requirements of ISO 13485:2003 under the MDSAP for the five regulatory jurisdictions signatory to MDSAP (FDA - US, Health Canada - Canada, TGA - Australia, PMDA - Japan, and ANVISA - Brazil); and for the EU under EN ISO 13485:2016 and MDD 93/42/EEC. In January 2021, the Company passed the recertification audit re-confirming compliance with ISO13485:2016 and MDSAP. The MDSAP and EU certification can be used to demonstrate compliance with GMP/QSR/QMS requirements for all five regulatory jurisdictions, replacing routine audits from each regulatory jurisdiction. For cause audits can still occur.

Applicability of Anti-Corruption Laws and Regulations

The Company’s worldwide business is subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the United Kingdom Bribery Act of 2010 (the “UK Bribery Act”) and other anti-corruption laws and regulations applicable in the jurisdictions where the Company operates. The FCPA can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S., if the physician or party is a government official of another country and the arrangement violates the law of that country. The UK Bribery Act prohibits both domestic and international bribery, as well as bribery across both public and private sectors. There are similar laws and regulations applicable to the Company outside the U.S., all of which are subject to evolving interpretations. For additional information, please refer to Item 1A. Risk Factors of this Annual Report on Form 10-K, under the sections entitled “Risk Factors – the Company’s failure to comply with rules relating to bribery, foreign corrupt practices and privacy and security laws may subject the Company to penalties and adversely impact the Company’s reputation and business operations.”

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

In the EU, Regulation 2016/679 on the protection of natural persons with regard to the processing of personal data and on the free movement of such data (“General Data Protection Regulation” or “GDPR”) came into effect on May 25, 2018. The GDPR replaces Directive 95/46/EC (“Data Protection Directive”). While many of the principles of the GDPR reflect those of the Data Protection Directive, for example in relation to the requirements relating to the privacy, security and transmission of individually identifiable health information, there are a number of changes. In particular: (1) pro-active compliance measures are introduced, such as the requirement to carry out a Privacy Impact Assessment and to appoint a Data Protection Officer where health data is processed on a “large scale;” and (2) the administrative fines that can be levied are significantly increased, the maximum being the higher of €20 million, or 4%, of the total worldwide annual turnover of the group in the previous financial year. The Company will continue its efforts to comply with the GDPR requirements and to adapt the Company’s business processes to those requirements.

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

Employees and Human Capital

As of December 31, 2020, the Company had 323 employees, compared to 447 employees as of December 31, 2019. The Company believes that its future success will depend in part on the Company’s continued ability to attract, hire and retain qualified personnel. None of the Company’s employees are represented by a labor union, and the Company believes its employee relations are good. The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.

Diversity, Equity and Inclusion

The Company is committed to create and maintain a diverse and safe work environment to capture the ideas and perspectives that fuel innovation and enable its workforce, customers, and communities to succeed in creating the future of medical aesthetics. The Company strives to create an inclusive workplace where people can design, manufacture, and market a comprehensive portfolio of aesthetic laser and energy-based products that enable its customers (the practitioner) to provide safe and effective treatments. Its commitment to diversity and inclusion starts at the highest levels of the Company.

Employee Engagement

The Company regularly collects feedback to better understand and improve the employee experience and identify opportunities to continually strengthen its culture. The Company wants to know what is working well, what the Company can do better and how well its associates understand and practicing its cultural values. In 2020, nearly 86% of its employees participated in its annual employee survey.

Leadership development and training

At Cutera, the Company believes that the best leaders are the ones who come from within. These leaders learn with Cutera, grow with Cutera and reach their potential through challenging job experiences. The Company provides deliberate learning opportunities by offering valuable training resources for employees in order to ensure its people have everything they need to succeed both personally and professionally. The Company’s employees are encouraged to take responsibility for their own development and create learning plans that best fit their needs and development goals.

Health, Safety and Wellness

The physical health, financial wellbeing, life balance and mental health of its employees is vital to its success. The Company sponsors wellness initiatives designed to enhance physical, financial, and mental wellbeing for all employees. The Company has successfully implemented a number of safety and social distancing measures within its premises to protect the health and safety of associates who are required to be on-premise to support its business.

Available Information

The Company makes its periodic and current reports, including the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as its charters for the Company's Audit and Compensation Committees and its Code of Ethics, available free of charge, on the Company’s website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”). The Company’s website address is www.cutera.comand the reports are filed under “SEC Filings,” under “Financials” on the Investor Relations portion of the Company’s website. These reports and other information concerning the Company may be accessed through the SEC’s website at www.sec.gov.

ITEM 1A.          RISK FACTORS

The Company operates in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that the Company cannot control or predict. The Company’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm the Company’s business, financial condition or results of operations, including causing the Company’s actual results to differ materially from those projected in any forward-looking statements. The following list of significant risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to the Company, or that the Company currently deems immaterial, also may materially adversely affect the Company in future periods. You should carefully consider these risks and uncertainties before investing in the Company’s securities.

Summary of Risk Factors

The Company’s business, financial condition, operating results and cash flows are subject to numerous risks and uncertainties that are summarized below. The below summary of risk factors should be read together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K.

Risks Related to the Company’s Business and its Industry

■	The Company’s business, financial condition, liquidity, capital, and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.
■	The increase in sales of skincare products in Japan may be temporarily caused by the change in its customer’s spending habit due to the COVID-19 pandemic.
■

Any defects in the design, material or workmanship of its products, defective design, material or workmanship or misuse of its products will cause additional costs, including product recalls and product liability suits, and harm the Company’s reputation.

■	Failure in hiring, training and retaining Sales professional and skilled and experienced personnel, or changes to management will cause adversely affects the Company’s operation and operation results.
■	The aesthetic equipment market is characterized by rapid innovation, product innovation and high competition.
■

The Company competes against companies that offer alternative solutions to its products, have greater resources, or have a larger installed base of customers and broader product offerings than the Company’s.

■

The Company’s business is subject to regulatory requirements, laser performance standards, federal regulatory reforms, FDA and other government agencies’ regulation and oversight which may negatively affect its business, financial condition and results of operations if the Company fails to comply with them.

■

The Company's products may cause or contribute to adverse medical events or be subject to failures or malfunctions that would be subject to sanctions that could harm its reputation, business, financial condition and results of operations.

■	The Company may be unable to obtain or maintain international regulatory qualifications or approvals for its current or future products and indications, which could harm its business.
■	Failure in International expansion and economic and other risks associated with international sales and operations could adversely affect the Company’s business.
■	Some of the Company’s manufacturing operations are dependent upon third-party suppliers, making its vulnerable to supply shortages and price fluctuations, which could harm its business.
■	Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect the Company’s manufacturing operations and related product sales.
■

If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.

■

The Company’s products are subject to clinical trial process which is lengthy and expensive with uncertain outcomes. Delays or failures in the Company's clinical trials will prevent it from commercializing any modified or new products.

■	Intellectual property rights may not provide adequate protection for some or all the Company’s products, or the Company may be involved in future costly intellectual property litigation.
■

The expense and potential unavailability of insurance coverage for the Company’s customers could adversely affect its ability to sell its products, and therefore adversely affect its financial condition.

■	Any acquisitions that the Company makes could result in operating difficulties, dilution, and other consequences that may adversely impact the Company’s business and results of operations.
■	Inability to access credit on favorable terms for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.
■	Security breaches, cyber-security incidents and other disruptions could compromise the Company’s information and impact the Company’s business, financial condition or results of operations.
■

Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and the trading price of the notes and the stock.

■	The Company has a relatively limited number of shares of common stock outstanding, which could result in the increase in volatility of its stock price and the trading price of the notes.
■	Disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
■	Income tax audits or similar proceedings or changes in accounting standards may have a material adverse effect on the Company’s results of operations and financial position.

Risks Related to the Notes

■	Although the notes are referred to as convertible senior notes, they are effectively subordinated to any of the Company's secured debt and any liabilities of its subsidiaries.
■	Regulatory actions and other events may adversely affect the trading price and liquidity of the notes.
■	Volatility in the market price and trading volume of the Company's common stock could adversely impact the trading price of the notes.
■	The Company may still incur substantially more debt or take other actions which would intensify the risks discussed above.
■

The Company may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and its future debt may contain limitations on its ability to pay cash upon conversion or repurchase of the notes.

■	The conditional conversion feature of the notes, if triggered, may adversely affect the Company's financial condition and operating results.
■	The accounting method for the notes could adversely affect the Company's financial condition and operating results.
■

Holders of notes will not be entitled to any rights with respect to the Company's common stock, but they will be subject to all changes made with respect to the Company's common stock to the extent the Company satisfies its conversion obligation, in whole or in part, with shares of its common stock.

■	The conditional conversion feature of the notes could result in holders receiving less than the value of the Company's common stock into which the notes would otherwise be convertible.
■

Upon conversion of the notes, holders may receive less valuable consideration than expected because the value of the Company's common stock may decline after holders exercise their conversion right but before the Company satisfies it conversion obligation.

■	The notes are not protected by restrictive covenants.
■

The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or during a redemption period may not adequately compensate holders for any lost value of their notes as a result of such transaction or redemption.

■	The conversion rate of the notes may not be adjusted for all dilutive events.
■	Provisions in the indenture governing the notes may deter or prevent a business combination that may be favorable to the holders.
■	The capped call transactions may affect the value of the notes and the Company's common stock.
■	The Company is subject to counterparty risk with respect to the capped call transactions.
■	Some significant restructuring transactions may not constitute a fundamental change, in which case the Company would not be obligated to offer to repurchase the notes.
■	The Company has not registered the notes or the common stock issuable upon conversion, if any, which will limit the ability of holders to resell them.
■	The Company cannot assure the holders of the notes that an active trading market will develop for the notes.
■	Any adverse rating of the notes may cause their trading price to fall.
■

The holders of the notes may be subject to tax if the Company makes or fails to make certain adjustments to the conversion rate of the notes even though the holders do not receive a corresponding cash distribution.

■	The Company may redeem the notes at its option, which may adversely affect the holders' return.
■	The notes will initially be held in book-entry form and, therefore, holders must rely on the procedures and the relevant clearing systems to exercise their rights and remedies.

Risks Related to Ownership of the Company's Common Stock

■

Anti-takeover provisions contained in the Company's amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

■	The Company's business could be negatively affected by activist shareholders.
■

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, its market or its competitors, or if they adversely change their recommendations regarding the Company's common stock, the market price and trading volume of its notes and common stock could decline.

■	The Company does not expect to declare any dividends on its common stock in the foreseeable future.
■

If the Company raises additional capital through the sale of shares of the Company’s common stock, convertible securities or debt in the future, its stockholders’ ownership in the Company could be diluted and restrictions could be imposed on the Company’s business.

Risks Related to the Company’s Business and its Industry

The effects of the COVID-19 pandemic have affected how the Company and its customers are operating its businesses, and the duration and extent to which this will impact its future results of operations and overall financial performance remains uncertain.

The COVID-19 pandemic and related public health measures have affected how the Company and its customers are operating their businesses and have materially and adversely affected the Company’s business and the Company’s financial results. To date, the impact includes: a) the deferral of procedures using its products, b) disruptions or restrictions on the ability of many of the Company’s employees and of third parties on which the Company relies, to work effectively, including “stay-at-home” orders and similar government actions; and c) temporary closures of its facilities and of the facilities of the Company’s customers and suppliers. If the pandemic has a substantial impact on its employees’ or customers’ businesses and productivity, the Company’s results of operations and overall financial performance may be materially and adversely affected. The global macroeconomic effects of the pandemic may persist for an indefinite period, even after the pandemic has subsided.

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

Due to the COVID-19 pandemic, customers and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which the Company's products otherwise could be used, and many facilities that specialize in the procedures in which the Company's products otherwise could be used have temporarily closed and in some cases continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which its products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and the Company's products may not be approved at such facilities, and the Company may be unable to have the Company's products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using its products, both in the near- and long-term. Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of its business. If a significant percentage of the Company's workforce, or of the workforce of third parties on which the Company relies, cannot work, including because of illness or travel or government restrictions, its operations will be negatively affected. Because of government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for the Company's workforce and on the workforce of third parties on which the Company rely. For example, most of the Company's sales personnel and third-party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than its typical in-person sales and marketing programs. In addition, the Company reduced access to its hands-on customer trainings, which, in turn, adversely impacted the Company's ability to educate and train customers on the proper use of the Company's products, which may make surgeons less comfortable using, and therefore less likely to use, the Company's products. The Company expects that “stay-at-home” orders will also limit its ability to develop, and therefore launch, the products the Company believes will drive the Company’s future revenue growth on the timelines the Company anticipated previously, or at all, and could also delay the planned launch of products in 2021 and beyond. It may also cause the Company not to submit required filings on its previous timelines, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The continued spread of COVID-19 has adversely impacted the Company's clinical trial operations in the United States. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which the Company seeks to have new products approved for use, could adversely impact the timing of when the Company's new products are cleared for marketing and approved for use, either of which would adversely impact the timing of its ability to sell these new products and would have a material and adverse effect on the Company's revenue growth.

As a result of the COVID-19 outbreak, some of the Company’s customers are being required to shelter-in-place and are not working. In cases where the Company’s customers are working, they are performing fewer procedures. When they are performing procedures, customers are mostly focused on medically necessary procedures that should not be delayed. Non-urgent, non-essential procedures are getting cancelled or delayed. As a result of fewer aesthetic procedures being performed and anxiety about the economic future, the Company’s customers may cancel orders for laser systems or will use less consumables. Some of the Company’s customers will feel less confident about making investments in their practices and focus on retaining their cash. As a result of cash conservation efforts by the Company’s customers, the Company may also encounter problems collecting on its receivables, which will impact the Company’s cash position and could result in negative cash flows.

Further, disruptions in the manufacture and distribution of the Company's products or in its supply chain may occur as a result of the COVID-19 pandemic, including for the reasons above, or other events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect the Company's ability to manufacture or distribute its products, or to obtain the raw materials and supplies necessary to manufacture and distribute the Company’s products, in a timely manner, or at all.

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

The extent to which the COVID-19 pandemic will impact the Company’s business going forward will depend on numerous evolving factors that cannot be reliably predicted, including the duration and scope of the pandemic; governmental, business, and individuals’ actions in response to the pandemic; and the impact on economic activity including the possibility of recession or financial market instability.

The Company expects the customers will return and the amount of revenue to increase in 2021 compared to 2020 as the economic environment outlook due to the COVID-19 pandemic improves; however, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 in 2020 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations. The spread of the coronavirus, which caused a broad impact in 2020 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity such as the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.

The increase in sales of skincare products in Japan may be temporary and sales of Skincare products may decline in the future.

During 2020, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales might have been the result of changes in customers’ spending habits to purchase more aesthetic treatments which could be applied at home due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements due to the COVID-19 pandemic. Future growth in sales of skincare products depends on the customers’ spending habits, which may change back to original spending habits after the COVID-19 pandemic. Such changes may have a material adverse effect on the Company’s revenue, operating results and cash flows.

The Company may be deemed ineligible to have received the PPP loan, and the Company may be required to repay the PPP loan in its entirety and could be subject to penalties. In addition, with respect to any portion of the PPP loan not forgiven, the Company may default on payment or breach provisions of the PPP loan.

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

The loan, which is in the form of a promissory note, dated April 21, 2020, between the Company and Silicon Valley Bank as the lender (the “Loan”), matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing in September 2021. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the Loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part. With respect to any portion of the Loan that is not forgiven, the Loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the Loan. The PPP loan will be derecognized upon repayment of the loan in accordance with its terms and/or upon confirmation of forgiveness from the SBA.

The trading price of the Company’s notes and common stock may fluctuate substantially due to several factors, some of which are discussed below. Further, the Company has a relatively limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of its stock price and the trading price of the notes.

There has been recent volatility in the price of the Company’s common stock. The Company believes this is due in part to the overall impact of COVID-19 on the aesthetic industry and its partial recovery, the remaining open territories associated with the Company’s North America salesforce, and other factors. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s notes and shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, the trading price of the notes and the common stock may continue to do so in the future. The market price for the Company’s notes and common stock could also be affected by a number of other factors, including the general market conditions unrelated to the Company’s operating performance, including market volatility as a result of the COVID-19 outbreak.

The market price for the Company’s notes and common stock could also be affected by a number of other factors, including:

●	the general market conditions unrelated to the Company’s operating performance;
●	sales of large blocks of the Company’s common stock, including sales by the Company’s executive officers, directors and large institutional investors;
●	quarterly variations in the Company’s, or the Company’s competitors’, results of operations;
●	actual or anticipated changes or fluctuations in the Company’s results of operations;
●	actual or anticipated changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or the Company’s failure to achieve analysts ‘estimates;
●	the announcement of new products, service enhancements, distributor relationships or acquisitions by the Company or the Company’s competitors;
●	the announcement of the departure of a key employee or executive officer by the Company or the Company’s competitors;
●	regulatory developments or delays concerning the Company’s, or the Company’s competitors’ products; and
●

the initiation of any litigation by the Company or against the Company, including the lawsuit initiated by the Company on January 31, 2020 in Federal District Court in California against Lutronic Aesthetics, Inc. as previously disclosed on February 3, 2020, or against the Company.

Actual or perceived instability and / or volatility in the Company’s stock price could reduce demand from potential buyers of the Company’s stock, thereby causing the trading price of the Company’s notes and stock to either remain depressed or to decline further. In addition, if the market for medical-device company stocks or the stock market in general experiences a loss of investor confidence, the trading price of the Company’s notes and stock could decline for reasons unrelated to the Company’s business, results of operations or financial condition. The trading price of the Company’s notes and common stock might also decline in reaction to events that affect other companies in the Company’s industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any future securities litigation could result in substantial costs and divert the Company’s management’s attention and resources from the Company’s business. This could have a material adverse effect on the Company’s business, results of operations and financial condition.

Covenants in the Loan and Security Agreement governing the Company's revolving credit facility may restrict its operations, and if the Company does not effectively manage its business to comply with these covenants, its financial condition could be adversely impacted.

The Company entered into a Loan and Security Agreement with Silicon Valley Bank in July 2020, which provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million (the “senior credit facility”). The senior credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to its stockholders, or enter into certain types of related party transactions. These restrictions may restrict the Company's current and future operations, particularly the Company's ability to respond to certain changes in its business or industry, or take future actions. Pursuant to the senior credit facility, the Company granted the parties thereto a security interest in substantially all of its assets. See Note 12 of the notes to the Company's consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Loan and Security Agreement” in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The Company’s ability to meet these restrictive covenants can be impacted by events beyond the Company’s control and the Company may be unable to do so. The Company’s senior credit facility provides that its breaches or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the Company’s lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, the Company's lenders would have the right to proceed against the assets the Company provided as collateral pursuant to the senior credit facility. If the debt under its senior credit facility was to be accelerated, the Company may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on the Company's business and operating results.

The Company’s annual and quarterly operating results may fluctuate in the future, which may cause the Company’s trading price for the notes and shares to decline.

The Company’s net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:

● the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;

● the inability to meet the Company’s debt repayment obligations under its senior credit facility due to insufficient cash;

● the possibility that cybersecurity breaches, data breaches, and other disruptions could compromise the Company’s information or result in the unauthorized disclosure of confidential information;

● the existence and timing of any product approvals or changes;

● the rate and size of expenditures incurred on the Company’s clinical, manufacturing, sales, marketing, and product development efforts;

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

● the impact of the EU privacy regulations (GDPR) on the Company’s resources;

● the financial health of the Company’s customers and their ability to purchase the Company’s products in the current economic environment;

● other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary; and

● an epidemic or pandemic, such as the current COVID-19 pandemic.

As a result of any of these factors, the Company’s consolidated results of operations may fluctuate significantly, which may in turn cause the trading price of the notes and the shares to fluctuate.

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

Costs associated with product flaws or performance problems could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The success and continuing development of the Company’s products depends, in part, upon maintaining strong relationships with physicians and other healthcare professionals.

If the Company fails to maintain the Company’s working relationships with physicians and other ancillary healthcare and aesthetic professionals, the Company’s products may not be developed and marketed in line with the needs and expectations of the professionals who use and support the Company’s products. Physicians assist the Company as researchers, marketing consultants, product consultants, and public speakers, and the Company relies on these professionals to provide the Company with considerable knowledge and experience. If the Company is unable to maintain these strong relationships, the development and marketing of the Company’s products could suffer, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

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

Competition for sales professionals who are familiar with, and trained to sell in, the aesthetic equipment market continues to be robust. As a result, the Company occasionally loses its sales people to competitors. The Company’s industry is characterized by a few established companies that compete vigorously for talented sales professionals. Some of its sales professionals leave the Company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. For instance, in the first quarter of 2020, the Company experienced significant turnover of the Company’s sales professionals, including several people in key sales leadership positions. Most of these sales professionals went to work for a competitor. The Company believes the loss of these sales professionals may negatively impacted the Company’s sales performance in the first half of 2020. The Company believes it has adequate measures in place to protect the Company’s proprietary and confidential information when employees leave the Company, however the ability to enforce these measures varies from jurisdiction to jurisdiction and the Company must make a case-by-case decision regarding legal enforcement action. For instance, covenants not-to-compete are not allowed in many states, and if allowed, difficult to enforce in many jurisdictions. Furthermore, such legal enforcement actions are expensive and the Company cannot give any assurance that these enforcement actions will be successful.

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

The aesthetic light and energy-based treatment system industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate and develop new products and applications, the Company’s competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications or enhancements to the Company’s current products. The Company created products to apply the Company’s technology to body contouring, hair removal, treatment of veins, tattoo removal and skin revitalization, including the treatment of diffuse redness, fine lines and wrinkles via hemostasis and coagulation, skin texture, pore size and benign pigmented lesions, etc. For example, the Company introduced Juliet, a product for women’s health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019, truSculpt flex in June 2019, and the Secret Pro, a device combining the benefits of RF microneedling with the capabilities of a fractional, ablative CO2 laser in September of 2020. To grow in the future, the Company must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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

While the Company attempts to protect its products through patents and other intellectual property, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that compete directly with the Company’s. The Company expects that any competitive advantage the Company may enjoy from current and future innovations may diminish over time as companies successfully respond to the Company’s, or create their own, innovations. Consequently, the Company believes that it will have to continuously innovate and improve the Company’s products and technology to compete successfully. If the Company is unable to innovate successfully, its products could become obsolete and its revenue could decline as its customers and prospective customers purchase its competitors’ products.

Demand for the Company’s products in any of the Company’s markets could be weakened by several factors, including:

●	inability to develop and market the Company’s products to the core market specialties of dermatologists and plastic surgeons;
●	poor financial performance of market segments that attempt to introduce aesthetic procedures to their businesses;
●	the inability to differentiate the Company’s products from those of the Company’s competitors;
●	competitive threat from new innovations, product introductions capturing mind and wallet share;
●	reduced patient demand for elective aesthetic procedures;
●	failure to build and maintain relationships with opinion leaders within the various market segments; and
●	the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers.

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

In June 2016, a referendum was passed in the United Kingdom to leave the European Union, commonly referred to as “Brexit.” This decision created an uncertain political and economic environment in the United Kingdom and other European Union countries. The United Kingdom formally left the European Union on January 31, 2020. The long-term nature of the United Kingdom’s relationship with the European Union is unclear and there is considerable uncertainty as to when any agreement will be reached and implemented. The political and economic instability created by Brexit has caused and may continue to cause significant volatility in global financial markets and uncertainty regarding the regulation of data protection in the United Kingdom. In particular, although the United Kingdom enacted a Data Protection Act in May 2018 that is consistent with the EU General Data Protection Regulation, uncertainty remains regarding how data transfers to and from the United Kingdom will be regulated. The full effect of Brexit is uncertain and it is not possible to determine the extent of the impact of the Brexit. Consequently, no assurance can be given about the impact of the outcome and the Company’s business, including operational and tax policies, may be seriously harmed or require reassessment.

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

The Company relies on networks, information management software and other technology, or information systems, including the Internet and third-party hosted services, to support a variety of business processes and activities, including procurement and supply chain, manufacturing, distribution, invoicing, order processing and collection of payments. The Company uses information systems to process financial information and results of operations for internal reporting purposes and to comply with regulatory financial reporting, legal and tax requirements. In addition, the Company depends on information systems for digital marketing activities and electronic communications among the Company’s locations around the world and between company personnel as well as customers and suppliers. Because information systems are critical to many of the Company’s operating activities, the Company’s business processes may be impacted by system shutdowns or service disruptions. These disruptions may be caused by failures during routine operations such as system upgrades or user errors, as well as network or hardware failures, malicious or disruptive software, computer hackers, geopolitical events, natural disasters, failures or impairments of telecommunications networks, or other catastrophic events. These events could result in unauthorized disclosure of material confidential information. If the Company’s information systems suffer severe damage, disruption or shutdown and the Company business continuity plans do not effectively resolve the issues in a timely manner, the Company could experience delays in reporting the Company’s financial results and the Company may lose revenue and profits as a result of the Company’s inability to timely manufacture, distribute, invoice and collect payments. Misuse, leakage or falsification of information could result in a violation of data privacy laws and regulations and damage the Company’s reputation and credibility, and could expose the Company to liability. The Company may also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and information systems. Like most major corporations, the Company’s information systems are a target of attacks.

A cyber security attack or other incident that bypasses the Company’s information systems security could cause a security breach which may lead to a material disruption to the Company’s information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access the Company’s systems or facilities were successful, it could result in the theft, destructions, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact the Company’s ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access the Company’s systems or facilities also could result in negative publicity which could damage the Company’s reputation or brand with the Company’s patients, referral sources, payors or other third parties and could subject the Company to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in the Company’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the OIG or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

The Company has not had any disruptions to its information systems that have materially affected its business, financial condition or results of operations. However, there can be no assurance that such disruptions may occur and have a material adverse effect on the Company in the future.

Changes in accounting standards and estimates could have a material adverse effect on the Company’s results of operations and financial position.

Generally accepted accounting principles and the related authoritative guidance for many aspects of the Company’s business, including revenue recognition, inventories, warranties, leases, income taxes, expected credit losses, fair-value measurements, and stock-based compensation, are complex and involve subjective judgments. Changes in these rules or changes in the underlying estimates, assumptions or judgments by the Company’s management could have a material adverse effect on the Company’s results of operations and may retroactively affect previously reported results. For example, recently issued authoritative guidance for credit losses may result in a significant impact to allowance for doubtful accounts.

The Company’s ability to access credit on favorable terms, if necessary, for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.

On July 9, 2020, the Company terminated its Wells Fargo Revolving Line of Credit and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Revolving Line of Credit”). The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. The SVB Revolving Line of Credit matures on July 9, 2024. As of December 31, 2020, the Company had not drawn on this credit facility.

A violation of any of the covenants could result in a default under the SVB Revolving Line of Credit that would permit Silicon Valley Bank to restrict the Company’s ability to further access the revolving line of credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the agreement. In addition, these covenants are subject to renegotiation at the beginning of each fiscal year, which further reduces the Company’s ability to anticipate whether this source of capital will continue to be available in the near term.

Additionally, in the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. The Company cannot be certain that funding for the Company’s capital needs will be available from the Company’s existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The SVB Revolving Line of Credit terminates on July 9, 2024 and if the Company cannot renew or refinance this facility or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on the Company’s revenues and results of operations.

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

Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and the trading price of the notes and the stock.

The Company’s business is influenced by a range of factors that are beyond the Company’s control, including:

●	general macro-economic and business conditions in the Company’s key markets of North America, Japan, Asia Pacific, the Middle East, Europe and Australia;
●	the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers due to increasing interest rates and lending requirements;
●	the overall demand for the Company’s products by the core market specialties of dermatologists and plastic surgeons;
●	the timing and success of new product introductions by the Company or the Company’s competitors or any other change in the competitive landscape of the market for non-surgical aesthetic procedures, including consolidation among the Company’s competitors;
●	the level of awareness of aesthetic procedures and the market adoption of the Company’s products;
●	changes in the Company’s pricing policies or those of the Company’s competitors;
●	governmental budgetary constraints or shifts in government spending priorities;
●	general political developments, both domestic and in the Company’s foreign markets, including economic and political uncertainty caused by elections;
●	natural disasters;
●	tax law changes;
●	currency exchange rate fluctuations; and
●	any trade restrictions or higher import taxes that may be imposed by foreign countries against products sold internationally by U.S. companies.

Macroeconomic developments, like global recessions and financial crises could negatively affect the Company’s business, operating results, or financial condition which, in turn, could adversely affect the Company’s stock price. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their budgets or be unable to fund product or upgrade application purchases, which could cause customers to delay, decrease or cancel purchases of the Company’s products and services or cause customers not to pay the Company or to delay paying the Company for previously purchased products and services.

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

To successfully market and sell the Company’s products internationally, the Company must address many issues that are unique to the Company’s international business. Furthermore, international expansion is a key component of the Company’s growth strategy, although the Company’s international operations and foreign transactions expose the Company to additional operational challenges that the Company might not otherwise face.

The Company is focused on international expansion as a key component of its growth strategy and has identified specific areas of opportunity in various international markets. International revenue is a material component of the Company’s business strategy and represented 48% of its total revenue in 2020 compared to 42% of the Company’s total revenue in 2019. The Company employs a direct sales force in the major markets throughout Europe as well as Canada, Japan and Australia/New Zealand while using third-party distributors to sell its products in several other country in the Middle East, Asia, and South America in particular. The Company may be unable to increase or maintain its level of international revenue due to supply chain disruptions or loss of distributor relationship.

The Company experienced significant turnover of the Company’s North America sales team during the first quarter of 2020. Though these departures did not have an adverse effect on the Company’s international sales, they added additional pressure on the global sales team. While the Company continues to have a direct sales and service organization in Australia, New Zealand, Japan, France, Belgium, Spain, Germany, Switzerland and the United Kingdom, a significant portion of its international revenue is generated through its network of distributors. Though the Company continues to evaluate and replace non-performing distributors and has recently brought greater focus to collaboration with its distribution partners, there can be no assurance given that these initiatives will result in improved international revenue or profitability in the future.

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

If the Company fails to renew any of its distribution agreements as they expire under the terms of the particular agreement, its revenues and cash flow may be adversely affected.

The Company's business may suffer if any of its distribution partners terminates or otherwise fails to renew its distribution agreement with the Company and the Company is otherwise unable to replace such agreement with a distribution agreement containing similar terms. For example, the Company's distribution agreement with ZO to distribute certain of their proprietary skincare products in Japan expires in June 2021. If ZO fails to renew the distribution agreement or it terminates the distribution agreement early for any reason, the Company's revenues and cash flow may be adversely affected.

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

In 2019, 42% of the Company’s total revenue was from customers outside of North America. The Company expects its sales from international operations and export sales to continue to be a significant portion of the Company’s revenue. The Company has placed a particular emphasis on increasing its growth and presence in international markets. The Company’s international operations and sales are subject, in varying degrees, to risks inherent in doing business outside the U.S. These risks include:

●	changes in trade protection measures, including embargoes, tariffs and other trade barriers, and import and export regulations and licensing requirements;
●	instability and uncertainties arising from the global geopolitical environment, such as economic nationalism, populism, protectionism and anti-global sentiment;
●	changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental tax authorities of tax laws and policies;
●	unanticipated changes in other laws and regulations or in how such provisions are interpreted or administered;
●	reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
●	possibility of unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission, security and privacy;
●	currency exchange rate fluctuations and restrictions on currency repatriation;
●	difficulties and expenses related to implementing internal control over financial reporting and disclosure controls and procedures;
●	disruption of sales from labor and political disturbances;
●	regional safety and security considerations;
●	increased costs and risks in developing, staffing and simultaneously managing global sales operations as a result of distance as well as language and cultural differences;
●	increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
●	lengthy payment cycles and difficulty in collecting accounts receivable;
●	preference for locally-produced products, as well as protectionist laws and business practices that favor local companies;
●	outbreak or escalation of insurrection, armed conflict, terrorism or war; and
●	supply chain disruption or the loss of distributor relationships.

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

Additionally, the Company continues to monitor Brexit and its potential impacts on the Company’s results of operations and financial condition. Following the end of the “Brexit” Transition Period, from 1 January 2021 onwards, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) will be responsible for the UK medical device market. The new regulations will require medical devices to be registered with the MHRA (but manufacturers will be given a grace period of four to 12 months to comply with the new registration process). Manufacturers based outside the UK will need to appoint a UK Responsible Person to register devices with the MHRA in line with the grace periods. By July 1, 2023, in the UK (England, Scotland, and Wales), all medical devices will require a UKCA (UK Conformity Assessed) mark but CE marks issued by EU notified bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU. The rules for placing medical devices on the Northern Ireland market will differ from those in the UK.

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

The Company has entered into distribution arrangements pursuant to which the Company utilizes its sales force and distributors to sell products manufactured by other companies. In Japan, the Company has a non-exclusive right to distribute a Q-switched laser product manufactured by a third party OEM. The Company also has an exclusive agreement with ZO to distribute certain of their proprietary skincare products in Japan. Each of these agreements requires the Company to purchase annual minimum dollar amounts of their products. Additionally, the Company has entered into distribution arrangements with other companies to promote and sell the Secret RF and Juliet products.

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

The Company offers credit terms to some qualified customers and also to leasing companies to finance the purchase of its products. In the event that any of these customers default on the amounts payable to the Company, its earnings may be adversely affected.

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

While the Company believes it has an adequate basis to ensure that it collects its accounts receivable, the Company cannot provide any assurance that the financial position of customers to whom it has provided payment terms will not change adversely before the Company receives payment. In the event that there is a default by any of the customers to whom the Company has provided credit terms, the Company may recognize a credit loss provision write-off charge in the Company’s general and administrative expenses. If this write-off charge is material, it could negatively affect the Company’s future results of operations, cash flows and its stock price.

Additionally, in the event of deterioration of general business conditions or the availability of credit, the financial strength and stability of the Company’s customers and potential customers may deteriorate over time, which may cause them to cancel or delay their purchase of its products. In addition, the Company may be subject to increased risk of non-payment of its accounts receivables. The Company may also be adversely affected by bankruptcies or other business failures of the Company’s customers and potential customers. A significant delay in the collection of funds or a reduction of funds collected may impact the Company’s liquidity or result in credit losses.

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

The Company competes against companies that offer alternative solutions to its products, have greater resources, or have a larger installed base of customers and broader product offerings than the Company’s. In addition, increased consolidation in the Company’s industry may lead to increased competition. If the Company is not able to effectively compete with these companies, it may harm its business.

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

The Company's products and its operations are subject to extensive government regulation and oversight in the United States. If the Company fails to obtain or maintain necessary regulatory clearances or approvals for its products, or if approvals or clearances for future products are delayed or not issued, it will negatively affect its business, financial condition and results of operations.

The Company's laser products are medical devices subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Government regulations specific to medical devices are wide ranging and govern, among other things:

●	product design, development, manufacture, and release;
●	laboratory and clinical testing, labeling, packaging, storage and distribution;
●	product safety and efficacy;
●	premarketing clearance or approval;
●	service operations;
●	record keeping;
●	product marketing, promotion and advertising, sales and distribution;
●	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals;
●	post-market approval studies; and
●	product import and export.

The FDA classifies medical devices into one of three classes on the basis of the intended use of the device, the risk associated with the use of the device for that indication, as determined by the FDA, and on the controls deemed by the FDA to be necessary to reasonably ensure their safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the QSR facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, and special controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents.

While most Class I devices are exempt from the premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Devices deemed by the FDA to pose the greatest risks, such as life sustaining, life supporting or some implantable devices, or devices that have a new intended use, or use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA application. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. The Company's currently marketed products are Class II devices subject to 510(k) clearance, which the Company has obtained from the FDA.

Before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, a company must first submit an application for and receive either 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the FDCA, de-novo classification, or PMA approval from the FDA, unless an exemption applies. The 510(k), de-novo or PMA processes can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA approval generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm its business. Furthermore, even if the Company is granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

The Company has obtained 510(k) clearances to market its products, such as the Juliet device. The FDA or other regulators could delay, limit, or deny clearance or approval of a device for many reasons, including:

●	The Company's inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that the Company's currently marketed devices, or any other future device, and any accessories are substantially equivalent to a legally marketed predicate device or safe or effective for their proposed intended uses;
●	the disagreement of the FDA with the design or implementation of any clinical trials or the interpretation of data from preclinical studies or clinical trials;
●	serious and unexpected adverse device effects experienced by participants in its clinical trials;
●	the insufficiency of the data from preclinical studies or clinical trials to support clearance or approval, where required;
●	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
●	the failure of its manufacturing process or facilities to meet applicable requirements; and
●	the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering its clinical data or regulatory filings insufficient for clearance or approval.

The regulations to which the Company is subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on the Company's ability to carry on or expand its operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through, among other means, periodic unannounced inspections. The Company does not know whether it will be found compliant in connection with any future regulatory inspections. Moreover, the FDA and state authorities have broad enforcement powers. Its failure to comply with applicable regulatory requirements could result in enforcement action by any such agency. If any of these events were to occur, it would negatively affect the Company's business, financial condition and results of operations.

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

For instance, on or about July 30, 2018, the FDA issued a public statement and sent letters to a number of companies in the medical aesthetics industry expressing concerns regarding “vaginal revitalization” procedures using energy-based devices. The Company’s Juliet device is promoted and used by physicians in procedures that are the subject of the FDA’s public warning. However, neither the Company nor its distribution partner were named in the announcement, and neither the Company nor its distribution partner have received a letter from the agency as of the date of this filing. Working with the Company’s distribution partner and the FDA, the Company is assessing the potential parameters of an additional study regarding the Company’s Juliet device to address the concerns highlighted in the FDA’s statement. However, there can be no assurances that the Company will reach an agreement with the Company’s distribution partner on the execution details of such a study, or that such a study will be successful in addressing the FDA’s safety concerns with the Company’s Juliet device.

The Company supports any action that helps ensure patient safety going forward. The Company has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful, not misleading, fair and balanced, and supported by sound scientific evidence.

Changes in funding or disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, or otherwise prevent those agencies from performing normal business functions on which the operation of the Company's business may rely, which could negatively impact its business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies on which the Company's operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, in recent years, including for 35 days beginning on December 22, 2018, the U.S. government shut down several times and certain regulatory agencies, including the FDA, had to furlough critical employees and stop critical activities. Separately, in response to the COVID-19 pandemic, the FDA has indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on the Company's business.

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

The FDA enforces the QSR and laser performance standards through periodic unannounced inspections. The Company has had multiple quality system inspections by the FDA, as well as audits the Company’s Notified Body, and other foreign regulatory agencies, with the most recent inspection by the FDA occurring under the Medical Device Single Audit Program in January 2021. There were no significant findings or observations as a result of this audit. Failure to take satisfactory corrective action in response to an adverse QSR inspection or its failure to comply with applicable laser performance standards could result in enforcement actions, including a public warning letter, a shutdown of the Company’s manufacturing operations, a recall of its products, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause its sales and business to suffer.

The Company is a sponsor of Biomedical Research. As such, the BIMO audits the Company and the Company is also subject to FDA regulations relating to the design and conduct of clinical trials. The Company is subject to unannounced BIMO audits, with the most recent inspection by FDA occurring over 5 days in August 2016. There were no significant findings and only two observations as a result of this audit. The Company’s responses to these observations were accepted by the FDA. Failure to take satisfactory corrective action in response to an adverse BIMO inspection or the Company’s failure to comply with Good Clinical Practices could result in the Company no longer being able to sponsor Biomedical Research, the reversal of 510(k) clearances previously granted based on the results of clinical trials conducted to gain clinical data to support those 510(k) clearances, or enforcement actions, including a public warning letter, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause the Company’s sales and business to suffer.

If the Company modifies one of its FDA-cleared devices, it may need to seek a new clearance, which, if not granted, would prevent the Company from selling its modified products or cause it to redesign its products.

Any modifications to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use would require a new 510(k) clearance or possibly a pre-market approval. The Company may not be able to obtain additional 510(k) clearance or premarket approvals for new products or for modifications to, or additional indications for, its existing products in a timely fashion, or at all. Delays in obtaining future clearance would adversely affect its ability to introduce new or enhanced products in a timely manner, which in turn would harm its revenue and future profitability.

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

If the Company’s products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, the Company may experience:

●	damage to the Company’s brand reputation;
●	loss of customer orders and delay in order fulfillment;
●	increased costs due to product repair or replacement;
●	inability to attract new customers;
●	diversion of resources from the Company’s manufacturing and research and development departments into the Company’s service department;
●	changes in share-based compensation; and
●	legal action.

The occurrence of any one or more of the foregoing could materially increase expenses, adversely impact profitability and harm the Company’s business.

The Company's products may cause or contribute to adverse medical events or be subject to failures or malfunctions that the Company is required to report to the FDA, and if the Company fails to do so, the Company would be subject to sanctions that could harm its reputation, business, financial condition and results of operations. The discovery of serious safety issues with its products, or a recall of the Company's products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on the Company.

The Company is subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require the Company to report to the FDA when the Company receives or becomes aware of information that reasonably suggests that one or more of its products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of its obligation to report is triggered by the date the Company becomes aware of the adverse event as well as the nature of the event. The Company may fail to report adverse events of which it becomes aware within the prescribed timeframe. The Company may also fail to recognize that it has become aware of a reportable adverse event, especially if it is not reported to the Company as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If the Company fails to comply with its reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of its device clearance or approval, seizure of its products or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious injury or death. The Company may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by the Company could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action the Company takes to redress a product’s deficiencies or defects, the FDA may require, or the Company may decide, that it will need to obtain new clearances or approvals for the device before the Company may market or distribute the corrected device. Seeking such clearances or approvals may delay its ability to replace the recalled devices in a timely manner. Moreover, if the Company does not adequately address problems associated with its devices, the Company may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. The Company may initiate voluntary withdrawals or corrections for its products in the future that the Company determines do not require notification of the FDA. If the FDA disagrees with its determinations, it could require the Company to report those actions as recalls and the Company may be subject to enforcement action. A future recall announcement could harm its reputation with customers, potentially lead to product liability claims against the Company and negatively affect its sales. Any corrective action, whether voluntary or involuntary, as well as defending itself in a lawsuit, will require the dedication of its time and capital, will distract management from operating its business and may harm its reputation and financial results.

Our products may in the future be subject to product recalls that could harm its reputation, business and financial results.

Medical devices can experience performance problems in the field that require review and possible corrective action. The occurrence of component failures, manufacturing errors, software errors, design defects or labeling inadequacies affecting a medical device could lead to a government-mandated or voluntary recall by the device manufacturer, in particular when such deficiencies may endanger health. The FDA requires that certain classifications of recalls be reported to the FDA within 10 working days after the recall is initiated. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. The Company may initiate voluntary recalls involving its products in the future that the Company determines do not require notification of the FDA. If the FDA disagrees with its determinations, they could require the Company to report those actions as recalls. Product recalls may divert management attention and financial resources, expose the Company to product liability or other claims, harm its reputation with customers and adversely impact its business, financial condition and results of operations.

Clinical trials may be necessary to support future product submissions to the FDA. The clinical trial process is lengthy and expensive with uncertain outcomes, and often requires the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Delays or failures in the Company's clinical trials will prevent it from commercializing any modified or new products and will adversely affect its business, operating results and prospects.

The Company has conducted clinical trials in the past and will likely conduct clinical trials in the future. Initiating and completing clinical trials necessary to support any future product candidates, will be time-consuming and expensive and the outcome uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of its products conducted to date and ongoing or future studies and trials of its current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The Company's interpretation of data and results from its clinical trials do not ensure that the Company will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. The Company's clinical studies may produce negative or inconclusive results, and it may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those the Company has planned.

●	the Company may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject the Company's IDE application and notify the Company that it may not begin clinical trials;
●	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of its clinical trials;
●	regulators and/or an IRB, or other reviewing bodies may not authorize the Company or its investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
●	the Company may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●	clinical trials may produce negative or inconclusive results, and the Company may decide, or regulators may require the Company to conduct additional clinical trials or abandon product development programs;
●	the number of subjects or patients required for clinical trials may be larger than the Company anticipates, enrollment in these clinical trials may be insufficient or slower than the Company anticipates, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than the Company anticipates;
●	the Company's third-party contractors, including those manufacturing products or conducting clinical trials on the Company's behalf, may fail to comply with regulatory requirements or meet their contractual obligations to the Company in a timely manner, or at all;
●	the Company might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
●	the Company may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which it may be required to submit to an IRB and/or regulatory authorities for re-examination;
●	regulators, IRBs, or other parties may require or recommend that the Company or its investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
●	the cost of clinical trials may be greater than the Company anticipates;
●	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
●	the Company may be unable to recruit a sufficient number of clinical trial sites;
●	regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with its manufacturing processes or facilities of third-party manufacturers with which the Company enters into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or the Company may experience interruptions in supply;
●	approval policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering the Company's clinical data insufficient for approval;
●	the Company's current or future products may have undesirable side effects or other unexpected characteristics; and
●	impacts of regional or global public health crises including the ongoing COVID-19 pandemic could adversely affect any clinical trials the Company is conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials the Company needs for clinical trials.

Any of these occurrences may significantly harm the Company's business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of its product candidates.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. Conducting successful clinical studies will require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit. Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population, the nature of the trial protocol, the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects, the availability of appropriate clinical trial investigators, support staff, and proximity of patients to clinical sites and able to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in its clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of its products or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.

The Company depends on its collaborators and on medical institutions and CROs to conduct its clinical trials in compliance with good clinical practice ("GCP") requirements. To the extent its collaborators or the CROs fail to enroll participants for its clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, the Company may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject the Company to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose the Company to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and the Company may not adequately develop such protocols to support clearance and approval. Further, the FDA may require the Company to submit data on a greater number of patients than the Company originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to the Company's clinical trials. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may cause an increase in costs and delays in the approval and attempted commercialization of its products or result in the failure of the clinical trial. In addition, despite considerable time and expense invested in its clinical trials, the FDA may not consider the Company's data adequate to demonstrate safety and efficacy. Such increased costs and delays or failures could adversely affect its business, operating results and prospects.

The results of the Company's clinical trials may not support its product candidate claims or may result in the discovery of adverse side effects.

The Company cannot be certain that the results of its future clinical trials will support its future product claims or that the FDA will agree with its conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and the Company cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that its product candidates are safe and effective for the proposed indicated uses, which could cause the Company to abandon a product candidate and may delay development of others. Any delay or termination of the Company's clinical trials will delay the filing of its product submissions and, ultimately, its ability to commercialize its product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the future product’s profile.

Product liability suits could be brought against the Company due to a defective design, material or workmanship or misuse of its products and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in its insurance rates.

If the Company’s products are defectively designed, manufactured or labeled, contain defective components or are misused, the Company may become subject to substantial and costly litigation by the Company’s customers or their patients. Misusing the Company’s products or failing to adhere to operating guidelines could cause significant eye and skin damage, and underlying tissue damage. In addition, if its operating guidelines are found to be inadequate, the Company may be subject to liability. The Company has been involved, and may in the future be involved, in litigation related to the use of its products. Product liability claims could divert management’s attention from its core business, be expensive to defend and result in sizable damage awards against the Company. The Company may not have sufficient insurance coverage for all future claims. The Company may not be able to obtain insurance in amounts or scope sufficient to provide the Company with adequate coverage against all potential liabilities. Any product liability claims brought against the Company, with or without merit, could increase the Company’s product liability insurance rates or prevent the Company from securing continuing coverage, could harm its reputation in the industry and could reduce product sales. In addition, the Company historically experienced steep increases in its product liability insurance premiums as a percentage of revenue. If its premiums continue to rise, the Company may no longer be able to afford adequate insurance coverage.

The Company is currently involved in litigation that could adversely affect the Company’s business and financial results, divert management’s attention from the Company’s business, and subject the Company to significant liabilities.

On January 31, 2020, the Company filed a lawsuit in Federal District Court in California against Lutronic Aesthetics, Inc. and any involved corporate affiliates (“Lutronic”). The lawsuit claims include misappropriation of trade secrets in violation of the Uniform Trade Secrets Act and the Defend Trade Secrets Act; Racketeer Influenced and Corrupt Organizations Act (“RICO”) violations; tortious interference with contractual relations and with prospective economic advantage; unfair competition as defined by the California Business and Professions Code; and aiding and abetting the breach of fiduciary duties and/or duty of loyalty owed by certain former Company employees. On January 28, 2020, the Company initiated legal action against certain former employees for multiple claims involving violations of these former employees’ explicit agreements with the Company, as well as violations of duties owed to the Company under California law.

In both of these actions, the Company seeks compensatory damages, equitable relief and punitive damages, as well as fees and costs related to the legal action. At this time, the Company is unable to predict the associated costs, expenses and timeline associated therewith. The Company cannot predict with certainty the outcome or effect of any claim or other litigation matter, and there can be no assurance as to the ultimate outcome of any litigation or proceeding. Litigation may have a material adverse effect on the Company because of potential adverse outcomes, defense costs, the diversion of the Company’s management’s resources, availability of insurance coverage and other factors.

If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.

Because the Company does not require training for users of its products and sell its products at times to non-licensed practitioners, there exists an increased potential for misuse of the Company’s products, which could harm the Company’s reputation and the Company’s business. U.S. federal regulations allow the Company to sell the Company’s products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, the Company’s products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of its products. The Company does not supervise the procedures performed with the Company’s products, nor does the Company require that direct medical supervision occur that is determined by state law. The Company and its distributors generally offer but do not require product training to the purchasers or operators of the Company’s products. In addition, the Company sometimes sells its systems to companies that rent its systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of its products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and its business, and, in the event these result in product liability litigation, distract management and subject the Company to liability, including legal expenses.

Adverse conditions in the global banking industry and credit markets may adversely impact the value of the Company’s marketable investments or impair the Company’s liquidity.

The primary objective of most of the Company’s investment activities is to preserve principal. To achieve this objective, the Company invests its excess cash primarily in money market funds and in highly liquid debt instruments of the U.S. government and its agencies and U.S. municipalities, in commercial paper and high-grade corporate debt. As of December 31, 2019, the Company’s balance in marketable investments was $7.6 million. The longer the duration of a security, the more susceptible it is to changes in market interest rates and bond yields. As yields increase, those securities with a lower yield-at-cost show a mark-to-market unrealized loss. For example, assuming a hypothetical increase in interest rates of one percentage point, there would not have any adverse impact the Company’s earnings. As a result, changes in the market interest rates will affect its future net income (loss).

The Company’s manufacturing operations are dependent upon third-party suppliers, making its vulnerable to supply shortages and price fluctuations, which could harm its business.

Many of the components and materials that comprise the Company’s products are currently manufactured by a limited number of suppliers. In addition, all of the Company’s skincare products are manufactured by its sole supplier, ZO. A supply interruption or an increase in demand beyond the Company’s current suppliers’ capabilities could harm the Company’s ability to manufacture its products until a new source of supply is identified and qualified. The Company’s reliance on these suppliers subjects the Company to a number of risks that could harm its business, including:

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

The Company maintains manufacturing operations at its facility in Brisbane, California, and purchases many of the components and raw materials used in manufacturing these products from numerous suppliers in various countries. Any problem affecting a supplier (whether due to external or internal causes) could have a negative impact on the Company.

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

The Company manufactures its goods at the Brisbane California site, as well as dual sourcing several product platforms at contract manufacturing shops for redundancy. A few of the product platforms such as Enlighten and excel HR are only capable of being produced at the single site in Brisbane, and as such the occurrence of a catastrophic disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.

The Company is vulnerable to damage from various types of disasters, including fires, earthquakes, terrorist acts, floods, power losses, communications failures, pandemics and similar events. If any such disaster were to occur, the Company may not be able to operate the Company’s business at the Company’s facility in Brisbane, California. Before the Company could manufacture products from a replacement facility, the Company’s manufacturing facilities which require regulatory agency approval, could require significant delays to obtain regulatory agency’s approval. The insurance the Company maintains may not be adequate to cover the Company’s losses resulting from disasters or other business interruptions. Therefore, any such catastrophe could seriously harm the Company’s business and consolidated results of operations.

Intellectual property rights may not provide adequate protection for some or all of the Company’s products, which may permit third parties to compete against the Company more effectively.

The Company relies on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect the Company’s technology and products. As of January 25, 2021, the Company had issued 26 U.S. patents and 5 pending U.S. patent applications. Some of the Company’s components, such as the Company’s laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, the Company’s patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents the Company obtains may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, the Company’s. The Company may not be able to prevent the unauthorized disclosure or use of the Company’s technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of the Company’s intellectual property is difficult, and the Company does not know whether the steps it has taken to protect the Company’s intellectual property will be effective. Moreover, the laws of many foreign countries will not protect the Company’s intellectual property rights to the same extent as the laws of the U.S.

The absence of complete intellectual property protection exposes the Company to a greater risk of direct competition. Competitors could purchase one of the Company’s products and attempt to replicate some or all of the competitive advantages the Company derives from the Company’s development efforts, design around the Company’s protected technology, or develop their own competitive technologies that fall outside of the Company’s intellectual property rights. If the Company’s intellectual property is not adequately protected against competitors’ products and methods, the Company’s competitive position and its business could be adversely affected.

The Company may be involved in future costly intellectual property litigation, which could impact its future business and financial performance.

The Company’s competitors or other patent holders may assert that the Company’s present or future products and the methods the Company employs are covered by their patents. In addition, the Company does not know whether its competitors own or will obtain patents that they may claim prevent, limit or interfere with the Company’s ability to make, use, sell or import the Company’s products. For example, the Company received a letter from InMode Ltd.’s counsel indicating that the Secret RF product which it distributes in the U.S. on behalf of ILOODA Co. Ltd., a Korean company violates U.S. Patent No. 10,799,285, which was issued to InMode in October 2020. If the Company is unable to resolve this matter, it may have to discontinue selling the Secret RF product and may become involved in litigation or liable for damages as a result of its sales of the Secret RF product. Although the Company may seek to resolve any potential future claims or actions such as this one, it may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, the Company cannot obtain a license or redesign the Company’s products, it may have to stop selling the applicable products and the Company’s business would suffer as a result. In addition, a court could require the Company to pay substantial damages, and prohibit the Company from using technologies essential to the Company’s products, any of which would have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The Company is going through sales tax audit as of December 31, 2020 and underwent an income tax audits for its German and Japanese subsidiaries for the tax years December 31, 2011 through 2018. Although these income tax audits did not result in any adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in the Company’s having to pay amounts to the applicable tax authority in order to resolve examination of its tax positions. An increase or decrease of tax related to tax examination resolution could result in a change in the Company’s income tax accrual and could negatively impact its financial position, results of operations or cash flows.

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

The Company is subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact the Company’s future effective tax rate including:

●	the jurisdictions in which profits are determined to be earned and taxed;
●	the resolution of issues arising from tax audits with various tax authorities;
●	changes in valuation of the Company’s deferred tax assets and liabilities;
●	increases in expenses not deductible for tax purposes, including write-offs and impairment of goodwill in connection with acquisitions;
●	changes in availability of tax credits, tax holidays, and tax deductions;
●	changes in share-based compensation; and
●	changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.

In the U.S., the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), for example, has the potential to significantly impact the pharmaceutical and medical device industries. The Affordable Care Act imposed, among other things, an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the U.S. Due to subsequent legislative amendments the excise tax was suspended for the period January 1, 2016 to December 31, 2019. The excise tax was repealed at the end of 2019. The repeal of the excise tax had no material impact on the Company’s financial condition and cash flows.

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

The Company’s failure to address these risks or other problems encountered in connection with the Company’s past or future acquisitions and investments could cause the Company to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm the Company’s business and the Company’s financial condition or results.

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

There are similar laws and regulations applicable to the Company outside the U.S., all of which are subject to evolving interpretations. Global enforcement of anti- corruption laws, including but not limited to the UK Bribery Act, the Brazil Clean Companies Act, and continued enforcement in the Europe, Middle East and Asia Pacific has increased substantially in recent years, with more frequent voluntary self-disclosures by companies, aggressive investigations and enforcement proceedings by governmental agencies, and assessment of significant fines and penalties against companies and individuals. The Company’s operations create the risk of unauthorized payments or offers of payments by one of its employees, consultants, sales agents, or distributors because these parties are not always subject to its control. It is the Company’s policy to implement safeguards to discourage these practices; however, its existing safeguards and any future improvements may prove to be less than effective, and its employees, consultants, sales agents, or distributors may engage in conduct for which the Company might be held responsible. Any alleged or actual violations of these regulations may subject the Company to government scrutiny, severe criminal or civil sanctions and other liabilities, and could negatively affect its business, reputation, operating results, and financial condition.

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

  Risks Related to the Notes

Although the notes are referred to as convertible senior notes, they are effectively subordinated to any of the Company's secured debt and any liabilities of its subsidiaries.

The notes will be the Company's senior unsecured obligations and will rank:

●	senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the notes;
●	equal in right of payment to all of its unsecured indebtedness that is not so subordinated;
●

effectively junior to any of its secured indebtedness to the extent of the value of the assets securing such indebtedness, including any amount outstanding under the Company's senior credit facility; and

●	structurally junior to all indebtedness and other liabilities of its current or future subsidiaries (including trade payables).

In the event of the Company's bankruptcy, liquidation reorganization or other winding up, the Company's assets that secure secured indebtedness will be available to pay obligations on the notes only after all such secured indebtedness has been repaid in full from such assets. There may not be sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

In addition the notes are the Company's obligations exclusively and are not guaranteed by any of its subsidiaries. A portion of the Company's operations are conducted through, and a portion of its consolidated assets are held by its subsidiaries. Accordingly, the Company's ability to service its debt, including the notes, depends, in part, on the results of operations of its subsidiaries and upon the ability of such subsidiaries to provide the Company with cash, whether in the form of dividends, loans or otherwise, to pay amounts due on its obligations, including the notes. The Company's subsidiaries are separate and distinct legal entities and have no obligation contingent or otherwise, to make payments on the notes or to make any funds available for that purpose. The Company's right to receive any assets of any of its subsidiaries upon such subsidiary’s bankruptcy, liquidation or reorganization and, therefore, the right of the holders of notes to participate in those assets, will be subject to prior claims of creditors of the subsidiary, including trade creditors, and such subsidiary may not have sufficient assets remaining to make any payments to the Company as a shareholder or otherwise. In addition, dividends, loans or other distributions to the Company from such subsidiaries may be subject to contractual and other restrictions and are subject to other business and tax considerations. The indenture governing the notes will not prohibit the Company from incurring additional senior debt or secured debt, nor will it prohibit any of the Company's current or future subsidiaries from incurring additional liabilities.

As of December 31, 2020, the Company had $7.2 million of indebtedness for borrowed money outstanding, all of which would be effectively senior to the notes to the extent of the collateral securing such indebtedness, and its subsidiaries had no indebtedness or other liabilities (after excluding intercompany obligations and liabilities of a type not required to be reflected on a balance sheet of such subsidiaries in accordance with GAAP).

Regulatory actions and other events may adversely affect the trading price and liquidity of the notes.

The Company expects that many investors in, and potential purchasers of, the notes will employ or seek to employ, a convertible arbitrage strategy with respect to the notes. Investors would typically implement such a strategy by selling short the common stock underlying the notes and dynamically adjusting their short position while continuing to hold the notes. Investors may also implement this type of strategy by entering into swaps on its common stock in lieu of or in addition to short selling the common stock.

The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including its common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any governmental or regulatory action that restricts the ability of investors in or potential purchasers of, the notes to effect short sales of the Company's common stock, borrow its common stock or enter into swaps on the Company's common stock could adversely affect the trading price and the liquidity of the notes.

Volatility in the market price and trading volume of the Company's common stock could adversely impact the trading price of the notes.

The Company expects that the trading price of the notes will be significantly affected by the market price of its common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of the Company's common stock could fluctuate significantly for many reasons, including in response to the risks described in this section, elsewhere in this offering memorandum or the documents incorporated by reference in this offering memorandum or for reasons unrelated to its operations, many of which are beyond the Company's control, such as reports by industry analysts, investor perceptions or negative announcements by its customers, competitors or suppliers regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of the Company's common stock would likely adversely impact the trading price of the notes. The market price of the Company's common stock could also be affected by possible sales of its common stock by investors who view the notes as a more attractive means of equity participation in the Company and by hedging or arbitrage trading activity that the Company expects to develop involving its common stock. This trading activity could, in turn, affect the trading price of the notes.

The Company may still incur substantially more debt or take other actions which would intensify the risks discussed above.

The Company and its subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in its existing and future debt agreements, some of which may be secured debt. The Company will not be restricted under the terms of the indenture governing the notes from incurring additional debt, securing existing or future debt, recapitalizing its debt, repurchasing its stock, pledging its assets, making investments, paying dividends, guaranteeing debt or taking a number of other actions that are not limited by the terms of the indenture governing the notes that could have the effect of diminishing the Company's ability to make payments on the notes when due.

The Company may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and its future debt may contain limitations on its ability to pay cash upon conversion or repurchase of the notes.

Holders of the notes will have the right to require the Company to repurchase all or a portion of their notes upon the occurrence of a fundamental change before the maturity date at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless the Company elects to deliver solely shares of its common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), the Company will be required to settle a portion or all of its conversion obligation in respect of the notes being converted in cash. Moreover, the Company will be required to repay the notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, the Company may not have enough available cash or be able to obtain financing at the time the Company is required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.

In addition, the Company's ability to repurchase notes or to pay cash upon conversions of notes or at their maturity may be limited by law, regulatory authority or agreements governing its future indebtedness. The Company's failure to repurchase notes at a time when the repurchase is required by the indenture or to pay cash upon conversions of notes or at their maturity as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing the Company's existing and future indebtedness. Moreover, the occurrence of a fundamental change under the indenture could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, the Company may not have sufficient funds to repay the indebtedness.

The conditional conversion feature of the notes, if triggered, may adversely affect the Company's financial condition and operating results.

In the event the conditional conversion feature of the notes is triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless the Company elects to satisfy the Company's conversion obligation by delivering solely shares of its common stock (other than paying cash in lieu of delivering any fractional share), the Company would be required to settle a portion or all of its conversion obligation in cash, which could adversely affect the company's liquidity. In addition, even if holders of notes do not elect to convert their notes, the Company could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of its net working capital.

The accounting method for the notes could adversely affect the Company's financial condition and operating results.

The accounting method for initially reflecting the notes on the company's balance sheet, accruing interest expense for the notes and reflecting the underlying shares of the Company's common stock in its reported diluted earnings per share may adversely affect its reported earnings and financial condition.

The Company expects that, under current accounting principles, the initial liability carrying amount of the notes will be the fair value of a similar debt instrument that does not have a conversion feature, valued using its cost of capital for straight, unconvertible debt. The Company expects to reflect the difference between the net proceeds from this offering and the initial carrying amount as a debt discount for accounting purposes, which will be amortized into interest expense over the term of the notes. As a result of this amortization, the interest expense that the Company expects to recognize for the notes for accounting purposes will be greater than the cash interest payments the Company will pay on the notes, which will result in lower reported income or higher reported losses. The lower reported income or higher reported losses resulting from this accounting treatment could depress the trading price of its common stock and the notes.

However, in August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, or ASU 2020-06, eliminating the separate accounting for the debt and equity components as described above. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021 (or, in the case of smaller reporting companies, December 15, 2023), including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.

When ASU 2020-06 is adopted by the Company, the Company expects the elimination of the separate accounting described above to reduce the interest expense that the Company expects to recognize for the notes for accounting purposes. In addition, ASU 2020-06 eliminates the use of the treasury stock method for convertible instruments that can be settled in whole or in part with equity, and instead require application of the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may reduce the Company's reported diluted earnings per share.

Furthermore, if any of the conditions to the convertibility of the notes is satisfied, then the Company may be required under applicable accounting standards to reclassify the liability carrying value of the notes as a current, rather than a long-term, liability. This reclassification could be required even if no noteholders convert their notes and could materially reduce the Company's reported working capital.

Holders of notes will not be entitled to any rights with respect to the Company's common stock, but they will be subject to all changes made with respect to the Company's common stock to the extent the Company satisfies its conversion obligation, in whole or in part, with shares of its common stock.

Holders of notes will not be entitled to any rights with respect to the Company's common stock (including, without limitation, voting rights and rights to receive any dividends or other distributions on its common stock) prior to the conversion date relating to such notes (if the Company has elected to settle the conversion by delivering solely shares of its common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the observation period (if the Company elects to pay and deliver, as the case may be, a combination of cash and shares of its common stock in respect of the relevant conversion), but holders of notes will be subject to all changes affecting the Company's common stock. For example, if an amendment is proposed to the Company's certificate of incorporation or bylaws requiring stockholder approval and the record date for determining the stockholders of record entitled to vote on the amendment occurs prior to the conversion date related to a holder’s conversion of its notes (if the Company has elected to settle the relevant conversion by delivering solely shares of its common stock (other than paying cash in lieu of delivering any fractional share)) or the last trading day of the observation period (if the Company elects to pay and deliver, as the case may be, a combination of cash and shares of its common stock in respect of the relevant conversion), such holder will not be entitled to vote on the amendment, although such holder will nevertheless be subject to any changes affecting its common stock.

The conditional conversion feature of the notes could result in holders receiving less than the value of the Company's common stock into which the notes would otherwise be convertible.

Prior to the close of business on the business day immediately preceding December 15, 2025, holders may convert their notes only if specified conditions are met. If the specific conditions for conversion are not met, holders will not be able to convert their notes, and holders may be unable to receive the value of the cash, common stock or a combination of cash and common stock, as applicable, into which their notes would otherwise be convertible.

Upon conversion of the notes, holders may receive less valuable consideration than expected because the value of the Company's common stock may decline after holders exercise their conversion right but before the Company satisfies it conversion obligation.

Under the notes, a converting holder will be exposed to fluctuations in the value of the Company's common stock during the period from the date such holder surrenders notes for conversion until the date the Company satisfies its conversion obligation.

Upon conversion of the notes, the Company will satisfy its conversion obligation by paying or delivering, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company's option. If the Company satisfies its conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of its common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading day observation period. This period would be: (i) subject to clause (ii), if the relevant conversion date occurs prior to December 15, 2025, the 40 consecutive trading day period beginning on and including, the second trading day immediately succeeding such conversion date; (ii) if the relevant conversion date occurs during a redemption period, the 40 consecutive trading days beginning on and including, the 41st scheduled trading day immediately preceding the date that is specified as the redemption date in the related notice of redemption; and (iii) subject to clause (ii), if the relevant conversion date occurs on or after December 15, 2025, the 40 consecutive trading days beginning on and including, the 41st scheduled trading day immediately preceding the maturity date. Accordingly, if the price of the Company's common stock decreases during this period, the value of consideration holders receive will be adversely affected. In addition, if the market price of the Company's common stock at the end of such period is below the average of the daily volume weighted-average prices of the Company's common stock during such period, the value of any shares of the Company's common stock that holders will receive in satisfaction of its conversion obligation will be less than the value used to determine the number of shares that holders will receive.

If the Company elects to satisfy its conversion obligation solely in shares of the Company's common stock upon conversion of the notes, the Company will be required to deliver the shares of its common stock, together with cash for any fractional share, on the second business day following the relevant conversion date. Accordingly, if the price of the Company's common stock decreases during this period, the value of the shares that holders receive will be adversely affected and would be less than the conversion value of the notes on the conversion date.

The notes are not protected by restrictive covenants.

The indenture governing the notes will not contain any financial or operating covenants or restrictions on the payments of dividends, the incurrence of indebtedness or the issuance or repurchase of securities by the Company or any of its subsidiaries. The indenture will not contain any covenants or other provisions to afford protection to holders of the notes in the event of a fundamental change or other corporate transaction involving the Company subject to certain exceptions.

The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or during a redemption period may not adequately compensate holders for any lost value of their notes as a result of such transaction or redemption.

If a make-whole fundamental change occurs prior to the maturity date or upon its issuance of a notice of redemption the Company will, under certain circumstances, increase the conversion rate by a number of additional shares of its common stock for notes converted in connection with such make-whole fundamental change or during the related redemption period. The increase in the conversion rate will be determined based on the date on which the specified corporate transaction becomes effective or the redemption notice date, as applicable, and the price paid (or deemed to be paid) per share of the Company's common stock in such transaction or on such redemption notice date. The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or during a redemption period may not adequately compensate holders for any lost value of their notes as a result of such transaction or redemption. Furthermore, if the Company calls only a portion of the outstanding notes for redemption, only those notes called (or deemed called) for redemption will become convertible as a result of such call for redemption and only the conversion rate of notes converted in connection with such notice of redemption will be increased. Accordingly, notes not called for redemption will not become convertible if not otherwise convertible at such time and will remain outstanding, and may have reduced liquidity and a resulting reduced trading price.

Our obligation to increase the conversion rate for notes converted in connection with a make-whole fundamental change or during a redemption period could be considered a penalty, in which case the enforceability thereof would be subject to general principles of reasonableness and equitable remedies.

The conversion rate of the notes may not be adjusted for all dilutive events.

The conversion rate of the notes is subject to adjustment for certain events, including, but not limited to, the issuance of certain stock dividends on the Company's common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, cash dividends and certain issuer tender or exchange offers. However, the conversion rate will not be adjusted for other events, such as a third-party tender or exchange offer or an issuance of the Company's common stock for cash, that may adversely affect the trading price of the notes or its common stock. An event that adversely affects the value of the notes may occur, and that event may not result in an adjustment to the conversion rate.

Provisions in the indenture governing the notes may deter or prevent a business combination that may be favorable to holders.

If a fundamental change occurs prior to the maturity date, holders of the notes will have the right, at their option, to require the Company to repurchase all or a portion of their notes. In addition, if a make-whole fundamental change occurs prior the maturity date, the Company will in some cases be required to increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change. Furthermore, the indenture governing the notes will prohibit the Company from engaging in certain mergers or acquisitions unless, among other things, the surviving entity assumes the Company's obligations under the notes. These and other provisions in the indenture could deter or prevent a third party from acquiring the Company even when the acquisition may be favorable to holders.

The capped call transactions may affect the value of the notes and the Company's common stock.

In connection with the pricing of the notes, the Company intend to enter into capped call transactions with the counterparties. The capped call transactions will cover, subject to customary adjustments, the number of shares of the Company's common stock initially underlying the notes. The capped call transactions are expected generally to reduce the potential dilution to the Company's common stock upon any conversion of the notes. If the initial purchasers exercise their option to purchase additional notes, the Company expects to enter into additional capped call transactions with the counterparties.

The Company expects that, in connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates may enter into various derivative transactions with respect to the Company's common stock and/or purchase shares of its common stock concurrently with or shortly after the pricing of the notes, including with certain investors in the notes. This activity could increase (or reduce the size of any decrease in) the market price of the Company's common stock or the notes at that time.

In addition, the Company expects that the counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to its common stock and/or purchasing or selling the Company's common stock or other securities in secondary market transactions following the pricing of the notes and prior to the maturity of the notes and are likely to do so on each exercise date of the capped call transactions. This activity could also cause or prevent an increase or a decrease in the market price of the Company's common stock or the notes, which could affect their ability to convert the notes and, to the extent the activity occurs during any observation period related to a conversion of notes, it could affect the amount and value of the consideration that holders will receive upon conversion of the notes.

In addition, if any such capped call transactions fail to become effective, whether or not this offering of notes is completed, the counterparties (or their respective affiliates) may unwind their hedge positions with respect to the Company's common stock, which could adversely affect the price of the Company's common stock and the value of the notes.

The Company does not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the notes or the shares of the Company's common stock. In addition, the Company does not make any representation that the counterparties will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.

The Company is subject to counterparty risk with respect to the capped call transactions.

The counterparties to the capped call transactions that the Company expects to enter into are financial institutions, and the Company will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. The Company's exposure to the credit risk of the counterparties will not be secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, the Company will become an unsecured creditor in those proceedings with a claim equal to its exposure at the time under such transaction. the Company's exposure will depend on many factors but, generally, its exposure will increase if the market price or the volatility of the Company's common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the consideration required to be delivered to the Company under the capped call transactions and it may experience more dilution than the Company currently anticipates with respect to its common stock. The Company can provide no assurances as to the financial stability or viability of the counterparties.

Some significant restructuring transactions may not constitute a fundamental change, in which case the Company would not be obligated to offer to repurchase the notes.

Upon the occurrence of a fundamental change, holders have the right to require the Company to repurchase all or a portion of their notes. However, the fundamental change provisions will not afford protection to holders of notes in the event of other transactions that could adversely affect the notes. For example, transactions such as leveraged recapitalizations, refinancings, restructurings or acquisitions initiated by the Company may not constitute a fundamental change requiring the Company to offer to repurchase the notes. In the event of any such transaction the holders would not have the right to require the Company to repurchase the notes, even though each of these transactions could increase the amount of its indebtedness, or otherwise adversely affect its capital structure or any credit ratings, thereby adversely affecting the holders of notes.

The Company has not registered the notes or the common stock issuable upon conversion, if any, which will limit their ability to resell them.

The notes and the shares of common stock issuable upon conversion of the notes, if any, have not been registered under the Securities Act or any state securities laws. Unless the notes and any shares of common stock issuable upon conversion of the notes, if any, have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws. The Company does not intend to file a registration statement for the resale of the notes and the common stock, if any, into which the notes are convertible.

The Company cannot assure holders that an active trading market will develop for the notes.

Prior to this offering, there has been no trading market for the notes, and the Company does not intend to apply to list the notes on any securities exchange or to arrange for quotation on any automated dealer quotation system. The Company has been informed by the initial purchasers that they intend to make a market in the notes after the offering is completed. However, the initial purchasers may cease their market-making at any time without notice. In addition, the liquidity of the trading market in the notes, and the market price quoted for the notes, may be adversely affected by changes in the overall market for this type of security and by changes in the Company's financial performance or prospects or in the prospects for companies in its industry generally. As a result, the Company cannot assure holders that an active trading market will develop for the notes. If an active trading market does not develop or is not maintained, the market price and liquidity of the notes may be adversely affected. In that case holders may not be able to sell their notes at a particular time or holders may not be able to sell their notes at a favorable price.

Any adverse rating of the notes may cause their trading price to fall.

The Company does not intend to seek a rating on the notes. However, if a rating service were to rate the notes and if such rating service were to lower its rating on the notes below the rating initially assigned to the notes or otherwise announces its intention to put the notes on credit watch, the trading price of the notes could decline.

Holders may be subject to tax if the Company makes or fails to make certain adjustments to the conversion rate of the notes even though holders do not receive a corresponding cash distribution.

The conversion rate of the notes is subject to adjustment in certain circumstances, including the payment of cash dividends. If the conversion rate is adjusted as a result of a distribution that is taxable to the Company's common stockholders, such as a cash dividend, holders may be deemed to have received a dividend subject to U.S. federal income tax without the receipt of any cash. In addition, a failure to adjust (or to adjust adequately) the conversion rate after an event that increases their proportionate interest in the Company could be treated as a deemed taxable dividend to holders if the failure to adjust (or to adjust adequately) is made in connection with a distribution of cash or other property to the Company's common stockholders. If a make-whole fundamental change occurs prior to the maturity date or the Company issues a notice of redemption under some circumstances, the Company will increase the conversion rate for notes converted in connection with the make-whole fundamental change or during the related redemption period. Such increase may also be treated as a distribution subject to U.S. federal income tax as a dividend. It is unclear whether any such deemed dividend would be eligible for the preferential tax treatment generally available for dividends paid by U.S. corporations to certain U.S. holders. If holders are a non-U.S. holders, any deemed dividend generally would be subject to U.S. federal withholding tax at a 30% rate, or such lower rate as may be specified by an applicable treaty, which may be set off against subsequent payments with respect to the notes (or common stock into which the notes convert). The Company do not currently expect to make distributions on its common stock, although no assurance can be given in this regard.

The Company may redeem the notes at its option, which may adversely affect their return.

The Company may not redeem the notes prior to March 20, 2024. On or after March 20, 2024 it may redeem for cash all or any portion of the notes, at its option if the last reported sale price of its common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company calls any note for redemption, holders may convert their note called for redemption (or any portion thereof) at any time prior to the close of business on the second scheduled trading day immediately preceding the applicable redemption date. Prevailing interest rates at the time the Company redeem the notes may be lower than the interest rate on the notes. Upon such redemption or conversion, the cash comprising the redemption price, in the case of a redemption, or the applicable conversion consideration, in the case of a conversion in connection with a redemption notice, in either case, may not fully compensate holders for any future interest payments that holders would have otherwise received or for any other lost time value of their notes.

The notes will initially be held in book-entry form and, therefore, holders must rely on the procedures and the relevant clearing systems to exercise their rights and remedies.

Unless and until certificated notes are issued in exchange for book-entry interests in the notes, owners of the book-entry interests will not be considered owners or holders of notes. Instead, DTC, or its nominee, will be the sole holder of the notes. Payments of principal, interest (including any additional interest), cash amounts due upon conversion and other amounts owing on or in respect of the notes in global form will be made to the paying agent, which will make the payments to DTC. Thereafter, such payments will be credited to DTC participants’ accounts that hold book-entry interests in the notes in global form and credited by such participants to indirect participants. Unlike holders of the notes themselves, owners of book-entry interests will not have the direct right to act upon the Company's solicitations for consents or requests for waivers or other actions from holders of the notes. Instead, if a holder owns a book-entry interest, such holder will be permitted to act only to the extent such holder has received appropriate proxies to do so from DTC or, if applicable, a participant. The Company cannot assure holders that the procedures implemented for the granting of such proxies will be sufficient to enable holders to vote on any requested actions on a timely basis.

Risks Related to Ownership of the Company's Common Stock

Anti-takeover provisions contained in the Company's amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

The Company's amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Company's board of directors. Among other things, the Company's amended and restated certificate of incorporation and amended and restated bylaws include provisions:

●	authorizing a classified board of directors whose members serve staggered three-year terms;
●

authorizing “blank check” preferred stock, which could be issued by the Company's board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to its common stock;

●	limiting the liability of, and providing indemnification to, its directors and officers;
●	limiting the ability of its stockholders to call and bring business before special meetings;
●	requiring advance notice of stockholder proposals for business to be conducted at meetings of the Company's stockholders and for nominations of candidates for election to its board of directors; and
●	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Company's management.

As a Delaware corporation, the Company is also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law (the “DGCL”), which prevents certain stockholders holding more than 15% of its outstanding capital stock from engaging in certain business combinations without approval of the holders of at least two-thirds of the Company's outstanding common stock not held by such stockholder.

Any provision of the Company's amended and restated certificate of incorporation, amended and restated bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for its stockholders to receive a premium for their shares of the Company's capital stock, and could also affect the price that some investors are willing to pay for its common stock.

The Company's business could be negatively affected by activist shareholders.

Responding to actions by activist shareholders could be costly and time-consuming, disrupt the Company's operations and divert the attention of management and its employees. Additionally, perceived uncertainties as to the Company's future direction as a result of shareholder activism or changes to the composition of its board of directors may lead to the perception of a change in the direction of its business or other instability, which may be exploited by its competitors, cause concern to the Company's current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with the Company or do business with its competitors instead of the Company, then the Company's business, financial condition and operating results would be adversely affected. In addition, the share price of its common stock and the trading price of the notes could experience periods of increased volatility as a result of shareholder activism.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, its market or its competitors, or if they adversely change their recommendations regarding the Company's common stock, the market price and trading volume of its notes and common stock could decline.

The trading market for the Company's notes and common stock will be influenced, to some extent, by the research and reports that securities or industry analysts publish about the Company, its business, its market or its competitors. If any of the analysts who cover the Company adversely change their recommendations regarding its common stock or provide more favorable recommendations about its competitors, the market price of the Company's notes and common stock would likely decline. If any of the analysts who cover the Company cease coverage of the company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause the market price and trading volume of its notes and common stock to decline.

The Company does not expect to declare any dividends on its common stock in the foreseeable future.

The Company does not anticipate declaring any cash dividends to holders of its common stock in the foreseeable future. Consequently, investors may need to rely on sales of its common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase shares of its common stock.

If the Company raises additional capital through the sale of shares of the Company’s common stock, convertible securities or debt in the future, its stockholders’ ownership in the Company could be diluted and restrictions could be imposed on the Company’s business.

On April 21, 2020, the Company issued and sold an aggregate of 2,742,750 shares of the Company’s common stock, par value $0.001 per share at a price to the public of $10.50 per share. The shares include the full exercise of the underwriter’s option to purchase an additional 357,750 shares of common stock. The Company received net proceeds from the offering of approximately $26.5 million, after deducting underwriting discounts, commissions, and offering expenses of $2.1 million. In addition to this offering, the Company may issue shares of its common stock or securities convertible into its common stock to raise additional capital in the future. To the extent the Company issues such securities, its stockholders may experience substantial dilution and the trading price of the Company’s common stock could decline. If the Company obtains funds through a credit facility or through the issuance of debt or preferred securities, such debt or preferred securities could have rights senior to the existing stockholders’ rights as a common shareholder, which could impair the value of the Company’s common stock.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.           PROPERTIES

The Company occupies 66,000 square feet for its U.S. Corporate office in Brisbane, California, under a lease which extends through January 31, 2028. The original lease expired on December 31, 2017, and the Company entered into a Second Amendment on July 6, 2017 that extended the term of the lease to January 31, 2023 and a Third Amendment on July 9, 2020 that extended the term of the lease to January 31, 2028. The amendment provides for the following: a) The extension of the lease term, with the extended term to begin on February 1, 2023 and continue until January 31, 2028; b) the abatement of the monthly base rent for the four month period beginning September 1, 2020 and ending December 31, 2020; c) the amendment of monthly base rent during the extension term to approximately $0.2 million for January 2021 with annual increases of 3.5% thereafter; and d) the waiver by the Company of its early termination right in the lease. Pursuant to the terms of the Third Amendment to the Lease Agreement, the Company has the option to extend the term of the lease by an additional 60 months.

In addition, the Company has leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,896

Two leases, one of which was amended during fiscal year 2020 and extended to March 2024, and the other which initially expired in December 31, 2019 and was extended for another two years to December 31, 2021.

France	Approximately 2,239	One lease which expires in October 2021.
Spain	Approximately 3,584	One lease which was set to expire in January 31, 2021 but was extended for another two years to January 31, 2023.
Belgium	Approximately 151	One lease signed effective March 1, 2020, which expires in November 2023.

The Company believes that these facilities are suitable and adequate for its current and future needs for at least the next twelve months.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of material pending legal and regulatory proceedings and settlements as of December 31, 2020, please see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” Part II Item 8, included in this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Exchange Listing

The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of March 1, 2021, the closing sale price of its common stock was $35.12 per share.

Common Stockholders

The Company had 5 stockholders of record as of March 1, 2021. The Company believes the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Issuer Purchases of Equity Securities

There were no repurchases of the Company’s common stock under the Company’s Stock Repurchase Program in 2020.

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

Performance Graph

The graph below compares Cutera, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Medical Equipment index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2015 to December 31, 2020.

In accordance with SEC rules, the information contained under “Performance Graph” shall not be deemed to be “soliciting material,” or to be “filed” with the SEC or subject to the SEC’s Regulation 14A or 14C, other than as provided under Item 201(e) of Regulation S-K, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically request that the information be treated as soliciting material or specifically incorporate it by reference into a document filed under the Securities Act, or the Securities Exchange Act of 1934, as amended.

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

	Year Ended December 31,
Consolidated Statements of Operations Data (in thousands, except per share data):	2020*	2019*	2018*	2017	2016
Net revenue	$147,683	$181,712	$162,720	$151,493	118,056
Cost of revenue	71,911	83,549	82,338	65,383	49,921
Gross profit	75,772	98,163	80,382	86,110	68,135
Operating expenses:
Sales and marketing	52,766	71,109	58,420	52,070	41,563
Research and development	14,322	15,085	14,359	12,874	11,232
General and administrative	31,512	24,033	20,995	14,090	12,943
Lease termination income	—	—	—	(4,000)	—
Total operating expenses	98,600	110,227	93,774	75,034	65,738
Income (loss) from operations	(22,828)	(12,064)	(13,392)	11,076	2,397
Interest and other income, net	(579)	(199)	(123)	884	323
Income (loss) before income taxes	(23,407)	(12,263)	(13,515)	11,960	2,720
Income tax (benefit) provision	470	85	17,255	(18,033)	143
Net income (loss)	$(23,877)	$(12,348)	$(30,770)	$29,993	$2,557
Net income (loss) per share:
Basic	$(1.43)	$(0.88)	$(2.23)	$2.16	$0.19
Diluted	$(1.43)	$(0.88)	$(2.23)	$2.04	$0.19
Weighted-average number of shares used in per share calculations:
Basic	16,691	14,096	13,771	13,873	13,225
Diluted	16,691	14,096	13,771	14,728	13,753

	As of December 31,
Consolidated Balance Sheet Data (in thousands):	2020*	2019*	2018*	2017	2016
Cash, cash equivalents and marketable investments	$47,047	$33,921	$35,575	$35,912	$54,074
Working capital (current assets less current liabilities)	51,938	36,424	39,578	45,063	59,460
Total assets	132,733	113,738	97,637	111,238	91,854
Total long-term liabilities	21,495	9,174	3,631	3,034	2,455
Retained earnings (accumulated deficit)	(60,235)	(36,358)	(24,010)	2,947	(27,046)
Total stockholders’ equity	56,880	45,942	46,386	64,893	61,010

* Financial results for year ended December 31, 2020, 2019 and 2018, as compared to the years ended December 31, 2017 and 2016 reflect the effects of adopting ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and the related amendments, which provided a new basis of accounting for the Company’s revenue arrangements during fiscal year 2018. The adoption of ASC 606 limits the comparability of revenue and operating expenses presented in the statement of operations for the years ended December 31, 2020, 2019 and 2018, when compared to the years ended December 31, 2017 and 2016. The adoption of ASC 606 also limits the comparability of certain balance sheet items, including total assets, for the years ended December 31, 2020, 2019 and 2018 when compared to the years ended December 31, 2017 and 2016. See Note 1, “Revenue Recognition” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

Financial results for year ended December 31, 2020 and 2019, as compared to the years ended December 31, 2018, 2017 and 2016 also reflect the effects of adopting ASU 2016-02, "Leases," (also known as ASC Topic 842) which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. The adoption of ASC 842 limits the comparability of certain balance sheet items for the year ended December 31, 2020 and 2019 when compared to the years ended December 31, 2018, 2017 and 2016. For additional information regarding the impact from adoption of this accounting standard, See Note 1, “Leases” to the Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2020. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon the Company’s current expectations, estimates and projections and that reflect the Company’s beliefs and assumptions based upon information available to the Company at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “could,” “will,” “should,” “expects,” “plans,” “anticipates,” “likely,” “believes,” “estimates,” “intends,” “forecasts,” “foresees,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company’s actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to the Company’s future financial performance, the ability to grow the Company’s business, increase the Company’s revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of the Company’s worldwide sales and distribution network, and to the outlook regarding long term prospects. The Company cautions you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.

Some of the important factors that could cause the Company’s results to differ materially from those in the Company’s forward-looking statements, and a discussion of other risks and uncertainties, are discussed in Item 1A—Risk Factors. The Company encourages you to read that section carefully as well as other risks detailed from time to time in the Company’s filings with the SEC.

Introduction

The Management’s Discussion and Analysis (“MD&A”) is organized as follows:

●	Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the Company’s product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of the Company’s business.
●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are or may be applicable to us.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on the Company’s Consolidated Statements of Operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of December 31, 2020.

Executive Summary

Company Description

The Company is a leading medical device company specializing in the research, development, manufacture, marketing and servicing of light and other energy-based aesthetics systems for practitioners worldwide. In addition to internal development of products, the Company distributes third party sourced products under the Company’s own brand names. The Company offers easy-to-use products which enable practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, toenail fungus and women's intimate health. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills and other per procedure related revenue on select systems and distribution of third-party manufactured skincare products. The Company also expands its revenues from sales of third-party skincare products by utilizing its network and relationships with physicians and practitioners.

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Juliet, a product for women’s intimate health, in December 2017, Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 truSculpt flex in June 2019, Secret PRO in July 2020 and excel V+III during the fourth quarter of 2020.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a worldwide distributor network in over 42 countries.

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue), the sale of third party manufactured skincare products (“Skincare” revenue); and the leasing of equipment through a membership program . A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides the Company with a source of additional Systems revenue. The Company’s primary system platforms include excel, enlighten, Juliet, Secret RF, truSculpt and xeo.

Skincare revenue relates to the distribution of ZO’s skincare products in Japan. The skincare products are purchased from a third-party manufacturer and sold to medical offices and licensed physicians. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products and controls the products before they are transferred to the customer.

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

Revenue Recognition

See "Part II, Item 8. Revenue Recognition, Note 1" to the consolidated financial statements for the year ended December 31, 2020, included in this Annual Report on Form 10-K for additional information about the Company’s revenue recognition policy, significant judgement and criteria for recognizing revenue.

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

The Company utilizes the observable standalone selling price when available, which represents the price charged for the performance obligation when sold separately. When standalone selling prices for systems or services are not directly observable, the Company determines the standalone selling prices using relevant information available and applies suitable estimation methods including, but not limited to, the cost plus a margin approach.

The Company determines the standalone selling price (“SSP”), for systems based on directly observable sales in similar circumstances to similar customers. The SSPs for extended service contracts are based on observable prices when sold on a standalone basis.

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

Goodwill is not amortized, but is tested for impairment annually, at the reporting unit level, in the fourth quarter and whenever events or circumstances indicate impairment may exist. An impairment charge is recorded for the amount, if any, by which the carrying amount of goodwill exceeds its implied fair value. See "Part II, Item 8. Financial Statements, Note 1" in the accompanying Notes to consolidated financial statements for more information.

Capitalized Cloud Computing Costs

The Company capitalizes costs incurred related to implementation costs incurred in a hosting arrangement that is a service contract to develop or obtain internal-use software in accordance with ASU No. 2018-15, "Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The capitalized implementation costs are then amortized over the term of the hosting arrangement inclusive of expected contract renewals, which is generally three to five years. See "Part II, Item 8. Financial Statements, Note 1" in the accompanying Notes to consolidated financial statements for more information. The Company periodically assesses the capitalized implementation costs for impairment. If the Company determines that an impairment is necessary, the Company records an impairment loss.

Leases

Lessee

The Company is a party to certain operating and finance leases for vehicles, office space and storages. The Company’s material operating leases consist of office space, as well as storage facilities. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years.

The Company determines if a contract contains a lease at inception. Right of Use Assets and lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease Right of Use assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates the incremental secured borrowing rates corresponding to the maturities of the leases. The Company based the rate estimates on prevailing financial market conditions, credit analysis and management judgment.

The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

Lessor

Beginning in 2020, the Company also enters into leasing transactions, in which the Company is the lessor, offered through the Company's membership program. All of the Company's leases for equipment rentals were initially accounted for as operating leases. The lease agreements are typically for three years; however, the customer has the right to terminate the lease after twelve months with no penalty. As such, the Company has determined that the expected term of the lease is twelve-months. Rental charges are a fixed monthly fee, paid at the beginning of each month, over the term of the lease. Along with the leased equipment, the membership program provides customers with a warranty service and a fixed amount of consumables per month for the term of the lease, which are classified as non-lease components. The Company has made an accounting policy election to account for qualifying lease components and associated non-lease components as a single component; accordingly, a lease component and an associated warranty service non-lease component are combined and accounted for as an operating lease. The consumables do not qualify for the practical expedient and are accounted for as a separate non-lease component.

The initial direct costs related to the Company’s operating leases for equipment rentals include the related commissions paid to employees upon the origination of a lease agreement. These costs are included in Other current assets and prepaid expenses on the consolidated balance sheets and are amortized over the lease term of twelve-months.

During the fourth quarter ended December 31, 2020, some of the membership program agreements were amended to grant the lessees an option to purchase the leased system from the Company, at any time during the period of 12 months from signing the amended agreement. For contracts signed under the amended membership agreement, the Company classified and accounted for the arrangement as sales-type leases, as the Company determined it is reasonably certain that the customer will exercise the purchase option.

At the commencement of the sales-type leases, the Company derecognized the underlying equipment and recognized a lease receivable if collectability criteria was met.

The Company adopted ASC Topic 842 on January 1, 2019, applying the modified retrospective method to all leases existing at the date of initial application. The comparative information has not been adjusted and continues to be reported under the accounting standards in effect for the prior period.

See "Part II, Item 8. Financial Statements, Notes 1 and 11" in the accompanying Notes to consolidated financial statements for more information.

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

Stock-based Compensation Expense

The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The Company’s equity incentive plans provide for the grant of incentive stock options, non-statutory stock options, RSAs, restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares, and other stock or cash awards. See "Part II, Item 8. Financial Statements, Note 6" in the accompanying Notes to consolidated financial statements for more information.

The Company accounts for stock-based compensation costs in accordance with the accounting standards for share-based compensation, which require that all share-based payments to employees and non-employees be recognized in the consolidated statements of operations based on their fair values.

The Company uses the Black-Scholes option-pricing model using the single-option approach to determine the fair value of options granted. Option-pricing models require the input of highly subjective assumptions, particularly for the expected stock price volatility and the expected term of options. The risk-free interest rate is based on the U.S. Treasury yield for a duration similar to the expected term at the date of grant. The Company has never paid any cash dividends on its common stock and it has no intention to pay a dividend at this time; therefore, the Company assumes that no dividends will be paid over the expected terms of option awards. The Company determines the assumptions to be used in the valuation of option grants as of the date of grant. As such, the Company uses different assumptions during the year if it grants options at different dates.

The assumptions used in the Black-Scholes-option pricing model to determine the fair value of an award include the following:

Expected Term: The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time it will take for employees to exercise options still outstanding.

Expected Volatility: For the underlying stock price volatility of the Company’s stock, the Company estimates volatility solely based on the Company’s historical volatility of its stock price.

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

The Company grants RSUs to the Company’s directors, officers and management employees and non-employees. The fair value of RSUs is based on the stock price on the grant date using a single-award approach. The RSUs are subject to a service vesting condition and are recognized on a straight-line basis over the requisite service period. Shares are issued on the vesting dates, net of applicable tax withholding requirements to be paid by the Company on behalf of the recipient. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, the Company records the obligation for withholding amounts to be paid by the Company as a reduction to additional paid-in capital.

Performance stock units are granted to the Company’s officers and management employees and non-employees. PSU’s with operational measurement goals are measured at the market price of the Company’s stock on the date of grant. The final number of shares of common stock issuable at the end of the performance measurement period, subject to the recipient’s continued service through that date, is determined based on the expected degree of achievement of the performance goals. Stock-based compensation expense for PSUs is recognized based on the expected degree of achievement of the performance goals over the vesting period. On the vesting date of PSU awards, the Company issues fully paid up common stock, net of the minimum statutory tax withholding requirements to be paid by the Company and records the obligation for withholding amounts as a reduction to additional paid-in capital.

During 2020 and 2019, the Company’s Board granted to executive officers, senior management and certain employees PSUs that vest subject to the recipients’ continued service and to the achievement of certain operational goals for the Company’s 2020 and 2019 fiscal year which consist of the achievement of revenue targets for consumable products, revenue targets for international revenue, and certain operational milestones related to product performance and business management.

On April 1, 2020, the Company issued RSUs to settle bonuses owed to management under the 2019 Management Bonus Program. In the past, the Company paid these bonuses with cash on hand. However, due to the economic conditions resulting from COVID-19, fully vested shares were issued in lieu of cash. The Company issued 209,981 shares related to this bonus payment to management and recognized $2.6 million in stock-based compensation expense during fiscal year 2020. The Company also recorded an equivalent reduction in bonus expense as a result of the settlement of the bonus in shares.

For a significant majority of the Company’s awards, share-based compensation expense is recognized on a straight-line basis over the requisite service period, which ranges from one to four years depending on the award. The Company recognizes share-based compensation expense for the portion of the equity award that is expected to vest over the requisite service period and develops an estimate of the number of share-based awards which will ultimately vest, primarily based on historical experience within separate groups of employees and expectations regarding achievement of PSU goals for PSU awards. The forfeiture rates used in 2020 ranged from 0% to 20.8%. The estimated forfeiture rate is reassessed periodically throughout the requisite service period. Such estimates are revised if they differ materially from actual forfeitures. For the award types discussed above, if the employee or non-employee terminates employment prior to being vested in an award, then the award is forfeited.

Modifications of the terms of outstanding awards may result in significant increases or decreases in share-based compensation. During the third quarter of 2020, the Company’s Board modified RSUs awards granted to certain senior management that vest subject to the recipients’ continued service.

There were no significant modifications to the terms of outstanding options, and PSUs during 2020.

During the quarter ended March 31, 2020, the Company’s Board of Directors granted its executive officers, senior management, and certain employees 98,580 PSUs. The PSUs granted in the quarter ended March 31, 2020 vest subject to the recipients continued service and to the achievement of specific optional and regulatory milestones.

On August 2, 2020, the Board awarded its new CFO, Rohan Seth, an option grant for 60,000 shares, which vests over 5 years, and a PSU award covering a target of 22,423 shares, which vests over 2.5 years and is subject to performance-based criteria relating to the achievement of certain goals with 40% based on achievement of Finance department goals and 60% based on the Company’s achievement of financial performance. The maximum number of shares that may vest under the award is 150% of the target number of shares of Common Stock subject to the award.

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

The Company is subject to taxes on earnings in both the U.S. and various foreign jurisdictions. On a quarterly basis, the Company assesses the realizability of its deferred tax assets. For those jurisdictions where tax carryforwards are likely to expire unused or the projected operating results indicate that realization is not more likely than not, a valuation allowance is recorded to offset the deferred tax asset within that jurisdiction. In assessing the need for a valuation allowance, the Company considers future taxable income and ongoing prudent and feasible tax planning strategies. In the event that the Company determines that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, a reduction of the valuation allowance would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, a reduction to the deferred tax asset would be charged to income in the period such determination was made.

The Company’s net taxable temporary differences and tax carryforwards are recorded using the enacted tax rates expected to apply to taxable income in the periods in which the deferred tax liability or asset is expected to be settled or realized. Should the expected applicable tax rates change in the future, an adjustment to the Company’s deferred taxes would be credited or charged, as appropriate, to income in the period such determination was made.

The Company’s effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. The Company’s current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. state taxes, should they either be deemed or actually remitted to the U.S. The Company’s future effective tax rates could be adversely affected by earnings being lower in countries where the Company has lower statutory rates and being higher in countries where the Company has higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research, and development tax credits, and due to changes in the valuation allowance applied to its U.S. deferred tax assets. In addition, the Company is subject to the examination of the Company’s income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes.

Undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2020 are considered to be indefinitely reinvested and, accordingly, no provision for income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carry back certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. Further, in December 2020, the Consolidated Appropriations Act, 2021 was signed into law. It clarified that gross income does not include any amount that would otherwise arise from the forgiveness of a PPP loan. The CARES Act did not have a material impact on the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable.

The Company periodically assesses its exposures related to its global provision for income taxes and believe that it has appropriately accrued taxes for contingencies. Any reduction of these contingent liabilities or additional assessment would increase or decrease income, respectively, in the period such determination was made.

The Company records a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. The Company records tax benefits for only those positions that it believes will more likely than not be sustained. For positions that the Company believes that it is more likely than not that it will prevail, the Company records a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If the Company judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. The Company has included in the Company’s Consolidated Balance Sheet a long-term income tax liability for unrecognized tax benefits and accrued interest and penalties of $1,864 and $1,461 as of December 31, 2020 and December 31, 2019, respectively. See “Part II, Item 8. Financial Statements, Note 7. Income Taxes” in the accompanying Notes to consolidated financial statements for more information.

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

Off-Balance Sheet Arrangements

The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2020, the Company was not involved in any unconsolidated transactions.

Recent Accounting Pronouncement

In addition to the impacts from new accounting pronouncements included above see Note 1 — “Summary of Significant Accounting Pronouncements” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. for a complete discussion of recent accounting pronouncements adopted and not adopted.

Results of Operations

The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2020	2019	2018

Net revenue	100%	100%	100%
Cost of revenue	49%	46%	51%
Gross profit	51%	54%	49%
Operating expenses:
Sales and marketing	36%	39%	36%
Research and development	10%	8%	9%
General and administrative	20%	13%	13%
Total operating expenses	66%	61%	58%
Loss from operations	(15)%	(7)%	(8)%
Interest and other expense, net	(1)%	—%	—%
Loss before income taxes	(16)%	(7)%	(8)%
Income tax provision	—%	—%	11%
Net loss	(16)%	(7)%	(19)%

Net Revenue

The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2020	% Change	2019	% Change	2018
Revenue mix by geography:
United States	$61,202	-42%	$106,243	4%	$101,862
International	86,481	15%	75,469	24%	60,858
Consolidated total revenue	$147,683	-19%	$181,712	12%	$162,720
United States as a percentage of total revenue	41%		58%		63%
International as a percentage of total revenue	59%		42%		37%

Revenue mix by product category:
Systems
- North America	$50,721	-48%	$96,718	3%	$93,977
- Rest of World	40,045	-8%	43,760	13%	38,618
Total Systems	90,765	-35%	140,478	6%	132,595
Consumables	9,287	-4%	9,648	132%	4,162
Skincare	25,061	194%	8,512	47%	5,778
Total Products	125,113	-21%	158,638	11%	142,535
Service	22,570	-2%	23,074	14%	20,185
Total Net revenue	$147,683	-19%	$181,712	12%	$162,720

Total Net Revenue

The Company’s revenue decreased by $34.0 million, or 19%, for the year ended December 31, 2020, compared to 2019, due to significant decline in sales in the North America market as a direct result of the COVID-19 pandemic. The decrease was partially offset by increase in sales of Skincare products.

Revenue by Geography

The Company’s U.S. revenue decreased by $45.0 million, or 42%, for the year ended December 31, 2020, compared to the same period in 2019. The decrease was due primarily to the COVID-19 pandemic. In response to the pandemic, government authorities imposed mandatory business closures, shelter-in place and work-from-home orders and social distancing protocols during 2020 that significantly impacted the Company’s business operation.

The Company’s U.S. revenue increased $4.4 million, or 4%, for the year ended December 31, 2019 compared to 2018. The increase was due primarily to continued demand of the truSculpt portfolio, including the recently launched truSculpt flex, as well as the Company’s excel V+ system.

The Company’s international revenue increased $11.0 million, or 15%, for the year ended December 31, 2020, compared to the same period in 2019, driven primarily by an increase in skincare product sales in Japan as a result of increased marketing and promotional efforts, as well as changes in customers behavior due to the COVID-19 as some consumers opted to purchase skincare products rather than go to a doctor’s office for treatment due to the COVID 19 pandemic, partially offset by decrease in the Company's distributor business due to the COVID-19 pandemic.

The Company’s international revenue increased $14.6 million, or 24%, for the year ended December 31, 2019 compared to 2018, driven primarily by increases in service revenue, systems, skincare products and consumables.

Revenue by Product Type

Systems Revenue

Systems revenue in North America decreased by $46.0 million, or 48%, for the year ended December 31, 2020, compared to the same period in 2019, due primarily to the COVID-19 pandemic that impacted system sales. The Rest of the World systems revenue decreased by $3.7 million, or 8%, compared to the same period in 2019. The decrease in Rest of the World revenue was primarily due to a decrease in the Company’s distributor business in the Middle East due to the COVID-19 pandemic.

Systems revenue in North America increased $2.7 million, or 3%, for the year ended December 31, 2019, compared to the same period in 2018, due primarily to the recently launched excel V+ and truSculpt flex systems. The Rest of the World systems revenue increased by $5.1 million, or 13%, compared to the same period in 2018. The increase in Rest of the World revenue was primarily a result of an increase in the Company’s direct business in Asia Pacific and Europe, as well as an increase in the Company’s distributor business in the Middle East due to the Company’s expansion to these markets and new products launches.

Consumables Revenue

Consumables revenue decreased $0.4 million, or 4%, for the year ended December 31, 2020, compared to the same period in 2019. The decrease in consumables revenue was primarily due to decreased sales in installed base of truSculpt iD, Secret RF, and truSculpt flex, each of which have a consumable element, as well as the decline in usage of the consumables due to the COVID-19 pandemic.

Consumables revenue increased $5.5 million, or 132%, for the year ended December 31, 2019, compared to the same period in 2018. The increase in consumables revenue was due to the introduction of Secret RF and Juliet during January 2019, and truSculpt iD in July 2019, each of which have consumable elements.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased $16.5 million, or 194%, for the year ended December 31, 2020, compared to the same period in 2019. This increase was due primarily to increased marketing and promotional efforts, as well as changes in customers behavior due to the COVID-19 pandemic as some consumers opted to purchase skincare products rather than go to a doctor's office for treatment.

The Company’s revenue from Skincare products in Japan increased $2.7 million, or 47%, for the year ended December 31, 2019, compared to the same period in 2018. This increase was due primarily to increased marketing and promotional activities, and a temporary increase in consumer demand due to changes in the Japanese consumption tax rate from 8% to 10% effective October 1, 2019.

Service Revenue

The Company’s Service revenue decreased $0.5 million, or 2%, for the year ended December 31, 2020, compared to the same period in 2019. This decrease was due primarily to decreased sales of service contracts and support and maintenance services provided on a time and materials basis to the Company’s network of international distributors due to the COVID-19 pandemic.

The Company’s Service revenue increased $2.9 million, or 14%, for the year ended December 31, 2019, compared to the same period in 2018. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis to the Company's network of international distributors.

Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2020	% Change	2019	% Change	2018
Gross Profit	$75,772	(23)%	$98,163	22%	$80,382
As a percentage of total revenue	51%		54%		49%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.

Gross profit as a percentage of revenue for the year ended December 31, 2020 decreased from 54% to 51%, compared to same period in 2019. The decrease in gross profit as a percentage of revenue was primarily driven by a lower overhead absorption on lower revenue, the decline in the average sales price of systems due to the COVID-19 pandemic and reduction-in-force and furloughed costs implemented by the Company during the first nine months of 2020, partially offset by costs savings from the reduction-in-force and furlough and continuous investments in its international direct service support and operational improvement activities.

Gross profit as a percentage of revenue for the year ended December 31, 2019 increased from 49% to 54%, compared to same period in 2018. The increase in gross profit as a percentage of revenue was largely driven by demand for the Company's new products with higher margins, as well as strong growth in consumables and skincare products. The year ended December 31, 2018 also included a $5 million product remediation charge when the Company recognized a liability for a product remediation plan related to of one of its legacy systems. The accrued expense consisted of the estimated cost of materials and labor to replace the component in all units that were under the Company's standard warranty or were covered under existing service contracts.

Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2020	% Change	2019	% Change	2018
Sales and marketing	$52,766	(26)%	$71,109	22%	$58,420
As a percentage of total revenue	36%		39%		36%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post- marketing studies, advertising and training.

The $18.3 million, or 26%, decrease in sales and marketing expenses for the year ended December 31, 2020 compared to the same period in 2019 was due primarily to:

●	$8.0 million decrease in labor costs due to a decrease in commission as a result of lower sales, salary reduction, furloughs and reductions-in-force in early 2020;
●	$4.8 million decrease in promotional and product demonstration expenses due to cancellation of trade shows and promotional events as a result of the COVID-19 pandemic;
●	$3.3 million decrease in travel related expenses resulting from the travel restrictions due to the COVID-19 pandemic;
●	$1.1 million decrease in stock-based compensation due to decreased headcount; and
●	$1.1 million decrease in consulting and outside professional fees.

The $12.7 million, or 22%, increase in sales and marketing expenses for the year ended December 31, 2019 compared to the same period in 2018 was due primarily to:

●	$6.4 million increase in labor costs due to increased headcount;
●	$2.4 million increase in stock-based compensation due to increased headcount;
●	$1.9 million increase in consulting and outside professional fees;
●	$1.2 million increase in software user license fees and other expenses;
●	$0.5 million of higher travel related expenses in North America resulting from increased headcount; and
●	$0.3 million of higher promotional and product demonstration expenses.

Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2020	% Change	2019	% Change	2018
Research and development	$14,322	(5)%	$15,085	5%	$14,359
As a percentage of total revenue	10%		8%		9%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $0.8 million, or 5%, for the year ended December 31, 2020, compared to the same period in 2019. The decrease in expense for the year ended December 31, 2020 was due primarily to $0.6 million decrease in salaries and benefits due to cost cutting measures implemented in response to the COVID 19 pandemic, $0.5 million decrease in consulting services and $0.3 million decrease in travel and other costs, offset by a net increase in material and equipment costs used for research and development activities of $0.6 million.

R&D expenses increased by 5% for the year ended December 31, 2019, compared to the same period in 2018. The increase in expense of $0.7 million for the year ended December 31, 2019 was due primarily to an increase in stock-based compensation.

General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2020	% Change	2019	% Change	2018
General and administrative	$31,512	31%	$24,033	14%	$20,995
As a percentage of total revenue	21%		13%		13%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $7.5 million, or 31%, for the year ended December 31, 2020, compared to the same period in 2019. The increase in expenses was due primarily to $5.2 million increase in professional fees, consulting services and legal fees, $1.6 million increase in credit loss expense, $0.5 million increase in software user license expense and $0.8 million increase due to a write off of capitalized Enterprise Resource Planning cloud computing costs, partially offset by $0.4 million decrease in personnel related expenses, including stock-based compensation expense, and $0.2 million decrease in travel and other expense.

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

Interest and Other Expense, Net

Interest and other income, net, consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2020	% Change	2019	% Change	2018
Total interest and other expense, net	$(579)	191%	$(199)	62%	$(123)
As a percentage of total net revenue	0.0%		(0.1)%		(0.1)%

Interest and other expense, net increased $0.4 million, or 191%, for the year ended December 31, 2020, compared to 2019. The increase was primarily due to an amortization of loan costs related to the revolving loan obtained from Silicon Valley Bank during the year ended December 31, 2020 and a decrease in interest income from marketable investments.

Net interest and other income expense was marginally higher for the year ended December 31, 2019 compared to the year ended December 31, 2018.

Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2020	$ Change	2019	$ Change	2018
Income loss before income taxes	$(23,407)	$(11,144)	$(12,263)	$1,252	$(13,515)
Income tax provision	470	385	85	(17,170)	17,255

During the year ended December 31, 2020, the Company incurred income tax expense in foreign jurisdictions as the Company applied a full valuation allowance against all U.S. federal and state deferred tax assets. During the year ended December 31, 2019, the Company incurred income tax expense in foreign jurisdictions which was partially offset by an income tax benefit of $0.3 million related to the release of reserves for uncertain tax positions in Germany.

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

As of December 31, 2020 and December 31, 2019, the Company had $51.9 million and $36.4 million of working capital, respectively. Cash and cash equivalents plus marketable investments increased by $13.1 million to $47.0 million as of December 31, 2020, from $33.9 million as of December 31, 2019, primarily as a result of cash obtained from financing activities, including net proceeds from the Company’s secondary offering of $26.5 million and proceeds from the PPP loan of $7.1 million, partially offset by a decrease in sales caused by the business disruptions due to the COVID-19 pandemic. The Company’s $6.4 million cash inflow from investing activities is due primarily to the liquidation of marketable investments.

As of December 31, 2019, and December 31, 2018, the Company had $36.4 million and $39.6 million of working capital, respectively. Cash and cash equivalents plus marketable investments decreased by $1.7 million to $33.9 million as of December 31, 2019, from $35.6 million as of December 31, 2018, primarily as a result of increased inventory purchases related to the increasing demand of the Company’s products, and an increase in investments in sales, service, and other management headcount to facilitate continued revenue expansion.

Cash, Cash Equivalents and Marketable Investments

The following table summarizes the Company’s cash and cash equivalents and marketable investments (in thousands):

	Year ended December 31,
(Dollars in thousands)	2020	2019	Change
Cash, cash equivalents and marketable securities:
Cash and cash equivalents	$47,047	$26,316	$20,731
Marketable investments	—	7,605	(7,605)
Total	$47,047	$33,921	$13,126

Consolidated Cash Flow Data

In summary, the Company’s cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2020	2019	2018
Cash flows provided by (used in):
Operating activities	$(16,934)	$(2,217)	$308
Investing activities	6,389	1,067	10,773
Financing activities	31,276	1,414	787
Net increase in cash and cash equivalents	$20,731	$264	$11,868

Cash Flows from Operating Activities

Net cash used in operating activities was $16.9 million during 2020, which was due primarily to:

●

$23.9 million net loss adjusted for non-cash related items consisting primarily of stock-based compensation expense of $10.1 million, $2.6 million amortization of capitalized contract costs, $2.1 million of provision for credit losses and $1.4 million depreciation and amortization.

●	$6.0 million cash used as a result of a decrease in accounts payable;
●	$3.2 million cash used due to an increase in other current assets and prepaid expenses;
●	$3.0 million cash used as a result of a decrease in deferred revenue;
●	$2.6 million cash used as a result of an increased accounts receivable;
●	$2.1 million cash used due to increase other long-term assets;
●	$0.8 million cash used as a result of a decrease in extended warranty liabilities; partially offset by
●	$5.4 million cash generated as a result of a decrease in inventories; and
●	$0.9 million cash generated as a result of increased accrued liabilities.

Net cash used in operating activities was $2.2 million during 2019, which was due primarily to:

●

$12.3 million net loss adjusted for non-cash related items consisting primarily of stock-based compensation expense of $9.8 million, $2.9 million amortization of capitalized contract costs and $1.5 million depreciation and amortization expenses;

●	$5.9 million cash used due to an increase in inventories;
●	$3.4 million cash used to increase long term assets;
●	$2.5 million cash used as a result of increased accounts receivables;
●	$1.8 million cash used to increase other current assets and prepaid expenses;
●	$1.4 million cash used for increased inventory purchases leading to an increase in accounts payable;
●	$1.2 million cash used as a result of a decrease in extended warranty liabilities; partially offset by
●	$7.2 million cash generated by an increase in accrued liabilities; and
●	$1.7 million cash generated as a result of increased deferred revenue.

Net cash provided by operating activities was $0.3 million during 2018, which was due primarily to:

●	$30.8 million net loss as adjusted for non-cash related items consisting primarily of valuation allowance against certain U.S. differed tax assets of
●	$17.4 million (excluding the $1.2 million tax effect of the ASC 606 Adoption), stock-based compensation expense of $7.2 million, $1.3 million provision for accounts receivable credit losses and $3.0 million depreciation and amortization expenses;
●	$4.3 million cash generated from an increase in accounts payable due primarily to increased inventory related purchases;
●	$3.2 million cash generated due to an increase in extended warranty liabilities;
●	$1.3 million cash generated as a result of increased deferred revenue;
●	$0.8 million cash generated as a result of a decrease in inventories;
●	$0.1 million cash generated due to a decrease in other long liabilities; partially offset by
●	$3.8 million cash used to settle accrued liabilities;
●	$2.8 million cash used to increase other long-term assets;
●	$1.1 million cash used to increase other current assets and prepaid expenses; and
●	$0.1 million cash used as a result of increased accounts receivables.

Cash Flows from Investing Activities

Net cash provided by investing activities was $6.4 million during 2020, which was attributable primarily to:

●	$33.7 million in net proceeds from the maturities of marketable investments; partially offset by
●	$26.1 million of cash used to purchase marketable investments; and
●	$1.3 million of cash used to purchase property, equipment and software.

Net cash provided by investing activities was $1.1 million during 2019, which was attributable primarily to:

●	$14.7 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$12.7 million of cash used to purchase marketable investments; and
●	$1.0 million of cash used to purchase property, equipment and software.

Net cash provided by investing activities was $10.8 million during 2018, which was attributable primarily to:

●	$23.1 million in net proceeds from the sales and maturities of marketable investments; partially offset by
●	$10.9 million of cash used to purchase marketable investments; and
●	$1.5 million of cash used to purchase property, equipment and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $31.3 million during 2020, which was primarily due to:

●	$26.5 million proceeds from the issuance of common stock in connection with public offering, net of issuance costs;
●	$7.2 million proceeds from the PPP loan;
●

$1.6 million net proceeds from the issuance of common stock due to employee exercising their stock options and purchasing stock through the Employee Stock Purchase Plan (“ESPP”) program; partially offset by

●	$3.4 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.5 million of cash used to pay capital lease obligations.

Net cash provided by financing activities was $1.4 million during 2019, which was primarily due to:

●	$2.9 million proceeds from the issuance of common stock due to employee exercising their stock options and purchasing stock through the ESPP program; partially offset by
●	$0.8 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.6 million of cash used to pay capital lease obligations.

Net cash provided by financing activities was $0.8 million during 2018, which was primarily due to:

●	$4.4 million proceeds from the issuance of common stock due to employee exercising their stock options and purchasing stock through the ESPP program; offset by
●	$3.1 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.5 million of cash used to pay capital lease obligations.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash and cash equivalents of $47.0 million as of December 31, 2020. For fiscal year 2020, the Company’s principal source of liquidity is cash generated from proceeds received from its April 2020 offering, the PPP loan, maturity and sales of marketable investments and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program. In addition, on March 9, 2021, the Company issued and sold $125 million aggregate principal amount of 2.25% Convertible Senior Notes. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures for at least the next several years, but there can be no assurances.

Loan and Security Agreement

On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. The SVB Revolving Line of Credit matures on July 9, 2024. As of December 31, 2020, there were no borrowings under the SVB Revolving Line of Credit.

Covenants

On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. See "Part II, Item 8. Financial Statements, Note 12. Debt" in the accompanying Notes to consolidated financial statements for more information.

The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis. This quarterly minimum revenue requirement is subject to renegotiation at the beginning of each fiscal year.

As of December 31, 2020, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.

Contractual Obligations

The following are the Company’s contractual obligations, consisting of future minimum lease commitments related to facility and vehicle leases as of December 31, 2020:

	Payments Due by Period ($’000’s)
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$21,448	$3,062	$6,319	$5,759	$6,308
Finance leases	635	374	261	—	—
Total leases	$22,083	$3,436	$6,580	$5,759	$6,308

Purchase Commitments

The Company maintains certain open inventory purchase commitments with its suppliers to ensure a smooth and continuous supply for key components. The Company’s liability in these purchase commitments is generally restricted to an agreed-upon period. Such time periods can vary among different suppliers. The Company’s open inventory purchase commitments were not material for the year ended December 31, 2020. The Company believes it has adequate funds to fulfill any such commitments in the future using the sources discussed in this Item 7 – Management’s Discussion & Analysis of Financial Condition and Results of Operations.

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

Interest Rate and Market Risk

The primary objective of the Company’s investment activities is to preserve principal while at the same time maximizing the income the Company receives from investments without significantly increasing risk. To achieve this objective, the Company maintains its portfolio of cash equivalents and short- and long-term investments in a variety of high-quality securities, including U.S. treasuries, U.S. government agencies, corporate debt, cash deposits, money market funds, commercial paper, non-U.S. government agency securities, and municipal bonds. The securities are classified as available-for-sale and consequently are recorded at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss. The Company had no marketable securities as of December 31, 2020.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). While the Company expects that reasonable alternatives to LIBOR will be implemented prior to the 2021 target date or that the 2021 cessation date may be extended, the Company cannot predict the consequences and timing of these developments, and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by the Company. The changes may influence returns on financial investments and could reduce the Company’s earnings and cash flows.

The uncertain financial markets could result in a tightening in the credit markets, a reduced level of liquidity in many financial markets, and extreme volatility in fixed income and credit markets. The credit ratings of the securities the Company has invested in could further deteriorate and may have an adverse impact on the carrying value of these investments.

As of December 31, 2020, the Company had not drawn on the SVB Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the greater of either 1.75% above the Prime Rate or 5%. The Prime Rate was 3.25% as of December 31, 2020, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime Rate increases in future periods.

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

Stockholders and Board of Directors

Cutera, Inc.

Brisbane, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cutera, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 23, 2021 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Notes 1 and 11 to the consolidated financial statements, the Company has changed its accounting method for accounting for leases in fiscal year 2019 due to the adoption of Topic 842: Leases using a modified retrospective approach.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

The Company recognized total net revenue of approximately $147.7 million for the year ending December 31, 2020. As described in Note 1 to the consolidated financial statements, the Company recognizes revenue in a manner that best depicts the transfer of control of promised products or services to the customer, in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s contracts with customers may include, individually, or in combination, systems, extended service contracts, training, marketing support services and accessories. Certain of the Company’s contracts, which include some with international distributors, can include non-standard payment and other sales terms that can impact management’s conclusions as to whether it is probable at contract inception that the Company will collect substantially all of the consideration to which it will be entitled or whether control has transferred to the customer. Management applies significant effort and judgment in evaluating the impact of these non-standard payment and sales terms on revenue recognition.

We identified the evaluation of non-standard payment and other sales terms in the Company’s contracts with international distributors as a critical audit matter. Auditing the impact of non-standard payment and other sales terms on management’s conclusions of whether the transfer of control has occurred requires significant auditor effort and increased auditor judgment in performing procedures to evaluate management’s judgement.

The primary procedures we performed to address this critical audit matter included:

●

Examining certain international distributor contracts, including any amendments or modifications, for non-standard payment terms and, where such terms are present, evaluating management’s assessment of whether collection is probable, based on a consideration of indicators of the international distributor’s liquidity and of the collection and credit memo history with the international distributor and with similar international distributors with similar payment terms.

●

Examining certain international distributor contracts, including any amendments or modifications, for non-standard terms governing transfer of control and, where such terms are present, evaluating management’s conclusions regarding the transfer of control based on an assessment of considerations including whether the international distributor has physical possession and legal title to the product, whether the Company has a present right to payment, and other factors relevant to the determination of whether the international distributor has the ability to direct the use of and obtain substantially all of the remaining benefit from the product.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

San Francisco, California

March 23, 2021

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

Cutera, Inc.

Brisbane, California

Opinion on Internal Control over Financial Reporting

We have audited Cutera, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule and our report dated March 23, 2021 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

San Francisco, California

March 23, 2021

CUTERA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$47,047	$26,316
Marketable investments	—	7,605
Accounts receivable, net of allowance for credit losses of $1,598 and $1,354, respectively	21,962	21,556
Inventories	28,508	33,921
Other current assets and prepaid expenses	8,779	5,648
Total current assets	106,296	95,046
Property and equipment, net	2,299	2,817
Deferred tax assets	643	423
Operating lease right-of-use assets	17,076	7,702
Goodwill	1,339	1,339
Other long-term assets	5,080	6,411
Total assets	$132,733	$113,738
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,684	$12,685
Accrued liabilities	31,079	30,307
Operating lease liabilities	2,260	2,800
PPP Loan Payable	3,630	—
Extended warranty liabilities	1,216	1,999
Deferred revenue	9,489	10,831
Total current liabilities	54,358	58,622
Deferred revenue, net of current portion	1,748	3,391
Income tax liability	—	93
Operating lease liabilities, net of current portion	15,950	5,112
PPP Loan payable, net of current portion	3,555	—
Other long-term liabilities	242	578
Total liabilities	75,853	67,796
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 50,000,000 shares; Issued and outstanding: 17,679,232 and 14,315,586 shares at December 31, 2020 and 2019, respectively	18	14
Additional paid-in capital	117,097	82,346
Accumulated deficit	(60,235)	(36,358)
Accumulated other comprehensive loss	—	(60)
Total stockholders’ equity	56,880	45,942
Total liabilities and stockholders’ equity	$132,733	$113,738

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net revenue:
Products	$125,113	$158,638	$142,535
Service	22,570	23,074	20,185
Total net revenue	147,683	181,712	162,720
Cost of revenue:
Products	58,325	64,693	66,843
Service	13,586	18,856	15,495
Total cost of revenue	71,911	83,549	82,338
Gross profit	75,772	98,163	80,382
Operating expenses:
Sales and marketing	52,766	71,109	58,420
Research and development	14,322	15,085	14,359
General and administrative	31,512	24,033	20,995
Total operating expenses	98,600	110,227	93,774
Loss from operations	(22,828)	(12,064)	(13,392)
Interest and other expense, net	(579)	(199)	(123)
Loss before income taxes	(23,407)	(12,263)	(13,515)
Income tax provision	470	85	17,255
Net loss	$(23,877)	$(12,348)	$(30,770)

Net loss per share:
Basic and diluted	$(1.43)	$(0.88)	$(2.23)
Weighted-average number of shares used in per share calculations:
Basic and diluted	16,691	14,096	13,771

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net loss	$(23,877)	$(12,348)	$(30,770)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(3)	9	14
Less: Reclassification adjustment for net losses on investments recognized during the year	63	—	9
Total change in unrealized gain (loss) on available-for-sale investments	60	9	23
Other comprehensive income, net of tax	60	9	23
Comprehensive loss	$(23,817)	$(12,339)	$(30,747)

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2017	13,477,973	$13	$62,025	$2,947	$(92)	$64,893
Adjustment to opening balance for ASC 606 adoption	-	-	-	3,813	-	3,813
Issuance of common stock for employee purchase plan	64,511	1	1,680	-	-	1,681
Exercise of stock options	271,902	-	2,718	-	-	2,718
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	154,466	-	(3,129)	-	-	(3,129)
Stock-based compensation expense	-	-	7,157	-	-	7,157
Net loss	-	-	-	(30,770)	-	(30,770)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	23	23
Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386

Issuance of common stock for employee purchase plan	82,810	-	1,281	-	-	1,281
Exercise of stock options	160,798	-	1,613	-	-	1,613
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	103,126	-	(831)	-	-	(831)
Stock-based compensation expense	-	-	9,832	-	-	9,832
Net loss	-	-	-	(12,348)	-	(12,348)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	9	9
Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Issuance of common stock for employee purchase plan	56,751	-	632	-	-	632
Exercise of stock options	73,227		947	-	-	947
Issuance of common stock in connection with public offering, net of issuance costs of $2,303	2,742,750	3	26,492			26,495
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes, and stock awards	490,918	1	(3,429)	-	-	(3,428)
Stock-based compensation expense	-	-	10,109	-	-	10,109
Net loss	-	-	-	(23,877)	-	(23,877)
Net change in unrealized gain on available-for-sale investments	-	-	-	-	60	60
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$-	$56, 880

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(23,877)	$(12,348)	$(30,770)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	10,109	9,832	7,157
Depreciation and amortization	1,394	1,548	1,209
Amortization of contract acquisition costs	2,593	2,915	1,834
Impairment of capitalized cloud computing costs	805	—	—
Change in deferred tax assets	(220)	34	17,438
Provision for credit losses	2,144	590	1,257
Change in right-of-use asset	2,522	2,502	—
Other	513	(83)	241
Changes in assets and liabilities:
Accounts receivable	(2,550)	(2,509)	(117)
Inventories	5,413	(5,907)	768
Other current assets and prepaid expenses	(3,164)	(1,762)	(1,070)
Other long-term assets	(2,067)	(3,355)	(2,754)
Accounts payable	(6,034)	1,406	4,277
Accrued liabilities	944	7,157	(3,781)
Extended warranty liabilities	(783)	(1,160)	3,159
Other long-term liabilities	—	(140)	140
Operating lease liabilities	(1,598)	(2,292)
Deferred revenue	(2,985)	1,656	1,305
Income tax liability	(93)	(301)	15
Net cash provided by (used in) operating activities	(16,934)	(2,217)	308
Cash flows from investing activities:
Acquisition of property and equipment	(1,279)	(991)	(1,488)
Disposal of property and equipment	30	45	41
Proceeds from sales of marketable investments	5,648	—	13,044
Proceeds from maturities of marketable investments	28,050	14,700	10,050
Purchase of marketable investments	(26,060)	(12,687)	(10,874)
Net cash provided by investing activities	6,389	1,067	10,773
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,579	2,894	4,399
Proceeds from long-term debt	7,167	—	—
Gross proceeds from issuance of common stock in connection with public offering	28,798	—	—
Issuance costs on the public offering	(2,303)	—	—
Taxes paid related to net share settlement of equity awards	(3,428)	(831)	(3,129)
Payments on capital lease obligation	(537)	(649)	(483)
Net cash provided by financing activities	31,276	1,414	787
Net increase in cash and cash equivalents	20,731	264	11,868
Cash and cash equivalents at beginning of year	26,316	26,052	14,184
Cash and cash equivalents at end of year	$47,047	$26,316	$26,052
Supplemental cash flow information:
Cash paid for interest	$63	$81	$85
Cash paid (refunded) for income taxes, net of (refunds) payments	$(1)	$59	$472
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$43	$738	$610
Assets acquired under operating lease	$11,735	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Operations and Principles of Consolidation

Cutera, Inc. (“Cutera” or the “Company”) provides energy-based aesthetic systems for practitioners worldwide. The Company develops, manufactures, distributes, and markets energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: enlighten, excel, Secret PRO, Juliet, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D,truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret PRO, Juliet and Secret RF (“Consumables” revenue); (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); and (iv) the leasing of equipment through a membership program; are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 42 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.

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

On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, allowance for credit losses, sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, implicit and incremental borrowing rates related to the Company’s leases, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, assumptions used in operating and sales-type lease classification, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, residual value of leased equipment, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, management of international activities, competition from substitute products and larger companies, ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals.

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak has negatively affected the United States and global economies. The spread of the coronavirus, which caused a broad impact in 2020 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. While the Company hopes that the customers will return and the amount of revenue will increase in 2021 as the economic environment outlook due to the COVID-19 pandemic improves, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity such as the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition. As a result of the events and impact surrounding the COVID-19 pandemic, the Company assessed whether any impairment of its goodwill or its long-lived assets had occurred, and has determined that no charges other than an impairment loss of $0.8 million on capitalized cloud computing costs related to the indefinite delay of the implementation of cloud-based enterprise resource planning software had occurred during 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Comparability

The Company adopted the new lease standard effective January 1, 2019, using the modified retrospective method. Prior period financial statements were not retrospectively restated. The financial results for the years ended December 31, 2020 and 2019 were prepared using the new lease accounting standard whereas the financial results for the year ended December 31, 2018 were prepared using prior effective guidance. As a result, the consolidated statement of operations for the years ended December 31, 2020 and 2019 is not directly comparable to the consolidated statements of operations for the year ended December 31, 2018.

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

The Company’s allowance for credit losses increased from $1.4 million at January 1, 2020 to $1.6 million at December 31, 2020, due to increase in aged accounts receivable. During the year ended December 31, 2020, the Company recognized a provision for credit losses of $2.1 million and wrote off $1.2 million against the allowance for credit losses.

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

In August 2020, the FASB issued ASU No. 2020-06, "Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815)." This amendment simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings per share. The amendments in this update are effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

The Company reviewed all other recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on the Company’s consolidated financial statements.

Revenue recognition

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 15%, 13% and 12%, respectively, of the Company’s total revenue for the years ended December 31, 2020, 2019 and 2018.

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

Nature of Products and Services

Systems

Systems revenue is generated from the sale of systems and from the sale of upgrades to existing systems. A system consists of a console that incorporates a universal graphic user interface, a laser or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. In certain applications, the laser or other energy-based module is contained in the hand piece, such as with the Company’s Pearl and Pearl Fractional applications, rather than within the console.

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

Skincare products

The Company sells third-party manufactured skincare products in Japan. The skincare products are purchased from a third-party manufacturer and sold to medical offices and licensed physicians. The Company warrants that the skincare products are free of significant defects in workmanship and materials for 90 days from shipment. These are typically sold in a separate contract as the only performance obligations. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products and controls the products before they are transferred to the customer. The Company recognizes revenue for skincare products at a point in time upon shipment.

Consumables and other accessories

The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement hand pieces, Titan and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, Juliet, and Secret RF, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products’ single use disposable tips must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.

Equipment leasing

The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue. The Company recognizes lease income over the term of the lease if the lease is classified as an operating lease. For agreements that grant customers the right to purchase the leased system, the Company typically classifies the lease as a sales-type lease as the Company has determined it is reasonably certain that the customer will exercise the purchase option. On the commencement of sales-type leases, the Company recognizes revenue upfront in product revenue and the corresponding receivables recorded in Other current assets and prepaid expenses on the consolidated balance sheets (Notes 1 and 11). Revenue from equipment leases was not material in the year ended December 31, 2020.

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

Customer Marketing Support

In North America, the Company offers marketing and consulting phone support to its customers across all system platforms. These customer marketing support services include a practice development model and marketing training, performed remotely with ongoing phone consultations for six months from date of purchase. The Company considers customer marketing support a separate performance obligation and recognizes revenue over the six-month term of the contracts.

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

● Extended service contracts: SSP is based on observable price when sold on a standalone basis to similar customers.

Loyalty Program

The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction. of net revenue at the time the reward is earned. As of December 31, 2020, the accrual for the loyalty program included in accrued liabilities was $0.3 million.

Deferred Sales Commissions

Incremental costs of obtaining a contract, which consist primarily of commissions and related payroll taxes, are capitalized, and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.

Total capitalized costs for the year ended December 31, 2020 and December 31, 2019 were $3.4 million and $4.6 million, respectively, and are included in Other long-term assets in the Company’s consolidated balance sheet. Amortization expenses for these assets were $2.6 million, $2.9 million and $1.8 million, respectively, during the years ended December 31, 2020, 2019 and 2018 and were included in sales and marketing expense in the Company’s consolidated statement of operations.

Cash Equivalents, and Marketable Investments

The Company invests its cash primarily in money market funds, U.S. Treasury bills and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies, commercial paper, and corporate debt securities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and the Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short term operating expenses.

The Company determines the appropriate classification of its investments in marketable securities at the time of purchase and re-evaluates such designation at each balance sheet date. The Company’s marketable securities are classified and accounted for as available-for-sale securities. Investments with remaining maturities of more than one year are viewed by the Company as available to support current operations and are classified as current assets under the caption marketable investments in the accompanying consolidated balance sheets. Investments in marketable securities are carried at fair value, with the unrealized gains and losses reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of Interest and other income (expense), net.

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

Impairment of Marketable Investments

After determining the fair value of available-for-sales debt instruments, gains or losses on these securities are recorded to other comprehensive income, until either the security is sold, or the Company determines that the decline in value is other-than-temporary. The primary differentiating factors that the Company considers in classifying impairments as either temporary or other-than-temporary impairments are the Company’s intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value or the maturity of the investment, the length of the time and the extent to which the market value of the investment has been less than cost and the financial condition and near-term prospects of the issuer. The Company had no investments as of December 31, 2020. There were no other-than-temporary impairments in the years ended December 31, 2020, 2019 and 2018.

Allowance for Sales Returns and Credit Losses

The allowance for sales returns is based on the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns, current economic trends and changes in customer demand and acceptance of the Company's products.

The allowance for credit losses on trade receivables is based on the credit quality of clients, current economic conditions, the age of the accounts receivable balances, historical loss information, and current conditions and forecasted information. The Company writes off amounts against the allowance when they are deemed uncollectible.

Concentration of Credit Risk and Other Risks and Uncertainties

The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact the Company’s operating results.

The Company is also subject to risks related to changes in the value of the Company’s significant balance of financial instruments. Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with three major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, believes that minimal credit risk exists. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.

The Company invests in debt instruments, including bonds of the U.S. Government, its agencies, and its municipalities. The Company has also invested in other high grade investments such as commercial paper and corporate debt securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity. By policy, the Company restricts its exposure to any single issuer by imposing concentration limits. To minimize the exposure due to adverse shifts in interest rates, the Company maintains investments at an average maturity of generally less than twelve months.

Accounts receivable are recorded net of an allowance for credit losses and are typically unsecured and are derived from revenue earned from worldwide customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers and maintains an allowance for potential credit losses. As of December 31, 2020, and 2019, no customer represented more than 10% of the Company’s net accounts receivable. During the years ended December 31, 2020, 2019, and 2018, domestic revenue accounted for 41%, 58% and 62%, respectively, of total revenue, while international revenue accounted for 59%, 42% and 38%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2020, 2019 and 2018.

Supplier concentration

The Company relies on third parties for the supply of components of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers. The Company relies on one supplier for its Secret and Secret PRO products and one supplier for its skincare products.

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

During the year ended December 31, 2020, the Company wrote-off $0.8 million of inventory on hand related to its Juliet platform due to declining sales. Sales related to Juliet have been declining due to the COVID-19 pandemic and the FDA letter issued on July 30, 2018 expressing concerns regarding “vaginal rejuvenation” procedures using energy-based devices. As of December 31, 2020 and 2019, demonstration inventories, net of accumulated depreciation, included in finished goods inventory was $2.2 million and $4.1 million, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense recognized is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives
Leasehold improvements	Lesser of useful life or term of lease
Equipment leasing	4.5
Office equipment and furniture	3
Machinery and equipment	3

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.

Depreciation expense related to property and equipment for 2020, 2019 and 2018, was $1.4 million, $1.5 million, and $1.2 million, respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense. Amortization expense related to equipment leasing accounted for as sales type is included in cost of revenue and was immaterial as of December 31, 2020.

Capitalized Cloud Computing Set-up Cost

The Company capitalizes certain set-up costs for the Company’s cloud computing arrangements. The capitalized implementation costs are then amortized over the term of the cloud computing arrangement inclusive of expected contract renewals, which are generally three to five years. The Company periodically assesses the capitalized asset for impairment and, when required, will record an associated impairment loss. During the year ended December 31, 2020, the Company recognized in general and administrative expense an impairment loss of $0.8 million for capitalized cloud computing costs related to a cloud-based enterprise resource planning software.

Goodwill and Intangible Assets

Goodwill and intangible assets with indefinite useful lives are not amortized but are tested for impairment at least annually during the fourth quarter of the Company’s fiscal year, or if circumstances indicate their value may no longer be recoverable. Goodwill represents the excess of the purchase price over the fair value of net identifiable assets and liabilities.

The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2020, there has been no impairment of goodwill. All acquired intangible assets have been fully amortized as of December 31, 2020.

Warranty Obligations

The Company offers post-warranty services to its customers through extended service contracts that cover replacement parts and labor for a term of one, two, or three years. For sales to distributors, the Company generally provides a 14 to 16 month warranty for parts only, with labor being provided to the end customer by the distributor.

The Company also offers services on a time-and-materials basis for detachable hand piece replacements, parts, and labor.

Leases

Effective January 1, 2019, the Company adopted ASC 842, which established a right-of-use ("ROU") model requiring lessees to record a right-of-use asset ("ROU asset") and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding ROU asset. Lease liabilities represent the present value of the Company’s future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statement of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statement of operations as lease costs on a straight-line basis over the lease term.

Accounting for Leases as a Lessor

During the second quarter of 2020, the Company began leasing equipment to customers through a membership program where the customer pays a fixed monthly fee over the lease term. Along with the leased equipment, the membership program provides customers with a warranty service and a fixed amount of consumables per month for the term of the lease. The Company has made an accounting policy election to account for qualifying lease components and associated non-lease components as a single component; accordingly, a lease component and an associated warranty service non-lease component are combined and accounted for as an operating lease. The consumables do not qualify for the practical expedient and are accounted for as a separate non-lease component in accordance with Topic 606 on Revenue from Contracts with Customers. The Company allocates the membership program contract consideration to each component proportionately on a relative standalone selling price basis.

The lease agreements are typically for three years; however, the customer has the ability to terminate the lease after twelve months with no penalty. As such, the Company has determined the initial term of the lease to be twelve-months, after which the lease converts to a month-to-month lease for up to an additional two years. Rental charges are a fixed monthly fee, paid at the beginning of each month, over the term of the lease. Except when modified to include a purchase option as discussed below, all leases entered into under the membership program during the year were classified as operating leases.

The initial direct costs related to the Company’s operating leases for equipment rentals include the related commissions paid to employees upon the origination of a lease agreement. These costs are included in Other current assets and prepaid expenses on the consolidated balance sheets and are amortized over the lease term of twelve-months. The amount of initial direct costs and the related amortization recognized during the year ended  December 31, 2020 was immaterial.

During the fourth quarter of 2020, the Company modified certain membership agreements under the program to grant the lessee the exclusive right and option to purchase the leased system from the Company, at any time during the period of 12 months from signing the amended agreement. The option will expire if it remained unexercised by the customer within that time frame. Upon the expiration of the option, the agreement will revert back to the original membership agreement, with no purchase option. For contracts signed under the amended membership agreement, and that met the Company’s credit approval policy, the Company classified the lease agreements as sales-type leases due to the purchase option. Under the sales-type lease, both the consumables and warranty services are accounted for as a separate non-lease component in accordance with Topic 606 on Revenue from Contracts with Customers.

At the commencement of these sales-type leases, the Company recognizes revenue up-front, and amounts due from the customer under the lease contract are recognized as lease receivables on the consolidated balance sheets. Interest income is recognized as net revenue over the term of the lease based on the effective interest method. The Company has elected not to include sales and other taxes collected from the lessee as part of lease revenue.

For these sales-type leases, the Company derecognized the underlying assets under the lease and recorded the net investment in the lease. As the Company determined at the commencement of the sales-type lease that it is reasonably certain the customer will exercise its purchase option, the Company does not expect to derive any additional value from the underlying assets and thus recognizes no unguaranteed residual assets.

In determining the proper classification and treatment of the equipment leases, the Company used significant judgment in forming the following assumptions and estimates: lease term, implicit rate, fair value of equipment at option exercise date, useful life, residual value of the leased equipment, and the likelihood that lessees will exercise the purchase option.

See Note 11 to the consolidated financial statements for more information regarding leasing arrangements.

Cost of Revenue

Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor, stock-based compensation expenses, overhead involved in the Company's internal manufacturing processes, service contracts, technology license amortization and royalties, costs associated with equipment leasing, costs associated with product warranties and any inventory write-downs.

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

Advertising Costs

Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2020, 2019 and 2018 were $1.2 million, $2.8 million and $2.8 million, respectively.

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

Expected Volatility: For the underlying stock price volatility of the Company’s stock, the Company estimates volatility solely based on the Company’s historical volatility of its stock price.

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

c

The fair value of stock options ("options") on the grant date using the closing price of the Company's common shares on the grant date is estimated using the Black-Scholes option-pricing model using the single-option approach. The Black-Scholes option pricing model requires the use of highly subjective and complex assumptions, including the option's expected term and the price volatility of the underlying stock, to determine the fair value of award. The Company recognizes the expense associated with options using a single award approach over the requisite service period. The Company accounts for all stock options awarded to non-employees at the fair value of the award issued on the day of the grant.

The fair value of restricted stock units (“RSUs”) granted are measured on the grant date. The quantity of the RSUs units granted is calculated by dividing a fixed award amount determined by the Board on the grant date by the average closing price of the Company’s common stock over the 50-day period ending on the day of the grant.

The fair value of Performance Stock Units (“PSUs”) that have operational measurement goals are measured on the grant date using the closing price of the Company’s common shares on the grant date. The quantity of the PSUs units granted is calculated by dividing a fixed award amount determined by the Board on the grant date by the average closing price of the Company’s common stock over the 50-day period ending on the day of the grant.

See Note 6 - "Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense" for a detailed discussion of the Company’s stock plans and share-based compensation expense.

Income Taxes

The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the Company’s provision (benefit) for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.

The Company records a provision (benefit) for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of enactment. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the net amount that the Company believes is more likely than not to be realized.

The Company recognizes tax benefits from uncertain tax positions if the Company believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Although the Company believes it has adequately reserved for the Company’s uncertain tax positions (including net interest and penalties), the Company can provide no assurance that the final tax outcome of these matters will not be different. The Company makes adjustments to these reserves in accordance with income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may impact the provision (benefit) for income taxes in the period in which such determination is made. The Company records interest and penalties related to the Company’s uncertain tax positions in the Company’s provision (benefit) for income taxes.

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

Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2020 are considered to be indefinitely reinvested and, accordingly, no provision for state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carry back certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's consolidated financial statements but does not expect the impact to be material.

Computation of Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net income per share is computed by dividing net income by the weighted average number of common shares and the dilutive effect of potential future issuances of common stock from outstanding stock options, RSUs, PSUs and employee stock purchase plan contributions for the period outstanding determined by applying the treasury stock method. Also, the issuance of the Convertible Senior Notes on March 9, 2021 will have a dilutive effect on the diluted net income per share. In accordance with ASC 718, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of in-the-money stock options, RSUs and PSUs. This results in the assumed buyback of additional shares, thereby reducing the dilutive impact of equity awards.

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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The U.S. Dollar is the functional currency of the Company’s subsidiaries and the Company’s reporting currency. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains or losses resulting from foreign currency transactions are included in net income (loss) and are insignificant for each of the three years ended December 31, 2020. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years ended December 31, 2020.

Segments

The Company operates in one segment and reports segment information in accordance with ASC 280, Segment Reporting. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2020 and 2019, 98.0% and 89.3% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the end customer. See Note 10 – "Segment Information and Revenue by Geography and Products" for details relating to revenue by geography.

NOTE 2-INVESTMENT SECURITIES

The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents:
Cash	$47,047	$20,005
Cash equivalents:
Money market funds	—	6,311
Total cash and cash equivalents	47,047	26,316

Marketable securities:
U.S. government notes	—	4,114
Commercial paper	—	3,491
Total marketable securities	—	7,605

Total cash, cash equivalents and marketable securities	$47,047	$33,921

The following tables summarize the components, and the unrealized gains and losses position, related to the Company’s cash, cash equivalents and marketable investments as of December 31, 2020 and 2019 (in thousands):

December 31, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$47,047	$—	$—	$47,047

Total cash, cash equivalents and marketable securities	$47,047	$—	$—	$47,047

December 31, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$26,316	$—	$—	$26,316

Marketable investments
U.S. government notes	4,114	—	—	4,114
Commercial paper	3,491	—	—	3,491
Total marketable securities	7,605	—	—	7,605
Total cash, cash equivalents and marketable securities	$33,921	$—	$—	$33,921

As of December 31, 2019, there were no gross unrealized gains and losses. The Company had no marketable securities as of December 31, 2020.

Fair Value Measurements

As of December 31, 2020, the Company had no financial assets measured and recognized at fair value. As of December 31, 2019, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

December 31, 2019	Level 1	Level 2	Level 3	Total
Cash equivalents:
Money market funds	$6,311	$—	$—	$6,311
Short term marketable investments:
Available-for-sale securities	4,114	3,491	—	7,605
Total assets at fair value	$10,425	$3,491	$—	$13,916

Money market funds are highly liquid investments and are actively traded. The pricing information on these investment instruments is readily available and can be independently validated as of the measurement date. This approach results in the classification of these securities as Level 1 of the fair value hierarchy.

Corporate debt, U.S. government-backed securities and commercial paper are measured at fair value using Level 2 inputs. The Company reviews trading activity and pricing for these investments as of each measurement date. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. The Company had no Level 1 or Level 2 investments as of December 31, 2020. The Company recognizes transfers between levels of the fair value hierarchy as of the end of the reporting period.

NOTE 3—BALANCE SHEET DETAIL

Inventories

Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2020 and 2019, were $3.9 million and $2.5 million, respectively. Inventories, net of these adjustments, consist of the following (in thousands):

	December 31,
	2020	2019
Raw materials	$14,874	$17,935
Work in process	1,030	2,016
Finished goods	12,604	13,970
Total	$28,508	$33,921

Property and Equipment, net

Property and equipment, net, consists of the following (in thousands):

	December 31,
	2020	2019
Leasehold improvements	$1,051	$867
Equipment leasing	186	—
Office equipment and furniture	3,407	3,110
Machinery and equipment	7,683	7,805
	12,327	11,782
Less: Accumulated depreciation	(10,028)	(8,965)
Property and equipment, net	$2,299	$2,817

Included in machinery and equipment are financed vehicles used by the Company’s sales employees. As of December 31, 2020 and 2019, the gross capitalized value of the leased vehicles was $1.6 million and $2.0 million, respectively, and the related accumulated depreciation was $1.2 million and $1.1 million, respectively. Included in Property and equipment as of December 31, 2020 and 2019 is construction in progress of $0.4 million that is yet to be depreciated.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets comprise a patent sublicense acquired from Palomar in 2006, intangible assets and goodwill related to the acquisition of Iridex’s aesthetic business unit, and customer relationships in the Benelux countries acquired from a former distributor in 2013. Goodwill was $1,339 as of December 31, 2020 and 2019 and there were no changes to Goodwill during the years then ended. Intangible assets were fully amortized as of December 31, 2020 and 2019 and there were no additions during the years then ended. As such, the Company did not incur any amortization expense for intangible assets during the years ended December 31, 2020, 2019 and 2018. There were no impairments or additions to goodwill during the years ended December 31, 2020 or 2019.

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Accrued payroll and related expenses	$12,197	$14,341
Sales and marketing accruals	2,352	2,527
Warranty liability	2,908	4,401
Accrued sales tax	5,343	3,922
Other accrued liabilities	8,279	5,116
Total	$31,079	$30,307

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This was related to a voluntary action initiated by the Company to replace a component in one of the Company’s legacy products. The remediation plan consists primarily of replacement of a component in the system. The accrued liability consists of the estimated cost of materials and labor to replace the component in all units that were under the Company's standard warranty or were covered under the existing extended warranty contracts. The Company recorded a liability of approximately $5.0 million in 2018.

As of December 31, 2020 and December 31, 2019, approximately $0.4 million and $0.5 million, respectively, of the total product remediation liability balance was accrued as a component of the Company’s product warranty liability and included in accrued liabilities, and $1.2 million and $2.0 million, respectively, was separately recorded as extended warranty liabilities. In the year ended December 31, 2020, the Company settled $0.6 million related to extended warranty liability and recorded $0.2 million of the reversal of excess reserve during the fourth quarter of 2020 and $0.1 million in product remediation warranty, respectively.

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

After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under standard warranty at the time of sale. Costs in connection with extended service contracts are recognized at the time when costs are incurred. The following table provides the changes in the product standard warranty accrual for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019 (1)
Balance at beginning of year	$4,401	$4,666
Add: Accruals for warranties issued during the period	4,475	7,629
Less: Settlements made during the period	(5,968)	(7,894)
Balance at end of year	$2,908	$4,401

(1)     Presentation of the 2019 warranty liability rollforward table has been changed for consistency. The $4.6 million as of the beginning of 2019 excluded one-time extended service contracts costs of $3.2 million to replace components in one of the Company’s legacy products.

The settlements presented in the table exclude costs related to extended service contracts cost, which were $0.6 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, to replace a component in one of the Company's legacy products.

NOTE 5— DEFERRED REVENUE

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two- or three-year terms. Deferred revenue also includes payments for training and extended marketing support service. Approximately 84% of the Company’s deferred revenue balance of $11.2 million as of December 31, 2020 will be recognized over the next 12 months.

The following table provides changes in the deferred contract revenue balance for the years ended December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Balance at beginning of year	$14,222	$12,566
Add: Payments received	14,131	17,127
Less: Revenue	(6,337)	(6,020)
Less: Revenue included in the beginning balance and recognized as revenue in the current year	(10,779)	(9,451)
Balance at end of year	$11,237	$14,222

Costs for extended service contracts were $8.2 million, $9.3 million and $7.8 million, respectively, for the years ended December 31, 2020, 2019 and 2018.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE

As of December 31, 2020, the Company had one class of issued common stock with a par value of $0.001. Authorized capital stock consists of 55,000,000 shares comprised of two classes: (i) 50,000,000 shares of Common Stock, of which 17,679,232 shares are issued and outstanding as of December 31, 2020, and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which no shares are issued and outstanding.

Issuances of Common Stock

On April 21, 2020, the Company issued and sold an aggregate of 2,742,750 shares of the Company’s common stock, par value $0.001 per share at a price to the public of $10.50 per share. The shares include the full exercise of the underwriter’s option to purchase an additional 357,750 shares of common stock. The Company received net proceeds from the offering of approximately $26.5 million, after deducting underwriting discounts, commissions and offering expenses of $2.3 million.

As of December 31, 2020, the Company had the following stock-based employee compensation plans:

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

In June 2020, stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (the “Prior Plan”) as the Amended and Restated 2019 Equity Incentive Plan (the “Restated Plan”) and approved an additional 600,000 shares, available for future grants. The Restated Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights, performance stock units, performance shares, and other stock or cash awards.

In accordance with the 2019 Restated Plan and 2004 Equity Incentive Plans, prior to 2012, the Company’s non-employee directors were granted $60,000 of grant date fair value, fully vested, stock awards annually on the date of the Company’s Annual Meeting of stockholders. The quantity of units granted is determined by dividing the award amount by the 50-day moving average stock price ending on the day of the award. Following Board of Directors action on October 31, 2017, the Company’s nonemployee directors receive $60,000 of RSUs granted annually that cliff-vest on the one-year anniversary of the grant date. In the years ended December 31, 2020, 2019 and 2018, the Company issued 35,735, 42,236 and 13,392 RSUs, respectively, to its non-employee directors.

In the years ended December 31, 2020, 2019 and 2018, the Company’s Board of Directors granted 650,964, 517,402 and 210,532 RSUs, respectively, to its executive officers, directors and certain members of the Company’s management. 25% of the RSUs granted to the employees vest on each of the first four anniversaries of the vest date subject to the recipients’ continued service. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period. On the vesting date, the Company issues fully paid up common stock, net of stock withheld to settle the recipient’s minimum statutory tax liability.

In the years ended December 31, 2020, 2019 and 2018 the Company’s Board of Directors granted its executive officers and certain senior management employees 98,580, 387,172, and 47,824 of PSUs, respectively. The PSUs vest over 12 or 24 months subject to the recipient’s continued service and the achievement of pre-established performance goals. The PSUs granted in 2020 vest subject to the recipients continued service and the achievement of certain performance goals for the Company’s 2020 fiscal year established by the Board and relating to the achievement of specific operational and regulatory milestones. During the years ended December 31, 2020, 2019 and 2018, 219,549 shares, 23,053 shares 97,418 shares of the PSUs vested, respectively.

During the quarter ended September 30, 2019 the Company's Board awarded its new CEO, David H. Mowry, 67,897 shares, which are scheduled to vest over 4 years from 2019 through 2022 (the 2019 tranche is 15% of the award, or 10,185 PSUs; the 2020 tranche is 25% of the award, or 16,974 PSUs; the 2021 tranche is 30% of the award, or 20,369 PSUs; and the 2022 tranche is 30% of the award, or 20,369 PSUs). These PSUs are subject to certain performance-based criteria related to achieving financial metrics in the Board approved annual budgets for the years 2019 through 2022. As of December 31, 2020, the Company concluded that the 2019 and 2020 tranches met the criteria for measurement and recognition. The 8,657 shares of the 2019 tranche vested during the year ended December 31, 2020. None of the shares for the 2020 tranche vested. The 2021 and 2022 tranches do not meet the criteria for measurement and recognition as of December 31, 2020 and will meet the criteria for measurement and commencement of recognition when the Company’s Board of Directors establishes the financial metrics for each fiscal year.

On August 2, 2020, the Board awarded its new CFO, Rohan Seth, an option grant for 60,000 shares, which vests over 5 years, and a PSU award covering a target of 22,423 shares, which vests over 2.5 years and is subject to performance-based criteria relating to the achievement of certain goals with 40% based on achievement of Finance department goals and 60% based on the Company’s achievement of financial performance goals. The maximum number of Shares that may vest under the award is 150% of the target number of shares of Common Stock subject to the award.

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

On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, or 2004 ESPP, eligible employees are permitted to purchase common stock at a discount through payroll deductions. The 2004 ESPP offering and purchase periods are for approximately six months. The 2004 ESPP has an evergreen provision based on which shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of:

●	600,000 shares;

●	2.0% of the outstanding shares of common stock on such date; or an amount as determined by the Board of Directors.

The Company’s Board of Directors did not increase the shares available for future grant on January 1, 2021, 2020 and 2019. The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of a six-month offering period. In the years ended December 31, 2020, 2019, and 2018, under the 2004 ESPP, the Company issued 56,751, 82,810, and 64,511 shares, respectively. At December 31, 2020, 704,954 shares remained available for future issuance.

Option and Award Activity

Activity under the 2004 Plan and 2019 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions ) (1)
Balances as of December 31, 2017	1,494,866	839,919	$16.46	3.99	$24.4
Options granted	(21,010)	21,010	$50.65
Options exercised	—	(271,902)	$9.99
Options cancelled (expired or forfeited)	81,322	(81,322)	$21.55
Stock awards granted	(562,070)	—	—
Stock awards cancelled (expired or forfeited)	148,197	—	—
Balances as of December 31, 2018	1,141,305	507,705	$20.52	3.52	$2.00
Additional shares reserved(2)	700,000
Options exercised	—	(160,798)	$10.03
Options cancelled (expired or forfeited)	51,208	(51,208)	$24.61
Stock awards granted	(1,538,128)	—	—
Stock awards cancelled (expired or forfeited)	407,320	—	—
Balances as of December 31, 2019	761,705	295,699	$25.52	3.19	$3.04
Additional shares reserved(2)	600,000
Options granted	(71,088)	71,088	$14.85
Options exercised	—	(73,227)	$12.91
Options cancelled (expired or forfeited)	76,553	(76,553)	$36.65
Stock awards granted	(804,949)	—	—
Stock awards cancelled (expired or forfeited)	522,949	—	—
Balances as of December 31, 2020	1,085,170	217,007	$22.35	3.75	$1.47
Exercisable as of December 31, 2020		132,641	$24.60	2.84	$1.47
Vested and expected to vest, net of estimated forfeitures, as of December 31, 2020		212,025	$22.31	3.63	$1,451

(1)	Based on the closing stock price of $24.11 of the Company’s stock on December 31, 2020, $35.81 on December 31, 2019, $17.02 on December 31, 2018 and $45.35 on December 31, 2017.
(2)	Approved by the board of directors and stockholders in 2019 and 2020.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2020. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2020, 2019 and 2018 was $0.4 million, $1.0 million, and $8.3 million, respectively. The options outstanding and exercisable at December 31, 2020 were in the following exercise price ranges:

Exercise Prices			Number Outstanding	Contractual Life (in years)	Number Exercisable
$9.65	-	$10.79	22,319	1.08	22,319
$10.80	-	$14.04	34,459	2.23	34,459
	$14.01		60,000	4.59	—
$15.32	-	$18.55	8,396	2.64	8,271
	$18.93		11,088	9.83	—
	$19.55		10,000	3.32	9,375
	$25.70		11,000	3.59	9,730
	$39.30		45,000	3.83	37,292
	$47.40		7,745	3.96	6,132
	$53.90		7,000	4.20	5,063
$9.65	-	$53.9	217,007	3.75	132,641

Stock Awards (RSU and PSU) Activity Table

Information with respect to RSUs and PSUs activity is as follows (in thousands):

	Number of	Weighted-Average Grant- Date Fair	Aggregate Fair Value(1)		Aggregate Intrinsic Value (2)
	Shares	Value	(in thousands)		(in thousands)
Outstanding at December 31, 2017	510,587	$24.88			$23,155
Granted	265,124	$44.57
Vested (3)	(231,515)	$21.10	$9,483	(4)
Forfeited	(69,905)	$20.01
Outstanding at December 31, 2018	474,291	$38.44			$8,072
Granted	963,814	$18.68
Vested (3)	(172,281)	$33.66	$6,169	(5)
Forfeited	(161,022)	$37.91
Outstanding at December 31, 2019	1,104,802	$22.10			$37,442
Granted	667,694	$20.66
Vested (3)	(684,491)	$17.82	$12,036	(6)
Forfeited	(308,248)	$23.24
Outstanding at December 31, 2020	779,757	$23.96			$18,800

(1)  Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.

(2)  Based on the closing stock price of the Company’s stock of $24.11 on December 31, 2020, $35.81 on December 31, 2019, $17.02 on December 31, 2018, and $45.35 on December 31, 2017.

(3)  The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.

(4)  On the grant date, the fair value for these vested awards was $4.9 million.

(5)  On the grant date, the fair value for these vested awards was $5.9 million.

(6)  On the grant date, the fair value for these vested awards was $12.2 million.

Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2020, 2019 and 2018 was as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock options	$370	$622	$838
RSUs	8,849	4,786	4,648
PSUs	666	3,948	1,105
ESPP	224	476	566
Total stock-based compensation expense	$10,109	$9,832	$7,157

As of December 31, 2020, the unrecognized compensation cost, net of expected forfeitures, was $0.7 million for stock options, which will be recognized over an estimated weighted-average remaining amortization period of 3.9 years. The unrecognized compensation cost, net of expected forfeitures, for stock awards, including performance-based awards, was $12.3 million, which will be recognized over an estimated weighted-average remaining amortization period of 2.3 years. For the ESPP, the unrecognized compensation cost, net of expected forfeitures, was $0.1 million, which will be recognized over an estimated weighted-average amortization period 0.33 years.

The Company issues new shares of common stock upon the exercise of stock options, vesting of RSUs and PSUs, and the issuance of ESPP shares. The amount of cash received through exercise of options and shares purchased through ESPP, net of taxes withheld and paid, in 2020, 2019 and 2018 was $1.6 million, $3.9 million and $1.3 million.

Total stock-based compensation expense recognized during the year ended December 31, 2020, 2019 and 2018 was recorded in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$1,665	$1,572	$743
Sales and marketing	3,385	4,510	2,105
Research and development	1,669	1,536	824
General and administrative	3,390	2,214	3,485
Total stock-based compensation expense	$10,109	$9,832	$7,157

Valuation Assumptions and Fair Value of Stock Options and ESPP Grants

The Company uses the Black-Scholes option pricing model to estimate the fair value of options granted under its equity incentive plans and rights to acquire stock granted under its employee stock purchase plan. The weighted average estimated fair values of the employee stock options and rights granted under the employee stock purchase plan and the weighted average assumptions used to calculate the grant date fair values, are as follows:

	Stock Options			Stock Purchase Plan (ESPP)
	2020	2019	2018	2020	2019	2018

Expected term (in years) (1)	4.84	3.65	3.70	0.50	0.50	0.50
Risk-free interest rate (2)	0.15%	1.64%	2.60%	0.11%	2.49%	2.34%
Volatility(3)	63%	54%	44%	76%	70%	61%
Dividend yield(4)	—%	—%	—%	—%	—%	—%
Weighted average estimated fair value at grant date	$7.63	$14.83	$18.00	$6.13	$9.60	$9.60

(1)

The expected term represents the period during which the Company’s stock-based awards are expected to be outstanding. The estimated term is based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements and expectation of future employee behavior, including post-vesting terminations. The expected term of groups of employees that have similar historical exercise patterns has been considered separately for valuation purposes.

(2)	The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option or ESPP participation right as of the date of grant.
(3)	Estimated volatility is based on historical volatility. The Company estimates volatility based on the Company’s historical volatility of its stock price.
(4)	The Company has not paid dividends since its inception.

The Company periodically estimates forfeiture rates based on its historical experience for separate groups of employees and adjusts the stock-based compensation expense accordingly. The forfeiture rates used in 2020 ranged from 0% to 20.8%.

Stock Awards Withholdings

For Stock Awards granted to employees, the number of shares issued on the date the Stock Awards vest is net of the tax withholding requirements paid on behalf of the employees. In 2020, 2019, and 2018, the Company withheld 193,573, 42,695 and 77,049 shares of common stock, respectively, to satisfy its employees’ tax obligations of $3.4 million, $0.8 million and $3.1 million, respectively. The Company paid this amount in cash to the appropriate taxing authorities. Although shares withheld are not issued, they are treated as common stock repurchases for accounting and disclosure purposes, as they reduce the number of shares that would have been issued upon vesting.

NOTE 7—INCOME TAXES

The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
U.S.	$(25,793)	$(13,037)	$(14,177)
Foreign	2,386	774	662
Loss before income taxes	$(23,407)	$(12,263)	$(13,515)

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$—	$(15)
State	(53)	101	123
Foreign	747	(76)	303
Total Current	694	25	411
Deferred:
Federal	2	2	15,674
State	1	1	1,230
Foreign	(227)	57	(60)
Total Deferred	(224)	60	16,844
Tax provision	$470	$85	$17,255

The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2020	2019
Net operating loss carryforwards	$18,270	$14,507
Stock-based compensation	869	1,111
Other accruals and reserves	3,670	2,202
Credits	12,653	11,887
Accrued warranty	976	924
Depreciation and amortization	2,191	2,354
Other	979	897
Operating Lease Liability	4,311	3,949
Deferred tax asset before valuation allowance	43,919	37,831
Valuation allowance	(38,321)	(32,350)
Deferred tax asset after valuation allowance	5,598	5,481
Deferred contract acquisition costs	(803)	(1,076)
Goodwill	(110)	(97)
Right of Use Asset	(4,042)	(3,885)
Net deferred tax asset	$643	$423

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2020	2019	2018
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax rate	2.77	2.82	(4.95)
Meals and entertainment	(0.65)	(2.83)	(2.66)
Permanent differences	(2.87)	(2.58)	—
Stock-based compensation	(1.07)	3.78	13.66
SAB 118 Change in Estimate	—	—	(2.43)
Foreign rate differential	(1.05)	(0.34)	0.11
Other	0.15	(0.33)	(1.21)
General business credit	2.74	8.14	4.31
Valuation allowance	(25.51)	(38.60)	(155.49)
Change in prior year reserves	0.40	2.53	—
Deferred true-up	2.08	5.71	—
Effective tax rate	(2.01)%	(0.70)%	(127.66)%

As of December 31, 2020, the Company recorded a valuation allowance of $38.3 million for the portion of the deferred tax asset that it does not expect to be realized. The valuation allowance on the Company’s net deferred taxes increased by $6.0 million and $4.5 million during the years ended December 31, 2020 and 2019, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company has $0.6 million of net deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be realized given the expectation of future earnings in these jurisdictions. The Company continues to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations and magnitude of excess tax deductions for stock-based compensation. The Company intends to continue maintaining a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

At December 31, 2020, the Company had approximately $76.6 million and $36.6 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized will generally begin to expire in 2029 through 2039. Approximately $34.9 million of total federal net operating loss carryforwards were generated post December 31, 2017 and have no expiration. At December 31, 2020, the Company had research and development tax credits available to offset federal, California and Massachusetts tax liabilities in the amount of $6.3 million, $7.8 million and $0.2 million, respectively. Federal credits will begin to expire in 2024, California state tax credits have no expiration, and Massachusetts tax credits begin to expire in 2021.

On March 27, 2020, the U.S. federal government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carry back certain Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. Further, in December 2020, the Consolidated Appropriations Act, 2021 was signed into law. It clarified that gross income does not include any amount that would otherwise arise from the forgiveness of a PPP loan. The CARES Act did not have a material impact on the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable.

Federal and state laws can impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that no significant limitation would be placed on the utilization of the Company’s net operating loss and tax credit carryforwards due to prior ownership changes.

No deferred tax liabilities have been recorded relating to the earnings of the Company’s foreign subsidiaries since all such earnings are intended to be indefinitely reinvested. The amount of the unrecognized deferred tax liability associated with these earnings is immaterial.

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

The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. The 2005 through 2020 tax years generally remain subject to examination by U.S. federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, the 2015 through 2020 tax years generally remain subject to examination by their respective tax authorities.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits, excluding related interest and penalties, in December 31, 2018 to December 31, 2020 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$1,426	$1,563	$1,519
Decreases related to prior year tax positions	(32)	(291)	(70)
Increases related to prior year tax positions	—	25	—
Increases related to current year tax positions	470	129	114
Balance at end of year	$1,864	$1,426	$1,563

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. The amount of interest and penalties recognized in income tax expense was immaterial for the years ended December 31, 2020 and December 31, 2019. As of December 31, 2020, the Company had no accrued interest and penalties related to uncertain tax positions.

NOTE 8—NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares outstanding during the period, without consideration for potential dilutive shares of common stock, such as in-the-money equity awards (stock options, RSUs, PSUs and employee stock purchase plan contributions). Shares of common stock subject to repurchase are excluded from the weighted-average shares. Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share since the effects of potentially dilutive securities are antidilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss (in thousands)	$(23,877)	$(12,348)	$(30,770)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic and diluted	16,691	14,096	13,771
Net loss per share:
Net loss per share, basic and diluted	$(1.43)	$(0.88)	$(2.23)

On March 9, 2021, the Company issued and sold $125 million aggregate principal amount of 2.25% Convertible Senior Notes. Such issuance will have the impact on the number of potential common shares outstanding in the future periods. See Note 13 – "Subsequent Events" for detailed discussion.

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the period presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options to purchase common stock	244	417	664
Restricted stock units	724	559	432
Employee stock purchase plan shares	87	111	133
Performance stock units	68	178	43
Total	1,123	1,265	1,272

NOTE 9—DEFINED CONTRIBUTION PLAN

In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2020, 2019 and 2018, the Company made discretionary contributions under the 401(k) Plan of $0.2 million, $0.4 million and $0.4 million, respectively.

For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2020, and the related expense for each of the three years then ended was not significant.

NOTE 10—SEGMENT INFORMATION AND REVENUE BY GEOGRAPHY AND PRODUCTS

Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision makers ("CODM") are its Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), who make decisions on allocating resources and in assessing performance. The CEO and CFO review the Company's consolidated results as one operating segment. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CODM view its operations, manages its business, and uses one measurement of profitability for the one operating segment - which sells aesthetic medical equipment and services, and distributes skincare products, to qualified medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.

The following table presents a summary of revenue by geography for the year ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Revenue mix by geography:
United States	$61,202	$106,243	$101,862
Japan	43,265	24,142	17,819
Asia, excluding Japan	11,900	16,110	15,467
Europe	9,503	10,596	8,875
Rest of the world	21,813	24,621	18,697
Total Consolidated revenue	$147,683	$181,712	$162,720
Revenue mix by product category:
Systems	$90,765	$140,478	$132,595
Consumables	9,287	9,648	4,162
Skincare	25,061	8,512	5,778
Total product revenue	125,113	158,638	142,535
Service	22,570	23,074	20,185
Total Consolidated revenue	$147,683	$181,712	$162,720

NOTE 11– COMMITMENTS AND CONTINGENCIES

LEASES

The Company is a party to certain operating and finance leases for vehicles, office space and storages facilities. The Company’s material operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France, and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.

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

Below is supplemental balance sheet information related to leases (in thousands):

		Year Ended December 31,
		2020	2019
Assets	Classification
Right-of-use assets	Operating lease right-of-use assets	$17,076	$7,702
Finance lease	Property and equipment, net(1)	467	1,008
Total leased assets		$17,543	$8,710

(1) Finance lease assets included in Property and equipment, net (in thousands):

		Year Ended December 31,
		2020	2019
Liabilities	Classification
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,260	$2,800
Operating lease liabilities , non-current	Operating lease liabilities, net of current portion	15,950	5,112
Total operating lease liabilities		$18,210	$7,912

		Year Ended December 31,
	Classification	2020	2019
Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$370	$541
Finance lease liabilities, non-current	Other long-term liabilities	241	578
Total finance lease liabilities		$611	$1,119

Lease costs during the twelve months ended  December 31, 2020 and December 31, 2019 (in thousands):

		Year Ended December 31,
		2020	2019
Finance lease cost	Amortization expense	$431	$704
Finance lease cost	Interest for finance lease	$63	$88
Operating lease cost	Operating lease expense	$3,275	$2,892

Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

		Year Ended December 31,
		2020	2019
Operating cash flow	Finance lease	$63	$88
Financing cash flow	Finance lease	$537	$649
Operating cash flow	Operating lease	$2,139	$2,820

Maturities of lease liabilities

Maturities of operating lease liabilities were as follows as of December 31, 2020 (in thousands):

Amount
2021	$3,062
2022	3,112
2023	3,207
2024	2,884
2025	2,875
Thereafter	6,308
Total lease payments	21,448
Less: imputed interest	(3,238)
Present value of lease liabilities	$18,210

Vehicle Leases

As of December 31, 2020, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Amount
2021	$374
2022	249
2023	12
Total lease payments	635
Less: imputed interest	(24)
Present value of lease liabilities	$611

Weighted-average remaining lease term and discount rate, as of December 31, 2020, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	6.7
Finance leases	2.2
Weighted-average discount rate
Operating leases	4.7%
Finance leases	5.6%

Lessor Information related to the Company’s system leasing

The Company also enters into leasing transactions, in which the Company is the lessor, offered through the Company's membership program. The Company's leases for equipment rentals were all accounted for as operating leases during the second and third quarter of 2020.

During the fourth quarter ended December 31, 2020, certain of the membership program agreements were amended, granting the customers the exclusive right and option to purchase the leased system from the Company, at any time during the period of 12 months from signing the amended agreement. For contracts signed under the amended membership agreement, the Company classified and accounted for the arrangements as sales-type leases as of December 31, 2020, as the Company determined it is reasonably certain that the customer will exercise the purchase option

For the sales-type leases, the net investment of the Company’s lease receivable is measured at the commencement date and is included in the consolidated balance sheets as a component of Other current assets and prepaid expenses. The following table, which reflects management’s assumption that lessees will exercise the purchase option, summarizes the amount of sales-type lease income included in product revenue in the accompanying consolidated statements of operations for the year ended  December 31, 2020 (in thousands):

Year Ended December 31, 2020
Gross future lease payments from Customers	$790
Less: Present value of lease receipts and purchase option price(1)	683
Difference between undiscounted cash flows and discounted cash flows	$107

(1) Present value of lease receipts and purchase option price was included in Product revenue in the Company's Consolidated Statement of Operations in the year ended December 31, 2020.

The revenue related to non-lease components, which comprise service contracts and consumables, are deferred and recognized either over time or at the point of delivery. The non-lease component revenue amount as of December 31, 2020 was immaterial.

Equipment lease revenue for operating lease agreements is recognized over the life of the lease. The following table summarizes the amount of operating lease income included in product revenue in the accompanying consolidated statements of operations for the year ended  December 31, 2020 (in thousands):

Year Ended December 31, 2020
Operating lease income from equipment rentals	$367

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

In November 2019, the Company’s former Executive Vice President and CFO Sandra A. Gardiner announced her resignation from the Company. On November 7, 2019, Ms. Gardiner filed an arbitration demand against the Company in connection with the terms of her employment and resignation. The Company settled this matter with Ms. Gardiner during the second quarter of 2020 with a cash payment of $0.4 million and issuance of 15,408 shares of common stock.

As of December 31, 2020 and 2019, the Company had accrued $0.4 million and Nil, respectively related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

NOTE 12—DEBT

Loan and Security Agreement

On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Wells Fargo Revolving Line of Credit”) in the original principal amount of $25 million.

On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. The SVB Revolving Line of Credit matures on July 9, 2024.

Covenants

In order to draw on the full amount of the SVB Revolving Line of Credit, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan and Security Agreement with Silicon Valley Bank are secured by substantially all of the assets of the Company. Interest on principal amount outstanding under the revolving line shall accrue at a floating per annum rate equal to the greater of either 1.75% above the Prime Rate or five percent (5.0%). The Company paid a non-refundable revolving line commitment fee of $0.3 million, on the effective date of the Loan and Security Agreement with Silicon Valley Bank of July 9, 2020, and the Company is required to pay an anniversary fee of $0.3 million on each twelve month anniversary of the effective date of the Loan and Security Agreement.

The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants, including maintaining a minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis. This minimum revenue requirement is performed quarterly and subject to renegotiation at the beginning of each fiscal year.

As of December 31, 2020, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.

The Paycheck Protection Program (PPP) Loan

On April 22, 2020, the Company received loan proceeds of $7.1 million pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”). The loan, which is in the form of a promissory note dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, matures on April 21, 2022 and bears interest at a fixed rate of 1.00% per annum, payable monthly commencing September 2021. There is no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the loan proceeds are used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities. No assurance is provided that the Company will obtain forgiveness of the loan in whole or in part. With respect to any portion of the loan that is not forgiven, the loan will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults and breaches of the provisions of the loan.

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business. On April 28, 2020, in press conference remarks, the Secretary of the U.S. Department of the Treasury stated that the SBA intends to perform a review of PPP loans over $2.0 million. The required certification made by the Company is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances the Company satisfied all eligible requirements for the PPP loan, it is later determined the Company was ineligible to apply for and receive the PPP loan, the Company may be required to repay the PPP loan in its entirety and the Company could be subject to additional penalties. The company is in the process of applying for forgiveness of the PPP Loan, as of December 31, 2020. However, the Company can provide no assurance that the loan will be forgiven.

The PPP loan will be derecognized upon repayment of the loan in accordance with its terms and/or upon confirmation of forgiveness from the SBA.

NOTE 13—SUBSEQUENT EVENTS

The Company evaluates events or transactions that occur after the balance sheet date through to the date which the financial statements are issued, for potential recognition or disclosure in its consolidated financial statements in accordance with Subsequent Events.

On March 9, 2021, the Company offered $125 million aggregate principal amount of 2.25% convertible senior notes due 2026 (the “notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). Cutera also granted the initial purchasers of the notes an option to purchase up to an additional $13.25 million aggregate principal amount of the notes on the same terms and conditions. The Initial Purchasers exercised their option in full on March 5, 2021, bringing the total aggregate principal amount of the Notes to $138.25 million.

The Company entered into capped call transactions, in connection with the offering, with one or more of the initial purchasers and/or their respective affiliates and/or other financial institutions (the “option counterparties”). The capped call transactions are expected generally to reduce potential dilution to Cutera’s common stock upon any conversion of notes, with such reduction subject to a cap. If the initial purchasers exercise their option to purchase additional notes, the Company expects to enter into additional capped call transactions with the option counterparties.

The net proceeds from the offering, before deducting purchasers’ discounts and offering expenses were approximately $134.1 million. The Company used $16.1 million of the net proceeds to pay the cost of the capped call transactions described above and the remainder of the net proceeds for general corporate purposes, which may include working capital, capital expenditures and potential acquisitions and strategic transactions.

In connection with the offering, the Company entered into Amendment No. 1 to Loan and Security Agreement on March 4, 2021, which amends the Company’s Loan and Security Agreement, dated as of July 9, 2020 between the Company, as borrower, and Silicon Valley Bank. The Amendment amends the Loan and Security Agreement to (i) permit the Company to issue the Notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.

The Company has become aware that InMode Ltd. has filed a complaint with the United States International Trade Commission alleging that Ilooda, Co., Ltd’s Secret RF fractional radiofrequency microneedling system, distributed in the United States by the Company, infringes U.S. Patent No. 10,799,285 ("285 patent"). The complaint has not been served on the Company. The Company intends to vigorously defend against this lawsuit and, based on a preliminary investigation, believes that the Company has strong defenses and that this patent is likely invalid in view of prior art. Based on the current information available to the Company, it believes that any possible loss will not be material. If, following a successful third-party action for infringement, the Company cannot obtain a license for the Company’s products, it may have to stop selling the applicable products.

SUPPLEMENTARY FINANCIAL DATA (UNAUDITED)

(In thousands, except per share amounts)

Quarter ended:	Dec. 31, 2020	Sept. 30, 2020	June 30, 2020	March 31, 2020	Dec. 31, 2019	Sept. 30, 2019	June 30, 2019	March 31, 2019
Net revenue	$49,943	$39,132	$26,369	$32,239	$51,795	$46,117	$47,774	$36,026
Cost of revenue	21,877	17,386	14,745	17,903	23,005	19,884	21,943	18,717
Gross profit	28,066	21,746	11,624	14,336	28,790	26,233	25,831	17,309
Operating expenses:
Sales and marketing	14,656	12,286	11,035	14,789	20,323	17,691	16,992	16,104
Research and development	4,029	3,432	2,991	3,870	4,463	3,643	3,273	3,706
General and administrative	7,938	7,239	8,529	7,806	5,933	7,308	5,267	5,525
Total operating expenses	26,623	22,957	22,555	26,465	30,719	28,642	25,532	25,335
Income (loss) from operations	1,443	(1,211)	(10,931)	(12,129)	(1,929)	(2,409)	299	(8,026)
Interest and other income (expense), net	7	(382)	3	(207)	(20)	(146)	46	(79)
Income (loss) before income taxes	1,450	(1,593)	(10,928)	(12,336)	(1,949)	(2,555)	345	(8,105)
Income tax provision (benefit)	(738)	664	466	78	139	73	(243)	115
Net income (loss)	$2,188	$(2,257)	$(11,394)	$(12,414)	$(2,088)	$(2,628)	$588	$(8,220)
Net income (loss) per share-basic	$0.12	$(0.13)	$(0.67)	$(0.86)	$(0.15)	$(0.19)	$0.04	$(0.59)
Net income (loss) per share- diluted	$0.12	$(0.13)	$(0.67)	$(0.86)	$(0.15)	$(0.19)	$0.04	$(0.59
Weighted average number of shares used in per share calculations:
Basic	17,653	17,603	17,055	14,433	14,261	14,182	14,086	14,017
Diluted	17,840	17,603	17,055	14,433	14,261	14,182	14,356	14,017

SCHEDULE II CUTERA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

For the Years Ended December 31, 2020, 2019 and 2018

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2020	$32,350	$7,986	$2,015	$38,321
Year ended December 31, 2019	$27,865	$7,396	$2,911	$32,350
Year ended December 31, 2018	$7,242	$22,770	$2,147	$27,865

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for credit losses, accounts receivable
Year ended December 31, 2020	$1,354	$2,144	$1,900	$1,598
Year ended December 31, 2019	$1,257	$1,361	$1,264	$1,354
Year ended December 31, 2018	$9	$1,880	$632	$1,257

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of Consolidated Financial Statements for external purposes in accordance with U.S. GAAP.

Management, including Company’s CEO and CFO, assessed the Company’s internal control over financial reporting as of December 31, 2020. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment.

Based on this assessment, management has concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of Consolidated Financial Statements for external reporting purposes in accordance with U.S. GAAP.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.        OTHER INFORMATION

None

PART III

Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s next Annual Meeting of Stockholders (the “Proxy Statement”), which the Company intends to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2020.

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is set forth under the following captions in the Company’s Proxy Statement, all of which is incorporated herein by reference: “Proposal No. 1 – Election of Class I Directors”, “Board and Committee Information”, “Executive Officers” and “Additional Information – Stockholder Proposals to be Presented at Next Annual Meeting.”

ITEM 11.        EXECUTIVE COMPENSATION

The information required by this item set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Executive Compensation.”

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The information required by this item is set forth under the following captions in the Proxy Statement, all of which is incorporated herein by reference: “Certain Relationships and Related-Party Transactions.”

ITEM 14.         PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is set forth under the following captions in the Proxy Statement, which is incorporated by reference herein by reference: “Proposal No. 2, Ratification of Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed in Part II of the Annual Report on the Original 10-K:

1. Financial Statements: Financial Statements: See "Index to Consolidated Financial Statements" within the Consolidated Financial Statements.

2. Financial Statement Schedules: Financial Statement Schedules; not applicable or the required information is otherwise included in the Consolidated Financial Statements and accompanying notes.

3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K. The following is a list of such Exhibits:

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

10.9

First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2010 and incorporated herein by reference)

10.10*

Change of Control and Severance Agreement between Kevin P. Connors and the Registrant (filed as Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.11*

Change of Control and Severance Agreement between Ronald J. Santilli and the Registrant (filed as Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.12*	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.13*

Change of Control and Severance Agreement between James Reinstein and the Registrant (filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 11, 2017 and incorporated herein by reference)

10.14

Lease Termination Agreement dated July  6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.15

Second Amendment to Lease dated July  6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.16

Transition Agreement dated July  12, 2017 by and between the Company and Ronald J. Santilli (filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.17*

Chief Financial Officer Consulting Agreement dated July  12, 2017 by and between the Company and Sandra A. Gardiner (filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

10.18

Loan and Security Agreement dated May  30, 2018 by and between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2018 and incorporated herein by reference).

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

Exhibit No.	Description

23.1+	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan
+	Filed herewith

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the 23rd day of March, 2021.

CUTERA, INC.

By:	/s/ DAVID H. MOWRY
David H. Mowry
Chief Executive Officer

Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David H. Mowry, and Rohan Seth, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID H. MOWRY	Chief Executive Officer and Director (Principal Executive Officer)	March 23, 2021
David H. Mowry

/s/ ROHAN SETH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2021
Rohan Seth

/s/ J. DANIEL PLANTS	Chairman of the Board of Directors	March 23, 2021
J. Daniel Plants

/s/ GREGORY A. BARRETT	Director	March 23,2021
Gregory A. Barrett

/s/ JOSEPH E. WHITTERS	Director	March 23, 2021
Joseph E. Whitters

/s/ TIM O’SHEA	Director	March 23, 2021
Tim O’Shea

/s/ KATHERINE S. ZANOTTI	Director	March 23, 2021
Katherine S. Zanotti