Form 10-Q
period 2021-03-31
CUTERA INC
filed 2021-05-10
CIK 1162461

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s common stock issued and outstanding as of April 30, 2021, was 17,803,274.

CUTERA, INC.

FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, Cutera®,AccuTip®, CoolGlide®, CoolGlide excel®, enlighten®, excel HR®, excel V®, excel V+®, LimeLight®, MyQ®, Pearl®, PicoGenesis™,ProWave®, Solera®, Titan®, truSculpt®, truSculpt® flex, Secret PRO®, Secret RF® and xeo®.

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

CUTERA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$164,932	$47,047
Accounts receivable, net of allowance for credit losses of $1,611 and $1,598, respectively	24,151	21,962
Inventories	34,578	28,508
Other current assets and prepaid expenses	10,339	8,779
Total current assets	234,000	106,296

Property and equipment, net	2,373	2,299
Deferred tax asset	598	643
Operating lease-right-of-use assets	16,570	17,076
Goodwill	1,339	1,339
Other long-term assets	4,853	5,080
Total assets	$259,733	$132,733

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,031	$6,684
Accrued liabilities	41,329	31,079
Operating lease liabilities	2,351	2,260
PPP loan payable	6,352	3,630
Extended warranty liability	1,039	1,216
Deferred revenue	10,019	9,489
Total current liabilities	66,121	54,358

Deferred revenue, net of current portion	1,718	1,748
Operating lease liabilities, net of current portion	15,394	15,950
PPP loan payable, net of current portion	851	3,555
Convertible notes, net of unamortized debt issuance costs of $4,665	133,585	—
Other long-term liabilities	434	242
Total liabilities	218,103	75,853

Commitments and Contingencies (Notes 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 17,801,926 and 17,679,232 shares at March 31, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	102,206	117,097
Accumulated deficit	(60,594)	(60,235)
Total stockholders’ equity	41,630	56,880
Total liabilities and stockholders’ equity	$259,733	$132,733

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net revenue:
Products	$43,551	$26,391
Service	6,117	5,848
Total net revenue	49,668	32,239
Cost of revenue:
Products	18,331	14,103
Service	3,627	3,800
Total cost of revenue	21,958	17,903
Gross profit	27,710	14,336

Operating expenses:
Sales and marketing	15,068	14,789
Research and development	4,112	3,870
General and administrative	7,365	7,806
Total operating expenses	26,545	26,465
Income (loss) from operations	1,165	(12,129)
Interest and other expense, net:
Amortization of debt issuance costs	(52)	—
Interest on Convertible notes	(191)	—
Other expense, net	(1,023)	(207)
Total interest and other expense, net	(1,266)	(207)
Loss before income taxes	(101)	(12,336)
Income tax expense	258	78
Net loss	$(359)	$(12,414)

Net loss per share:
Basic and Diluted	$(0.02)	$(0.86)

Weighted-average number of shares used in per share calculations:
Basic and Diluted	17,768	14,433

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(359)	$(12,414)
Other comprehensive loss:
Available-for-sale investments
Reclassification adjustment for losses on investments recognized during the period	-	61
Net change in unrealized loss on available-for-sale investments	-	61
Other comprehensive gain, net of tax	-	61
Comprehensive loss	$(359)	$(12,353)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

Three Months Ended March 31, 2021 and 2020

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$-	$56, 880
Exercise of stock options	24,090	-	396	-	-	396
Purchase of capped call	-	-	(16,134)	-	-	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	98,604	-	(999)	-	-	(999)
Stock-based compensation expense	-	-	1,846	-	-	1,846
Net loss	-	-	-	(359)	-	(359)
Balance at March 31, 2021	17,801,926	$18	$102,206	$(60,594)	$-	$41,630

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Income (loss)	Equity

Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Exercise of stock options	22,291		200	-	-	200
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	240,269	1	(2,234)	-	-	(2,233)
Stock-based compensation expense	-	-	1,980	-	-	1,980
Net loss	-	-	-	(12,414)	-	(12,414)
Net change in unrealized loss on available-for-sale investments	-	-	-	-	61	61
Balance at March 31, 2020	14,578,146	$15	$82,292	$(48,772)	$1	$33,536

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(359)	$(12,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,846	1,980
Depreciation and amortization	361	360
Amortization of contract acquisition costs	545	717
Amortization of debt issuance costs	52	-
Impairment of capitalized cloud computing costs	182	-
Change in deferred tax asset	45	15
Provision for credit losses	218	590
Gain on sale of property and equipment	(59)	-
Change in right-of-use asset	604	645
Other	-	35
Changes in assets and liabilities:
Accounts receivable	(2,407)	5,306
Inventories	(6,021)	(3,020)
Other current assets and prepaid expenses	(1,560)	807
Other long-term assets	(500)	(207)
Accounts payable	(1,653)	1,919
Accrued liabilities	10,199	(6,567)
Extended warranty liabilities	(177)	(234)
Operating lease liabilities	(563)	(645)
Deferred revenue	500	(1,253)
Net cash provided by (used in) operating activities	1,253	(11,966)

Cash flows from investing activities:
Acquisition of property, equipment, and software	(101)	(230)
Proceeds from disposal of property and equipment	52	-
Proceeds from maturities of marketable investments	-	6,800
Purchase of marketable investments	-	(3,930)
Net cash provided by (used in) investing activities	(49)	2,640

Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	396	201
Purchase of capped call	(16,134)	-
Proceeds from issuance of Convertible notes	138,250	-
Payment of issuance costs of Convertible notes	(4,717)	-
Taxes paid related to net share settlement of equity awards	(999)	(2,234)
Payments on finance lease obligations	(115)	(183)
Net cash provided by (used in) financing activities	116,681	(2,216)

Net increase (decrease) in cash and cash equivalents	117,885	(11,542)
Cash and cash equivalents at beginning of period	47,047	26,316
Cash and cash equivalents at end of period	$164,932	$14,774

Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$25	$-
Assets acquired under operating lease	$123	$-
Debt issuance costs accrued	$452	$-
Supplemental disclosure of cash flow information:
Income tax paid	$458	$75

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

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak has negatively affected the United States and global economies. The spread of the coronavirus, which caused a broad impact in 2020 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s revenues and profits have improved compared to the first, second, and third quarters of fiscal 2020, which were hard hit during the pandemic, and the overall economic outlook due to the COVID-19 pandemic improves in 2021, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity such as the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition. The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges other than an impairment loss of $0.2 million on capitalized implementation costs of cloud-based customer relationship management (“CRM”) software during the three months ended March 31, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

The Company has experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc. (“ZO”), which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales might have been the result of changes in customers’ spending habits to purchase more aesthetic treatments which could be applied at home due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements due to the COVID-19 pandemic. Future growth in sales of skincare products depends on the customers’ spending habits, which may revert to original spending habits after the COVID-19 pandemic. Such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.

Unaudited Interim Financial Information

In the opinion of the Company, the accompanying unaudited Condensed consolidated financial statements included in this report reflect all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of its Condensed consolidated statements of financial position as of March 31, 2021 and 2020, and its Condensed consolidated statements of results of operations, comprehensive loss, changes in equity, and cash flows for the three months ended March 31, 2021, and 2020. The December 31, 2020 Condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with current year presentation. The accompanying Condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021.

Accounting Policies

These unaudited Condensed consolidated financial statements are prepared in accordance with the rules and regulations of the SEC applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These Condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in its annual report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021.

The Company uses the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the notes to Condensed consolidated financial statements refer to the Company’s continuing operations. Note 13 provides information about the Company’s adoption of the new accounting standard for debt with conversion and other options which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.

The Company issued $138.3 million of convertible senior notes ("Notes" or "Convertible notes") in a private placement offering on March 5, 2021. The Convertible notes bear interest at a rate of 2.25% per year. In accordance with ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40),” the Company recorded the Convertible notes in long-term debt with no separation between the Convertible notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Convertible notes early, which will result in a change in the classification of the Convertible notes to current liabilities.

The costs associated with issuance of the Convertible notes, including underwriters’ fees are presented in the Condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible notes. The debt issuance costs are amortized over the life of the Convertible notes as additional non-cash interest expense.

In connection with issuance of the Convertible notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion of the Notes. The capped calls were purchased for $16.1 million and recorded as a reduction to additional paid in capital in the Condensed consolidated balance sheet as of March 31, 2021.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes,” to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this guidance in the three months ended March 31, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.

In August 2020, the FASB issued ASU No. 2020-06, "Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815)." This amendment simplifies the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings per share. The Company early adopted the guidance on a prospective basis effective January 1, 2021. See Note 13 – Debt.

Note 2. Cash, Cash Equivalents

The following table summarizes the Company's cash and cash equivalents (in thousands):

(Dollars in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$164,932	$47,047

The Company has no marketable securities as of March 31, 2021 and December 31, 2020.

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

See Note 13 for the carrying amount and estimated fair value of the Company’s Convertible notes due 2026.

Note 4. Balance Sheet Details

Inventories

As of March 31, 2021 and December 31, 2020, inventories consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Raw materials	$15,335	$14,874
Work in process	1,359	1,030
Finished goods	17,884	12,604
Total	$34,578	$28,508

Accrued Liabilities

As of March 31, 2021 and December 31, 2020, accrued liabilities consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued payroll and related expenses	$12,558	$12,197
Sales and marketing accruals	3,134	2,352
Accrued inventory in transit	7,501	2,476
Product warranty	3,351	2,908
Accrued sales tax	6,935	5,343
Other accrued liabilities	7,850	5,803
Total	$41,329	$31,079

Product Remediation Liability

During the fourth quarter of 2018, the Company recognized a liability for a product remediation plan related to one of its legacy systems. This was related to a voluntary action initiated by the Company to replace a component in one of the Company’s legacy products. The remediation plan consists primarily of replacement of a component in the system. The accrued liability consisted of the estimated cost of materials and labor to replace the component in all units that were under the Company's standard warranty or were covered under the existing extended warranty contracts. The Company recorded a liability of approximately $5.0 million in 2018.

As of March 31, 2021 and December 31 2020, approximately $0.4 million of the total product remediation liability balance was recorded as a component of the Company’s product warranty and included in accrued liabilities, and $1.0 million and $1.2 million, respectively, was separately recorded as extended warranty liability. Total costs incurred related to product warranty and extended warranty liability during the three months ended March 31, 2021 were $0 and $0.2 million, respectively. Total costs incurred related to product warranty and extended warranty liability during the three months ended March 31, 2020 were Nil and $0.2 million, respectively.

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

The following table provides the changes in the product warranty accrual for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020 (1)
Beginning Balance	$2,908	$4,401
Add: Accruals for warranties issued during the period	1,525	860
Less: Settlements made during the period	(1,082)	(1,863)
Ending Balance	$3,351	$3,398
(1)

The ending product warranty accrual balance excludes $1.0 million and $1.8 million as of March 31, 2021 and 2020, respectively, related to one-time extended service contracts costs to replace components in one of the Company’s legacy products.

The $1.1 million and $1.9 million of settlements made in the three months ended March 31, 2021 and 2020, respectively, exclude costs related to extended service contract cost of $0.2 million in each of the respective periods to replace a component in one of the Company's legacy products.

Note 6. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one-, two- or three-year terms. Deferred revenue also includes payments for training and extended marketing support service. Approximately 85% of the Company’s deferred revenue balance of $11.7 million as of March 31, 2021 will be recognized over the next 12 months.

The following table provides changes in the deferred revenue balance for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Balance at beginning of quarter	$11,237	$14,222
Add: Payments received	4,929	3,571
Less: Revenue	(445)	(592)
Less: Revenue included in the beginning balance and recognized as revenue in the current quarter	(3,984)	(4,232)
Balance at end of quarter	$11,737	$12,969

Costs for extended service contracts were $2.0 million and $2.2 million for the three months ended March 31, 2021 and 2020, respectively.

Note 7. Revenue

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 12% and 18% respectively, of the Company’s total revenue for the three months ended March 31, 2021 and 2020.

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

Consumables and other accessories

The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement hand pieces, Titan and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, Juliet, and Secret RF, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Juliet and Secret RF products' single use disposable tips must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.

Equipment leasing

The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue. The Company recognizes lease income over the term of the lease if the lease is classified as an operating lease. For agreements that grant customers the right to purchase the leased system, the Company typically classifies the lease as a sales-type lease as the Company has determined it is reasonably certain that the customer will exercise the purchase option. On the commencement of sales-type leases, the Company recognizes revenue upfront in product revenue and the corresponding receivables recorded in other current assets and prepaid expenses on the Condensed consolidated balance sheets (See Note 11). There was no revenue recognized for sales-type leases for the three months ended March 31, 2021. Revenue from equipment leases, which was accounted for as operating leases, was not material for the three months ended  March 31, 2021.

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

The Company classifies as product revenue the sales of systems, system upgrades, hand pieces, hand piece refills (applicable to Titan® and truSculpt), equipment leasing and the distribution of third-party manufactured skincare products.

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

Loyalty Program

The Company has a customer loyalty program for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction. of net revenue at the time the reward is earned. As of March 31, 2021 and December 31, 2020, the liability for the loyalty program included in accrued liabilities was $0.4 million and $0.3 million, respectively.

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

Total capitalized costs as of March 31, 2021 and December 31, 2020 were $3.4 million, respectively, and are included in other long-term assets in the Company’s Condensed consolidated balance sheet. Amortization expense for these assets was $0.5 million and $0.7 million, respectively, during the three months ended March 31, 2021 and 2020 and is included in Sales and marketing expense in the Company’s Condensed consolidated statement of operations.

Note 8. Stockholders’ Equity and Stock-based Compensation Expense

The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In June 2019, stockholders approved an amendment and restatement of the Amended and Restated 2004 Equity Incentive Plan as the 2019 Equity Incentive Plan (the “2019 Plan”) and approved an additional 700,000 shares, available for future grants (in addition to the 9,701,192 shares provided under the Prior Plan). In June 2020, stockholders approved additional 600,000 shares for future grants. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares, and other stock or cash awards.

The Company’s Board of Directors granted its executive officers and senior management 88,588 performance stock units (“PSUs”) during the three months ended March 31, 2021. The PSUs granted in the three months ended March 31, 2021 vest subject to the recipients continued service and to the Company’s achievement of certain operational goals for the Company’s 2021 fiscal year related to product milestones, sales and commercial structure improvement and certain cost reduction targets.

The Company’s Board of Directors also granted its executive officers and senior management 56,597 RSUs and 68,673 non-qualified stock options (“NQs”) during the three months ended March 31, 2021. The RSUs and NQs vest over four years with one-fourth vesting on the first anniversary of the vesting commencement date of January 1, 2021 and 1/36 of the underlying shares vest each month thereafter.

During the quarter ended  September 30, 2019 the Company's Board awarded its new CEO, David H. Mowry, 67,897 shares, which are scheduled to vest over 4 years from 2019 through 2022 (the 2019 tranche is 15% of the award, or 10,185 PSUs; the 2020 tranche is 25% of the award, or 16,974 PSUs; the 2021 tranche is 30% of the award, or 20,369 PSUs; 2020 tranche is 30% of the award, or 20,369 PSUs). These PSUs are subject to certain performance-based criteria related to achieving financial metrics in the Board approved annual budgets for the years 2019 through 2022. As of  March 31, 2021, the Company concluded that the 2019, 2020 and 2021 tranches met the criteria for measurement and recognition. 8,657 shares of the 2019 tranche vested during the three months ended March 31, 2020. None of the shares for the 2020 tranche vested. The 2022 tranches do not meet the criteria for measurement and recognition as of  March 31, 2020 and will meet the criteria for measurement and commencement of recognition when the Company’s Board of Directors establishes the financial metrics for 2022. On April 28, 2021, notwithstanding the prior sentence, the Company’s Board of Directors approved the vesting of Mr. Mowry’s 2020 tranche. Upon the approval, 16,974 shares vested. The Company will account for it as a modification of the performance award in the second quarter ending June 30, 2021.

On  August 2, 2020, the Board awarded its new CFO, Rohan Seth, an option grant for 60,000 shares, which vests over 5 years, and a PSU award covering a target of 22,423 shares, which vests over 2.5 years and is subject to performance-based criteria relating to the achievement of certain goals with 40% based on achievement of Finance department goals and 60% based on the Company’s achievement of financial performance goals. All of the Finance department goals were met and 8,971 shares, or 40%, of the award vested and was released upon the Board’s approval on April 28, 2021.

Under the 2019 Plan, the Company issued 122,694 shares of common stock during the three months ended March 31, 2021, in conjunction with stock options exercised and the vesting of RSUs and PSUs, net of shares withheld for employee taxes.

As of March 31, 2021, the unrecognized compensation cost, net of expected forfeitures, was $1.6 million for stock options, which will be recognized over an estimated weighted-average remaining amortization period of 3.9 years. The unrecognized compensation cost, net of expected forfeitures, for stock awards, including performance-based awards, was $13.9 million, which will be recognized over an estimated weighted-average remaining amortization period of 2.1 years. The actual expense recorded in the future may be higher or lower based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.

Activity under the 2019 Plans are summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price
Balance, December 31, 2020	1,085,170	217,007	$22.35
Stock awards granted	(234,227)	68,673	32.87
Options exercised	-	(24,090)	16.41
Options canceled	2,500	(2,500)	39.30
Stock awards canceled	58,232	-	-
Balance, March 31, 2021	911,675	259,090	$25.53

Stock-based Compensation Expense

Stock-based compensation expense by department recognized during the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$144	$290
Sales and marketing	721	719
Research and development	301	321
General and administrative	680	650
Total stock-based compensation expense	$1,846	$1,980

Note 9. Net Loss Per Share

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method. Dilutive potential common shares include outstanding stock options, stock awards, shared performance stock awards, and conversion shares under the Convertible notes.

As of March 31, 2021, the Company’s Convertible notes were convertible into 4,167,232 shares of common stock. The Company receives shares or cash, at its option, under the capped call transactions which will always be anti-dilutive to EPS. For the three months ended March 31, 2021 and 2020, basic loss per common share and diluted loss per common share are the same as inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Numerator:
Net loss	$(359)	$(12,414)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	17,768	14,433
Dilutive effect of incremental shares and share equivalents	-	-
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	17,768	14,433
Net loss per share:
Net loss per share, basic and diluted	$(0.02)	$(0.86)

The following numbers of shares outstanding, prior to the application of the treasury stock method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Convertible notes(1)(2)	4,167	-
Options to purchase common stock	245	276
Restricted stock units	585	669
Performance stock units	92	216
Employee stock purchase plan shares	30	71
Total	5,119	1,232
(1)	Anti-dilutive convertible notes were calculated under the if-converted method for the three months ended March 31, 2021.
(2)

The Company entered into capped call transactions with certain financial institutions, which are generally designated to reduce common stock dilution upon conversion of the Convertible notes. The capped call transactions are excluded from the computation of diluted net loss per common share as their effect would be anti-dilutive.

Note 10. Income Taxes

For the three months ended March 31, 2021, the Company's income tax expense was $258,000, compared to the tax expense of $78,000 for the three months ended March 31, 2020.

The Company's income tax expense for the three months ended March 31, 2021 is due primarily to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.

Note 11. Leases

The Company is a party to certain operating and finance leases for vehicles, office space and storages facilities. The Company’s operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles. The Company’s leases generally have remaining terms of 1 to 10 years, some of which include options to renew the leases for up to 5 years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.

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

The Company recognizes expense for these leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use (“ROU”) asset related to the lease. These are amortized through the ROU asset as reductions of expense over the lease term.

Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	March 31, 2021	December 31, 2020
Assets
Right-of-use assets	Operating lease assets	$16,570	$17,076
Finance lease	Property and equipment, net (1)	418	467
Total leased assets		$16,988	$17,543

(1) Finance lease assets included in Property and equipment, net in the Condensed consolidated balance sheets.

Liabilities		March 31, 2021	December 31, 2020
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,351	$2,260
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	15,394	15,950
Total Operating lease liabilities		$17,745	$18,210

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities (1)	$418	$370
Finance lease liabilities, non-current	Other long-term liabilities	434	241
Total Finance lease liabilities		$852	$611

(1) Finance lease liabilities included in accrued liabilities in the Condensed consolidated balance sheets.

Lease costs during the three months ended  March 31, 2021 and 2020 (in thousands):

		Three Months Ended March 31,
Lease costs		2021	2020
Finance lease cost	Amortization expense	$127	$149
Finance lease cost	Interest for finance lease	$14	$19
Operating lease cost	Operating lease expense	$878	$728

Cash paid for amounts included in the measurement of lease liabilities during the three months ended  March 31, 2021 and 2020 was as follows (in thousands):

		Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities		2021	2020
Operating cash flow	Finance lease	$14	$19
Financing cash flow	Finance lease	$115	$120
Operating cash flow	Operating lease	$772	$727

Facility leases

Maturities of facility leases were as follows as of March 31, 2021 (in thousands):

As of March 31, 2021	Amount
Remainder of 2021	$2,327
2022	3,152
2023	3,189
2024	2,879
2025	2,875
2026 and thereafter	6,308
Total lease payments	20,730
Less: imputed interest	2,985
Present value of lease liabilities	$17,745

Vehicle Leases

As of March 31, 2021, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of March 31, 2021	Amount
Remainder of 2021	$342
2022	377
2023	141
Total lease payments	860
Less: imputed interest	8
Present value of lease liabilities	$852

Weighted-average remaining lease term and discount rate, as of March 31, 2021, were as follows:

Lease Term and Discount Rate	March 31, 2021
Weighted-average remaining lease term (years)
Operating leases	6.5
Finance leases	1.9
Weighted-average discount rate
Operating leases	4.7%
Finance leases	6.5%

Lessor Information related to the Company’s system leasing

During fiscal year ended December 31, 2020, the Company also entered into leasing transactions, in which the Company is the lessor, offered through the Company's membership program. The Company's leases for equipment rentals were all accounted for as operating leases during the second and third quarters of 2020.

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

For the sales-type leases, the net investment of the Company’s lease receivable is measured at the commencement date and is included in the Condensed consolidated balance sheets as a component of other current assets and prepaid expenses. As of December 31, 2020, the Company recorded $0.7 million of revenue for the sales-type leases in the Condensed consolidated statement of operations and the related lease receivable in other current assets of the Condensed consolidated balance sheet. There was no revenue recognized from the sales-type lease arrangement for the three months ended March 31, 2021 and 2020. During the three months ended March 31, 2021, the Company received a full payment of $0.1 million from a customer who exercised its purchase option. As of March 31, 2021, the lease receivable balance included in other current assets of the Condensed consolidated balance sheet was $0.6 million.

Equipment lease revenue for operating lease agreements is recognized over the life of the lease. The amount of operating lease income included in Product revenue in the accompanying Condensed consolidated statements of operations for the three months ended March 31, 2021 was $0.1 million.

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

InMode Ltd. filed a complaint with the United States International Trade Commission alleging that Ilooda, Co., Ltd’s Secret RF fractional radiofrequency microneedling system, distributed in the United States by the Company, infringes U.S. Patent No. 10,799,285 ("285 patent"). The Company intends to vigorously defend against this lawsuit and, based on a preliminary investigation, believes that the Company has strong defenses and that the patent claim at issue is likely invalid in view of prior art. Based on the current information available to the Company, it believes that any possible loss will not be material. If, following a successful third-party action for infringement, the Company cannot obtain a license for the Company’s products, it  may have to stop selling the applicable products.

As of March 31, 2021 and 2020, the Company had accrued $0.4 million and $0, respectively related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.

Note 13. Debt

Convertible notes, net of unamortized debt issuance costs

In March 2021, the Company issued $138.3 million of convertible senior notes due on March 15, 2026 in a private placement offering. The Convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. Upon conversion, the Convertible notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the Condensed consolidated balance sheet. Proceeds from the offering were $133.6 million, net of issuance costs, including underwriters’ fees.

Initially, each $1,000 principal amount of Notes was convertible into 30.1427 shares of the Company’s common stock at a conversion price of $33.18 per share, and the Notes may be convertible into 4,167,232 shares of common stock. The conversion rate is subject to adjustment for certain events as set forth in the Indenture governing the Convertible notes. The Convertible notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible notes. No sinking fund is provided for the Notes. As of March 31, 2021, the net carrying amount of the Company’s Convertible notes was $133.6 million and the unamortized debt issuance costs were $4.7 million.

Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:

●

During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible notes on each applicable trading day;

●

During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of Convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;

●	The Company calls such Convertible notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
●	Upon the occurrence of specified corporate events.

On or after December 15, 2025, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

As of March 31, 2021, the if-conversion value of the Convertible notes did not exceed the principal amount of $138.3 million.

The Company may not redeem the Convertible notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash all or any portion of the Notes, at the Company’s option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding Notes, at least $50.0 million aggregate principal amount of Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

If a fundamental change occurs, note holders have the option to require the Company to repurchase any portion or all of their Convertible notes in $1,000 principal increments for cash. The price for such repurchase is calculated as 100% of the principal amounts of Notes, plus accrued and unpaid interest to the day immediately preceding the Fundamental Change repurchase date. Additionally, holders of the Notes who convert in connection with a fundamental change are, under certain circumstances, entitled to an increase in conversion rate.

The Convertible notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the Notes. The Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the Notes. The Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

The estimated fair value of the Convertible notes was approximately $156.9 million as of March 31, 2021, which the Company determined through consideration of market prices. The fair value is classified as Level 2, as defined in Note 3.

The following table presents outstanding principal amount and carrying value of the Convertible notes (in thousands):

	March 31, 2021	December 31, 2020
Outstanding principal amount	$138,250	$-
Unamortized debt issuance costs	(4,665)	-
Carrying Value	$133,585	$-

In connection with issuance of the Convertible notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion or settlement of the Notes or to offset any cash payment the Company is required to make in excess of the principal amount upon conversion of the Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If the market price per share of the Company’s common stock exceeds the cap price of the capped calls transaction, then the Company’s stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case to the extent the then-market price per share of its common stock exceeds the cap price. Under the capped call transactions, the Company purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of the Company's common stock underlying the Convertible notes, with a strike price equal to the conversion price of the Convertible notes and with an initial cap price equal to $45.5350, which represents a 75% premium over the last reported sale price of the Company's common stock of $26.02 per share on March 4,2021, with certain adjustments to the settlement terms that reflect standard antidilution provisions. The capped-call transactions expire over 40 consecutive scheduled trading days ended on March 12, 2026. The capped calls were purchased for $16.1 million and recorded to stockholders’ equity. The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.

The Company early adopted ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). In accordance with Subtopic 470-20 and 815-40, as revised by ASU 2020-06, the Company records the Convertible notes in long-term debt with no separation between the Notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Notes early, which could result in a change in the classification of the Notes to current liabilities.

Issuance Cost

The issuance costs related to the Convertible notes is presented in the Condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible notes. During the three months ended March 31, 2021, the Company incurred direct costs associated with the issuance of Convertible notes and recorded approximately $4.7 million of issuance costs.

The issuance costs are amortized using an effective interest method basis over the term of the Convertible notes and accordingly the Company recorded approximately $52,000 of amortization of debt issuance costs during the three months ended March 31, 2021.

The effective interest rate on the Convertible notes is 2.97%. Interest expense for the three months ended March 31, 2021 totaled approximately $243,000, of which $191,000 relates to accruing the semiannual interest payment, which was included in accrued liabilities on the Company's Condensed consolidated balance sheet as of March 31, 2021. The remaining $52,000 relates to the amortization of debt issuance costs.

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

In order to draw on the full amount of the SVB Revolving Line of Credit, the Company must satisfy certain liquidity ratios. If the Company is unable to meet these liquidity ratios, then availability under the revolving line is calculated as 80% of the Company’s qualifying accounts receivable. The proceeds of the revolving loans may be used for general corporate purposes. The Company’s obligations under the Loan and Security Agreement with Silicon Valley Bank are secured by substantially all of the assets of the Company. Interest on principal amount outstanding under the revolving line shall accrue at a floating per annum rate equal to the greater of either 1.75% above the Prime Rate or five percent (5.0%). The Company paid a non-refundable revolving line commitment fee of $0.3 million, on the effective date of the Loan and Security Agreement with Silicon Valley Bank of July 9, 2020, and the Company is required to pay an anniversary fee of $0.3 million on each twelve-month anniversary of the effective date of the Loan and Security Agreement.

The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis. This quarterly minimum revenue requirement is currently being renegotiated with SVB as of March 31, 2021.

On March 4, 2021, the Loan and Security Agreement dated July 9, 2020 was amended to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.

As of March 31, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.

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

The application for these funds required the Company to, in good faith, certify that the current economic uncertainty made the loan request necessary to support the ongoing operations of the Company. Subsequently released guidance instructs all applicants and recipients to take into account their current business activity and the Company's ability to access other sources of liquidity sufficient to support ongoing operations in a manner that is not significantly detrimental to their business. On April 28, 2020, in press conference remarks, the Secretary of the U.S. Department of the Treasury stated that the SBA intends to perform a review of PPP loans over $2.0 million. The required certification made by the Company is subject to interpretation. If, despite the good-faith belief that given the Company’s circumstances the Company satisfied all eligible requirements for the PPP loan, it is later determined the Company was ineligible to apply for and receive the PPP loan, the Company may be required to repay the PPP loan in its entirety and the Company could be subject to additional penalties. The Company applied for the forgiveness of the PPP Loan during the first quarter of 2021. The application is going through the SBA’s review as of March 31, 2021. The Company can provide no assurance that the loan will be forgiven.

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

The following table presents a summary of revenue by geography for the three months March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue mix by geography:
United States	$18,844	$13,784
Japan	16,555	7,162
Asia, excluding Japan	2,403	3,229
Europe	4,424	2,816
Rest of World other than United States, Asia and Europe	7,442	5,248
Total consolidated revenue	$49,668	$32,239
Revenue mix by product category:
Products	$28,320	$20,958
Consumables	2,925	2,533
Skincare	12,306	2,900
Total product revenue	43,551	26,391
Service	6,117	5,848
Total consolidated revenue	$49,668	$32,239

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited Condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2020, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 23, 2021.

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

●	Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
●	Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its Condensed consolidated statements of operations.
●	Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of March 31, 2021.

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

Products and Services

The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue), the sale of third party manufactured skincare products (“Skincare” revenue); and the leasing of equipment through a membership program. A system consists of a console that incorporates a universal graphic user interface, a laser and (or) other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.

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

The Company supports any reasonable action that helps ensure patient safety going forward. The Company has a robust, multi-functional process that reviews its promotional claims and materials to ensure they are truthful, not misleading, fair and balanced, and supported by sound scientific evidence.

A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2020- Part I, Item 1A “Risk Factors,” and (2) other announcements the Company makes from time to time.

Impact of COVID-19 on Company’s business and operations

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak has negatively affected the United States and global economies. The spread of the coronavirus, which caused a broad impact in 2020 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s operation and results of operations have significantly improved as the economic outlook due to the COVID-19 pandemic improves in 2021, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity such as the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition. The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred, and has determined that no charges other than an impairment loss of $0.2 million on capitalized implementation costs of cloud-based CRM software during the three months ended March 31, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

The Company has experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc., which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales might have been the result of changes in customers’ spending habits to purchase more aesthetic treatments which could be applied at home due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements due to the COVID-19 pandemic. Future growth in sales of skincare products depends on the customers’ spending habits, which may revert to original spending habits after the COVID-19 pandemic. Such changes may have a material adverse effect on the Company’s revenue, operating results and cash flows.

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

The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 23, 2021. Except the new policies explained below, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.

The Company established new accounting policies to account for the Convertible notes and related transactions during the first quarter of 2021.

The Company issued $138.3 million of convertible senior notes in a private placement offering on March 5, 2021. The notes bear interest at a rate of 2.25% per year. In accordance with ASU 2020-06, the Company recorded the Notes in long-term debt with no separation between the notes and the conversion option. Each reporting period, the Company will determine whether any criteria are met for the note holders to have the option to redeem the notes early, which will result in a change in the classification of the notes to current liabilities.

The issuance costs related to the Convertible notes are presented in the balance sheet as a direct deduction from the carrying amount of the Convertible notes..

In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion of the notes. The capped calls were purchased for $16.1 million and recorded as a reduction to stockholders’ equity.

Basic loss per share of common stock is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the respective period in accordance with ASC 260. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. For the three months ended March 31, 2021, basic loss per common share and diluted loss per common share are the same as any potentially dilutive shares would be anti-dilutive to the periods. See Note 9 the unaudited Condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

The Company assessed whether any impairment of its goodwill or its long-lived assets had occurred and has determined that no charges other than an impairment loss of $0.2 million on capitalized implementation costs of cloud computing costs were deemed necessary under applicable accounting standards as of March 31, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended
	March 31,
	2021	2020

Net revenue	100%	100%
Cost of revenue	44%	56%
Gross margin	56%	44%

Operating expenses:
Sales and marketing	30%	46%
Research and development	8%	12%
General and administrative	15%	24%
Total operating expenses	53%	82%

Income/(Loss) from operations	2%	(38)%
Amortization of debt issuance costs	0%	-%
Interest on Convertible notes	0%	-%
Other expense, net	(2)%	(1)%
Loss before income taxes	0%	(39)%

Income tax expense	1%	-%
Net loss	(1)%	(39)%

Revenue

The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time, upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Note 7 to the unaudited Condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 12% and 18% of the Company’s total revenue for the three months ended March 31, 2021 and March 31, 2020, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2021	% Change	2020
Revenue mix by geography:
North America	$22,298	45%	$15,373
Japan	16,555	131%	7,162
Rest of World	10,815	11%	9,704
Consolidated total revenue	$49,668	54%	$32,239

North America as a percentage of total revenue	45%		48%
Japan as a percentage of total revenue	33%		22%
Rest of World as a percentage of total revenue	22%		30%

Revenue mix by product category:
Systems - North America	$16,785	62%	$10,382
Systems – Rest of World (including Japan)	11,535	9%	10,576
Total Systems	28,320	35%	20,958
Consumables	2,925	15%	2,533
Skincare	12,306	324%	2,900
Total Products	43,551	65%	26,391
Service	6,117	5%	5,848
Total Net Revenue	$49,668	54%	$32,239

The Company’s total net revenue increased by 54% in the three months period ended March 31, 2021 compared to the same period in 2020 as a result of recovery in the demand of the Company’s products and services as the economic outlook due to the COVID-19 pandemic improves.

Revenue by Geography

The Company’s North America revenue increased by $6.9 million, or 45%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase was due primarily to significant recovery in sales in the North America market as the U.S. economic outlook becomes optimistic due to the accelerating rate of vaccination in the United States.

Revenue in Japan increased by $9.4 million, or 131%, due to a significant increase in sales of Skincare products.

The Company’s Rest of World revenue increased by $1.1 million, or 11%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase was mostly due to growth in the Company’s direct business in Australia and Europe.

Revenue by Product Type

Systems Revenue

Systems revenue in North America increased by $6.4 million, or 62%, in the three months ended March 31, 2021 compared to the same period in 2020, mainly due to the recovery from the business disruptions caused by the COVID-19 pandemic.

The Rest of the World (including Japan) systems revenue increased by 9% in the three months ended March 31, 2021 compared to the same period in 2020, primarily due to increased sales in the Company’s direct business in Australia and Europe, partially offset by decreased sales from distributors in Middle East and Asian regions.

Consumables Revenue

Consumables revenue increased by $0.4 million, or 15%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, truSculpt 3D and truSculpt flex, in June 2019 each of which have a consumable element.

Skincare Revenue

The Company’s revenue from Skincare products in Japan increased by $9.4 million, or 324%, for the three months ended March 31, 2021 compared to the same period in 2020. The increase was due primarily to increased marketing and promotional activities and the changes in the customer’s spending habits to purchase more aesthetic treatments which could be applied at home.

Service Revenue

The Company’s Service revenue increased $0.3 million, or 5%, for the three months ended March 31, 2021 compared to the same period in 2020. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis.

Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2021	% Change	2020
Gross profit	$27,710	93%	$14,336
As a percentage of total net revenue	56%		44%

The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.

Gross profit as a percentage of revenue for the three months ended March 31, 2021 increased 12%, compared to the same period in 2020. The increase in gross profit as a percentage of revenue was primarily driven by a recovery from the business disruptions occurred since March 2020 as a result of the COVID-19 pandemic, which resulted in the decline in the average sales price of systems during the three months ended March 31, 2020.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2021	% Change	2020
Sales and marketing	$15,068	2%	$14,789
As a percentage of total net revenue	30%		46%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.

Sales and marketing expenses for the three months ended March 31, 2021 increased by $0.3 million, or 2%, compared to the same period in 2020 due primarily to:

●	$0.7 million increase in personnel related expenses, including commission costs;
●	$0.5 million increase in services due to paid marketing services to launch new business;
●	$0.4 million increase in outside sales admin fees; partially offset by
●	$0.9 million decrease in traveling; and
●	$0.6 million decrease in tradeshows and costs related to promotions and public relations.

Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2021	% Change	2020
Research and development	$4,112	6%	$3,870
As a percentage of total net revenue	8%		12%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $0.2 million, or 6%, in the three months ended March 31, 2021 compared to the same period in 2020. The increase was due primarily to higher personnel expenses driven primarily by an increase in headcount.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2021	% Change	2020
General and administrative	$7,365	(6)%	$7,806
As a percentage of total net revenue	15%		24%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses decreased by $0.4 million, or 6%, and represented 15% of total net revenue in the three months ended March 31, 2021 compared to 24% of total net revenue in the same period in 2020. The decrease was mainly due to $0.6 million decrease in inside and outside services fees and $0.3 million decrease in credit losses, partially offset by $0.7 million increase in legal fees.

Interest and Other expense, Net

Interest and other expense, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2021	% Change	2020
Interest and other expense, net	$(1,2663)	512%	$(207)
As a percentage of total net revenue	(3)%		(1)%

Interest and other expense, net, increased $1.1 million or 512% in the three months ended March 31, 2021 compared to the same period in 2020. The increase was due primarily to $0.2 million interest expense from the Convertible notes issued in March 2021, and $1.0 million increase in realized and unrealized foreign exchange rate loss related to intercompany receivables.

Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2021	$ Change	2020
Loss before income taxes	$(101)	$12,235	$(12,336)
Income tax provision	$258	$180	$78

For the three months ended March 31, 2021, the Company's income tax expense was $258,000, compared to the tax expense of $78,000 for the same period in 2020. The increase in the Company's income tax expense for the three months ended March 31, 2021 was due primarily to income taxes in foreign jurisdictions.

Liquidity and Capital Resources

The Company’s principal source of liquidity is cash generated from net proceeds from the issuance of the Convertible notes and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program as well as cash generated from operating activities. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash and cash equivalent are held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of March 31, 2021 and December 31, 2020, the Company had $167.9 million and $51.9 million of working capital, respectively. Cash and cash equivalents increased by $117.9 million to $164.9 million as of March 31, 2021 from $47.0 million as of December 31, 2020, primarily due to net proceeds from the issuance of the Convertible notes, partially offset by $16.1 million in premiums paid at the same time for separate capped call transactions.

Cash, Cash Equivalents

The following table summarizes its cash, cash equivalents and marketable investments:

(Dollars in thousands)	March 31, 2021	December 31, 2020	Change
Cash and cash equivalents	$164,932	$47,047	$117,885

Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$1,253	$(11,966)
Investing activities	(49)	2,640
Financing activities	116,681	(2,216)
Net increase (decrease) in cash and cash equivalents	$117,885	$(11,542)

Cash Flows from Operating Activities

Net cash used in operating activities in the three months ended March 31, 2021 was approximately $1.3 million, which was due primarily to:

●

$0.4 million net loss adjusted for non-cash related items consisting primarily of stock-based compensation expense of $1.8 million, $0.6 million non-cash changes in ROU assets, $0.5 million amortization of capitalized contract costs, $0.4 million depreciation and amortization and $0.2 million of provision for credit losses.

●	$10.2 million cash generated as a result of an increase in accrued liabilities;
●	$0.5 million cash generated due to an increase in deferred revenue; partially offset by
●	$6.0 million cash used as a result of an increase in Inventory;
●	$2.4 million cash used as a result of an increased accounts receivable;
●	$1.7 million cash used due to a decrease in accounts payable;
●	$1.6 million cash used as a result of an increase in other current assets and prepaid expenses;
●	$0.6 million cash used as a result of a decrease in operating lease liabilities; and
●	$0.5 million cash used as a result of an increase in other long-term assets.

Cash Flows from Investing Activities

Net cash provided by investing activities was $49,000 in the three months ended March 31, 2021, which was attributable primarily to:

●	$101,000 of cash used to purchase property, equipment, and software.

Cash Flows from Financing Activities

Net cash provided by financing activities was $116.7 million in the three months ended March 31, 2021, which was primarily due to:

●	$133.5 million proceeds from the issuance of Convertible notes net of debt issuance costs;
●	$0.4 million net proceeds from the issuance of common stock due to employee exercising their stock options; partially offset by
●	$16.1 million of cash used for the capped call transaction in connection with the issuance of Convertible notes;
●	$1.0 million of cash used for taxes paid related to net share settlement of equity awards; and
●	$0.1 million of cash used to pay finance lease obligations.

Adequacy of Cash Resources to Meet Future Needs

The Company had cash, cash equivalents of $164.9 million as of March 31, 2021. For the first three months of 2021, the Company’s principal source of liquidity is $133.5 million of net proceeds from the issuance of the Company’s notes, partially offset by $16.1 million in premiums paid at the same time for separate capped call transactions, and cash generated from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program. The Company intends to use the net proceeds to fund growth initiatives, market development activities related thereto and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.

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

The Company believe that the existing cash and cash equivalents and the cash available under the revolving credit facility will be sufficient to meet the Company’s anticipated cash needs for at least the foreseeable future.

Debt

In March 2021, the Company issued $138.3 million of convertible notes due on March 15, 2026 in a private placement offering. The Convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible notes are presented as long-term debt, net of debt discount. Proceeds from the offering were $133.5 million, net of issuance costs, including underwriters’ fees, which were recorded in the Condensed consolidated balance sheet.

On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. See Note 13 – Debt in the accompanying notes to consolidated financial statements for more information.

In connection with the offering, the Company entered into Amendment No. 1 to Loan and Security Agreement on March 4, 2021, which amends the Company’s Loan and Security Agreement, dated as of July 9, 2020 between the Company, as borrower, and Silicon Valley Bank. The Amendment amends the Loan and Security Agreement to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.

The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis. This quarterly minimum revenue requirement is currently being renegotiated with SVB as of March 31, 2021.

On March 4, 2021, the Loan and Security Agreement dated July 9, 2020 was amended to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.

As of March 31, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.

Commitments and Contingencies

As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since March 23, 2021, as reported in the Company’s Annual Report on 2020 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021 and other announcements the Company makes from time to time.

Interest Rate and Market Risk

As of March 31, 2021, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 3.25% as of March 31, 2021, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.

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

Foreign Exchange Fluctuations

The Company generates revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds, and Swiss Francs. Additionally, a portion of the Company’s operating expenses, and assets and liabilities are denominated in each of these currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect the Company’s results of operations upon translation of the Company’s revenue denominated in these currencies, as well as the re-measurement of the Company’s international subsidiaries’ financial statements into U.S. dollars. The Company has historically not engaged in hedging activities relating to the Company’s foreign currency denominated transactions.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation as of March 31, 2021 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at March 31, 2021.

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

Changes in Internal Control over Financial Reporting

The Company implemented certain controls related to the Convertible notes issued in the three months ended March 31, 2021. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of these additional controls, there were no changes in the Company’s internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 12 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 23, 2021.

ITEM 1A.	RISK FACTORS

There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company issued $138.3 million of Convertible notes in a private placement offering on March 5, 2021. The notes bear interest at a rate of 2.25% per year. In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the Notes. The capped calls were purchased for $16.1 million.

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 10th day of May, 2021.

CUTERA, INC.

/S/ Rohan Seth
Rohan Seth
Chief Financial Officer
(Principal Financial and Accounting Officer)