Form 10-Q
period 2021-06-30
CUTERA INC
filed 2021-08-06
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of July 30, 2021, was 17,942,446.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$169,200	$47,047
Accounts receivable, net of allowance for credit losses of $1,639 and $1,598, respectively	25,903	21,962
Inventories	34,591	28,508
Other current assets and prepaid expenses	8,856	8,779
Total current assets	238,550	106,296

Property and equipment, net	2,148	2,299
Deferred tax asset	592	643
Operating lease right-of-use assets	15,919	17,076
Goodwill	1,339	1,339
Other long-term assets	5,615	5,080
Total assets	$264,163	$132,733

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,210	$6,684
Accrued liabilities	41,343	31,079
Operating lease liabilities	2,422	2,260
PPP loan payable	—	3,630
Extended warranty liability	649	1,216
Deferred revenue	9,695	9,489
Total current liabilities	60,319	54,358

Deferred revenue, net of current portion	1,708	1,748
Operating lease liabilities, net of current portion	14,705	15,950
PPP loan payable, net of current portion	—	3,555
Convertible notes, net of unamortized debt issuance costs of $4,450	133,800	—
Other long-term liabilities	288	242
Total liabilities	210,820	75,853

Commitments and Contingencies (Notes 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 17,933,020 and 17,679,232 shares at June 30, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	106,173	117,097
Accumulated deficit	(52,848)	(60,235)
Total stockholders’ equity	53,343	56,880
Total liabilities and stockholders’ equity	$264,163	$132,733
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue:
Products	$51,812	$21,745	$95,363	$48,136
Service	6,777	4,624	12,894	10,472
Total net revenue	58,589	26,369	108,257	58,608
Cost of revenue:
Products	20,893	12,206	39,224	26,309
Service	3,907	2,539	7,534	6,339
Total cost of revenue	24,800	14,745	46,758	32,648
Gross profit	33,789	11,624	61,499	25,960

Operating expenses:
Sales and marketing	18,410	11,035	33,478	25,823
Research and development	4,850	2,991	8,962	6,862
General and administrative	8,461	8,529	15,826	16,336
Total operating expenses	31,721	22,555	58,266	49,021
Income (loss) from operations	2,068	(10,931)	3,233	(23,061)
Interest and other income (expense), net:
Amortization of debt issuance costs	(215)	—	(267)	—
Interest on convertible notes	(778)	—	(969)	—
Gain on extinguishment of PPP loan	7,185	—	7,185	—
Other income (expense), net	(392)	3	(1,415)	(204)
Total interest and other income (expense), net	5,800	3	4,534	(204)
Income (loss) before income taxes	7,868	(10,928)	7,767	(23,265)
Income tax expense	122	466	380	543
Net income (loss)	$7,746	$(11,394)	$7,387	$(23,808)

Net income (loss) per share:
Basic	$0.43	$(0.67)	$0.41	$(1.51)
Diluted	$0.39	$(0.67)	$0.40	$(1.51)
Weighted-average number of shares used in per share calculations:
Basic	17,862	17,055	17,815	15,744
Diluted	22,453	17,055	20,855	15,744
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$7,746	$(11,394)	$7,387	$(23,808)
Other comprehensive gain:
Available-for-sale investments
Reclassification adjustment for losses on investments recognized during the period	—	2	—	63
Net change in unrealized gain on available-for-sale investments	—	2	—	63
Other comprehensive gain, net of tax	—	2	—	63
Comprehensive income (loss)	$7,746	$(11,392)	$7,387	$(23,745)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880
Issuance of common stock for employee purchase plan	38,991	—	645	—	—	645
Exercise of stock options	53,598	—	1,252	—	—	1,252
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	161,199	—	(1,452)	—	—	(1,452)
Stock-based compensation expense	—	—	4,765	—	—	4,765
Net income	—	—	—	7,387	—	7,387
Balance at June 30, 2021	17,933,020	$18	$106,173	$(52,848)	$—	$53,343

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	17,801,926	$18	$102,206	$(60,594)	$—	$41,630
Issuance of common stock for employee purchase plan	38,991	—	645	—	—	645
Exercise of stock options	29,508	—	856	—	—	856
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	62,595	—	(453)	—	—	(453)
Stock-based compensation expense	—	—	2,919	—	—	2,919
Net income	—	—	—	7,746	—	7,746
Balance at June 30, 2021	17,933,020	$18	$106,173	$(52,848)	$—	$53,343

Three and Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Issuance of common stock for employee purchase plan	39,248	—	437	—	—	437
Exercise of stock options	46,128	—	411	—	—	411
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	423,976	1	(3,118)	—	—	(3,117)
Issuance of common stock in connection with public offering, net of offering cost of $2,303	2,742,750	3	26,493	—	—	26,496
Stock-based compensation expense	—	—	6,075	—	—	6,075
Net loss	—	—	—	(23,808)	—	(23,808)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	63	63
Balance at June 30, 2020	17,567,688	$18	$112,644	$(60,166)	$3	$52,499

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2020	14,578,146	$15	$82,292	$(48,772)	$1	$33,536
Issuance of common stock for employee purchase plan	39,248	—	437	—	—	437
Exercise of stock options	23,837	—	210			210
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	183,707	—	(883)	—	—	(883)
Issuance of common stock in connection with public offering, net of offering cost of $2,303	2,742,750	3	26,493			26,496
Stock-based compensation expense	—	—	4,095	—	—	4,095
Net loss	—	—	—	(11,394)	—	(11,394)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	2	2
Balance at June 30, 2020	17,567,688	$18	$112,644	$(60,166)	$3	$52,499
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7,387	$(23,808)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	4,765	6,075
Depreciation and amortization	707	715
Amortization of contract acquisition costs	1,003	1,392
Amortization of debt issuance costs	267	—
Impairment of capitalized cloud computing costs	182	805
Change in deferred tax asset	51	4
Allowance for credit losses	492	1,696
Gain on sale of property and equipment	(82)	—
Gain on extinguishment of PPP loan	(7,185)	—
Change in right-of-use assets	604	—
Other	—	198
Changes in assets and liabilities:
Accounts receivable	(4,433)	6,034
Inventories	(5,958)	2,681
Other current assets and prepaid expenses	(77)	316
Other long-term assets	(1,720)	(519)
Accounts payable	(474)	(1,004)
Accrued liabilities	10,220	(9,754)
Extended warranty liabilities	(567)	(339)
Operating lease liabilities	(530)	—
Deferred revenue	166	(2,443)
Net cash provided by (used in) operating activities	4,818	(17,951)
Cash flows from investing activities:
Acquisition of property, equipment, and software	(370)	(435)
Proceeds from disposal of property and equipment	71	—
Proceeds from maturities of marketable investments	—	10,900
Purchase of marketable investments	—	(16,167)
Net cash used in investing activities	(299)	(5,702)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,897	848
Purchase of capped call	(16,134)	—
Proceeds from issuance of Convertible notes	138,250	7,149
Payment of issuance costs of Convertible notes	(4,717)	—
Proceeds from equity offering	—	28,799
Cost of equity offering	—	(2,303)
Taxes paid related to net share settlement of equity awards	(1,451)	(3,117)
Payments on finance lease obligations	(211)	(380)
Net cash provided by financing activities	117,634	30,996
Net increase in cash and cash equivalents	122,153	7,343
Cash and cash equivalents at beginning of period	47,047	26,316
Cash and cash equivalents at end of period	$169,200	$33,659
Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$25	$27
Assets acquired under operating lease	$123	$1,169
Gain on extinguishment of PPP loan	$7,185	$—
Debt issuance costs accrued	$452	$—
Supplemental disclosure of cash flow information:
Income tax paid	$458	$—
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
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in select locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services its products through its sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 42 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.
Basis of Presentation

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated statements of financial position as of June 30, 2021 and December 31, 2020, and its condensed consolidated statements of results of operations, comprehensive income (loss), changes in equity, and cash flows for the three and six months ended June 30, 2021, and 2020. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with current year presentation. All significant intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak has negatively affected the United States and global economies. Though the economy is gradually recovering as of the second quarter of 2021, the timing and extent of a full global economic recovery is still uncertain. The spread of the coronavirus and the Delta variant in particular, has impacted the global economy broadly in 2020, including restrictions on travel, shifting work forces to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020 and in the six months ended June 30, 2021. Healthcare facilities in many countries effectively banned elective procedures and this had a significant impact on the Company. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s revenues and profits have improved compared to the first half of fiscal 2020 and the overall economic outlook has also improved in 2021, the COVID-19 outbreak continues to be fluid especially in light of the Delta variant, and the long-term impact on the Company's business due to COVID-19 is still uncertain. The Company cannot presently predict the scope and severity of any impacts in future periods from business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges, other than an impairment loss of $0.2 million on capitalized implementation costs of cloud-based customer relationship management (“CRM”) software occurred were necessary during the six months ended June 30, 2021. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts which are subject to uncertainty.
The Company has experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc. (“ZO”), which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales may have been the result of changes in customers’ spending habits as customers purchased more aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements due to the COVID-19 pandemic. Future growth in sales of skincare products depends on customers’ spending habits, which may revert to original spending habits after the COVID-19 pandemic. Such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.
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
The Company uses the same accounting policies in preparing quarterly and annual financial statements. Unless otherwise noted, amounts presented within the notes to condensed consolidated financial statements refer to the Company’s continuing operations. Note 13 provides information about the Company’s adoption of the new accounting standard for debt with conversion and other options, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity.
The Company issued $138.3 million of convertible senior notes ("Notes" or "Convertible notes") in a private placement offering on March 5, 2021. The Convertible notes bear interest at a rate of 2.25% per year. In accordance with Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), the Company recorded the Convertible notes as long-term debt with no separation between the Convertible notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Convertible notes early, which will result in a change in the classification of the Convertible notes to current liabilities.
The circumstances described in the paragraph above were met during the second quarter of 2021 as the Company's stock traded at a price in excess of the conversion price, and as a result, the Notes are convertible at the option of the holder from July 1, 2021 until September 30, 2021. Upon any conversion of the Convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. To the extent there are any conversions during the period from July 1, 2021 until September 30, 2021, the Company intends to settle such conversions by issuing shares of common stock; therefore, as of June 30, 2021, the Convertible notes have been included as long term liability on the condensed consolidated balance sheet.

The costs associated with issuance of the Convertible notes, including underwriters’ fees, are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible notes. The debt issuance costs are being amortized over the life of the Convertible notes as additional non-cash interest expense.
In connection with issuance of the Convertible notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion of the Notes. The capped calls were purchased for $16.1 million and recorded as a reduction to additional paid in capital in the condensed consolidated balance sheet as of June 30, 2021.
The Company capitalized cloud computing systems implementation costs of $0.6 million during the three months ending June 30, 2021. These costs relate to an on-going implementation of a new Enterprise Resource Planning system and are included in Other long-term assets and Other current assets and prepaid expenses on the condensed consolidated balance sheet.
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
On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, allowance for credit losses, sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, implicit and incremental borrowing rates related to the Company’s leases, variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, assumptions used in operating and sales-type lease classification, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, residual value of leased equipment, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this guidance in the three and six months ended June 30, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.
In August 2020, the FASB issued ASU No. 2020-6, Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815), to simplify the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings per share. The Company early adopted the guidance on a prospective basis effective January 1, 2021. See Note 13 – Debt.
Note 2. Cash, Cash Equivalents
The following table summarizes the Company's cash and cash equivalents (in thousands):

(Dollars in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$169,200	$47,047
The Company had no marketable securities as of June 30, 2021 and December 31, 2020.

Note 3. Fair Value of Financial Instruments
The Company measures certain financial assets at fair value, including cash and cash equivalents.
The fair value hierarchy contains the following three levels of inputs that may be used to measure fair value, in accordance with ASC 820:
•Level 1: inputs, which include quoted prices in active markets for identical assets or liabilities;
•Level 2: inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and
•Level 3: inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in its assessment of fair value.
See Note 13 - Debt for the carrying amount and estimated fair value of the Company’s Convertible notes due 2026.
Note 4. Balance Sheet Details
Inventories
As of June 30, 2021 and December 31, 2020, inventories consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Raw materials	$15,862	$14,874
Work in process	1,145	1,030
Finished goods	17,584	12,604
Total	$34,591	$28,508
Accrued Liabilities
As of June 30, 2021 and December 31, 2020, accrued liabilities consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued payroll and related expenses	$16,427	$12,197
Sales and marketing accruals	3,124	2,352
Accrued inventory in transit	4,469	2,476
Product warranty	3,789	2,908
Accrued sales tax	5,439	5,343
Other accrued liabilities	8,095	5,803
Total	$41,343	$31,079
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
As of June 30, 2021 and December 31, 2020, approximately $0.3 million of the total product remediation liability balance was recorded as a component of the Company’s product warranty and included in accrued liabilities, and $0.7 million and $1.2 million, respectively, was separately recorded as extended warranty liability.
During the three and six months ended June 30, 2021, the Company recorded $0.1 million and $0.2 million, respectively, of excess reserve related to extended warranty and product warranty. Total costs incurred (including excess reversals) related to product warranty and extended warranty liability during the three and six months ended June 30, 2021 were $0.1 million and $0.5 million, respectively. Total costs incurred related to product warranty and extended warranty liability during the three and six months ended June 30, 2020 were Nil and $0.3 million, respectively.
Note 5. Warranty and Extended Service Contract
The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Belgium, France, Germany, Hong Kong, Japan, Spain, Switzerland, and the United Kingdom. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides for the estimated cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are recognized at the time when costs are incurred, except for a one-time extended service contracts charge of $3.2 million recorded in the year ended December 31, 2018 related to the cost to replace a component in one of the Company's legacy products.
The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020 (1)	2021	2020 (1)
Beginning Balance	$3,351	$3,398	$2,908	$4,401
Add: Accruals for warranties issued during the period	2,210	1,100	3,735	1,960
Less: Settlements made during the period	(1,772)	(1,343)	(2,854)	(3,206)
Ending Balance	$3,789	$3,155	$3,789	$3,155
(1)The ending product warranty accrual balance excludes 0.6 million and 1.7 million as of June 30, 2021 and 2020, respectively, related to one-time extended service contracts costs to replace components in one of the Company’s legacy products.
The $1.8 million and $2.9 million of settlements made in the three and six months ended June 30, 2021, and $1.3 million and $3.2 million made in the three and six months ended June 30, 2020, respectively, exclude costs related to extended service contract cost of $0.1 million and $0.3 million in the respective periods, incurred to replace a component in one of the Company's legacy products.
Note 6. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for training and extended marketing support service. Approximately 84% of the Company’s deferred revenue balance of $11.4 million as of June 30, 2021 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning balance	$11,737	$12,969	$11,237	$14,222
Add: Payments received	4,423	2,554	9,352	6,125
Less: Revenue	(1,834)	(1,107)	(2,279)	(1,699)
Less: Revenue included in the beginning balance and recognized as revenue in the current quarter	(2,923)	(2,637)	(6,907)	(6,869)
Ending balance	$11,403	$11,779	$11,403	$11,779
Costs for extended service contracts were $2.2 million and $4.2 million for the three and six months ended June 30, 2021, respectively, and were $2.3 million and $3.5 million for the three and six months ended June 30, 2020, respectively.
Note 7. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 12% of the Company's total revenue for the three months ended June 30, 2021 and 2020, and 18% of the Company's total revenue for the six months ended June 30, 2021 and 2020.
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
The Company determines the standalone selling price ("SSP") for each performance obligation as follows:
•Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers.
•Extended warranty/Service contracts: SSP is based on observable price when sold on a standalone basis (by customer type).

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
For systems sold directly to end-customers that are credit approved, revenue is recognized when the Company transfers control to the end-customer, which occurs when the product is shipped to the customer or when the customer receives the product, depending on the nature of the arrangement. When collectability is not established in advance of receipt of payment from the customer, revenue is recognized upon the later of the receipt of payment or the satisfaction of the performance obligation. For systems sold through credit approved distributors, revenue is recognized upon shipment to the distributor.
The Company typically receives payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.
Skincare products
The Company sells third-party manufactured skincare products in Japan. The skincare products are purchased from a third-party manufacturer and sold to medical offices and licensed physicians. The Company warrants that the skincare products are free of significant defects in workmanship and materials for 90 days from shipment. These are typically sold in a separate contract as the only performance obligations. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products and controls the products before they are transferred to the customer. The Company recognizes revenue for skincare products upon shipment.
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
Equipment leasing
The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue. The Company recognizes lease income over the term of the lease if the lease is classified as an operating lease. For agreements that grant customers the right to purchase the leased system, the Company typically classifies the lease as a sales-type lease as the Company has determined it is reasonably certain that the customer will exercise the purchase option. On the commencement of sales-type leases, the Company recognizes revenue upfront in product revenue and the corresponding receivables recorded in other current assets and prepaid expenses on the condensed consolidated balance sheets (See Note 11 - Leases). There was no revenue recognized for sales-type leases for the three and six months ended June 30, 2021 or 2020. Revenue from equipment leases, which was accounted for as operating leases, was not material for the three and six months ended  June 30, 2021 or 2020.
Extended contract services
The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for terms of one, two, or three years. Service contract revenue is recognized over time, using a time-based measure of progress, as customers benefit from the service throughout the service period. The Company also offers services on a time-and-materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time-and-materials basis is recognized when performed. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base.
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
Loyalty Program
The Company has a customer loyalty program for qualified customers located in the U.S. and Canada. Under the loyalty program, based on their purchasing levels, customers accumulate points that can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of June 30, 2021 and December 31, 2020, the liability for the loyalty program included in accrued liabilities was $0.6 million and $0.3 million, respectively.
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
Total capitalized costs as of June 30, 2021 and December 31, 2020 were $3.6 million and $3.4 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.5 million and $1.0 million during the three and six months ended June 30, 2021, respectively, and was $0.7 million and $1.4 million during the three and six months ended June 30, 2020, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.
Note 8. Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In June 2019, stockholders approved an amendment and restatement of the Amended and Restated 2004 Equity Incentive Plan as the 2019 Equity Incentive Plan (the “2019 Plan”) and approved an additional 700,000 shares, available for future grants (in addition to the 9,701,192 shares provided under the Prior Plan). In June 2021, stockholders approved an additional 450,000 shares for future grants. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs restricted stock units (“RSUs”), stock appreciation rights, performance stock units, performance shares, and other stock or cash awards.
The Company issued 4,085 PSUs to a non-employee director during the three months ended June 30, 2021. The Company’s Board of Directors granted its executive officers, senior management and certain employees 82,549 and 171,137 performance stock units (“PSUs”) during the three and six months ended June 30, 2021. The PSUs granted in the three and six months ended June 30, 2021 vest subject to continued service and the Company’s achievement of certain operational goals for the 2021 fiscal year related to product milestones, sales and commercial milestones and certain cost reduction targets.
The Company issued 29,361 RSUs to its non-employee directors during the three months ended June 30, 2021. The Company’s Board of Directors also granted its executive officers and senior management 73,186 and 129,783 RSUs and 103,466 and

172,139 non-qualified stock options (“NQs”) during the three and six months ended June 30, 2021, respectively. The RSUs and NQs vest over four years with one-fourth vesting on the first anniversary of the vesting commencement date of January 1, 2021 and 1/36th of the underlying shares vesting each month thereafter.
On September 30, 2019, the Company's Board awarded its new CEO, David H. Mowry, 67,897 shares, which were scheduled to vest over four years from 2019 through 2022 (the 2019 tranche is 15% of the award, or 10,185 PSUs; the 2020 tranche is 25% of the award, or 16,974 PSUs; the 2021 tranche is 30% of the award, or 20,369 PSUs; the 2022 tranche is 30% of the award, or 20,369 PSUs). These PSUs are subject to certain performance-based vesting criteria related to the achievement of financial metrics included in the Board approved annual budgets for the years 2019 through 2022. As of June 30, 2021, the 2019, 2020 and 2021 tranches met the criteria for measurement and recognition. 8,657 shares of the 2019 tranche vested during the three months ended March 31, 2020. The 2020 tranche did not vest in accordance with the initial terms, however, during the quarter ending June 30, 2021, the Company’s Board of Directors approved the vesting of Mr. Mowry’s 2020 PSU tranche. Upon this modification to the vesting terms of the 2020 PSU tranche, the Company recognized $0.5 million of stock-based compensation expense in the quarter ending June 30, 2021.
Under the 2019 Plan, the Company issued 92,103 and 214,797 shares of common stock during the three and six months ended June 30, 2021, in conjunction with stock options exercised and the vesting of RSUs and PSUs, net of shares withheld for employee taxes.
As of June 30, 2021, the unrecognized compensation cost, net of expected forfeitures, was $2.0 million for stock options, which will be recognized over an estimated weighted-average remaining amortization period of 3.6 years. The unrecognized compensation cost, net of expected forfeitures, for stock awards, including performance-based awards, was $16.1 million, which will be recognized over an estimated weighted-average remaining amortization period of 2.0 years. The actual expense recorded in the future may vary based on a number of factors, including, actual forfeitures experienced and the degree of achievement of the performance goals related to the PSUs granted.
Activity under the 2019 Plans is summarized as follows:

		Options Outstanding
	Shares Available for Grant	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)	Aggregate Intrinsic Value (in Millions)
Balance, December 31, 2020	1,085,170	217,007	$22.35	3.75	$1.47
Additional shares reserved	450,000	—	$—
Awards granted	(354,735)	—	$—
Options granted	(172,139)	172,139	$30.71
Options exercised	—	(53,598)	$23.34
Stock awards canceled / forfeited / expired	212,571	—	$—
Options canceled / forfeited / expired	16,224	(16,224)	$33.27
Balance, June 30, 2021	1,237,091	319,324	$26.14	5.13	$7.34

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share	Aggregate Intrinsic Value (in Millions)
Balance, December 31, 2020	779,757	$23.96	$18.80
Stock awards granted	354,735	$31.48
Awards released	(161,199)	$22.33
Stock awards canceled / forfeited / expired	(212,571)	$28.00
Balance, June 30, 2021	760,722	$26.68	$7.34

Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three and six months ended June 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$434	$743	$578	$1,033
Sales and marketing	522	1,251	1,243	1,970
Research and development	307	769	608	1,090
General and administrative	1,656	1,332	2,336	1,982
Total stock-based compensation expense	$2,919	$4,095	$4,765	$6,075

Note 9. Net Income (Loss) Per Share
On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. The Company now uses the if converted method for its Convertible notes in calculating the diluted net income per share, and includes the effect of potential share settlement for the Convertible notes, if the effect is dilutive.
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method or the if-converted method. Dilutive potential common shares include outstanding stock options, stock awards, performance stock awards, and conversion shares under the Convertible notes. The diluted EPS is computed with the assumption that the Company will settle the convertible debt in shares, rather than cash.

As of June 30, 2021, the Company’s Convertible notes were potentially convertible into 4,167,232 shares of common stock. The Company used the if converted stock method to calculate the potential dilutive effect of the conversion spread on diluted net income per share, for the three and six months ended June 30, 2021.

The denominator for diluted net income per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the Convertible notes, as this effect would be anti-dilutive. In the event of conversion of a Convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the Convertible notes.

For the three and six months ended June 30, 2020, basic loss per common share and diluted loss per common share are the same as inclusion of any potentially issuable shares would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) used in calculating net income (loss) per share, basic	$7,746	$(11,394)	$7,387	$(23,808)
Interest expense on Convertible notes, net of tax	758	—	740	—
Amortization of debt issuance cost, net of tax	209	—	204	—
Net income used in calculating net income per share, diluted	$8,713	$(11,394)	$8,331	$(23,808)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	17,862	17,055	17,815	15,744
Dilutive effect of incremental shares and share equivalents:
Convertible notes	4,167	—	2,625	—
Options	65	—	63	—
RSUs	259	—	270	—
PSUs	77	—	64	—
ESPP	23	—	18	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	22,453	17,055	20,855	15,744
Net income (loss) per share:
Net income (loss) per share, basic	$0.43	$(0.67)	$0.41	$(1.51)
Net income (loss) per share, diluted	$0.39	$(0.67)	$0.40	$(1.51)
The following numbers of shares outstanding, prior to the application of the if converted stock method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Capped call (1)	4,167	—	4,167	—
Options to purchase common stock	189	231	143	253
Restricted stock units	11	803	2	736
Performance stock units	—	71	—	145
Employee stock purchase plan shares	—	58	—	58
Total	4,367	1,163	4,312	1,192
(1)The Company entered into capped call transactions with certain financial institutions, which are generally designated to reduce common stock dilution upon conversion of the Convertible notes. The capped call transactions are excluded from the computation of diluted net income (loss) per common share as their effect would be anti-dilutive.
Note 10. Income Taxes
For the three and six months ended June 30, 2021, the Company's income tax expense was $0.1 million and $0.4 million, respectively, compared to $0.5 million for both three and six months ended June 30, 2020.
The Company's income tax expense for the three and six months ended June 30, 2021 is due primarily to income taxes in foreign jurisdictions. The PPP loan forgiveness recognized during the three months ended June 30, 2021 is excluded from taxable income under Section 1106(i) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
On March 27, 2020, the U.S. federal government enacted the CARES Act, which changed several of the existing U.S. corporate income tax laws by, among other things, increasing the amount of deductible interest, allowing companies to carry back certain

Net Operating Losses (“NOLs”) and increasing the amount of NOLs that corporations can use to offset income. The CARES Act did not have a material impact on the Company's income tax provision, deferred tax assets and liabilities, and related taxes payable. The Company is currently assessing the future implications of these provisions within the CARES Act on the Company's consolidated financial statements, but does not expect the impact to be material.
Note 11. Leases
The Company is a party to certain operating and finance leases for vehicles, office space and storage facilities. The Company’s operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles. The Company’s leases generally have remaining terms of one to ten years, some of which include options to renew the leases for up to five years. The Company leases space for operations in the United States, Japan, Belgium, France and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	June 30, 2021	December 31, 2020
Assets
Right-of-use assets	Operating lease assets	$15,919	$17,076
Finance lease	Property and equipment, net (1)	602	467
Total leased assets		$16,521	$17,543
(1) Finance lease assets included in Property and equipment, net, in the condensed consolidated balance sheets.

Liabilities		June 30, 2021	December 31, 2020
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,422	$2,260
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	14,705	15,950
Total Operating lease liabilities		$17,127	$18,210

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities (1)	$429	$370
Finance lease liabilities, non-current	Other long-term liabilities	288	241
Total Finance lease liabilities		$717	$611
(1) Finance lease liabilities included in Accrued liabilities in the condensed consolidated balance sheets.
Lease costs during the three and six months ended  June 30, 2021 and 2020 (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs		2021	2020	2021	2020
Finance lease cost	Amortization expense	$110	$277	$237	$425
Finance lease cost	Interest for finance lease	$14	$16	$28	$35
Operating lease cost	Operating lease expense	$881	$728	$1,759	$1,456
Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2021 and 2020 was as follows (in thousands):

		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities		2021	2020
Operating cash flow	Finance lease	$27	$35
Financing cash flow	Finance lease	$211	$380
Operating cash flow	Operating lease	$1,549	$1,454
Facility leases
Maturities of facility leases were as follows as of June 30, 2021 (in thousands):

As of June 30, 2021	Amount
Remainder of 2021	$1,551
2022	3,152
2023	3,188
2024	2,879
2025	2,875
2026 and thereafter	6,308
Total lease payments	19,953
Less: imputed interest	2,826
Present value of lease liabilities	$17,127
Vehicle Leases
As of June 30, 2021, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of June 30, 2021	Amount
Remainder of 2021	$241
2022	379
2023	125
2024	28
Total lease payments	773
Less: imputed interest	56
Present value of lease liabilities	$717
Weighted-average remaining lease term and discount rate, as of June 30, 2021, were as follows:

Lease Term and Discount Rate	June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	6.3
Finance leases	1.7
Weighted-average discount rate
Operating leases	4.7%
Finance leases	6.5%
Lessor Information related to the Company’s system leasing
During fiscal year ended December 31, 2020, the Company entered into leasing transactions, in which the Company is the lessor, offered through the Company's membership program. The Company's leases for equipment rentals were all accounted for as operating leases during the second and third quarters of 2020.
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
For the sales-type leases, the net investment of the Company’s lease receivable is measured at the commencement date and is included in the condensed consolidated balance sheets as a component of other current assets and prepaid expenses. As of December 31, 2020, the Company recorded $0.7 million of revenue for the sales-type leases in the condensed consolidated statement of operations and the related lease receivable in other current assets of the condensed consolidated balance sheet. There was no revenue recognized from the sales-type lease arrangement for the three and six months ended June 30, 2021 and 2020, respectively. During the three and six months ended June 30, 2021, the Company received a full payment of $0.1 million and $0.2 million from a customer who exercised its purchase option. As of June 30, 2021, the lease receivable balance included in other current assets of the condensed consolidated balance sheet was $0.5 million
Equipment lease revenue for operating lease agreements is recognized over the life of the lease. The amount of operating lease income included in Product revenue in the accompanying condensed consolidated statements of operations for the three and six months ended June 30, 2021 was zero and $0.1 million, respectively.
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
InMode Ltd. filed a complaint with the United States International Trade Commission alleging that Ilooda, Co., Ltd’s Secret RF fractional radiofrequency microneedling system, distributed in the United States by the Company, infringes U.S. Patent No. 10,799,285 ("285 patent"). The Company intends to vigorously defend against this lawsuit and, based on a preliminary investigation, believes that the Company has a strong defense and that the patent claim at issue is likely invalid in view of prior art. Based on the current information available to the Company, it believes that any possible loss will not be material. If, following a successful third-party action for infringement, the Company cannot obtain a license for the Company’s products, it  may have to stop selling the applicable products.
As of June 30, 2021 and December 31, 2020, the Company had accrued $0.9 million and $0.4 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.

Note 13. Debt
Convertible notes, net of unamortized debt issuance costs
In March 2021, the Company issued $138.3 million aggregate principal amount of convertible senior notes due on March 15, 2026 in a private placement offering. The Convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. Upon conversion, the Convertible notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. Proceeds from the offering were $133.6 million, net of issuance costs, including initial purchasers fees.
Initially, each $1,000 principal amount of Notes was convertible into 30.1427 shares of the Company’s common stock at a conversion price of $33.18 per share. The conversion rate for the Convertible notes is subject to adjustment for certain events as set forth in the Indenture governing the Convertible notes. The Convertible notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible notes. No sinking fund is provided for the Notes. As of June 30, 2021, the net carrying amount of the Company’s Convertible notes was 133.9 million and the unamortized debt issuance costs were $4.4 million.
Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the Convertible notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of Convertible notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;
•The Company calls such Convertible notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.
On or after December 15, 2025, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
The circumstances described in the first bullet of the paragraph above were met during the second quarter of 2021 as the Company's stock traded at a price in excess of the conversion price, and as a result, the Notes are convertible at the option of the holder from July 1, 2021 until September 30, 2021. Upon any conversion of the Convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion. To the extent there are any conversions during the period from July 1, 2021 until September 30, 2021, the Company intends to settle such conversions in shares of common stock, therefore, as of June 30, 2021, the Convertible notes have been included as Long-term debt on its condensed consolidated balance sheet.
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
The estimated fair value of the Convertible notes was approximately $226.4 million as of June 30, 2021, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
The following table presents outstanding principal amount and carrying value of the Convertible notes (in thousands):

	June 30, 2021	December 31, 2020
Outstanding principal amount	$138,250	$—
Unamortized debt issuance costs	(4,450)	—
Carrying Value	$133,800	$—
In connection with issuance of the Convertible notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally intended to reduce the potential dilution of the Company's common stock upon any conversion or settlement of the Notes or to offset any cash payment the Company is required to make in excess of the principal amount upon conversion of the Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If the market price per share of the Company’s common stock exceeds the cap price of the capped calls transaction, then the Company’s stock would experience some dilution and/or the capped call would not fully offset the potential cash payments, in each case to the extent the then-market price per share of its common stock exceeds the cap price. Under the capped call transactions, the Company purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of the Company's common stock underlying the Convertible notes, with a strike price equal to the conversion price of the Convertible notes and with an initial cap price equal to $45.5350, which represents a 75% premium over the last reported sale price of the Company's common stock of $26.02 per share on March 4, 2021, with certain adjustments to the settlement terms that reflect standard anti-dilution provisions. The capped call transactions expire over 40 consecutive scheduled trading days ended on March 12, 2026. The capped calls were purchased for $16.1 million. The Company evaluated the capped call transaction under authoritative accounting guidance and determined that it should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.
The Company early adopted ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40). In accordance with Subtopic 470-20 and 815-40, as revised by ASU 2020-6, the Company records the Convertible notes in long-term debt with no separation between the Notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Notes early, which could result in a change in the classification of the Notes to current liabilities.
Debt Issuance Cost
The issuance costs related to the Convertible notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible notes. During the six months ended June 30, 2021, the Company incurred direct costs associated with the issuance of Convertible notes of $4.7 million.
The issuance costs are amortized using an effective interest method basis over the term of the Convertible notes and accordingly the Company recorded approximately $0.2 million and $0.3 million of amortization of debt issuance costs during the three and six months ended June 30, 2021.
The effective interest rate on the Convertible notes is 2.97%. Interest expense for the three and six months ended June 30, 2021 totaled approximately $1.0 million and $1.2 million, respectively, of which $0.8 million and $1.0 million, respectively, relate to accruing the semiannual interest payment with the remaining balance relating to the amortization of debt issuance costs.

Loan and Security Agreement
On May 30, 2018, the Company and Wells Fargo Bank, N.A. (“Wells Fargo”) entered into a Loan and Security Agreement (the “Wells Fargo Revolving Line of Credit”) in the original principal amount of $25.0 million.
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
The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis.
On March 4, 2021, the Loan and Security Agreement dated July 9, 2020 was amended to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.
As of June 30, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
The PPP loan and related accrued interest were forgiven under the provisions of the CARES Act, and the $7.2 million gain on forgiveness of PPP loan was recorded as Gain on extinguishment of PPP loan in the condensed consolidated statement of operations for the three and six months ended June 30, 2021.
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

The following table presents a summary of revenue by geography for the three and six months June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue mix by geography:
United States	$22,972	$10,915	$41,816	$24,699
Japan	17,421	8,517	33,976	15,679
Asia, excluding Japan	3,676	1,846	6,079	5,075
Europe	4,628	1,325	9,052	4,141
Rest of the World, other than United States, Asia and Europe	9,892	3,766	17,334	9,014
Total consolidated revenue	$58,589	$26,369	$108,257	$58,608
Revenue mix by product category:
Products	$35,567	$15,541	$63,887	$36,500
Consumables	4,433	1,426	7,358	3,959
Skincare	11,812	4,778	24,118	7,677
Total product revenue	51,812	21,745	95,363	48,136
Service	6,777	4,624	12,894	10,472
Total consolidated revenue	$58,589	$26,369	$108,257	$58,608

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
Introduction
The Management’s Discussion and Analysis, or MD&A, is organized as follows:
•Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of the its product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of its business.
•Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
•Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its condensed consolidated statements of operations.
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of June 30, 2021.
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
Products and Services
The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Juliet and Secret RF (“Consumables” revenue), the sale of third party manufactured skincare products (“Skincare” revenue); and the leasing of equipment through a membership program. A system consists of a console that incorporates a universal graphic user interface, a laser and or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.
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
Significant Business Trends
The Company believes that its ability to grow revenue will be primarily dependent on the following:
•continuing to expand the Company’s product offerings, both through internal development and sourcing from other vendors;
•ongoing investment in the Company’s global sales and marketing infrastructure;
•use of clinical results to support new aesthetic products and applications;
•enhanced luminary development and reference selling efforts (to develop a location where Company’s products can be displayed and used to assist in selling efforts);
•customer demand for the Company’s products;
•consumer demand for the application of the Company’s products;
•marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
•generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, truSculpt cycles, skincare products and replacement tips for Juliet and Secret RF products.

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
Impact of COVID-19 on Company’s business and operations
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak, and lately the Delta variant, has negatively affected the United States and global economies. The spread of the coronavirus, which caused a broad impact in 2020 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s operation and results of operations have significantly improved as the economic outlook due to the COVID-19 pandemic improves in 2021, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred, and has determined that no charges other than an impairment loss of $0.2 million on capitalized implementation costs of cloud-based CRM software during the six months ended June 30, 2021. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.
The Company has experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc., which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales may have been the result of changes in customers’ spending habits as customers purchased more aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements due to the COVID-19 pandemic. Future growth in sales of skincare products depends on customers’ spending habits, which may revert to original spending habits after the COVID-19 pandemic. Such changes may have a material adverse effect on the Company’s revenue, operating results and cash flows.
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
In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion of the notes. The capped calls were purchased for $16.1 million and recorded as a reduction to stockholders’ equity
Basic income (loss) per share of common stock is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the respective period in accordance with ASC 260. Diluted loss per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. See Note 9 the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of revenue	42%	56%	43%	56%
Gross margin	58%	44%	57%	44%

Operating expenses:
Sales and marketing	31%	42%	31%	44%
Research and development	8%	11%	8%	12%
General and administrative	14%	32%	15%	28%
Total operating expenses	54%	86%	54%	84%

Income (loss) from operations	4%	(41)%	3%	(39)%
Amortization of debt issuance costs	—%	—%	—%	—%
Interest on Convertible notes	(1)%	—%	(1)%	—%
Gain on extinguishment of PPP loan	12%	—%	7%	—%
Other income (expense), net	(1)%	—%	(1)%	—%
Income (loss) before income taxes	13%	(41)%	7%	(40)%

Income tax expense	—%	2%	—%	1%
Net income (loss)	13%	(43)%	7%	(41)%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 12% and 18% of the Company’s total revenue for the six months ended June 30, 2021 and 2020, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
Revenue mix by geography:
North America	$26,786	130%	$11,622	$49,084	82%	$26,995
Japan	17,421	105%	8,517	33,976	117%	15,679
Rest of World	14,382	131%	6,230	25,197	58%	15,934
Consolidated total revenue	$58,589	122%	$26,369	$108,257	85%	$58,608

North America as a percentage of total revenue	46%		44%	46%		46%
Japan as a percentage of total revenue	30%		32%	31%		27%
Rest of World as a percentage of total revenue	24%		24%	23%		27%

Revenue mix by product category:
Systems - North America	$19,888	142%	$8,214	$36,673	97%	$18,596
Systems – Rest of World (including Japan)	15,680	114%	7,328	27,215	52%	17,904
Total Systems	35,568	129%	15,542	63,888	75%	36,500
Consumables	4,432	211%	1,425	7,357	86%	3,958
Skincare	11,812	147%	4,778	24,118	214%	7,678
Total Products	51,812	138%	21,745	95,363	98%	48,136
Service	6,777	47%	4,624	12,894	23%	10,472
Total Net Revenue	$58,589	122%	$26,369	$108,257	85%	$58,608
The Company’s total net revenue increased by 122% and 85% in the three and six months periods ended June 30, 2021, respectively, compared to the same periods in 2020, as a result of recovery in the demand of the Company’s products and services as the economic outlook due to the COVID-19 pandemic improves.
Revenue by Geography
The Company’s North America revenue increased by $15.2 million or 130%, and $22.1 million or 82% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. The increase was due primarily to significant recovery in sales in the North America market as the U.S. economic outlook improved in the first half of 2021 and continuous growth in Japan skincare revenue.
Revenue in Japan increased by $8.9 million or 105%, and $18.3 million or 117% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020, due to a significant increase in sales of Skincare products.
The Company’s Rest of World revenue increased by $8.2 million or 131%, and $9.3 million or 58% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. The increase was mostly due to growth in the Company’s direct business in Australia and Europe.
Revenue by Product Type
Systems Revenue

Systems revenue in North America increased by $11.7 million or 142%, and $18.1 million or 97% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020, mainly due to the recovery from the business disruptions caused by the COVID-19 pandemic.
The Rest of the World (including Japan) systems revenue increased by $8.4 million or 114%, and $9.3 million or 52% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020, primarily due to increased sales in the Company’s direct business in Australia and Europe, partially offset by decreased sales from distributors in Middle East and Asian regions.
Consumables Revenue
Consumables revenue increased by $3.0 million or 211%, and $3.4 million or 86% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, truSculpt 3D and truSculpt flex, each of which have a consumable element.
Skincare Revenue
The Company’s revenue from Skincare products in Japan increased by $7.0 million or 147%, and $16.4 million or 214% in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. The increase was due primarily to increased marketing and promotional activities and the changes in the customer’s spending habits, as customers purchased more aesthetic treatments that could be applied at home, as a result of limitations on in-person aesthetic procedures.
Service Revenue
The Company’s Service revenue increased $2.2 million or 47%, and $2.4 million or 23%, in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
Gross profit	$33,789	191%	$11,624	$61,499	137%	$25,960
As a percentage of total net revenue	58%		44%	57%		44%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three and six month periods ended June 30, 2021 increased 14% and 13%, respectively, compared to the same periods in 2020. The increase in gross profit as a percentage of revenue was primarily driven by an increase in selling prices and volumes as a result of the economic recovery. The increase in sales volume improved the Company's leveraging of fixed costs, which improved the Company's gross margin.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
Sales and marketing	$18,410	67%	$11,035	$33,478	27%	$26,309
As a percentage of total net revenue	31%		42%	31%		44%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.
Sales and marketing expenses for the three months ended June 30, 2021 increased $7.4 million or 67%, compared to the same period in 2020 due primarily to:
•$3.5 million increase in personnel related expenses, including $3.0 million increase in commission costs;
•$1.0 million increase in travel;

•$0.9 million increase in services due to paid marketing services to launch new business;
•$0.6 million increase in tradeshows and costs related to promotions and public relations; and
•$0.4 million increase in freight and shipping.

Sales and marketing expenses for the six months ended June 30, 2021 increased $7.7 million or 27% , respectively, compared to the same period in 2020 due primarily to:
•$4.2 million increase in personnel related expenses, including $4.4 million increase in commission costs;
•$0.9 million increase in services due to paid marketing services to launch new business;
•$0.6 million increase in freight and shipping;
•$0.1 million increase in travel; and
•$0.1 million increase in tradeshows and costs related to promotions and public relations.
Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
Research and development	$4,850	62%	$2,991	$8,962	31%	$6,862
As a percentage of total net revenue	8%		11%	8%		12%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $1.9 million or 62%, and $2.1 million or 31% in the three and six month periods ended June 30, 2021, respectively, compared to the same period in 2020. The increase was due primarily to higher personnel expenses driven primarily by an increase in headcount.
General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
General and administrative	$8,461	(1)%	$8,529	$15,826	(3)%	$16,336
As a percentage of total net revenue	14%		32%	15%		28%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses decreased by $0.1 million or 1%, for the three months ended June 30, 2021, compared to the same period in 2020. G&A expenses represented 14% of total net revenue in the three months ended June 30, 2021 compared to 32% of total net revenue in the same period in 2020. G&A expenses decreased by $0.5 million or 3%, and represented 15% of total net revenue in the six months ended June 30, 2021 compared to 28% of total net revenue in the same period in 2020. These decreases was mainly due to $1.1 million and $1.8 million decreases in inside and outside services fees, $0.9 million and $1.2 million decreases in credit losses, and $0.6 million and $0.4 million decreases in legal fees; partially offset by $1.7 million and $1.7 million increases in personnel related costs.
Interest and Other income (expense), Net
Interest and other income (expense), net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
Interest and other income ( expense), net	$5,800	193,233%	$3	$4,534	(2,323)%	$(204)
As a percentage of total net revenue	10%		—%	4%		—%
Interest and other income (expense), net, increased $5.8 million and $4.7 million in the three and six month periods ended June 30, 2021, respectively, compared to the same periods in 2020. These increases were due primarily to a $7.2 million gain resulting from the forgiveness of PPP Loan and accrued interest. This gain was partially offset by $0.8 million and $1.0 million in interest expense for the three and six month periods ended June 30, 2021, respectively, related to Convertible notes issued in March 2021.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2021	$ Change	2020	2021	$ Change	2020
Income (loss) before income taxes	$7,868	$18,796	$(10,928)	$7,767	$31,032	$(23,265)
Income tax provision	$122	$(344)	$466	$380	$(163)	$543
The Company's income tax expenses were $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, compared to $0.5 million for both the periods in 2020.
Liquidity and Capital Resources
The Company’s principal source of liquidity was cash generated from net proceeds from the issuance of the Convertible notes and from the issuance of common stock through exercise of stock options and the Company’s employee stock purchasing program, as well as cash generated from operating activities. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash and cash equivalent are held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
As of June 30, 2021 and December 31, 2020, the Company had $178.2 million and $51.9 million of working capital, respectively. Cash and cash equivalents increased by $122.2 million to $169.2 million as of June 30, 2021 from $47.0 million as of December 31, 2020, primarily due to net proceeds from the issuance of the Convertible notes, partially offset by $16.1 million in premiums paid at the same time for separate capped call transactions.
Cash, Cash Equivalents
The following table summarizes its cash, cash equivalents and marketable investments:

(Dollars in thousands)	June 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$169,200	$47,047	$122,153
Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$4,818	$(17,951)
Investing activities	(299)	(5,702)
Financing activities	117,634	30,996
Net increase in cash and cash equivalents	$122,153	$7,343
Cash Flows from Operating Activities
Net cash provided by operating activities in the six months ended June 30, 2021 was approximately $4.8 million, which was due primarily to:
•$7.4 million net income as adjusted for non-cash related items, consisting primarily of PPP loan forgiveness of $7.2 million, $4.8 million of stock-based compensation expense, $1.7 million of depreciation and amortization expenses, $0.5 million of provision for credit losses and $0.6 million related to increase in right-of-use assets;
•$10.2 million cash generated as a result of an increase in accrued liabilities;
•$0.2 million cash generated due to an increase in deferred revenue; partially offset by
•$6.0 million cash used as a result of an increase in inventory;
•$4.4 million cash used as a result of an increased accounts receivable;
•$0.5 million cash used due to a decrease in accounts payable;
•$0.5 million cash used as a result of a decrease in operating lease liabilities; and
•$1.7 million cash used as a result of an increase in other long-term assets.

Net cash used in operating activities in the six months ended June 30, 2020 was approximately $18.0 million, which was primarily due to:
•$23.8 million net loss as adjusted for non-cash related items, consisting primarily of stock-based compensation expense of $6.1 million, $2.1 million of depreciation and amortization expenses, 1.7 million of provision for credit losses and $0.8 million related to impairment of software development costs;
•$10.8 million cash used to settle accounts payable and accrued liabilities;
•$6.0 million from a decrease in accounts receivables:
•$2.7 million from a decrease in inventories;
•$2.4 million from a decreased in deferred revenue;
•$0.5 million from a decrease in other long term assets; and
•$0.3 million used to settle extended warranty liabilities.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.3 million in the six months ended June 30, 2021, which was attributable to purchases of property, equipment and software.
Net cash used in investing activities was $5.7 million in the six months ended June 30, 2020, which was primarily due to:
•$16.2 million of cash used to purchase marketable investments;
•$0.4 million of cash used in the acquisition of property, equipment, and software; partially offset by
•$10.9 million in net proceeds from the maturities of marketable investments
Cash Flows from Financing Activities
Net cash provided by financing activities was $117.6 million in the six months ended June 30, 2021, which was primarily due to:
•$133.5 million proceeds from the issuance of Convertible notes net of debt issuance costs;
•$1.9 million net proceeds from the issuance of common stock due to employee stock option exercises; partially offset by
•$16.1 million of cash used for the capped call transaction in connection with the issuance of Convertible notes;
•$1.5 million million of cash used for taxes paid related to net share settlement of equity awards; and
•$0.2 million of cash used to pay finance lease obligations.

Net cash provided by financing activities was $31.0 million in the six months ended June 30, 2020, which was primarily due to:

•$26.5 net proceeds from the issuance of common stock in April 2020;
•$7.1 million received for the PPP loan;
•$0.8 million net proceeds from the issuance of common stock due to employee stock option exercises and purchases of stock through the Employee Stock Purchase Plan (“ESPP”) program; offset by
•$3.1 million of cash used for taxes related to net share settlement of equity awards; and
•$0.4 million of cash used to pay finance lease obligations.

Adequacy of Cash Resources to Meet Future Needs
The Company had cash, cash equivalents of $169.2 million as of June 30, 2021. In the first half of 2021, the Company’s principal source of liquidity was $133.5 million of net proceeds from the issuance of the Company’s notes, partially offset by $16.1 million in premiums paid concurrently for separate capped call transaction. In addition, cash was generated from the issuance of common stock through the exercise of stock options and the Company’s employee stock purchasing program. The Company intends to use the cash generated in first half of 2021 to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
The Company believes that the existing cash and cash equivalents and the cash available under the revolving credit facility will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.
Debt

In March 2021, the Company issued $138.3 million aggregate principal amount of convertible notes due on March 15, 2026 in a private placement offering. The Convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. The Convertible notes are presented as long-term debt, net of debt discount. Proceeds from the offering were $133.5 million, net of issuance costs, including underwriters’ fees, which were recorded in the condensed consolidated balance sheet.
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
In connection with the issuance of Convertible notes, the Company entered into Amendment No. 1 to Loan and Security Agreement on March 4, 2021, which amended the Company’s Loan and Security Agreement, dated as of July 9, 2020 between the Company, as borrower, and Silicon Valley Bank. The Amendment amends the Loan and Security Agreement to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.
The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial condition covenants.
On March 4, 2021, the Loan and Security Agreement dated July 9, 2020 was amended to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.
On or about May 28, 2021, the Loan and Security Agreement was amended. The amendment removed the quarterly minimum revenue requirement but kept the in place the other financial covenants.
As of June 30, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
The conditional conversion feature of the convertible notes, if triggered, may adversely affect our financial condition and operating results.
During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible notes on each applicable trading day. This condition was met for the convertible notes during the fiscal quarter ended June 30, 2021, as the Company's stock traded at a price in excess of the conversion price, which means that the holders of the convertible notes may elect to convert such notes at their option at any time during the fiscal quarter ending September 30, 2021. If one or more holders elect to convert their convertible notes, unless the Company elects to satisfy its conversion obligation by delivering solely shares of its common stock, the Company would be required to settle a portion or all of its conversion obligation through the payment of cash, which could adversely affect the Company’s liquidity.
Interest Rate and Market Risk
As of June 30, 2021, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 3.25% as of June 30, 2021, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of June 30, 2021 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at June 30, 2021.
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
Changes in Internal Control over Financial Reporting
The Company implemented certain controls related to the Convertible notes issued on March 5, 2021. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of these additional controls, there were no changes in the Company’s internal control over financial reporting during the six months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The Company issued $138.3 million aggregate principal amount of Convertible notes in a private placement offering on March 5, 2021. The notes bear interest at a rate of 2.25% per year. In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the Notes. The capped calls were purchased for $16.1 million.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).
3.4	Bylaws of the Registrant (filed as Exhibit 3.4 to its Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference).
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).
10.1	ZO Medical and Cutera Agreement 5 Aug 2013
10.2	ZO Skin Health Amendment 21 Aug 2013
10.3	ZO Skin Health Amendment 25 Jan 2021
10.4	ZO Skin Health Amendment 14 Jun 2021
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	Instance Document
101.sch	Inline XBRL Taxonomy Extension Schema Document
101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 6th day of August, 2021.

CUTERA, INC.

/s/ Rohan Seth
Rohan Seth
Chief Financial Officer (Principal Financial and Accounting Officer)