Form 10-Q
period 2021-09-30
CUTERA INC
filed 2021-11-04
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of October 29, 2021, was 17,956,709.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$162,486	$47,047
Accounts receivable, net of allowance for credit losses of $1,227 and $1,598, respectively	30,760	21,962
Inventories	35,493	28,508
Other current assets and prepaid expenses	13,350	8,779
Total current assets	242,089	106,296

Property and equipment, net	2,205	2,299
Deferred tax asset	589	643
Operating lease right-of-use assets	15,269	17,076
Goodwill	1,339	1,339
Other long-term assets	6,955	5,080
Total assets	$268,446	$132,733

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,259	$6,684
Accrued liabilities	44,295	32,295
Operating lease liabilities	2,394	2,260
PPP loan payable	—	3,630
Deferred revenue	9,188	9,489
Total current liabilities	63,136	54,358

Deferred revenue, net of current portion	1,492	1,748
Operating lease liabilities, net of current portion	14,117	15,950
PPP loan payable, net of current portion	—	3,555
Convertible notes, net of unamortized debt issuance costs of $4,225	134,025	—
Other long-term liabilities	333	242
Total liabilities	213,103	75,853

Commitments and Contingencies (Notes 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 17,951,534 and 17,679,232 shares at September 30, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	109,563	117,097
Accumulated deficit	(54,238)	(60,235)
Total stockholders’ equity	55,343	56,880
Total liabilities and stockholders’ equity	$268,446	$132,733
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue:
Products	$50,694	$33,254	$146,056	$81,390
Service	6,690	5,878	19,585	16,350
Total net revenue	57,384	39,132	165,641	97,740
Cost of revenue:
Products	20,259	14,017	59,483	40,326
Service	3,700	3,369	11,234	9,708
Total cost of revenue	23,959	17,386	70,717	50,034
Gross profit	33,425	21,746	94,924	47,706

Operating expenses:
Sales and marketing	19,190	12,286	52,668	38,109
Research and development	5,802	3,432	14,764	10,294
General and administrative	7,807	7,239	23,633	23,575
Total operating expenses	32,799	22,957	91,065	71,978
Income (loss) from operations	626	(1,211)	3,859	(24,272)
Interest and other income (expense), net:
Amortization of debt issuance costs	(225)	—	(492)	—
Interest on convertible notes	(768)	—	(1,737)	—
Gain on extinguishment of PPP loan	—	—	7,185	—
Other expense, net	(561)	(382)	(1,976)	(586)
Total interest and other income (expense), net	(1,554)	(382)	2,980	(586)
Income (loss) before income taxes	(928)	(1,593)	6,839	(24,858)
Income tax expense	462	664	842	1,207
Net income (loss)	$(1,390)	$(2,257)	$5,997	$(26,065)

Net income (loss) per share:
Basic	$(0.08)	$(0.13)	$0.34	$(1.59)
Diluted	$(0.08)	$(0.13)	$0.33	$(1.59)
Weighted-average number of shares used in per share calculations:
Basic	17,945	17,603	17,860	16,368
Diluted	17,945	17,603	18,327	16,368
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(1,390)	$(2,257)	$5,997	$(26,065)
Other comprehensive gain:
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	—	(2)	—	(2)
Reclassification adjustment for losses on investments recognized during the period	—	—	—	63
Net change in unrealized gain (loss) on available-for-sale investments	—	(2)	—	61
Other comprehensive gain (loss), net of tax	—	(2)	—	61
Comprehensive income (loss)	$(1,390)	$(2,259)	$5,997	$(26,004)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880
Issuance of common stock for employee purchase plan	38,991	—	648	—	—	648
Exercise of stock options	57,498	—	1,408	—	—	1,408
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	175,813	—	(1,963)	—	—	(1,963)
Stock-based compensation expense	—	—	8,507	—	—	8,507
Net income	—	—	—	5,997	—	5,997
Balance at September 30, 2021	17,951,534	$18	$109,563	$(54,238)	$—	$55,343

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2021	17,933,020	$18	$106,173	$(52,848)	$—	$53,343
Issuance of common stock for employee purchase plan	—	—	3	—	—	3
Exercise of stock options	3,900	—	156	—	—	156
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	14,614	—	(511)	—	—	(511)
Stock-based compensation expense	—	—	3,742	—	—	3,742
Net loss	—	—	—	(1,390)	—	(1,390)
Balance at September 30, 2021	17,951,534	$18	$109,563	$(54,238)	$—	$55,343

Three and Nine Months Ended September 30, 2020

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Issuance of common stock for employee purchase plan	39,248	—	437	—	—	437
Exercise of stock options	46,878	—	419	—	—	419
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	481,387	1	(3,341)	—	—	(3,340)
Issuance of common stock in connection with public offering, net of offering cost of $2,303	2,742,750	3	26,492	—	—	26,495
Stock-based compensation expense	—	—	8,057	—	—	8,057
Net loss	—	—	—	(26,065)	—	(26,065)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	61	61
Balance at September 30, 2020	17,625,849	$18	$114,410	$(62,423)	$1	$52,006

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at July 1, 2020	17,567,688	$18	$112,644	$(60,166)	$3	$52,499
Exercise of stock options	750	—	8			8
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	57,411	—	(224)	—	—	(224)
Stock-based compensation expense	—	—	1,982	—	—	1,982
Net loss	—	—	—	(2,257)	—	(2,257)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(2)	(2)
Balance at September 30, 2020	17,625,849	$18	$114,410	$(62,423)	$1	$52,006
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$5,997	$(26,065)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	8,507	8,057
Depreciation and amortization	1,014	1,056
Amortization of contract acquisition costs	1,430	2,017
Amortization of debt issuance costs	492	—
Impairment of capitalized cloud computing costs	182	805
Change in deferred tax asset	54	(77)
Provision for credit losses	101	1,750
Gain on sale of property and equipment	(45)	—
PPP loan forgiveness	(7,185)	—
Change in right-of-use assets	1,681	250
Other	—	327
Changes in assets and liabilities:
Accounts receivable	(8,899)	2,209
Inventories	(6,926)	4,588
Other current assets and prepaid expenses	(4,571)	(1,273)
Other long-term assets	(3,487)	(1,701)
Accounts payable	575	(5,886)
Accrued liabilities	11,782	(5,061)
Operating lease liabilities	(1,573)	—
Deferred revenue	(557)	(2,398)
Net cash provided by (used in) operating activities	(1,428)	(21,402)
Cash flows from investing activities:
Acquisition of property, equipment, and software	(382)	(774)
Proceeds from disposal of property and equipment	71	—
Proceeds from maturities of marketable investments	—	19,000
Purchase of marketable investments	—	(24,411)
Net cash used in investing activities	(311)	(6,185)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,056	856
Purchase of capped call	(16,134)	—
Proceeds from PPP loan	—	7,167
Proceeds from issuance of Convertible notes	138,250	—
Payment of issuance costs of Convertible notes	(4,717)	—
Proceeds from equity offering	—	28,798
Cost of equity offering	—	(2,303)
Taxes paid related to net share settlement of equity awards	(1,963)	(3,340)
Payments on finance lease obligations	(314)	(513)
Net cash provided by financing activities	117,178	30,665
Net increase in cash and cash equivalents	115,439	3,078
Cash and cash equivalents at beginning of period	47,047	26,316
Cash and cash equivalents at end of period	$162,486	$29,394
Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$271	$27
Assets acquired under operating lease	$123	$10,623
Gain on extinguishment of PPP loan	$7,185	$—
Supplemental disclosure of cash flow information:
Income tax paid	$763	$—
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) provides energy-based aesthetic systems for practitioners worldwide. The Company develops, manufactures, distributes, and markets energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: enlighten, excel, Secret PRO, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D,truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret PRO and Secret RF (“Consumables” revenue); (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); and (iv) the leasing of equipment through a membership program; are collectively classified as “Products” revenue. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in select locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services its products through its sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 42 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated statements of financial position as of September 30, 2021 and December 31, 2020, and its condensed consolidated statements of results of operations, comprehensive income (loss), changes in equity, and cash flows for the three and nine months ended September 30, 2021, and 2020. The December 31, 2020 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with current year presentation. All significant intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021.
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
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak has negatively affected the United States and global economies. Though the economy is gradually recovering as of the third quarter of 2021, the timing and extent of a full global economic recovery is still uncertain. The spread of the coronavirus and the Delta variant in particular, has impacted the global economy broadly in 2020 and 2021, including restrictions on travel, shifting work forces to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020 and in the nine months ended September 30, 2021. Healthcare facilities in many countries effectively banned elective procedures and this had a significant impact on the Company. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s revenues and profits have improved compared to the first three quarters of fiscal 2020 and the overall economic outlook has also improved in 2021, the COVID-19 outbreak continues to be fluid especially in light of the Delta variant, and the long-term impact on the Company's business due to COVID-19 is still uncertain. The Company cannot presently predict the scope and severity of any impacts in future periods from business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the nine months ended September 30, 2021, other than an impairment loss of $0.2 million on capitalized costs of cloud-based customer relationship management ("CRM") software. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts which are subject to uncertainty.
The Company has experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc. (“ZO”), which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales may have been the result of the COVID-19 pandemic changing customers’ spending habits, resulting in customers purchasing aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures. Future growth in sales of skincare products depends on customers maintaining spending habits adopted during the COVID-19 pandemic. If customers revert to original spending habits after the COVID-19 pandemic, such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.
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
The Company issued $138.3 million of convertible senior notes ("Notes" or "Convertible notes") in a private placement offering on March 5, 2021. The Convertible notes bear interest at a rate of 2.25% per year. In accordance with Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40), the Company recorded the Convertible notes as long-term debt with no separation between the Convertible notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Convertible notes early, which may result in a change in the classification of the Convertible notes to current liabilities.
The circumstances described in the paragraph above were met during the second and third quarters of 2021, as the Company's stock traded at a price in excess of the conversion price. As a result, the Notes were convertible at the option of the holder from July 1, 2021 until September 30, 2021, and are currently convertible from October 1, 2021 until December 31, 2021. Upon any conversion of the Convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election. The Company did not receive any conversion requests in the three months ended September 30, 2021. To the extent there are any conversion requests during the period from October 1, 2021 until December 31, 2021, the Company intends to settle such conversion requests by issuing shares of common stock. Therefore, as of September 30, 2021, the Convertible notes have been included as long-term liability on the condensed consolidated balance sheet.

The costs associated with issuance of the Convertible notes, including underwriters’ fees, are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible notes. The debt issuance costs are being amortized over the life of the Convertible notes as additional non-cash interest expense.
In connection with issuance of the Convertible notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion of the Notes. The capped calls were purchased for $16.1 million and recorded as a reduction to additional paid in capital in the condensed consolidated balance sheet as of September 30, 2021.
The Company capitalized cloud computing systems implementation costs of $1.2 million and $1.8 million during the three and nine months ended September 30, 2021, respectively. These costs relate to an on-going implementation of a new Enterprise Resource Planning system and are included in Other long-term assets and Other current assets and prepaid expenses on the condensed consolidated balance sheet.
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
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes, to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this guidance in the three and nine months ended September 30, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.
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
Note 2. Cash, Cash Equivalents
The following table summarizes the Company's cash and cash equivalents (in thousands):

(Dollars in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$162,486	$47,047

The Company had no marketable securities as of September 30, 2021 and December 31, 2020.
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
Note 4. Balance Sheet Details
Inventories
As of September 30, 2021 and December 31, 2020, inventories consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Raw materials	$18,858	$14,874
Work in process	1,978	1,030
Finished goods	14,657	12,604
Total	$35,493	$28,508
Accrued Liabilities
As of September 30, 2021 and December 31, 2020, accrued liabilities consist of the following (in thousands):

	September 30, 2021	December 31, 2020
Bonus and payroll-related accruals	$18,220	$12,197
Sales and marketing accruals	3,515	2,352
Accrued inventory in transit	4,623	2,476
Product warranty	3,926	4,124
Accrued sales tax	7,085	5,343
Other accrued liabilities	6,926	5,803
Total	$44,295	$32,295

Note 5. Product Warranty
The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland, and the United Kingdom. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides the estimated cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are generally recognized at the time when costs are incurred.
The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$4,438	$4,815	$4,124	$6,400
Add: Accruals for warranties issued during the period	803	1,274	3,970	3,234
Less: Settlements made during the period	(1,315)	(1,668)	(4,168)	(5,213)
Ending Balance	$3,926	$4,421	$3,926	$4,421
Note 6. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one, two or three year terms. Deferred revenue also includes payments for training and extended marketing support services. Approximately 86% of the Company’s deferred revenue balance of $10.7 million as of September 30, 2021 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning balance	$11,403	$11,779	$11,237	$14,222
Add: Payments received	3,880	3,854	13,226	9,314
Less: Revenue	(2,576)	(762)	(4,851)	(2,342)
Less: Revenue recognized from beginning balance	(2,027)	(3,047)	(8,932)	(9,370)
Ending balance	$10,680	$11,824	$10,680	$11,824
Costs for extended service contracts were $2.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively, and were $1.9 million and $5.6 million for the three and nine months ended September 30, 2020, respectively.
Note 7. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 12% of the Company's total revenue for the three and nine months ended September 30, 2021, and 15% and 17% of the Company's total revenue for the three and nine months ended September 30, 2020, respectively.
The Company has certain systems sales arrangements that contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and services are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the sale arrangements. The Company’s system sale arrangements can include all or a combination of the following performance obligations: the system and software license (considered as one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts, marketing services, and time and materials services.
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
Consumables and other accessories
The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement hand pieces, Titan and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, and Secret RF, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Secret RF product single use disposable tips must be replaced after every treatment. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.
Equipment leasing
The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue. The Company recognizes lease income over the term of the lease if the lease is classified as an operating lease. For agreements that grant customers the right to purchase the leased system, the Company typically classifies the lease as a sales-type lease as the Company has determined it is reasonably certain that the customer will exercise the purchase option. On the commencement of sales-type leases, the Company recognizes revenue upfront in product revenue and the corresponding receivables is classified in Other current assets and prepaid expenses on the condensed consolidated balance sheets (See Note 11 - Leases). There were no sales-type leases during the three and nine months ended September 30, 2021 or 2020. Operating lease income was not material for the three and nine months ended September 30, 2021 or 2020.
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
Loyalty Program
The Company has a customer loyalty program for qualified customers located in the U.S., Canada, Australia and New Zealand. Under the loyalty program, based on their purchasing levels, customers accumulate points that can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of September 30, 2021 and December 31, 2020, the liability for the loyalty program included in accrued liabilities was $0.4 million and $0.3 million, respectively.
Deferred Sales Commissions
Incremental costs of obtaining a contract, which consist primarily of commissions and related payroll taxes, are deferred and amortized on a straight-line basis over an expected period of benefit estimated to be two to three years, except for costs that are recognized when product is sold.
Total capitalized costs as of September 30, 2021 and December 31, 2020 were $3.8 million and $3.4 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.4 million and $1.4 million during the three and nine months ended September 30, 2021, respectively, and was $0.6 million and $2.0 million during the three and nine months ended September 30, 2020, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.

Note 8. Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. In September 2021, stockholders approved an additional 450,000 shares for future grants. The 2019 Plan provides for the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock or cash awards.
The Company’s Board of Directors granted the Company's executive officers, senior management and certain employees 463,593 PSUs during the nine months ended September 30, 2021. Of this total, 198,591 units vest subject to the Company’s achievement of certain operational goals for the 2021 fiscal year related to product milestones, sales and commercial milestones and certain cost reduction targets. In addition, there is a service requirement related to half of the granted quantity that requires the grant recipient to provide one year of service subsequent to the milestone achievement date.

In July 2021, the Company granted 265,002 units to certain employees. This grant consists of four separate vesting quantities that will vest from April 2023 through June 2024 upon the achievement of milestones associated with each vesting quantity and continued service.
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2020	1,085,170
Additional shares reserved	450,000
RSUs granted	(213,522)
PSUs granted	(463,593)
Options granted	(172,139)
Stock awards canceled / forfeited / expired	295,392
Options canceled / forfeited / expired	24,090
Balance, September 30, 2021	1,005,398

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2020	217,007	$22.35	3.75
Options granted	172,139	$30.71
Options exercised	(57,498)	$24.49
Options canceled / forfeited / expired	(24,090)	$32.90
Balance, September 30, 2021	307,558	$25.80	4.84

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2020	779,757	$23.96
RSUs granted	213,522	$36.80
PSUs granted	463,593	$41.23
Awards released	(175,813)	$22.45
Stock awards canceled / forfeited / expired	(298,028)	$27.24
Balance, September 30, 2021	983,031	$33.91
Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$330	$326	$908	$1,359
Sales and marketing	711	648	1,954	2,618
Research and development	1,020	254	1,628	1,344
General and administrative	1,681	754	4,017	2,736
Total stock-based compensation expense	$3,742	$1,982	$8,507	$8,057
Note 9. Net Income (Loss) Per Share
On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. The Company now uses the if converted method for its Convertible notes in calculating the diluted net income (loss) per share, and includes the effect of potential share settlement for the Convertible notes, if the effect is dilutive.
Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, restricted stock units, performance stock units, ESPP shares and conversion shares under the Convertible notes. The diluted EPS is computed with the assumption that the Company will settle the convertible debt in shares, rather than cash.

As of September 30, 2021, the Company’s Convertible notes were potentially convertible into 4,167,232 shares of common stock. The Company used the if-converted method to calculate the potential dilutive effect of the conversion spread on diluted net income per share for the nine months ended September 30, 2021.

The denominator for diluted net income (loss) per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the Convertible notes, as this effect would be anti-dilutive. In the event of conversion of a Convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the Convertible notes. In the three and nine months ended September 30, 2021, the “if-converted method” was not applied as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2020, and the three months ended September 30, 2021, basic loss per common share and diluted loss per common share are the same in each respective period as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net income (loss) per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) used in calculating net income (loss) per share, basic and diluted	$(1,390)	$(2,257)	$5,997	$(26,065)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	17,945	17,603	17,860	16,368
Dilutive effect of incremental shares and share equivalents:
Options	—	—	70	—
RSUs	—	—	297	—
PSUs	—	—	81	—
ESPP	—	—	19	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	17,945	17,603	18,327	16,368
Net income (loss) per share:
Net income (loss) per share, basic	$(0.08)	$(0.13)	$0.34	$(1.59)
Net income (loss) per share, diluted	$(0.08)	$(0.13)	$0.33	$(1.59)

The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Capped call	4,167	—	4,167	—
Convertible notes	4,167	—	4,167	—
Options to purchase common stock	308	232	187	246
Restricted stock units	528	733	72	735
Performance stock units	455	24	24	83
Employee stock purchase plan shares	22	17	—	57
Total	9,647	1,006	8,617	1,121
Note 10. Income Taxes
For the three and nine months ended September 30, 2021, the Company's income tax expense was $0.5 million and $0.8 million, respectively, compared to $0.7 million and $1.2 million for the three and nine months ended September 30, 2020, respectively.
The Company's income tax expense for the three and nine months ended September 30, 2021 is due primarily to income taxes in foreign jurisdictions. The PPP loan forgiveness recognized during the nine months ended September 30, 2021 is excluded from taxable income under Section 1106(i) of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
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
Note 11. Leases
The Company is a party to certain operating and finance leases for vehicles, office space and storage facilities. The Company’s operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles. The Company’s leases generally have remaining terms of one to ten years, some of which include options to renew the leases for up to five years. The Company leases space for operations in the United States, Australia, Belgium, France, Japan and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	September 30, 2021	December 31, 2020
Assets
Right-of-use assets	Operating lease assets	$15,269	$17,076
Finance lease	Property and equipment, net	377	467
Total leased assets		$15,646	$17,543

Liabilities	Classification	September 30, 2021	December 31, 2020
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,394	$2,260
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	14,117	15,950
Total Operating lease liabilities		$16,511	$18,210

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$497	$370
Finance lease liabilities, non-current	Other long-term liabilities	333	242
Total Finance lease liabilities		$830	$612

Lease costs during the three and nine months ended September 30, 2021 and 2020 (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2021	2020	2021	2020
Finance lease cost	Amortization expense	$103	$121	$340	$545
Finance lease cost	Interest for finance lease	$12	$14	$40	$49
Operating lease cost	Operating lease expense	$882	$752	$2,641	$2,208
Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2021 and 2020 was as follows (in thousands):

		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2021	2020
Operating cash flow	Finance lease	$38	$49
Financing cash flow	Finance lease	$314	$513
Operating cash flow	Operating lease	$2,324	$1,987
Facility leases
Maturities of facility leases were as follows as of September 30, 2021 (in thousands):

As of September 30, 2021	Amount
Remainder of 2021	$771
2022	3,135
2023	3,173
2024	2,877
2025	2,875
2026 and thereafter	6,308
Total lease payments	19,139
Less: imputed interest	2,628
Present value of lease liabilities	$16,511
Vehicle Leases
As of September 30, 2021, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of September 30, 2021	Amount
Remainder of 2021	$130
2022	453
2023	199
2024	132
2025	9
Total lease payments	923
Less: imputed interest	93
Present value of lease liabilities	$830

Weighted-average remaining lease term and discount rate, as of September 30, 2021, were as follows:

Lease Term and Discount Rate	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	6.0
Finance leases	1.7
Weighted-average discount rate
Operating leases	4.8%
Finance leases	6.5%
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
For the sales-type leases, the net investment of the Company’s lease receivable is measured at the commencement date and is included in the condensed consolidated balance sheets as a component of other current assets and prepaid expenses. As of December 31, 2020, the Company recorded $0.7 million of revenue for the sales-type leases in the condensed consolidated statement of operations and the related lease receivable in other current assets of the condensed consolidated balance sheet. There was no revenue recognized from the sales-type lease arrangement for the three and nine months ended September 30, 2021 and 2020, respectively. During the three and nine months ended September 30, 2021, the Company received a full payment of $0.1 million and $0.3 million from a customer who exercised a purchase option. As of September 30, 2021, the lease receivable balance included in other current assets of the condensed consolidated balance sheet was $0.4 million
Equipment lease revenue for operating lease agreements is recognized over the life of the lease. The amount of operating lease income included in Product revenue in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2021 was $0.1 million.
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

As of September 30, 2021 and December 31, 2020, the Company had accrued $0.8 million and $0.4 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
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
Initially, each $1,000 principal amount of Notes was convertible into 30.1427 shares of the Company’s common stock at a conversion price of $33.18 per share. The conversion rate for the Convertible notes is subject to adjustment for certain events as set forth in the Indenture governing the Convertible notes. The Convertible notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the Convertible notes. No sinking fund is provided for the Notes. As of September 30, 2021, the net carrying amount of the Company’s Convertible notes was $134.0 million and the unamortized debt issuance costs were $4.2 million.
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
The circumstances described in the first bullet of the paragraph above were met during the second and third quarters of 2021 as the Company's stock traded at a price in excess of the conversion price for the required number of days during each quarter. As a result, the Notes were convertible at the option of the holder from July 1, 2021 until September 30, 2021, and are currently convertible at the option of the holder from October 1, 2021 until December 31, 2021. Upon any conversion requests of the Convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the period from October 1, 2021 until December 31, 2021, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2021, the Convertible notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the Convertible notes was approximately $217.1 million as of September 30, 2021, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
The following table presents the outstanding principal amount and carrying value of the Convertible notes (in thousands):

	September 30, 2021	December 31, 2020
Outstanding principal amount	$138,250	$—
Unamortized debt issuance costs	(4,225)	—
Carrying Value	$134,025	$—
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
Debt Issuance Cost
The issuance costs related to the Convertible notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible notes. During the nine months ended September 30, 2021, the Company incurred direct costs associated with the issuance of Convertible notes of $4.7 million.

The issuance costs are amortized using an effective interest method basis over the term of the Convertible notes and accordingly the Company recorded approximately $0.2 million and $0.5 million of amortization of debt issuance costs during the three and nine months ended September 30, 2021, respectively.
The effective interest rate on the Convertible notes is 2.97%. Interest expense for the three and nine months ended September 30, 2021, including the amortization of debt issuance cost, totaled approximately $1.0 million and $2.2 million, respectively.
Loan and Security Agreement
On July 9, 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. The SVB Revolving Line of Credit matures on July 9, 2024.
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
The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial covenants, including maintaining a quarterly minimum revenue of $90.0 million, determined in accordance with GAAP on a trailing twelve-month basis, but which is only applicable if the Company has an outstanding balance under the loan facility.
On March 4, 2021, the Loan and Security Agreement dated July 9, 2020 was amended to (i) permit the Company to issue the Convertible notes and perform its obligations in connection therewith, and (ii) permit the Capped Call transactions.
On or about May 28, 2021, the Loan and Security Agreement was amended. The amendment removed the quarterly minimum revenue requirement but kept in place the other financial covenants.
As of September 30, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
The Paycheck Protection Program (PPP) Loan
On April 22, 2020, the Company received loan proceeds of $7.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The loan, which was in the form of a promissory note dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, originally matured on April 21, 2022 and bore interest at a fixed rate of 1.00% per annum, payable monthly commencing September 2021. There was no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may have been forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities.
The PPP loan and related accrued interest were forgiven in June 2021 under the provisions of the CARES Act, and a $7.2 million gain on forgiveness was recorded as Gain on extinguishment of PPP loan in the condensed consolidated statement of operations.
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
The following table presents a summary of revenue by geography for the three and nine months September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue mix by geography:
United States	$22,737	$15,443	$64,553	$40,142
Japan	19,335	11,497	53,311	27,176
Asia, excluding Japan	3,790	3,204	9,869	8,279
Europe	3,651	2,769	12,703	6,910
Rest of the World, other than United States, Asia and Europe	7,871	6,219	25,205	15,233
Total consolidated revenue	$57,384	$39,132	$165,641	$97,740
Revenue mix by product category:
Products	$32,191	$24,121	$96,079	$60,621
Consumables	3,684	2,304	11,040	6,263
Skincare	14,819	6,829	38,937	14,506
Total product revenue	50,694	33,254	146,056	81,390
Service	6,690	5,878	19,585	16,350
Total consolidated revenue	$57,384	$39,132	$165,641	$97,740

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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of September 30, 2021.
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
The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 truSculpt flex in June 2019, Secret PRO in July 2020 and excel V+III during the fourth quarter of 2020.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, Netherlands, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a worldwide distributor network in over 42 countries.
Products and Services
The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue), the sale of third party manufactured skincare products (“Skincare” revenue); and the leasing of equipment through a membership program. A system consists of a console that incorporates a universal graphic user interface, a laser and or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.
The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose and provides the Company with a source of additional Systems revenue. The Company’s primary system platforms include excel, enlighten, Secret RF, truSculpt and xeo.
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
•enhanced physician development and reference selling efforts (to develop a location where Company’s products can be displayed and used to assist in selling efforts);
•customer demand for the Company’s products;
•consumer demand for the application of the Company’s products;
•marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
•generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, truSculpt cycles, skincare products and replacement tips for the Secret RF product.
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
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred, and has determined that no charges were necessary during the nine months ended September 30, 2021 other than an impairment loss of $0.2 million on capitalized implementation costs of cloud-based CRM software. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available.
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
In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally designated to reduce the potential dilution of the Company's common stock upon any conversion of the notes. The capped calls were purchased for $16.1 million and recorded as a reduction to stockholders’ equity
Basic income (loss) per share of common stock is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding for the respective period in accordance with ASC 260. Diluted income per common share reflects the potential dilution that would occur if contracts to issue common stock were exercised or converted into common stock. See Note 9 the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net revenue	100%	100%	100%	100%
Cost of revenue	42%	44%	43%	51%
Gross margin	58%	56%	57%	49%

Operating expenses:
Sales and marketing	33%	31%	32%	39%
Research and development	10%	9%	9%	11%
General and administrative	14%	19%	14%	24%
Total operating expenses	57%	59%	55%	74%

Income (loss) from operations	1%	(3)%	2%	(25)%
Amortization of debt issuance costs	—%	—%	—%	—%
Interest on Convertible notes	(1)%	—%	(1)%	—%
Gain on extinguishment of PPP loan	0%	—%	4%	—%
Other expense, net	(1)%	(1)%	(1)%	(1)%
Income (loss) before income taxes	(2)%	(4)%	4%	(25)%

Income tax expense	1%	2%	1%	1%
Net income (loss)	(2)%	(6)%	4%	(27)%
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
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 12% and 17% of the Company’s total revenue for the nine months ended September 30, 2021 and 2020, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	% Change	2020	2021	% Change	2020
Revenue mix by geography:
North America	$26,710	44%	$18,488	$75,794	67%	$45,483
Japan	19,335	68%	11,497	53,311	96%	27,176
Rest of World	11,339	24%	9,147	36,536	46%	25,081
Consolidated total revenue	$57,384	47%	$39,132	$165,641	69%	$97,740

North America as a percentage of total revenue	47%		47%	46%		47%
Japan as a percentage of total revenue	34%		29%	32%		28%
Rest of World as a percentage of total revenue	19%		23%	22%		26%

Revenue mix by product category:
Systems - North America	$20,680	51%	$13,700	$57,353	78%	$32,296
Systems – Rest of World (including Japan)	11,511	10%	10,421	38,726	37%	28,325
Total Systems	32,191	33%	24,121	96,079	58%	60,621
Consumables	3,684	60%	2,304	11,040	76%	6,263
Skincare	14,819	117%	6,829	38,937	168%	14,506
Total Products	50,694	52%	33,254	146,056	79%	81,390
Service	6,690	14%	5,878	19,585	20%	16,350
Total Net Revenue	$57,384	47%	$39,132	$165,641	69%	$97,740
The Company’s total net revenue increased by 47% and 69% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, as a result of recovery in the demand of the Company’s products and services as the economic outlook due to the COVID-19 pandemic improved.
Revenue by Geography
The Company’s North America revenue increased by $8.2 million or 44%, and $30.3 million or 67% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. The increase was due primarily to a significant recovery in sales in the North America market as the U.S. economic outlook improved in the first three quarters of 2021.
Revenue in Japan increased by $7.8 million or 68%, and $26.1 million or 96% in the three and nine month periods ended September 30, 2021, respectively, compared to the same periods in 2020, due to a significant increase in sales of Skincare products.
The Company’s Rest of World revenue increased by $2.2 million or 24%, and $11.5 million or 46% in the three and nine month periods ended September 30, 2021, respectively, compared to the same periods in 2020. The increase was mostly due to growth in the Company’s business in Australia and Europe.

Revenue by Product Type
Systems Revenue
Systems revenue in North America increased by $7.0 million or 51%, and $25.1 million or 78% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, mainly due to the recovery from the business disruptions caused by the COVID-19 pandemic.
The Rest of the World (including Japan) systems revenue increased by $1.1 million or 10%, and $10.4 million or 37% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020, primarily due to increased sales in the Company’s direct businesses in Australia and Europe, partially offset by decreased sales from distributors in Middle East and Asian regions.
Consumables Revenue
Consumables revenue increased by $1.4 million or 60%, and $4.8 million or 76% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, truSculpt 3D and truSculpt flex, each of which have a consumable element.
Skincare Revenue
The Company’s revenue from Skincare products in Japan increased by $8.0 million or 117%, and $24.4 million or 168% in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020. The increase was due primarily to increased marketing and promotional activities and the changes in the customer’s spending habits, as customers purchased more aesthetic treatments that could be applied at home, as a result of limitations on in-person aesthetic procedures due to the COVID-19 pandemic.
Service Revenue
The Company’s Service revenue increased $0.8 million or 14%, and $3.2 million or 20%, in the three and nine-month periods ended September 30, 2021, respectively, compared to the same periods in 2020. This increase was due primarily to increased sales of service contracts, and support and maintenance services provided on a time and materials basis.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Gross profit	$33,425	$21,746	$11,679	$94,924	$47,706	$47,218
As a percentage of total net revenue	58.2%	55.6%	2.7%	57.3%	48.8%	8.5%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three and nine month periods ended September 30, 2021 increased 2.7 percentage points and 8.5 percentage points, respectively, compared to the same periods in 2020. The increase in gross profit as a percentage of revenue was primarily driven by an increase in selling prices and volumes as a result of the economic recovery. The increase in sales volume improved the Company's leveraging of fixed costs, which improved the Company's gross margin.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Sales and Marketing	$19,190	$12,286	$6,904	$52,668	$38,109	$14,559
As a percentage of total net revenue	33.4%	31.4%	2.0%	31.8%	39.0%	(7.2)%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.
Sales and marketing expenses for the three and nine-month periods ended September 30, 2021, increased $6.9 million and $14.6 million compared to the same periods in 2020. These increases reflected headcount growth and an increase in commission costs due to higher revenue. Also contributing to the increase in sales and marketing expenses were marketing costs related to new business, trade shows and other promotions, and a resumption in travel activities.
Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Research and development	$5,802	$3,432	$2,370	$14,764	$10,294	$4,470
As a percentage of total net revenue	10.1%	8.8%	1.3%	8.9%	10.5%	(1.6)%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $2.4 million, and $4.5 million in the three and nine month periods ended September 30, 2021, respectively, compared to the same periods in 2020. These increases were due primarily to higher personnel expenses driven by an increase in headcount.
General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
General and administrative	$7,807	$7,239	$568	$23,633	$23,575	$58
As a percentage of total net revenue	13.6%	19.0%	(5.4)%	14.3%	24.1%	(9.9)%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $0.6 million, for the three months ended September 30, 2021, compared to the same period in 2020. The increase was due primarily to $2.1 million higher personnel expenses driven primarily by an increase in headcount partially offset by a decrease of $1.6 million in outside services, fees and other administrative expenses.
G&A expenses increased by $0.1 million in the nine months ended September 30, 2021, compared to the same period in 2020. The increase was due primarily to $3.5 million higher personnel expenses driven primarily by an increase in headcount, offset by a decrease of $3.8 million in outside services, fees and other administrative expenses.
Interest and Other income (expense), Net
Interest and other income (expense), net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Interest and other expense, net	$(1,554)	$(382)	$(1,172)	$2,980	$(586)	$3,566
Interest and other income (expense), net decreased $1.2 million for the three months ended September 30, 2021, compared to the same period in 2020, due to interest expense related to Convertible notes issued in March 2021. Interest and other income (expense), net, increased $3.6 million in the nine-month period ended September 30, 2021, compared to the same periods in 2020, due primarily to a $7.2 million gain resulting from the forgiveness of the PPP loan and accrued interest. This gain was partially offset by $1.7 million in interest expense related to the Convertible notes.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	Change	2021	2020	Change
Income tax provision	$462	$664	$(202)	$842	$1,207	$(365)
The Company's income tax expenses were $0.5 million and $0.8 million for the three and nine months ended September 30, 2021, respectively, compared to $0.7 million and $1.2 million for the same periods in 2020, respectively.
Liquidity and Capital Resources
The Company’s principal source of liquidity in the nine months ended September 30, 2021, was cash generated from net proceeds from the issuance of the Convertible notes in March 2021. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash and cash equivalent are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of September 30, 2021 and December 31, 2020, the Company had $179.0 million and $51.9 million of working capital, respectively. Cash and cash equivalents increased by $115.4 million to $162.5 million as of September 30, 2021 from $47.0 million as of December 31, 2020, primarily due to net proceeds from the issuance of the Convertible notes, partially offset by $16.1 million in premiums paid for separate capped call transactions related to the issuance of the Convertible notes.
Cash, Cash Equivalents
The following table summarizes its cash, cash equivalents and marketable investments:

(Dollars in thousands)	September 30, 2021	December 31, 2020	Change
Cash and cash equivalents	$162,486	$47,047	$115,439
Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Net cash flow provided by (used in):
Operating activities	$(1,428)	$(21,402)
Investing activities	(311)	(6,185)
Financing activities	117,178	30,665
Net increase in cash and cash equivalents	$115,439	$3,078
Cash Flows from Operating Activities
Net cash used in operating activities in the nine months ended September 30, 2021, was $1.4 million, which reflected net income, adjusted for non-cash items, of $12.2 million, offset by changes in assets and liabilities of $13.6 million.
Net cash used in operating activities in the nine months ended September 30, 2020, was $21.4 million, mainly reflecting the net loss for the period of $26.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.3 million in the nine months ended September 30, 2021, which was attributable to purchases of property, equipment and software.
Net cash used in investing activities was $6.2 million in the nine months ended September 30, 2020, mainly reflecting net purchases of marketable investments.

Cash Flows from Financing Activities
Net cash provided by financing activities was $117.2 million in the nine months ended September 30, 2021, which was primarily due to the proceeds from the issuance of Convertible notes, net of issuance costs and cash used for the purchase of capped calls, of $117.4 million.

Net cash provided by financing activities was $30.7 million in the nine months ended September 30, 2020, which was primarily due to $26.5 million in net proceeds from the issuance of common stock in April 2020 and $7.2 million received from the PPP loan, partially offset by $3.3 million of cash used for taxes related to net settlement of equity awards.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash, cash equivalents of $162.5 million as of September 30, 2021. In the first three quarters of 2021, the Company’s principal source of liquidity was $133.5 million of net proceeds from the issuance of the Company’s notes, partially offset by $16.1 million in premiums paid concurrently for a separate capped call transaction. The Company intends to use the cash generated in the first three quarters of 2021 to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
The Company believes that the existing cash and cash equivalents and the cash available under the revolving credit facility will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months.
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of convertible notes due on March 15, 2026 in a private placement offering. The Convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. The Convertible notes are presented as long-term debt, net of debt discount. Proceeds from the offering were $133.5 million, net of issuance costs, including underwriters’ fees, which were recorded in the condensed consolidated balance sheet.
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
On March 4, 2021, the Loan and Security Agreement was amended to (i) permit the Company to issue the Convertible notes, and (ii) to permit the capped call transactions.
On or about May 28, 2021, the Loan and Security Agreement was amended. The amendment removed the quarterly minimum revenue requirement but kept in place the other financial covenants.
As of September 30, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
During any fiscal quarter commencing after the fiscal quarter ending on September 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the Convertible notes on each applicable trading day. This condition was met for the convertible notes during the second and third quarters of 2021, as the Company's stock traded at a price in excess of the conversion price. As a result, the Notes were convertible at the option of the holder from July 1, 2021 until September 30, 2021, and are currently convertible at the option of the holder from October 1, 2021 until December 31, 2021. If one or more holders elect to convert their convertible notes, unless the Company elects to satisfy its conversion obligation by delivering solely shares of its common stock, the Company would be required to settle a portion or all of its conversion obligation through the payment of cash, which could adversely affect the Company’s liquidity.
Interest Rate and Market Risk
As of September 30, 2021, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 3.25% as of September 30, 2021, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation as of September 30, 2021 was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures of a company that are designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the company’s management, including its CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures were effective at September 30, 2021.
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
Changes in Internal Control over Financial Reporting
The Company implemented certain controls related to the Convertible notes issued on March 5, 2021. These controls were designed and implemented to ensure the completeness and accuracy over financial reporting. With the exception of these additional controls, there were no changes in the Company’s internal control over financial reporting during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS
Except as set forth below, the Company's Risk Factors have not materially changed from those previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 23, 2021.
Global Supply Chain Disruption and Inflation may have a material adverse effect on our business, financial condition and results of operations.
The disruptions to the global economy in 2020 and into 2021 have impeded global supply chains, resulting in longer lead times and also increased critical component costs and freight expenses. We have taken steps to minimize the impact of these increased costs by working closely with our suppliers and customers. Despite the actions we have undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on our business, financial condition and results of operations.
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 4th day of November, 2021.

CUTERA, INC.

/s/ Rohan Seth
Rohan Seth
Chief Financial Officer (Principal Financial and Accounting Officer)