Form 10-K
period 2021-12-31
CUTERA INC
filed 2022-03-01
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2021
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2021 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2021, was approximately $796 million.
The number of shares of Registrant’s common stock issued and outstanding as of February 22, 2022 was 18,060,261.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2022 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2021.

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

PART I
ITEM 1.    BUSINESS
In this Annual Report on Form 10-K, “Cutera,” “the Company,” “we,” “us,” and “the Company’s” refer to Cutera, Inc. and its consolidated subsidiaries.
Company Background
Cutera was formed in 1988 as a Delaware corporation and is a global provider of laser and energy-based aesthetic systems for practitioners worldwide. The Company designs, develops, manufactures, distributes, and markets light and energy-based product platforms for use by physicians and other qualified practitioners (collectively, “practitioners”), enabling them to offer safe and effective aesthetic treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently offers easy-to-use products based on the following key platforms: enlighten®, enlighten SR®, excel® HR, excel® V, excel® V+, truSculpt® iD, truSculpt® flex, Secret PRO, Secret RF®, and xeo® — each of which enables physicians and other qualified practitioners to perform safe and effective aesthetic procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, and toenail fungus. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. The Company’s ongoing research and development activities primarily focus on developing new products and improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 and truSculpt flex in June 2019, Secret PRO in July 2020, and a product extension of excel V+ during the fourth quarter of 2020. In 2021 the Company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
The Company’s trademarks include: "Cutera®," "AccuTip 500®," “CoolGlide®,” “CoolGlide excel®,” “enlighten®,” “excel HR®,” “excel V®,” “excel V+®,” “LimeLight®,” "MyQ®," “Pearl®,” “PICO Genesis®,” “ProWave 770®,” “Solera®,” “Titan®,” “truSculpt®,” “truSculpt iDTM,” “truSculpt flexTM,”"Secret PRO,” “Secret RF®,” and “xeo®.” The Company’s logo and other trade names, trademarks, and service marks appearing in this document are the Company’s property. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trademarks and trade names referred to in this Annual Report on Form 10-K appear without the ® or symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trademarks and trade names.
A description of each of the Company’s devices and a summary of the features of the Company’s primary platforms are as follows:
•Secret PRO – In 2020, the Company expanded its distribution of the Secret PRO device. Secret PRO features two proven technologies – RF microneedling and fractional CO2. Secret PRO utilizes fractional CO2 for skin resurfacing and radio frequency microneedling for deep dermal remodeling. The pairing of technologies provides practitioners the ability to tailor each treatment for a patients individual skin concerns. Used individually or in combination for best outcomes with minimal downtime. Each time a procedure is performed, the physician must use a new handpiece tip. The sale of the replacement tip results in recurring revenue.
•truSculpt flex – In June 2019, the Company introduced the truSculpt flex for the muscle-sculpting market. This product is a bio-electrical muscle stimulation device designed to strengthen, firm and tone the abdomen, buttocks and thighs, and can treat patients at all fitness levels. The truSculpt flex delivers Multi-Direction Stimulation with truControl, inducing muscle hypertrophy and hyperplasia. Johari Digital Healthcare Ltd. (the Company’s contract manufacturing organization) received 510(k) clearance from the United States (“U.S.”) Food and Drug Administration (“FDA”) for muscle conditioning in 2013. It is sold in the USA, Canada, Japan, certain Asia Pacific markets, and the European Union (“EU”) and is expected to be sold to a broader international customer base upon required regulatory approvals. The truSculpt flex includes a consumable handpiece that needs to be "refilled" after a set number of treatments are performed, resulting in recurring revenue. In 2021, the company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
•excel V+ – In February 2019, the Company introduced the excel V+, a new iteration of the excel V vascular platform originally introduced in 2011. Excel V+, is a high-performance, vascular and benign pigmented lesion treatment platform explicitly designed for the market of dermatologists and plastic surgeons. The excel V+ has 50% more power than its predecessor and provides a greater range of parameters for faster, more customizable treatments. The excel V and excel V+ are solid-state laser platforms providing a combination of the 532 nanometers (“nm”) green laser with 1064 nm Nd:YAG technology to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions. In Q4 of 2020, the Company introduced a product extension to its excel V+ platform, which included a new, 1 mm Dermastat handpiece and expanded specifications. The new excel V+, expanded treatment capabilities and provided dermatologists and aesthetic providers a higher level of precision and versatility for vascular and pigmented lesions. The excel V+ continues to boast 50% more power than its predecessor (excel V) and provides a greater range of parameters for faster, more customizable treatments. excel V+ is a solid-state laser platform combining the 532 nanometers (“nm”) green laser with 1064 nm Nd:YAG technology to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions. The excel V+ device includes Cutera’s signature laser genesis treatment, and introduced the ‘green genesis’ treatment – a micro-pulsed 532 treatment.
•truSculpt iD – In July 2018, the Company introduced a hands-free version of the Company’s truSculpt platform, the truSculpt iD, for the non-surgical body sculpting market. It includes consumable cycles that need to be ordered by the practitioner after a set number of treatments are performed, resulting in recurring revenue. This product is a high-powered radio frequency (“RF”) system designed for circumferential reduction, lipolysis, and deep tissue heating and can treat all body and skin types. The truSculpt iD delivers targeted energy at 2 MHz, causing subcutaneous adipose tissue lipolysis. The Company received 510(k) clearance from the FDA for lipolysis of abdominal fat in 2018. Prior truSculpt platforms include the truSculpt 3D, a 2 MHz device for tissue heating and circumferential reduction of fat in the abdomen and flank, and the original truSculpt platform launched in August 2012 and delivered treatments at 1 MHz. In December 2016, the Company received 510(k) clearance from the FDA to market the truSculpt platform for the temporary reduction in circumference of the abdomen. The truSculpt 3D includes a consumable handpiece that needs to be “refilled” after a set number of treatments are performed, resulting in recurring revenue.
•Secret RF – In January 2018, the Company introduced a new fractional RF microneedling device that delivers heat into the deeper layers of the skin using controlled RF energy. The targeted energy revitalizes the tissue, via hemostasis, and coagulation of the tissue, minimizing downtime. Each time a procedure is performed, the physician must use a new handpiece tip. The sale of the replacement tip results in recurring revenue. The Company is the distributor of Secret RF.
•enlighten – In December 2014, the Company introduced the enlighten laser platform with a dual wavelength (1064 nm + 532 nm). In December 2016, the Company introduced a three wavelength model (1064 nm + 532 nm + 670 nm), enlighten III. The enlighten system is a dual pulse duration (750 picoseconds, or “ps,” and two nanoseconds, or “ns”) laser system cleared for multi-colored tattoo removal and the treatment of benign pigmented lesions and acne scars. In 2018, the Company introduced an expanded performance enlighten III, and in April 2018, the Company introduced enlighten SR, a lighter version of enlighten with reduced optical performance. Clinical studies were conducted to support an FDA clearance in October 2018 for treatment of acne scars on patients with Fitzpatrick skin types II-V when used with the PICO Genesis FX Micro Lens Array (“MLA”) handpiece attachment.
•excel HR – In June 2014, the Company introduced the excel HR platform, a premium hair removal solution for all skin types, combining the Company’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.
•xeo – In 2003, the Company introduced the xeo platform, which combines intense pulsed light technology with laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, fine lines, and laxity.
In addition to the above-mentioned primary systems, the Company generates revenue from the distribution of skincare products, which are manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. The Company also generates revenue from the sale of post-warranty services.
The Company offers its customers the ability to select the systems and applications that best fit their practice and subsequently upgrade their systems to add new applications. This upgrade path allows the Company’s customers to cost-effectively build their aesthetic practices and provides the Company with a source of incremental revenue.
The Market for Non-Surgical Aesthetic Procedures
The Company believes several factors are contributing to the global growth of aesthetic treatment procedures and aesthetic laser equipment sales, including:

•Growing Improvement in Economic Environment, Aesthetic Accessibility, and Expanded Practitioner Base – The improvements in overall global economic conditions since the financial crisis of 2007-2008 have created an increased demand for aesthetic procedures, which has resulted in an expanding practitioner base to satisfy the demand. An expanding practitioner base paired with digital and mobile advancements has led to a broader range of accessibility options for potential patients.
•Aging Demographics of Industrialized Countries – The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 57 to 75 as of 2021 ─ and their desire to retain a youthful appearance contribute to the increased demand for aesthetic procedures. With millennials entering their 40's the demand and preference for non-invasive aesthetic treatments are also rising. Millennials who are currently entering their 30's, including those in their 30's, have been earlier adopters of aesthetic treatments in comparison to older generations.
•Broader Range of Safe and Effective Treatments – Technical developments and an increase in treatable conditions due to new product introductions, have led to safe, effective, easy-to-use, and low-cost treatments with fewer side effects, resulting in broader adoption of aesthetic procedures by practitioners. In addition, technical advancements enable practitioners to offer a broader range of treatments. These technical developments reduce treatment and recovery times, leading to greater patient demand.
•Broader Base of Customers – Managed care and government payor reimbursement restrictions motivate physicians to establish or expand their elective aesthetic practices with procedures paid for directly by patients. As a result, in addition to core practitioners such as dermatologists and plastic surgeons, many other practitioners, such as gynecologists, family practitioners, primary care physicians, physicians performing aesthetic treatments in non-medical offices, and other qualified practitioners (“non-core practitioners”) expanded their practices to offer aesthetic procedures.
•Reductions in Cost per Procedure – Due partly to increased competition in the aesthetic market, the cost per procedure has decreased in the past few years. This attracts a broader base of customers and patients seeking aesthetic procedures.
•Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance – According to the American Society for Aesthetic Plastic Surgery survey in 2019, both surgical and non-surgical procedures increased compared to 2015. Surgical procedures increased by 6.2%, while non-surgical procedures increased by 13.3% over this four-year period.
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
Non-Invasive Body Contouring – Treatments for non-invasive body sculpting can be done utilizing a variety of technologies, including radio frequency, laser, cooling, and ultrasound. Procedures address the reduction of unwanted fat on the abdomen, flanks, arms, thighs, submentum, and back and can require one or more treatments. Systems with the ability to induce non-invasive lipolysis (breakdown of fat) offer a more permanent solution with an average fat reduction of more than 20%. Common side effects of this approach may include paradoxical hyperplasia with cooling devices, and nodules which typically resolve over time and the risk of burning the treatment area with radiofrequency devices. In June 2019, the Company introduced the truSculpt flex, a bio-electrical muscle stimulation device designed to strengthen, firm, and tone the abdomen, buttocks, and thighs. In 2021 the Company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
Tattoo removal – The most effective way to remove tattoos on the body is to utilize laser systems that deliver very short pulse durations with high peak power in order to break up the ink particles that comprise tattoos.
The global tattoo removal market was valued at $122.8 million in 2019 and is projected to reach $219.0 million by 2026. According to market research, people tend to remove their tattoos due to career choices, social conditions, personal situations, and more, which have been the key drivers for the tattoo removal market. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal include a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced four to eight weeks apart). However, the latest generation of tattoo removal lasers produce picosecond pulse durations, (a trillionth of a second) and thereby, can meaningfully improve tattoo clearance and reduce the total number of treatments. The Company introduced the enlighten system, a dual pulse duration laser system, that was cleared for multi-colored tattoo removal.
Hair Removal – Techniques for hair removal include waxing, depilatories, tweezing, shaving, electrolysis, laser as well as other energy-based hair removal modalities. The only techniques that provide a long-lasting solution are electrolysis, laser, and other energy-based technology such as Intense Pulsed Light (“IPL”). Electrolysis is usually painful, time-consuming and expensive for large areas, but is the most common method for removing light-colored hair. During electrolysis, an electrologist inserts a needle directly into a hair follicle and activates an electric current in the needle. Since electrolysis only treats one hair follicle at a time, the treatment of an area as small as an upper lip may require numerous visits and many hours of treatment. In addition, electrolysis can cause blemishes and infection related to needle use. In comparison, lasers can quickly treat large areas with a high degree of safety and efficacy. In 2003, the Company introduced the xeo system platform utilized for hair removal, which combines intense pulse light technology with laser applications in a single system. In 2014, the Company introduced the excel HR platform, a premium hair removal solution for all skin types, combining the Company’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling.
Skin Revitalization – Skin revitalization treatments include a broad range of popular alternatives, including Botox and collagen injections, chemical peels, microdermabrasion, radio frequency treatment and laser and other energy-based treatments. With these treatments, patients hope to improve overall skin tone and texture, reduce pore size, tighten skin and remove other signs of aging, including mottled pigmentation, diffuse redness and wrinkles. All of these procedures are temporary solutions and must be repeated within several weeks or months to sustain their effect, thereby increasing the cost and inconvenience to patients. For example, the body absorbs Botox and collagen, and patients require supplemental injections every three to six months to maintain the benefits of these treatments.
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
RF Microneedling – Also known as collagen induction therapy, microneedling is a minimally invasive revitalization treatment that involves using fine needles to create hundreds of tiny, invisible puncture wounds in the top layer of the skin, which stimulates the body's natural wound healing processes, resulting in cell turnover and increased collagen and elastin production via hemostasis and tissue coagulation. In January 2018, the Company introduced Secret RF product, a RF fractional microneedling system. In 2020, the Company released the Secret PRO, which included the dual modality treatment options of RF microneedling and CO2 laser.
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
Practitioners can use laser and other energy-based technologies to selectively target hair follicles, veins, melanin as well as other chromophores within the epidermis and dermis, without damaging surrounding tissue. Practitioners can also use these technologies to safely remove portions of the epidermis and deliver heat to the dermis as a means of generating new collagen growth. Ablative skin resurfacing improves the appearance of the skin by removing the outer layers of the skin. Ablative skin resurfacing procedures are considered invasive or minimally invasive, depending on how much of the epidermis is removed during a treatment. Non-ablative skin resurfacing improves the appearance of the skin by treating the underlying structure of the skin.
Safe and effective laser and energy-based treatments require an appropriate combination of four parameters:

•Energy Level – the amount of light or radio frequency emitted to heat a target;
•Pulse Duration – the time interval over which the energy is delivered;
•Spot Size or Electrode Size – the diameter of the energy beam, which affects treatment depth and area; and
•Wavelength or Frequency – the position in the electromagnetic spectrum which impacts the absorption and the effective depth of the energy delivered.
For example, in the case of hair removal, by utilizing the correct combination of these parameters, a practitioner can use a laser or other light source to selectively target melanin within the hair follicle to absorb the laser energy and destroy the follicle, without damaging other delicate structures in the surrounding tissue.
Technology and Design of the Company’s Systems
The Company’s enlighten, excel, Secret PRO, Secret RF, truSculpt and xeo platforms provide the long-lasting benefits of laser and other energy- based aesthetic treatments. The Company’s technology allows for a wide variety of applications in a single system. Key features of the Company’s solutions include:
•Multiple Applications Available in a Single System – Many of the Company’s platforms feature multiple-applications that enable practitioners to perform a variety of aesthetic procedures using a single device. These procedures include hair removal, vascular treatments and skin revitalization, which address discoloration, fine lines, and uneven texture. Because practitioners can use the Company’s systems for multiple indications, the investment in a unit is spread across a greater number of patients and procedures, and the acquisition cost may be more rapidly recovered.
•Technology and Design Leadership – The Company’s innovative laser technology combines multiple wavelengths, adjustable energy levels, variable spot sizes and a wide range of pulse durations, allowing practitioners to customize treatments for each patient and condition. The Company’s proprietary pulsed light hand pieces for the treatment of discoloration, hair removal and vascular treatments optimize the wavelength used for treatments and incorporate a monitoring system to increase safety. The Company’s Titan hand piece utilizes a novel light source not previously used for aesthetic treatments. The Company’s Pearl and Pearl Fractional hand pieces, with proprietary YSGG technology, represent the first application of the 2790 nm wavelength for minimally invasive cosmetic dermatology.
•Upgradeable Platform – The Company’s xeo, excel V and trusculpt flex products allow the Company’s customers to upgrade their system to the Company’s newest technologies or add new applications to their system, each of which provide the Company with a source of incremental revenue. The Company believes that product upgradeability allows customers to take advantage of the Company’s latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.
•Treatments for Broad Range of Skin Types and Conditions – For hair removal, the Company’s products are safe and effective on patients of all skin types, including harder-to-treat patients with dark or tanned skin. In addition, the wide parameter range of the Company’s systems allows practitioners to effectively treat patients with both fine and coarse hair. Practitioners may use the Company’s products to treat spider veins on the leg; to treat facial veins; and perform skin revitalization procedures for discoloration, texture, fine lines and wrinkles on any type of skin. The ability to customize treatment parameters based on skin type enables practitioners to offer safe and effective therapies to a broad base of their patients.
•Ease of Use – The Company designs its products to be easy to use. The Company’s proprietary hand pieces are lightweight and ergonomic, minimize user fatigue, and facilitate clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. The Company’s control console contains an intuitive user interface with simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. For instance, the clinical navigation user interface on the xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. The Company’s Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Finally, the Company’s truSculpt iD embodies the best of many of the above features. Unlike other body sculpting treatments on the market that require certain body types, or pinchable fat, truSculpt iD is “body agnostic” with the ability to customize treatments to the patient's needs and body type. In addition, the Company’s proprietary algorithms and navigation enable the practitioner to treat a 300cm2 area in only 15 minutes.
Business Strategy
The Company’s goal is to maintain and expand its position as a leading worldwide provider of light and energy-based aesthetic devices and complementary aesthetic products by executing the following strategies:

•Continue to Expand the Company’s Product Offering – Though the Company believes that its current portfolio of products is comprehensive, the Company’s research and development group has a pipeline of potential products under development. The Company launched excel V in 2011, truSculpt in 2012, ProWave LX in 2013, and excel HR and enlighten in 2014. In addition, the Company continues to expand offerings on the Company’s current platforms with further enhancement such as the enlighten III launched in 2016, truSculpt 3D launched in 2017, enlighten SR launched in April 2018, truSculpt iD launched in July 2018, excel V+ launched in February 2019 and truSculpt flex launched in June 2019. The Company also introduced Secret RF, in January 2018, and Secret PRO, a fractional CO2 and RF microneedling device, in September 2020. In 2021, the company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
•Increase Revenue and Improve Productivity – The Company believes that the market for aesthetic systems will continue to offer growth opportunities. The Company continues to build brand recognition, add additional products to the Company’s international distribution channels, and focus on enhancing the Company’s global distribution network, all of which the Company expects will contribute to increased revenue.
•Increase Focus on Practitioners with Established Medical Offices – The Company believes there is growth opportunity in targeting the Company’s products to a broad customer base. The Company also believes that its customers’ success is largely dependent upon having an existing medical practice, for which the Company’s systems provide incremental revenue sources to augment a customer’s existing practice revenue.
•Leverage the Company’s Installed Base – With the introduction of enlighten, excel V, excel HR and truSculpt, the Company is able to effectively offer additional platforms into the existing installed base. In addition, each of these platforms allows for potential future upgrades that offer additional capabilities. The Company believes this program aligns the Company’s interest in generating revenue with the Company’s customers’ interest in improving the return on their investment by expanding the range of treatments that can be performed in their practice.
•Generate Revenue from Services and Refillable, Consumable, Hand Pieces – The Company’s Titan, truSculpt 3D, truSculpt iD and truSculpt flex cycle and pulsed-light handpieces are refillable products, while the Company’s single use disposable tips applicable to Secret PRO, and Secret RF are consumable products. Each provides the Company with the opportunity to participate in the procedure-based revenue from the Company’s existing customers. The Company offers post-warranty services to its customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of revenue.
•Generate Revenue from Skincare Products – The Company generates revenue from distribution of third party manufactured skincare products in Japan. These skincare products are purchased from a third-party manufacturer and sold to licensed physicians and other end users.
Products
The Company’s enlighten, excel, Secret PRO, Secret RF, truSculpt, and xeo platforms allow for the delivery of laser light and/or RF energy for aesthetic applications from a single system. With the Company’s xeo platform, practitioners can purchase customized systems with a variety of the Company’s multi-technology applications. Each of the Company’s products consists of a control console and one or more hand pieces, depending on the model.

The following table lists the Company’s currently offered products. Each checked box represents the applications included in the product in the years noted.

Applications:						Skin Revitalization				Noninvasive Body Contouring*
System Platforms	Products	Year	Energy Source	Hair Removal	Vascular Lesions	BPL’s Dyschromia & Melasma	Texture, Lines and Wrinkles	Acne Scars	Tattoo Removal	Lipolysis*
xeo	Nd:YAG	2003	(a)	x	x		x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan XL	2006	(c)
	LimeLight	2006	(b)		x	x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)			x	x	x
	ProWave LX	2013	(b)	x
excel V		2011	(e)	x	x	x	x
truSculpt		2012	(f)							x
excel HR		2014	(g)	x	x	x
enlighten(dual wavelength)		2014	(h)			x			x
enlighten III (MLA)		2016	(i)			x	x	x	x
truSculpt 3D		2017	(f)							x
Secret RF		2018	(j)				x
truSculpt iD		2018	(f)							x*
truSculpt flex		2019	(f)							x*
excel V+		2019	(e)	x	x	x	x
Secret PRO		2020	(k)				x**
EnergySources:
(a)1064 nm Nd:YAG laser;
(b)Visible and near-infrared Intense Pulsed Light;
(c)Infrared Intense Pulsed Light;
(d)2790 nm Er:YSGG laser;
(e)Combined frequency-doubled 532 nm and 1064 nm Nd:YAG laser;
(f)Radio frequency at 1 & 2 MHz – mono-polar
(g)Combined 755 nm Alexandrite laser and 1064 nm Nd:YAG laser;
(h)Dual wavelength 532 nm and 1064 nm Nd:YAG picosecond laser;
(i)Three wavelength 532 nm, 670 nm, and 1064 nm Nd:YAG picosecond laser;
(j)Radio frequency at 2 MHz mono-polar; and
(k)Radio frequency at 2 MHz Bi-polar.
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
**Via Hemostasis and Coagulation
Upgrades
The Company’s xeo, excel V and trusculpt flex products, are designed to allow customers to cost-effectively upgrade to the Company’s newest technologies or add applications to their system, each of which provides the Company with a source of additional revenue.

Extended Contract Services and Support
The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for terms of one to four years. The Company also offers services on a time-and-materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time-and-materials basis is recognized when performed. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base.
The Company’s products are engineered to enable quick and efficient service and support. There are several separate components of the Company’s products, each of which can be removed and replaced. The Company believes that quick and effective delivery of service is important to its customers. As of December 31, 2021, the Company had 40 Field Service employees.
In countries where the Company is represented by distribution partners, customers are serviced through the distributor. Distributors are generally provided warranty coverage for parts only, with labor customarily provided to the end customer by the distributor. The Company’s Titan, truSculpt 3D, truSculpt iD, and truSculpt flex hand pieces generally include a warranty for a set number of shots, rather than for a period of time.
Training
Sales of systems to customers, except system sales through distributors, include training on the use of the system to be provided within 180 days of purchase. Training is also sold separately from systems. The Company recognizes revenue for training once the training has been provided.
Consumables (Other accessories)
The Company treats its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement Titan and truSculpt 3D hand pieces, as consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Secret RF and Secret PRO products have single use disposable tips, which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue.
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
Tattoo Removal – The Company’s enlighten systems, delivering picosecond or dual picosecond and nanosecond pulse durations are used for tattoo removal, the treatment of benign pigmented lesions, and a laser skin toning procedure that the Company refers to as PICO Genesis.
Hair Removal – The Company has two platforms, excel HR and xeo, which address hair removal for all skin types as well as hair thicknesses. The Company’s xeo platform allows practitioners to select between the 1064 nm mode for darker, course hair, and the ProWave LX hand piece designed to address finer, vellus hair. Contact cooling is present on both hand pieces for epidermal protection. excel HR employs both a 1064 nm Nd:YAG as well as a 755 nm Alexandrite for hair removal. Like the xeo, the 1064 nm wavelength addresses darker, course hair while the 755 nm wavelength is used for finer, lighter hair. Both wavelengths are transmitted through the same CoolView hand piece with spot sizes up to 18 mm for the 755 nm wavelength and up to 18 mm for the 1064 nm wavelength. The CoolView hand piece employs sapphire as a means of contact cooling – epidermal protection. Both platforms are cleared for treating all skin types.

Vascular Lesions – Both the Company’s xeo as well as excel V and excel V+ platforms are capable of treating a wide range of aesthetic vein conditions, including spider and reticular veins, and small facial veins. xeo employs the LimeLight hand piece for addressing small veins as well as vascular lesions while the Nd:YAG is appropriate for deeper, larger vessels. LimeLight is a fixed spot size IPL while the Nd:YAG has adjustable spot sizes up to 10mm. The excel V and excel V+ devices are is a dual wavelength laser – 1064 nm and 532 nm – with adjustable spot sizes ranging from 2 mm to 12 mm for excel V and 1 mm - 16 mm for the excel V+. The 532 nm and 1064 wavelength can be used to treat over 20 conditions ranging from small veins and vessels to a variety of vascular lesions. For both of these devices, patients receive on average between one and six treatments, with six weeks or longer between treatments.
Skin Revitalization – The Company’s xeo, excel V, excel HR and enlighten platforms, utilizing an Nd:YAG laser, allow the Company’s customers to perform non-invasive and minimally-invasive treatments that reduce redness, dyschromia, fine lines, improve skin texture, and treat other aesthetic conditions. When using a 1064 nm Nd:YAG laser to improve skin texture and treat fine lines, cooling is not applied and the hand piece is held directly above the skin. A large number of pulses are directed at the treatment site, repeatedly covering an area, such as the cheek. By delivering many pulses of laser light to a treatment area, a gentle heating of the dermis occurs and collagen growth is stimulated to rejuvenate the skin and reduce wrinkles. Patients typically receive four to six treatments for this procedure. The treatment typically takes less than a half hour with a spacing of two to four weeks between treatments. Skin revitalization was expanded with introduction of 'green genesis', a micro-pulsed 532 nm treatment on the excelV+.
Texture, Lines and Wrinkles – The xeo platform can address fine lines and wrinkles using the Pearl and Pearl Fractional hand pieces. When treating fine lines, texture and wrinkles with a Pearl hand piece, the hand piece is held at a controlled distance from the skin and the scanner delivers a preset pattern of spots to the treatment area. Cooling is not applied to the epidermis during the treatment. The energy delivered by the hand piece ablates a portion of the epidermis while leaving a coagulated portion that will gently peel off over the course of a few days. Heat is also delivered into the dermis, which can result in the production of new collagen. Treatment of the full face can usually be performed in approximately 15 to 30 minutes. Patients receive on average between one and three treatments at monthly intervals.
Additionally, the Company’s Secret RF and Secret PRO platforms feature Radio Frequency microneedling device that employs fractionated RF energy (2 MHz) delivered at different pre-programmed depths in the dermis to produce new collagen. The Secret devices come with four treatment tips: a 25-pin tip, both insulated and semi-insulated, and a semi-insulated 64-pin tip. The treatment has minimal side effects, negligible downtime and results in improved skin tone and texture as well as improvement in acne scars.
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
The Company’s CE Mark allows the Company to market the Titan in the EU, Australia and certain other countries outside the U.S. for the treatment of wrinkles through skin tightening. However, in the U.S. the Company has a 510(k) clearance only for deep dermal heating.
Sales and Marketing
The Company markets, sells, and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland and the United Kingdom. International sales and services outside of these direct markets are made through a network of distributors in over 42 countries, as well as a direct international sales force. The Company internally manages its U.S. and Canadian sales organization as one North American sales region.
The Company also sells certain items like hand piece refills, cycle refills, consumable tips, and marketing brochures through the Company’s web site www.mycutera.com.
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
Competition
The industry in which the Company operates is subject to intense competition. The Company’s products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. The products also compete against laser and other energy-based products offered by other public companies, such as Abbvie (acquired Allergan and its division Zeltiq), Bausch Health (formerly Valeant Pharmaceuticals), Vieve, Soliton, InMode and Lutronic, as well as private companies, including Sisram, Candela (formerly Syneron Candela, acquired in 2017 by an affiliate of private equity funds advised by Apax Partners), Sciton, BTL Industries and several others. In late 2019, Clayton, Dubilier & Rice entered into an agreement under which its managed funds acquired Cynosure, LLC, a leader in medical aesthetics systems and technologies, from Hologic, Inc. Cynosure develops, manufactures, and markets medical aesthetic treatment systems for dermatologists, plastic surgeons, medical spas and other healthcare practitioners, with sales and distribution worldwide. In early 2020, the affiliated private equity funds of Baring Private Equity Asia completed the acquisition of Lumenis, a provider of specialty energy-based medical devices across the fields of aesthetics, urology, ophthalmology, ENT and gynecology, with an international presence.
Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by extensive research and development efforts, and innovative technology. While the Company attempts to protect its products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with the Company. There are many companies, both public and private, that are developing devices that use both energy-based and alternative technologies. Some of these competitors have greater resources than the Company does or product applications for certain sub-markets in which the Company does not participate. Additional competitors may enter the market, and the Company is likely to compete with new companies in the future. To compete effectively, the Company has to demonstrate that the Company’s products are attractive alternatives to other devices and treatments by differentiating the Company’s products on the basis of performance, brand name, service and price. The Company has encountered, and expects to continue to encounter, potential customers who, due to existing relationships with the Company’s competitors, are committed to, or prefer, the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for the Company’s products.

The Company also sells skincare products in Japan under the exclusive distribution agreement with ZO which granted the Company the exclusive right to promote, market, sell, and distribute the products produced by ZO in Japan. ZO’s skincare products compete against other Physician-dispensed skincare brands developed and marketed by other companies, such as Environ, Navision and Revision Skincare, among others.
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
The Company’s research and development activities are conducted by employees with a broad base of experience in lasers, optoelectronics, software, and other related disciplines. The Company develops working relationships with outside contract engineering and design consultants, giving the Company’s team additional technical and creative breadth. The Company works closely with thought leaders and customers, to understand unmet needs and emerging applications in aesthetic medicine.
Acquisitions, Investments, and Distribution Agreements
The Company’s strategy of providing a broad range of therapeutic capabilities requires a wide variety of technologies, products, and capabilities. The rapid pace of technological development in the aesthetic device industry and the specialized expertise required in different areas make it challenging for the Company to develop a broad portfolio of technological solutions. In addition to internally generated growth through research and development efforts, the Company has considered, and expects to continue to consider, acquisitions, investments, and distribution agreements to provide access to new products and technologies in both new and existing markets.
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
The Company purchases certain components, subassemblies, and assembled systems from a limited number of suppliers. All Secret RF systems are manufactured by Ilooda Co. Ltd, who also manages all related regulatory activities. The Company has flexibility with its suppliers to adjust the number of components and subassemblies as well as the delivery schedules. The forecasts are based on historical demands and sales projections. Lead times for components and subassemblies may vary significantly depending on the size of the order, time required to fabricate and test the components or subassemblies, specific supplier requirements and current market demand for the components and subassemblies. The potential for disruption of supply is reduced by maintaining sufficient inventories and identifying additional suppliers. The time required to qualify new suppliers for some components, or to redesign them, could cause delays in the Company’s manufacturing. To date, the Company has not experienced significant delays in obtaining any of its components or subassemblies.
Patents and Proprietary Technology
The Company relies on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality, and invention assignment agreements to protect the Company’s intellectual property rights. As of January 19, 2022, the Company had 28 issued and unexpired U.S. patents, eight pending U.S. patent applications, and four pending international applications under the Patent Cooperation Treaty (PCT). The Company intends to file for additional patents and trademarks to continue to strengthen the Company’s intellectual property rights. Patents typically have a 20-year term from the application filing date. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect the Company’s technology or to provide the Company with a competitive advantage.

The Company has also obtained certain trademarks and trade names for the Company’s products and maintain certain details about the Company’s processes, products, and strategies as trade secrets. In the U.S. and several foreign countries, the Company registers its Company name and certain of its product names as trademarks, including Cutera, AcuTip, CoolGlide, CoolGlide excel, enlighten, excel V+, LimeLight, myQ, Pearl, PICO Genesis, ProWave 770, truSculpt, truSculpt iD, truSculpt flex, Secret PRO, SecretRF, and xeo. The Company may have common law rights in other product names, including excel V, Solera, Titan and excel HR. The Company intends to file for additional trademarks to continue to strengthen the Company’s intellectual property rights.
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
Government Regulation
United States
The Company’s products are medical devices subject to regulation by numerous government agencies, including the FDA and counterpart agencies outside the U.S. To varying degrees, each of these agencies require the Company to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, and importing and exporting of medical devices. In the U.S., FDA regulations govern the following activities that the Company performs and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:
•product design and development;
•product testing;
•product manufacturing;
•product safety;
•product labeling;
•product storage;
•record keeping;
•pre-market clearance or approval;
•advertising and promotion;
•production;
•product sales and distribution; and
•complaint handling.
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
April 2008
- Temporary reduction in circumference of the abdomen	December 2016
- Reduction in circumference of the abdomen	August 2017
- truSculpt 3D and iD: For non-invasive lipolysis of the abdomen and for reduction in circumference of the abdomen	June 2018
- truSculpt flex: for improvement of abdominal tone, strengthening of abdominal muscles, and development of firmer abdomen; and strengthening, toning, and firming of buttocks and thighs	June 2019

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
Clinical Trials
When FDA approval of a Class II device requires human clinical trials, only approval from the Institutional Review Board (“IRB”) is required to proceed with the planned and IRB approved clinical trial/study.
The Company is required to manufacture the Company’s products in compliance with the FDA’s Quality System Regulation (“QSR”) and the international quality management standard for medical systems ISO 13485:2016. The QSR and ISO 13485 cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the Company’s products. Since 2017, the Company has been enrolled in the Medical Device Single Audit Program (“MDSAP”). The MDSAP allows a single audit of a medical device manufacturer’s Quality Management System (“QMS”), which satisfies the requirements of five regulatory jurisdictions (FDA - US, Health Canada - Canada, Therapeutic Goods Administration (“TGA”) - Australia, Pharmaceuticals and Medical Devices Agency (“PMDA”) - Japan, and Agência Nacional de Vigilancia Sanitária (“ANVISA”) - Brazil); and for the EU under Europäische Norm (“EN”) International Standards Organization (“ISO”) 13485:2016 and Medical Device Directive (MDD)/EU Medical Device Regulation MDR”).
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
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements apply. These include:
•Quality system regulations, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•Labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved or “off-label” uses;
•Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and
•Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
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
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•Warning letters, fines, injunctions, consent decrees and civil penalties;
•Repair, replacement, recall or seizure of the Company’s products;
•Operating restrictions or partial suspension or total shutdown of production;
•Refusing the Company’s requests for 510(k) clearance of new products, new intended uses, or modifications to existing products;
•Withdrawing 510(k) clearance that have already been granted; and
•Criminal prosecution and penalties.
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
In the European Economic Area (“EEA”), which is composed of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. From January 1, 2021 the UK Conformity Assessed (UKCA) mark replaced the CE mark as the new product comfomity marking requirement in England, Wales, and Scotland. Medical devices will have until July 1, 2023 to comply. The CE mark continues to be required for goods sold in Northern Ireland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the EEA, or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, the Company’s facility was awarded the ISO 9001 and EN 46001 certification.
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

Employees and Human Capital
As of December 31, 2021, the Company had 461 employees, compared to 323 employees as of December 31, 2020. The Company believes that its future success will depend in part on the Company’s continued ability to attract, hire and retain qualified personnel. None of the Company’s employees are represented by a labor union, and the Company believes its employee relations are good. The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee wellbeing, the Company strives to help its employees in all aspects of their lives so they can do their best work.
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
Employee Engagement
The Company regularly collects feedback to better understand and improve the employee experience and identify opportunities to continually strengthen its culture. The Company wants to know what is working well, what the Company can do better and how well its employees understand and practice the Company's cultural values. In 2021, nearly 93% of its employees participated in its annual employee survey.
Leadership development and training
At Cutera, the Company believes that the best leaders are the ones who come from within. These leaders learn with Cutera, grow with Cutera and reach their potential through challenging job experiences. The Company provides learning opportunities by offering valuable training resources for employees in order to ensure its people have everything they need to succeed both personally and professionally. The Company’s employees are encouraged to take responsibility for their own development and create learning plans that best fit their needs and development goals.
Health, Safety and Wellness
The physical health, financial well-being, life balance and mental health of its employees is vital to its success. The Company sponsors wellness initiatives designed to enhance physical, financial, and mental well-being for all employees. The Company has successfully implemented a number of safety and social distancing measures within its premises to protect the health and safety of associates who are required to be on-premise to support its business.
Available Information
The Company makes its periodic and current reports, including the Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as its charters for the Company's Audit, Compensation, Nominating and Corporate Governance, and Enterprise Risk Committees and its Code of Ethics, Corporate Governance Guidelines, By-Laws, and Certificate of Incorporation, available free of charge, on the Company’s website as soon as practicable after such material is electronically filed or furnished with the Securities and Exchange Commission (the “SEC”). The Company’s website address is www.cutera.com and the reports are filed under “SEC Filings,” under “Financials” on the Investor Relations portion of the Company’s website. These reports and other information concerning the Company may be accessed through the SEC’s website at www.sec.gov.

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
Risks Related to the Company’s Business and its Industry

▪Global Supply Chain Disruption and Inflation may have a material adverse effect on the Company's business, financial condition and results of operations.
▪The Company’s business, financial condition, liquidity, capital, and results of operations have been, and may continue to be, adversely affected by the COVID-19 pandemic.
▪The increase in sales of skincare products in Japan may be temporarily caused by the change in its customer’s spending habits due to the COVID-19 pandemic.
▪The increase in sales of skincare products in Japan may be temporary and sales of Skincare products may decline in the future.
▪The trading price of the Company’s notes and common stock may fluctuate substantially.
▪The Company’s ability to report timely and accurate information could be negatively impacted by its plan to implement a new accounting and enterprise resource planning (“ERP”) system
▪Reliance on contract manufacturers increases the risk that we will not have sufficient supply or that such supply will not be available to us at an acceptable cost
▪Any defects in the design, material or workmanship of its products, defective design, material or workmanship or misuse of its products will cause additional costs, including product recalls and product liability suits, and harm the Company’s reputation.
▪Failure in hiring, training and retaining sales professionals and skilled and experienced personnel, or changes to management will cause adversely affects the Company’s operation and operation results.
▪Inability to obtain regulatory clearance for our new energy-based solution for the treatment of Acne or that the device will be widely adopted by customers or their patients.
▪The aesthetic equipment market is characterized by rapid innovation and high competition, which may adversely affect the Company if it does not continue to innovate and develop new products and applications.
▪The Company competes against companies that offer alternative solutions to its products, have greater resources, or have a larger customer base and broader product offerings than the Company’s offerings.
▪The Company’s business is subject to regulatory requirements, laser performance standards, federal regulatory reforms, FDA and other government agencies’ regulation and oversight which may negatively affect its business, financial condition and results of operations if the Company fails to comply with them.
▪The Company's products may cause or contribute to adverse medical events or be subject to failures or malfunctions that would be subject to sanctions that could harm its reputation, business, financial condition and results of operations.
▪The Company may be unable to obtain or maintain international regulatory qualifications or approvals for its current or future products and indications, which could harm its business.
▪Failure in International expansion and economic and other risks associated with international sales and operations could adversely affect the Company’s business.
▪Some of the Company’s manufacturing operations are dependent upon third-party suppliers, making its vulnerable to supply shortages and price fluctuations, which could harm its business.
▪Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect the Company’s manufacturing operations and related product sales.

▪If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.
▪The Company’s products are subject to clinical trial process which is lengthy and expensive with uncertain outcomes. Delays or failures in the Company's clinical trials will prevent it from commercializing any modified or new products.
▪Intellectual property rights may not provide adequate protection for some or all the Company’s products, or the Company may be involved in future costly intellectual property litigation.
▪The expense and potential unavailability of insurance coverage for the Company’s customers could adversely affect its ability to sell its products, and therefore adversely affect its financial condition.
▪Any acquisitions that the Company makes could result in operating difficulties, dilution, and other consequences that may adversely impact the Company’s business and results of operations.
▪Inability to access credit on favorable terms for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.
▪Security breaches, cyber-security incidents and other disruptions could compromise the Company’s information and impact the Company’s business, financial condition or results of operations.
▪Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and the trading price of the notes and the stock.
▪The Company has a relatively limited number of shares of common stock outstanding, which could result in the increase in volatility of its stock price and the trading price of the notes.
▪Disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
▪Income tax audits or similar proceedings or changes in accounting standards may have a material adverse effect on the Company’s results of operations and financial position.
Risks Related to the Notes
▪Although the notes are referred to as convertible senior notes, they are effectively subordinated to any of the Company's secured debt and any liabilities of its subsidiaries.
▪Regulatory actions and other events may adversely affect the trading price and liquidity of the notes.
▪Volatility in the market price and trading volume of the Company's common stock could adversely impact the trading price of the notes.
▪The Company may still incur substantially more debt or take other actions which would intensify the risks discussed above.
▪The Company may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and its future debt may contain limitations on its ability to pay cash upon conversion or repurchase of the notes.
▪The conditional conversion feature of the notes, if triggered, may adversely affect the Company's financial condition and operating results.
▪Holders of notes will not be entitled to any rights with respect to the Company's common stock, but they will be subject to all changes made with respect to the Company's common stock to the extent the Company satisfies its conversion obligation, in whole or in part, with shares of its common stock.
▪The conditional conversion feature of the notes could result in holders receiving less than the value of the Company's common stock into which the notes would otherwise be convertible.
▪Upon conversion of the notes, holders may receive less valuable consideration than expected because the value of the Company's common stock may decline after holders exercise their conversion right but before the Company satisfies it conversion obligation.
▪The notes are not protected by restrictive covenants.
▪The increase in the conversion rate for notes converted in connection with a make-whole fundamental change or during a redemption period may not adequately compensate holders for any lost value of their notes as a result of such transaction or redemption.
▪The conversion rate of the notes may not be adjusted for all dilutive events.
▪Provisions in the indenture governing the notes may deter or prevent a business combination that may be favorable to the holders.
▪The capped call transactions may affect the value of the notes and the Company's common stock.
▪The Company is subject to counterparty risk with respect to the capped call transactions.
▪Some significant restructuring transactions may not constitute a fundamental change, in which case the Company would not be obligated to offer to repurchase the notes.

▪The Company has not registered the notes or the common stock issuable upon conversion, if any, which will limit the ability of holders to resell them.
▪The Company cannot assure the holders of the notes that an active trading market will develop for the notes.
▪Any adverse rating of the notes may cause their trading price to fall.
▪The holders of the notes may be subject to tax if the Company makes or fails to make certain adjustments to the conversion rate of the notes even though the holders do not receive a corresponding cash distribution.
▪The Company may redeem the notes at its option, which may adversely affect the holders' return.
▪The notes will initially be held in book-entry form and, therefore, holders must rely on the procedures and the relevant clearing systems to exercise their rights and remedies.
Risks Related to Ownership of the Company's Common Stock
▪Anti-takeover provisions contained in the Company's amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
▪The Company's business could be negatively affected by activist shareholders.
▪If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, its market or its competitors, or if they adversely change their recommendations regarding the Company's common stock, the market price and trading volume of its notes and common stock could decline.
▪The Company does not expect to declare any dividends on its common stock in the foreseeable future.
▪If the Company raises additional capital through the sale of shares of the Company’s common stock, convertible securities or debt in the future, its stockholders’ ownership in the Company could be diluted and restrictions could be imposed on the Company’s business.
Risks Related to the Company’s Business and its Industry
Global Supply Chain Disruption and Inflation may have a material adverse effect on the Company's business, financial condition and results of operations.
The disruptions to the global economy in 2020 and 2021 impeded global supply chains and resulted in longer lead times and increased component costs and freight expenses. In some instances, the Company depends on a sole source supplier arrangement, and alternative suppliers may not be readily available. The supply of these components is critical to the Company's manufacturing needs. Despite the actions the Company has undertaken to minimize the impacts from disruptions to the global economy, there can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on its business, financial condition, and results of operations.
The effects of the COVID-19 pandemic have affected how the Company and its customers are operating its businesses, and the duration and extent to which this will impact its future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic and related public health measures have affected how the Company and its customers are operating their businesses and have materially and adversely affected the Company’s business and the Company’s financial results. To date, the impact includes: a) the deferral of procedures using its products, b) disruptions or restrictions on the ability of many of the Company’s employees and of third parties on which the Company relies, to work effectively, including “stay-at-home” orders and similar government actions; and c) temporary closures of its facilities and of the facilities of the Company’s customers and suppliers. If the pandemic has a substantial impact on its employees’ or customers’ businesses and productivity, the Company’s results of operations and overall financial performance may be materially and adversely affected. The global macroeconomic effects of the pandemic may persist for an indefinite period.
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
Due to the COVID-19 pandemic, customers and their patients have been, and in certain regions continue to be, required, or are choosing, to defer elective procedures in which the Company's products otherwise could be used, and many facilities that specialize in the procedures in which the Company's products otherwise could be used have temporarily closed and in some cases continue to be temporarily closed or operating at reduced hours. In addition, even after the pandemic subsides or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures due to personal concerns. Further, facilities at which its products typically are used may not reopen or, even if they reopen, patients may elect to have procedures performed at facilities that are, or are perceived to be, lower-risk, such as private surgery centers, and the Company's products may not be approved at such facilities, and the Company may be unable to have the Company's products approved for use at such facilities on a timely basis, or at all. The effect of the pandemic on the broader economy could also negatively affect demand for elective procedures using its products, both in the near- and long-term. Workforce limitations and travel restrictions resulting from government actions taken to contain the spread of COVID-19 have and will continue to adversely affect almost every aspect of its business. If a significant percentage of the Company's workforce, or of the workforce of third parties on which the Company relies, cannot work, including because of illness or travel or government restrictions, its operations will be negatively affected. Due to government restrictions and social distancing guidelines in many countries around the world, there is an increased reliance on working from home for the Company's workforce and on the workforce of third parties on which the Company rely. For example, most of the Company's sales personnel and third-party agents currently are working largely using virtual and online engagement tools and tactics, which may be less effective than its typical in-person sales and marketing programs. In addition, the Company reduced access to its hands-on customer trainings, which, in turn, adversely impacted the Company's ability to educate and train customers on the proper use of the Company's products, which may make surgeons less comfortable using, and therefore less likely to use, the Company's products. The Company believes that interruptions resulting from the COVID-19 pandemic may limit its ability to develop, and therefore launch, the products the Company believes will drive the Company’s future revenue growth on the timelines the Company anticipated previously, or at all, and could also delay the planned launch of products in 2022 and beyond. It may also cause the Company not to submit required filings on its previous timelines, including with the FDA, or other regulatory bodies, both in the U.S. and outside the U.S. The COVID-19 pandemic has adversely impacted the Company's clinical trial operations in the United States. In addition, changes impacting workforce function at the FDA and other regulatory bodies, as well as changes impacting workforce function at the facilities at which the Company seeks to have new products approved for use, could adversely impact the timing of when the Company's new products are cleared for marketing and approved for use, either of which would adversely impact the timing of its ability to sell these new products and would have a material and adverse effect on the Company's revenue growth.
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
Further, the global capital markets experienced, and the Company expects will continue to experience, disruption and volatility due to the COVID-19 pandemic, adversely impacting access to capital for the Company's customers and suppliers who need access to capital. Their inability to access capital in a timely manner, or at all, could adversely impact demand for its products and/or adversely impact its ability to manufacture or supply its products, any of which could have a material and adverse effect on the Company's business.
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
The Company expects the customers will return and the amount of revenue to increase in 2022 compared to 2021 as the economic environment outlook due to the COVID-19 pandemic improves. However, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 pandemic is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations. The spread of the coronavirus, which caused a broad impact in 2020 and 2021 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity such as the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The increase in sales of skincare products in Japan may be temporary and sales of Skincare products may decline in the future.
During 2020 and 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales might have been the result of changes in customers’ spending habits to purchase more aesthetic treatments which could be applied at home due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements due to the COVID-19 pandemic. Future growth in sales of skincare products depends on the customers’ spending habits, which may change back to original spending habits after the COVID-19 pandemic. Such changes may have a material adverse effect on the Company’s revenue, operating results and cash flows.
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
The market price for the Company’s notes and common stock could also be affected by a number of other factors, including:
•the general market conditions unrelated to the Company’s operating performance;
•sales of large blocks of the Company’s common stock, including sales by the Company’s executive officers, directors and large institutional investors;
•quarterly variations in the Company’s, or the Company’s competitors’, results of operations;
•actual or anticipated changes or fluctuations in the Company’s results of operations;
•actual or anticipated changes in analysts’ estimates, investors’ perceptions, recommendations by securities analysts or the Company’s failure to achieve analysts ‘estimates;
•the announcement of new products, service enhancements, distributor relationships or acquisitions by the Company or the Company’s competitors;
•the announcement of the departure of a key employee or executive officer by the Company or the Company’s competitors;
•regulatory developments or delays concerning the Company’s, or the Company’s competitors’ products; and
•the initiation of any litigation by the Company or against the Company, including the lawsuit initiated by the Company on January 31, 2020 in Federal District Court in California against Lutronic Aesthetics, Inc. as previously disclosed on February 3, 2020, or against the Company.
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
The Company is currently completing the implementation of a new accounting and ERP system. If aspects of the implementation are not executed successfully, then its ability to report timely and accurate information could be negatively impacted. Failure to report required information in a timely and accurate fashion could result in financial penalties, fines and other administrative actions. Such events could have a material adverse effect on the Company’s total enterprise value and stock price.
We currently rely on third-party contract manufacturers (“CMs”) to produce certain systems. This reliance on CMs increases the risk that we will not have sufficient supply or that such supply will not be available to us at an acceptable cost, which may have a material adverse effect on our business
We have entered into arrangements with third-party contract manufacturers to produce and deliver fully assembled systems ready for direct shipment to our customers. We may experience supply shortfalls or delays in shipping products to our customers if our contract manufacturers experience delays, disruptions, quality control problems in their manufacturing operations, or if we have to change or add manufacturers or contract manufacturing locations. Even if products are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. Although we have contracts with our manufacturers that include terms to protect us in the event of early termination, we may not have adequate time to transition all of our manufacturing needs to an alternative manufacturer under comparable commercial terms. As well, a significant portion of our manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, disruptions to our supply chain, cyberattacks, pandemics, regional climate-related events, or regional conflicts. The failure by us or our CMs to produce sufficient quantities at acceptable cost and quality may have a material adverse effect on our business.

The Company’s annual and quarterly operating results may fluctuate in the future, which may cause the Company’s trading price for the notes and shares to decline.
The Company’s net sales, expenses and operating results may vary significantly from year to year and quarter to quarter for several reasons, including, without limitation:
•the ability of the Company’s sales force to effectively market and promote the Company’s products, and the extent to which those products gain market acceptance;
•the inability to meet the Company’s debt repayment obligations under its senior credit facility due to insufficient cash;
•the possibility that cybersecurity breaches, data breaches, and other disruptions could compromise the Company’s information or result in the unauthorized disclosure of confidential information;
•the existence and timing of any product approvals or changes;
•the rate and size of expenditures incurred on the Company’s clinical, manufacturing, sales, marketing, and product development efforts;
•the Company’s ability to attract and retain personnel;
•the availability of key components, materials and contract services, which depends on the Company’s ability to forecast sales, among other things;
•investigations of the Company’s business and business-related activities by regulatory or other governmental authorities;
•variations in timing and quantity of product orders;
•temporary manufacturing interruptions or disruptions;
•the timing and success of new product and new market introductions, as well as delays in obtaining domestic or foreign regulatory approvals for such introductions;
•increased competition, patent expirations or new technologies or treatments;
•product recalls or safety alerts;
•litigation, including product liability, patent, employment, securities class action, stockholder derivative, general commercial and other lawsuits;
•volatility in the global market and worldwide economic conditions;
•changes in tax laws, including changes domestically and internationally, or exposure to additional income tax liabilities;
•the impact of the EU privacy regulations (GDPR) on the Company’s resources;

•the financial health of the Company’s customers and their ability to purchase the Company’s products in the current economic environment;
•other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary; and
•an epidemic or pandemic, such as the current COVID-19 pandemic.
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
The Company’s success depends on the quality and reliability of its products. While the Company’s subject components are sources and products manufactured to stringent quality specifications and processes, the Company’s products incorporate different components including optical components, and other medical device software, any of which may contain errors or exhibit failures, especially when products are first introduced. In addition, new products or enhancements may contain undetected errors or performance problems that, despite testing, are discovered only after commercial shipment. Because the Company’s products are designed to be used to perform complex surgical procedures, due to the serious and costly consequences of product failure, the Company and its customers have an increased sensitivity to such defects. In the past, the Company has voluntarily recalled certain products. Although the Company’s products are subject to stringent quality processes and controls, the Company cannot provide assurance that its products will not experience component aging, errors, or performance problems. If the Company experiences product flaws or performance problems, any or all of the following could occur:
•delays in product shipments;
•loss of revenue;
•delay in market acceptance;
•diversion of the Company’s resources;
•damage to the Company’s reputation;
•product recalls;
•regulatory actions;
•increased service or warranty costs; or
•product liability claims.
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
The Company’s success largely depends on the Company’s ability to hire, train, manage, and improve the productivity levels of the Company’s sales professionals worldwide. Because of the Company’s focus on non-core practitioners in the past, several of its sales professionals do not have established relationships with the core market, consisting of dermatologists and plastic surgeons, or where those relationships exist, they are not appropriately strong.
Competition for sales professionals who are familiar with, and trained to sell in, the aesthetic equipment market continues to be robust. As a result, the Company occasionally loses its sales people to competitors. The Company’s industry is characterized by a few established companies that compete vigorously for talented sales professionals. Some of its sales professionals leave the Company for jobs that they perceive to be better opportunities, both within and outside of the aesthetic industry. For instance, in

2020, the Company experienced significant turnover of the Company’s sales professionals, including several people in key sales leadership positions. Most of these sales professionals went to work for a competitor and the loss of these sales professionals negatively impacted the Company’s sales performance until the Company was able to hire and train replacement personnel. The Company believes it has adequate measures in place to protect the Company’s proprietary and confidential information when employees leave the Company, however the ability to enforce these measures varies from jurisdiction to jurisdiction and the Company must make a case-by-case decision regarding legal enforcement action. For instance, covenants not-to-compete are not allowed in many states, and if allowed, are difficult to enforce in many jurisdictions. Furthermore, such legal enforcement actions are expensive and the Company cannot give any assurance that these enforcement actions will be successful.
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
The Company is planning to launch an energy-based solution for the treatment of Acne and can provide no assurance that the Company will obtain regulatory clearance for this Acne device or that the device will be widely adopted by customers or their patients.
The Company has recently announced plans to bring an energy-based device for Acne to market. The Company has spent several years working on this program, fine-tuning the product, and designing and developing the procedure to deliver a safe, comfortable and effective solution for Acne patients. Despite these efforts, the Company may not be successful in obtaining final approval from the FDA. Additionally, the Company may be unable to establish and manage a sufficient or effective sales force in a timely or cost-effective manner, and any sales force the Company does establish may not be capable of generating demand for this device, therefore hindering the Company’s ability to generate revenues and achieve or sustain profitability from this Acne device.
The aesthetic equipment market is characterized by rapid innovation. To compete effectively, the Company must develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.
The aesthetic light and energy-based treatment system industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate and develop new products and applications, the Company’s competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications or enhancements to the Company’s current products. The Company created products to apply the Company’s technology to body contouring, hair removal, treatment of veins, tattoo removal and skin revitalization, including the treatment of diffuse redness, fine lines and wrinkles via hemostasis and coagulation, skin texture, pore size and benign pigmented lesions, etc. For example, the Company introduced Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019, truSculpt flex in June 2019, and the Secret Pro, a device combining the benefits of RF microneedling with the capabilities of a fractional, ablative CO2 laser in September of 2020. In 2021, the Company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes. To grow in the future, the Company must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.
To successfully expand the Company’s product offerings, the Company must, among other things:

•develop or otherwise acquire new products that either add to or significantly improve the Company’s current product offerings;
•obtain regulatory clearance for these new products;
•convince the Company’s existing and prospective customers that the Company’s product offerings are an attractive revenue-generating addition to their practice;
•sell the Company’s product offerings to a broad customer base;
•identify new markets and alternative applications for the Company’s technology;
•protect the Company’s existing and future products with defensible intellectual property; and
•satisfy and maintain all regulatory requirements for commercialization.
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
Demand for the Company’s products in any of the Company’s markets could be weakened by several factors, including:
•inability to develop and market the Company’s products to the core market specialties of dermatologists and plastic surgeons;
•poor financial performance of market segments that attempt to introduce aesthetic procedures to their businesses;
•the inability to differentiate the Company’s products from those of the Company’s competitors;
•competitive threat from new innovations and product introductions;
•reduced patient demand for elective aesthetic procedures;
•failure to build and maintain relationships with opinion leaders within the various market segments; and
•the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers.
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
In addition to dependence on the Company’s officers and key employees, the Company is highly dependent on other sales and scientific personnel. For example, in the first quarter of 2020 the Company experienced turnover of its sales professionals, including several people in key sales leadership positions. Most of these sales professionals went to work for a competitor. Additionally, the Company’s product development plans depend, in part, on the Company’s ability to attract and retain engineers with experience in medical devices. Attracting and retaining qualified personnel will be critical to the Company’s success, and competition for qualified personnel is intense. The Company may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of any of these persons or the Company’s inability to attract, train and retain qualified personnel could harm the Company’s business and the Company’s ability to compete and become profitable.
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
A cyber security attack or other incident that bypasses the Company’s information systems security could cause a security breach which may lead to a material disruption to the Company’s information systems infrastructure or business and may involve a significant loss of business or patient health information. If a cyber security attack or other unauthorized attempt to access the Company’s systems or facilities were successful, it could result in the theft, destruction, loss, misappropriation or release of confidential information or intellectual property, and could cause operational or business delays that may materially impact the Company’s ability to provide various healthcare services. Any successful cyber security attack or other unauthorized attempt to access the Company’s systems or facilities also could result in negative publicity which could damage the Company’s reputation or brand with the Company’s patients, referral sources, payors or other third parties and could subject the Company to a number of adverse consequences, the vast majority of which are not insurable, including but not limited to disruptions in the Company’s operations, regulatory and other civil and criminal penalties, fines, investigations and enforcement actions (including, but not limited to, those arising from the SEC, Federal Trade Commission, Office of Civil Rights, the Office of Inspector General or state attorneys general), fines, private litigation with those affected by the data breach, loss of customers, disputes with payors and increased operating expense, which either individually or in the aggregate could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.
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

On July 9, 2020, the Company terminated its Wells Fargo Revolving Line of Credit and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank (the “SVB Revolving Line of Credit”). The agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million. The SVB Revolving Line of Credit matures on July 9, 2024. As of December 31, 2021, the Company had not drawn on this credit facility.
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
The Company entered into a Loan and Security Agreement with Silicon Valley Bank in July 2020, which provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million (the “senior credit facility”). The senior credit facility contains various restrictive covenants, including, among other things, minimum liquidity and revenue requirements, restrictions on the Company's ability to dispose of assets, make acquisitions or investments, incur debt or liens, make distributions to its stockholders, or enter into certain types of related party transactions. These restrictions may restrict the Company's current and future operations, particularly the Company's ability to respond to certain changes in its business or industry, or take future actions. Pursuant to the senior credit facility, the Company granted the parties thereto a security interest in substantially all of its assets. See Note 12 of the notes to the Company's consolidated financial statements and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources Loan and Security Agreement” in Part II, Item 8 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The Company’s ability to meet these restrictive covenants can be impacted by events beyond the Company’s control and the Company may be unable to do so. The Company’s senior credit facility provides that its breaches or failure to satisfy certain covenants constitutes an event of default. Upon the occurrence of an event of default, the Company’s lenders could elect to declare all amounts outstanding under its debt agreements to be immediately due and payable. In addition, the Company's lenders would have the right to proceed against the assets the Company provided as collateral pursuant to the senior credit facility. If the debt under its senior credit facility was to be accelerated, the Company may not have sufficient cash on hand or be able to sell sufficient collateral to repay it, which would have an immediate adverse effect on the Company's business and operating results.
Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and the trading price of the notes and the stock.
The Company’s business is influenced by a range of factors that are beyond the Company’s control, including:
•general macro-economic and business conditions in the Company’s key markets of North America, Japan, Asia Pacific, the Middle East, Europe and Australia;
•the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers due to increasing interest rates and lending requirements;
•the overall demand for the Company’s products by the core market specialties of dermatologists and plastic surgeons;
•the timing and success of new product introductions by the Company or the Company’s competitors or any other change in the competitive landscape of the market for non-surgical aesthetic procedures, including consolidation among the Company’s competitors;
•the level of awareness of aesthetic procedures and the market adoption of the Company’s products;
•changes in the Company’s pricing policies or those of the Company’s competitors;

•governmental budgetary constraints or shifts in government spending priorities;
•general political developments, both domestic and in the Company’s foreign markets, including economic and political uncertainty caused by elections;
•natural disasters;
•tax law changes;
•currency exchange rate fluctuations; and
•any trade restrictions or higher import taxes that may be imposed by foreign countries against products sold internationally by U.S. companies.
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
Macroeconomic declines, negative political developments, including volatile market conditions due to investor concerns regarding inflation and potential hostilities between Russian and Ukraine, adverse market conditions and catastrophic events may cause a decline in the Company’s revenue, negatively affect the Company’s operating results, adversely affect the Company’s cash flow and could result in a decline in the Company’s stock price.
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
The Company is focused on international expansion as a key component of its growth strategy and has identified specific areas of opportunity in various international markets. Revenue from customers outside of North America is a material component of the Company’s business strategy and represented 52% of its total revenue in 2021 compared to 53% of the Company’s total revenue in 2020. The Company employs a direct sales force in the major markets throughout Europe as well as Canada, Japan and Australia/New Zealand while using third-party distributors to sell its products in several other country in the Middle East, Asia, and South America in particular. The Company may be unable to increase or maintain its level of international revenue due to supply chain disruptions or loss of distributor relationship.
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
In 2021, 52% of the Company’s total revenue was from customers outside of North America. The Company expects its sales from international operations and export sales to continue to be a significant portion of the Company’s revenue. The Company has placed a particular emphasis on increasing its growth and presence in international markets. The Company’s international operations and sales are subject, in varying degrees, to risks inherent in doing business outside the U.S. These risks include:
•changes in trade protection measures, including embargoes, tariffs and other trade barriers, and import and export regulations and licensing requirements;
•instability and uncertainties arising from the global geopolitical environment, such as economic nationalism, populism, protectionism and anti-global sentiment;
•changes in tax laws and potential negative consequences from the interpretation, application and enforcement by governmental tax authorities of tax laws and policies;
•unanticipated changes in other laws and regulations or in how such provisions are interpreted or administered;
•reduced protection for intellectual property rights in some countries and practical difficulties of enforcing intellectual property and contract rights abroad;
•possibility of unfavorable circumstances arising from host country laws or regulations, including those related to infrastructure and data transmission, security and privacy;
•currency exchange rate fluctuations and restrictions on currency repatriation;
•difficulties and expenses related to implementing internal control over financial reporting and disclosure controls and procedures;
•disruption of sales from labor and political disturbances;
•regional safety and security considerations;
•increased costs and risks in developing, staffing and simultaneously managing global sales operations as a result of distance as well as language and cultural differences;
•increased management, travel, infrastructure and legal compliance costs associated with having multiple international operations;
•lengthy payment cycles and difficulty in collecting accounts receivable;
•preference for locally-produced products, as well as protectionist laws and business practices that favor local companies;
•outbreak or escalation of insurrection, armed conflict, terrorism or war; and
•supply chain disruption or the loss of distributor relationships.
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
Since January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has been responsible for the UK medical device market. New regulations require medical devices to be registered with the MHRA. Manufacturers based outside the UK need to appoint a UK Responsible Person to register devices with the MHRA. By July 1, 2023, in the United Kingdom, all medical devices will require a UKCA (UK Conformity Assessed) mark, but CE marks issued by EU notified bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU.
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
The Company has entered into distribution arrangements pursuant to which the Company utilizes its sales force and distributors to sell products manufactured by other companies. In Japan, the Company has a non-exclusive right to distribute a Q-switched laser product manufactured by a third party OEM. The Company also has an exclusive agreement with ZO to distribute certain of their proprietary skincare products in Japan. Each of these agreements requires the Company to purchase annual minimum dollar amounts of their products. Additionally, the Company has entered into distribution arrangements with other companies to promote and sell the Secret RF products.
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

The Company’s ability to effectively compete and generate additional revenue from new and existing products depends upon the Company’s ability to distinguish the Company and its products from the competitors and their products, and to develop and effectively market new and existing products. The Company’s success is dependent on many factors, including the following:
•speed of new and innovative product development;
•effective strategy and execution of new product launches;
•identification and development of clinical support for new indications of the Company’s existing products;
•product performance;
•product pricing;
•quality of customer support;
•development of successful distribution channels, both domestically and internationally; and
•intellectual property protection.
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
The medical technology and aesthetic product markets are highly competitive and dynamic and are characterized by rapid and substantial technology development and product innovations. The Company’s products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. The Company’s products also compete against laser and other energy- based products offered by other companies. Further, other companies could introduce new products that are in direct competition with the Company’s products. The Company may also face competition from manufacturers of pharmaceutical and other products that have not yet been developed. Competition with these companies could result in reduced selling prices, reduced profit margins and loss of market share, any of which would harm the Company’s business, financial condition and results of operations.
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
Continued expansion of the global market for laser and other-energy-based aesthetic procedures is a material assumption of the Company’s business strategy. Most procedures performed using the Company’s products are elective procedures not reimbursable through government or private health insurance, with the costs borne by the patient. The decision to utilize the Company’s products may therefore be influenced by a number of factors, including:
•consumer disposable income and access to consumer credit, which as a result of an unstable economy, may be significantly impacted;
•the cost, safety and effectiveness of alternative treatments, including treatments which are not based upon laser or other energy-based technologies and treatments which use pharmaceutical products;
•the success of the Company’s sales and marketing efforts; and
•the education of the Company’s customers and patients on the benefits and uses of the Company’s products, compared to competitors’ products and technologies.

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
The Company's laser products are medical devices subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. Government regulations specific to medical devices are wide ranging and govern, among other things:
•product design, development, manufacture, and release;
•laboratory and clinical testing, labeling, packaging, storage and distribution;
•product safety and efficacy;
•pre-marketing clearance or approval;
•service operations;
•record keeping;
•product marketing, promotion and advertising, sales and distribution;
•post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals;
•post-market approval studies; and
•product import and export.
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
Before a new medical device, or a new intended use of, claim for, or significant modification to an existing device, can be marketed in the United States, a company must first submit an application for and receive either 510(k) clearance pursuant to a premarket notification submitted under Section 510(k) of the FDCA, or PMA approval from the FDA, unless an exemption applies. The 510(k), or PMA processes can be expensive, lengthy and unpredictable. The FDA’s 510(k) clearance process usually takes from three to 12 months, but can last longer. The process of obtaining a PMA approval is much more costly and uncertain than the 510(k) clearance process and generally takes from one to three years, or even longer, from the time the application is filed with the FDA. In addition, a PMA approval generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved or cleared by the FDA. Any delay or failure to obtain necessary regulatory clearances or approvals could harm its business. Furthermore, even if the Company is granted regulatory clearances or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.
The Company has obtained 510(k) clearances to market its products. The FDA or other regulators could delay, limit, or deny clearance or approval of a device for many reasons, including:

•The Company's inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that the Company's currently marketed devices, or any other future device, and any accessories are substantially equivalent to a legally marketed predicate device or safe or effective for their proposed intended uses;
•the disagreement of the FDA with the design or implementation of any clinical trials or the interpretation of data from preclinical studies or clinical trials;
•serious and unexpected adverse device effects experienced by participants in its clinical trials;
•the insufficiency of the data from preclinical studies or clinical trials to support clearance or approval, where required;
•our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•the failure of its manufacturing process or facilities to meet applicable requirements; and
•the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering its clinical data or regulatory filings insufficient for clearance or approval.
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
The Company’s products are medical devices that are subject to extensive regulation in the U.S. by the FDA for manufacturing, labeling, sale, promotion, distribution and shipping. The FDA, state authorities and international regulatory bodies have broad enforcement powers. If the Company fails to comply with any U.S. law or any of the applicable regulatory requirements of the FDA, or federal or state agencies, or one of the international regulatory bodies, it could result in enforcement action by the agencies, which may include any of the following sanctions:
•warning letters, fines, injunctions, consent decrees and civil penalties;
•repair, replacement, recall or seizure of the Company’s products;
•operating restrictions or partial suspension or total shutdown of production;
•refusing the Company’s requests for 510(k) clearance of new products, new intended uses, or modifications to existing products;
•withdrawing 510(k) clearance or pre-market approvals that have already been granted; and
•criminal prosecution.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new product applications to be reviewed and/or approved by necessary government agencies, which would adversely affect its business. For example, in response to the COVID-19 pandemic, the FDA has indicated that it will consider alternative methods for inspections and could exercise discretion on a case-by-case basis to approve products based on a desk review, if a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process its regulatory submissions, which could have a material adverse effect on the Company's business.
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
The Company is subject to the FDA's Bioresearch Monitoring (BIMO) program. As such, the BIMO audits the Company and the Company is also subject to FDA regulations relating to the design and conduct of clinical trials. The Company is subject to unannounced BIMO audits, with the most recent inspection by FDA completed over five years ago in August 2016. There were no significant findings and only two observations as a result of this audit. The Company’s responses to these observations were accepted by the FDA. Failure to take satisfactory corrective action in response to an adverse BIMO inspection or the Company’s failure to comply with Good Clinical Practices could result in the Company no longer being able to sponsor Biomedical Research, the reversal of 510(k) clearances previously granted based on the results of clinical trials conducted to gain clinical data to support those 510(k) clearances, or enforcement actions, including a public warning letter, civil or criminal penalties, or other sanctions, such as those described in the preceding paragraph, which would cause the Company’s sales and business to suffer.
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
If the Company’s products contain defects that cannot be repaired easily, inexpensively, or on a timely basis, the Company may experience:
•damage to the Company’s brand reputation;
•loss of customer orders and delay in order fulfillment;
•increased costs due to product repair or replacement;
•inability to attract new customers;
•diversion of resources from the Company’s manufacturing and research and development departments into the Company’s service department;
•changes in share-based compensation; and
•legal action.
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
The Company has conducted clinical trials in the past and will likely conduct clinical trials in the future. Initiating and completing clinical trials necessary to support any future product candidates, will be time-consuming and expensive and the outcome, uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of its products conducted to date and ongoing or future studies and trials of its current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The Company's interpretation of data and results from its clinical trials do not ensure that the Company will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. The Company's clinical studies may produce negative or inconclusive results, and it may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those the Company has planned.
•the Company may be required to submit an IDE application to the FDA, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject the Company's IDE application and notify the Company that it may not begin clinical trials;
•regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of its clinical trials;

•regulators and/or an IRB, or other reviewing bodies may not authorize the Company or its investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
•the Company may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•clinical trials may produce negative or inconclusive results, and the Company may decide, or regulators may require the Company to conduct additional clinical trials or abandon product development programs;
•the number of subjects or patients required for clinical trials may be larger than the Company anticipates, enrollment in these clinical trials may be insufficient or slower than the Company anticipates, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than the Company anticipates;
•the Company's third-party contractors, including those manufacturing products or conducting clinical trials on the Company's behalf, may fail to comply with regulatory requirements or meet their contractual obligations to the Company in a timely manner, or at all;
•the Company might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•the Company may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which it may be required to submit to an IRB and/or regulatory authorities for re-examination;
•regulators, IRBs, or other parties may require or recommend that the Company or its investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;
•the cost of clinical trials may be greater than the Company anticipates;
•clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•the Company may be unable to recruit a sufficient number of clinical trial sites;
•regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with its manufacturing processes or facilities of third-party manufacturers with which the Company enters into agreement for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or the Company may experience interruptions in supply;
•approval policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering the Company's clinical data insufficient for approval;
•the Company's current or future products may have undesirable side effects or other unexpected characteristics; and
•impacts of regional or global public health crises including the ongoing COVID-19 pandemic could adversely affect any clinical trials the Company is conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials the Company needs for clinical trials.
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
If the Company's products are used by non-licensed or untrained practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and the Company’s business. U.S. federal regulations allow the Company to sell the Company’s products to or on the order of “licensed practitioners.” The definition of “licensed practitioners” varies from state to state. As a result, the Company’s products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including nurse practitioners, chiropractors and technicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of its products. The Company does not supervise the procedures performed with the Company’s products, nor does the Company require that direct medical supervision occur that is determined by state law. The Company and its distributors generally offer but do not require product training to the purchasers or operators of the Company’s products. In addition, the Company sometimes sells its systems to companies that rent its systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of its products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and its business, and, in the event these actions result in product liability litigation, distract management and subject the Company to liability, including legal expenses.

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
Many of the components and materials that comprise the Company’s products are currently manufactured by a limited number of suppliers. In addition, all of the Company’s skincare products are manufactured by its sole supplier, ZO. A supply interruption or an increase in demand beyond the Company’s current suppliers’ capabilities could harm the Company’s ability to manufacture its products until a new source of supply is identified and qualified. The Company’s reliance on these suppliers subjects the Company to a number of risks that could harm its business, including:
•interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
•delays in product shipments resulting from uncorrected defects, reliability issues or a supplier’s variation in a component;
•lack of long-term supply arrangements for key components with the Company’s suppliers;
•inability to obtain adequate supply in a timely manner, or on reasonable terms;
•inability to redesign one or more components in the Company’s systems in the event that a supplier discontinues manufacturing such components and the Company’s inability to sources it from other suppliers on reasonable terms;
•difficulty locating and qualifying alternative suppliers for the Company’s components in a timely manner;
•production delays related to the evaluation and testing of products from alternative suppliers and corresponding regulatory qualifications; and delay in supplier deliveries.
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
The Company manufactures its goods at the Brisbane, California site, as well as dual sourcing several product platforms at contract manufacturing shops for redundancy. A few of the product platforms such as Enlighten and excel HR are only capable of being produced at the single site in Brisbane, and as such the occurrence of a catastrophic disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
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
The Company relies on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect the Company’s technology and products. As of January 19, 2022, the Company had 28 issued and unexpired U.S. patents, eight pending U.S. patent applications, and four pending international applications under the Patent Cooperation Treaty ("PCT"). Some of the Company’s components, such as the Company’s laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, the Company’s patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents the Company obtains may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, the Company’s. The Company may not be able to prevent the unauthorized disclosure or use of the Company’s technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of the Company’s intellectual property is difficult, and the Company does not know whether the steps it has taken to protect the Company’s intellectual property will be effective. Moreover, the laws of many foreign countries will not protect the Company’s intellectual property rights to the same extent as the laws of the U.S.
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
The Company has gone through sales and income tax audits in the past. Although these audits did not result in any material adjustments, the final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in the Company’s having to pay amounts to the applicable tax authority in order to resolve examination of its tax positions. An increase or decrease of tax related to tax examination resolution could result in a change in the Company’s income tax accrual and could negatively impact its financial position, results of operations or cash flows.
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
The Company is subject to taxes in the U.S. and other jurisdictions. Tax rates in these jurisdictions may be subject to significant change due to economic and/or political conditions. A number of other factors may also impact the Company’s future effective tax rate including:
•the jurisdictions in which profits are determined to be earned and taxed;

•the resolution of issues arising from tax audits with various tax authorities;
•changes in valuation of the Company’s deferred tax assets and liabilities;
•increases in expenses not deductible for tax purposes, including write-offs and impairment of goodwill in connection with acquisitions;
•changes in availability of tax credits, tax holidays, and tax deductions;
•changes in share-based compensation; and
•changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles.
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
The Company’s business is subject to regulation and oversight worldwide including:
•the FCPA, which prohibits corporations and individuals from paying, offering to pay or authorizing the payment of anything of value to any foreign government official, government staff member, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity;
•the UK Bribery Act, which prohibits both domestic and international bribery, as well as bribery across both public and private sectors; and bribery provisions contained in the German Criminal Code, which, pursuant to draft legislation being prepared by the German government, may make the corruption and corruptibility of physicians in private practice and other healthcare professionals a criminal offense;
•Health Insurance Portability and Accountability Act of 1996, as amended by The Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and
•analogous state and foreign law equivalents of each of the above laws, such as state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.
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
The Company has identified a material weakness in its internal control over financial reporting at its Japan subsidiary, which could, if not remediated, result in material misstatements in the Company's financial statements.
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of this Annual Report on Form 10-K, the Company identified a material weakness in its internal control over financial reporting relating to user access and segregation of duties conflicts at the Company's Japan subsidiary. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, the Company concluded that its internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).
To implement remedial measures as disclosed in Item 9A, the Company has begun the process of designing and implementing additional controls to detect potential unauthorized entries or transactions that may arise as a result of the user access and segregation of duties conflicts at the Company's Japan subsidiary. If these remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in the Company's internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements, and the Company could be required to restate its financial results. In addition, if the Company is unable to successfully remediate the material weakness and is unable to produce accurate and timely financial statements, its stock price may be adversely affected.

Risks Related to the Notes
Although the notes are referred to as convertible senior notes, they are effectively subordinated to any of the Company's secured debt and any liabilities of its subsidiaries.
The notes will be the Company's senior unsecured obligations and will rank:
•senior in right of payment to all of its indebtedness that is expressly subordinated in right of payment to the notes;
•equal in right of payment to all of its unsecured indebtedness that is not so subordinated;
•effectively junior to any of its secured indebtedness to the extent of the value of the assets securing such indebtedness, including any amount outstanding under the Company's senior credit facility; and
•structurally junior to all indebtedness and other liabilities of its current or future subsidiaries (including trade payables).
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
The conditional conversion features of the notes, if triggered, may adversely affect the Company's financial condition and operating results.
During the second and third quarters of 2021, a conversion feature related to the sale price of the Company’s common stock was triggered. No conversion requests were submitted by the holders of the notes related to these triggering events. In the event the conditional conversion features of the notes are triggered, holders of the notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless the Company elects to satisfy the Company's conversion obligation by delivering solely shares of its common stock, the Company would be required to settle a portion or all of its conversion obligation in cash, which could adversely affect the company's liquidity. In addition, even if holders of notes do not elect to convert their notes, the Company could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of its net working capital.
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
In connection with the pricing of the notes, the Company entered into capped call transactions with the counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of the Company's common stock initially underlying the notes. The capped call transactions generally reduce the potential dilution to the Company's common stock upon any conversion of the notes. If the initial purchasers exercise their option to purchase additional notes, the Company expects to enter into additional capped call transactions with the counterparties.
The Company believes that, in connection with establishing their initial hedge of the capped call transactions, the counterparties or their respective affiliates may have entered into various derivative transactions with respect to the Company's common stock and/or purchase shares of its common stock concurrently with or shortly after the pricing of the notes, including with certain investors in the notes.
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
The counterparties to the capped call transactions that the Company enter into are financial institutions, and the Company will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. The Company's exposure to the credit risk of the counterparties will not be secured by any collateral.
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
The Company's amended and restated certificate of incorporation, amended and restated bylaws and Delaware law contain provisions which could have the effect of rendering more difficult, delaying or preventing an acquisition deemed undesirable by the Company's board of directors. Among other things, the Company's amended and restated certificate of incorporation and amended and restated bylaws include provisions:
•authorizing a classified board of directors whose members serve staggered three-year terms;
•authorizing “blank check” preferred stock, which could be issued by the Company's board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to its common stock;
•limiting the liability of, and providing indemnification to, its directors and officers;
•limiting the ability of its stockholders to call and bring business before special meetings;

•requiring advance notice of stockholder proposals for business to be conducted at meetings of the Company's stockholders and for nominations of candidates for election to its board of directors; and
•controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings.
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
In addition, the Company has leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 5,896	Two leases: The first lease expires in March 2024 and the second lease expires in December 2023.
France	Approximately 2,239	One lease, which expires in June 2024.
Spain	Approximately 3,584	One lease, which expires in January 2023.
Belgium	Approximately 151	One lease, which expires in November 2023.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of material pending legal and regulatory proceedings and settlements as of December 31, 2021, please see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” Part II Item 8, included in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Listing
The Company’s common stock trades on The NASDAQ Global Select Market under the symbol “CUTR.” As of February 22, 2022, the closing sale price of its common stock was $33.45 per share.
Common Stockholders
The Company had five stockholders of record as of February 22, 2022. The Company believes the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Issuer Purchases of Equity Securities
There were no repurchases of the Company’s common stock in 2021 under the Company’s Stock Repurchase Program.
Sales of Unregistered Securities
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

Performance Graph
The graph below compares Cutera, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Care index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2016 to December 31, 2021.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Cutera, Inc., the NASDAQ Composite Index
and the NASDAQ Medical Equipment Index

$350
$300
$250
$200
$150
$100
$50
$0
Dec '16
Dec '17
Dec '18
Dec '19
Dec '20
Dec '21
Cutera, Inc.
NASDAQ Composite
NASDAQ Health Care

*$100 invested on December 31, 2016 in stock or index, including reinvestment of dividends.
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

ITEM 6. [Reserved]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2021. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon the Company’s current expectations, estimates and projections and that reflect the Company’s beliefs and assumptions based upon information available to the Company at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “could,” “will,” “should,” “expects,” “plans,” “anticipates,” “likely,” “believes,” “estimates,” “intends,” “forecasts,” “foresees,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company’s actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to the Company’s future financial performance, the ability to grow the Company’s business, increase the Company’s revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of the Company’s worldwide sales and distribution network, and to the outlook regarding long term prospects. The Company cautions you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.
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
•Recent Accounting Guidance. This section describes the issuance and effect of new accounting pronouncements that are or may be applicable to us.
•Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on the Company’s Consolidated Statements of Operations.
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of December 31, 2021.
We have omitted discussion of 2019 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2020, which has been filed with the SEC.
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

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019 truSculpt flex in June 2019, Secret PRO in July 2020 and excel V+III during the fourth quarter of 2020. In 2021, the Company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.

The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland and the United Kingdom. Sales and Services outside of these direct markets are made through a worldwide distributor network in over 42 countries.
Products and Services
The Company derives revenue from the sale of products and services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue), the sale of third party manufactured skincare products (“Skincare” revenue); and the leasing of equipment through a membership program. A system consists of a console that incorporates a universal graphic user interface, a laser and (or) an energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.
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
Service includes prepaid service contracts, and labor, time and material on out-of-warranty products.
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
•marketing to physicians in the core dermatology and plastic surgeon specialties, as well as outside those specialties; and
•generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, truSculpt cycles, skincare products and replacement tips for Secret RF products.
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
Revenue Recognition
See "Part II, Item 8. Revenue Recognition, Note 1" to the consolidated financial statements for the year ended December 31, 2021, included in this Annual Report on Form 10-K for additional information about the Company’s revenue recognition policy, significant judgement and criteria for recognizing revenue.
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
The Company allocates revenue to each performance obligation in proportion to the relative standalone selling prices (“SSP”) and recognizes revenue when control of the related goods or services is transferred for each performance obligation.
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
The Company determines the SSP for systems based on directly observable sales in similar circumstances to similar customers. The SSPs for extended service contracts are based on observable prices when sold on a standalone basis.
Incremental costs of obtaining a contract, including sales commissions, are allocated to the distinct goods and services to which they relate based on the relative stand-alone selling prices. Incremental costs related to obligations delivered at inception are recognized at contract inception. Those related to obligations delivered over time are capitalized and amortized on a straight-line basis over the expected period of benefit if the Company expects to recover those costs. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years for the Company’s product and service arrangements.
Leases
Lessee
The Company is a party to certain operating and finance leases for vehicles, office space and storages. The Company’s material operating leases consist of office space, as well as storage facilities. The Company’s leases generally have remaining terms of one to ten years, some of which include options to renew the leases for up to five years.

The Company determines if a contract contains a lease at inception. Right of use assets and lease liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease right of use assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates the incremental secured borrowing rates corresponding to the maturities of the leases. The Company bases the rate estimates on prevailing financial market conditions, credit analysis and management judgment.
The Company recognizes expense for operating leases on a straight-line basis over the lease term. Additionally, tenant incentives used to fund leasehold improvements are recognized when earned and reduce the Company’s right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.
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
The Company’s effective tax rates differ from the statutory rate primarily due to changes in the valuation allowance, foreign operations, research and development tax credits, state taxes, and certain benefits realized related to stock option activity. The

Company’s current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. state taxes, should they either be deemed or actually remitted to the U.S. The Company’s future effective tax rates could be adversely affected by earnings being lower in countries where the Company has lower statutory rates and being higher in countries where the Company has higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research, and development tax credits, and due to changes in the valuation allowance applied to its U.S. deferred tax assets. In addition, the Company is subject to the examination of the Company’s income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes.
Undistributed earnings of the Company’s foreign subsidiaries as of December 31, 2021 are considered to be indefinitely reinvested and, accordingly, no provision for income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.
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
The Company records a liability for uncertain tax positions that do not meet the more likely than not standard as prescribed by the authoritative guidance for income tax accounting. The Company records tax benefits for only those positions that it believes will more likely than not be sustained. For positions that the Company believes that it is more likely than not that it will prevail, the Company records a benefit considering the amounts and probabilities that could be realized upon ultimate settlement. If the Company judgment as to the likely resolution of the uncertainty changes, if the uncertainty is ultimately settled or if the statute of limitation related to the uncertainty expires, the effects of the change would be recognized in the period in which the change, resolution or expiration occurs. The Company has provided for unrecognized tax benefits of $2.7 million and $1.9 million as of December 31, 2021 and December 31, 2020, respectively. See “Part II, Item 8. Financial Statements, Note 7. Income Taxes” in the accompanying Notes to consolidated financial statements for more information.
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
Off-Balance Sheet Arrangements
The Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, variable interest or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2021, the Company was not involved in any unconsolidated transactions.

Recent Accounting Pronouncement
In addition to the impacts from new accounting pronouncements included above see Note 1 — “Summary of Significant Accounting Pronouncements” in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. for a complete discussion of recent accounting pronouncements adopted and not adopted.
Results of Operations
The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2021	2020	2019
Net revenue	100%	100%	100%
Cost of revenue	42%	49%	46%
Gross margin	58%	51%	54%

Operating expenses:
Sales and marketing	33%	36%	39%
Research and development	9%	10%	8%
General and administrative	14%	20%	13%
Total operating expenses	57%	65%	61%

Income/(Loss) from operations	1%	(15)%	(7)%
Amortization of debt issuance costs	—%	—%	—%
Interest on convertible notes	(1)%	—%	—%
Gain on extinguishment of PPP loan	3%	—%	—%
Other income (expense), net	(1)%	—%	—%
Income (loss) before income taxes	1%	(16)%	(7)%
Income tax expense	1%	—%	—%
Net income (loss)	1%	(16)%	(7)%
Net Revenue
The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2021	% Change	2020	% Change	2019
Revenue mix by geography:
North America	$111,621	61%	$69,455	(41)%	$116,933
Japan	70,235	62%	43,265	79%	24,143
Rest of World	49,414	41%	34,963	(14)%	40,636
Consolidated total revenue	$231,270	57%	$147,683	(19)%	$181,712

North America as a percentage of total revenue	48%		47%		65%
Japan as a percentage of total revenue	31%		29%		13%
Rest of World as a percentage of total revenue	21%		24%		22%

Revenue mix by product category:
Systems - North America	$86,100	70%	$50,721	(48)%	$96,718
Systems - Rest of World (including Japan)	53,533	34%	40,045	(8)%	43,760
Total Systems	139,633	54%	90,766	(35)%	140,478
Consumables	16,401	77%	9,286	(4)%	9,648
Skincare	49,669	98%	25,061	194%	8,512
Total Products	205,703	64%	125,113	(21)%	158,638
Service	25,567	13%	22,570	(2)%	23,074
Total Net revenue	$231,270	57%	$147,683	(19)%	$181,712
Total Net Revenue
The Company’s total revenue increased by $83.6 million, or 57%, for the year ended December 31, 2021, compared to 2020, due primarily to a significant recovery in sales in the North America market as the U.S. economic outlook improved in 2021 and increase in Skincare products sales in Japan. The increase was driven mainly by increase in volume.
Revenue by Geography
The Company’s North America revenue increased by $42.2 million, or 61%, for the year ended December 31, 2021, compared to the same period in 2020, driven primary by a recovery in sales following an improvement in conditions related to the COVID-19 pandemic.
The Company's revenue in Japan increased $27.0 million, or 62%, for the year ended December 31, 2021, compared to 2020. The increase was due primarily to a significant increase in sales of Skincare products.
The Company’s Rest of World revenue increased $14.5 million, or 41%, for the year ended December 31, 2021, compared to the same period in 2020, driven primarily by a recovery in sales following an improvement in conditions related to the COVID-19 pandemic.
Revenue by Product Type
Systems Revenue
Systems revenue in North America increased by $35.4 million, or 70%, for the year ended December 31, 2021, compared to the same period in 2020, mainly due to the recovery from the business disruptions caused by the COVID-19 pandemic. The Rest of the World systems revenue increased by $13.5 million, or 34%, compared to the same period in 2020. The increase in Rest of the World revenue was primarily due to increased sales in the Company’s direct businesses in Australia and Europe, partially offset by decreased sales from distributors in the Middle East and Asian regions.

Consumables Revenue
Consumables revenue increased $7.1 million, or 77%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, truSculpt 3D and truSculpt flex, each of which have a consumable element.
Skincare Revenue
The Company’s revenue from Skincare products in Japan increased $24.6 million, or 98%, for the year ended December 31, 2021, compared to the same period in 2020. This increase was due primarily to increased marketing and promotional efforts, as well as changes in customers behavior due to the COVID-19 pandemic, as some consumers opted to purchase skincare products rather than go to a doctor's office for treatment, a trend which began in 2020.
Service Revenue
The Company’s Service revenue increased $3.0 million, or 13%, for the year ended December 31, 2021, compared to the same period in 2020. This increase was due primarily to increased sales of service contracts, as well as support and maintenance services provided on a time and materials basis to the Company's network of international distributors.
Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2021	Change	2020	Change	2019
Gross profit	$133,105	$57,333	$75,772	$(22,391)	$98,163
As a percentage of total net revenue	57.6%	6.2%	51.3%	(2.7)%	54.0%
Gross profit as a percentage of revenue for the year ended December 31, 2021, increased from 51.3% to 57.6%, compared to the same period in 2020. The increase in gross profit as a percentage of revenue was primarily driven by an increase in volumes as a result of the economic recovery. The increase in sales volume improved the Company's leveraging of fixed costs, which improved the Company's gross margin.
Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2021	Change	2020	Change	2019
Sales and marketing	$76,762	$23,996	$52,766	$(18,343)	$71,109
As a percentage of total net revenue	33.2%	(2.5)%	35.7%	(3.4)%	39.1%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training. Sales and marketing expenses for the year ended December 31, 2021 increased $24.0 million, or 45%, compared to the same period in 2020. This increase reflected headcount growth and an $11.3 million increase in commission costs due to higher revenue. Also contributing to the increase in sales and marketing expenses was a $4.0 million increase in consulting and outside professional services, a $3.5 million increase in marketing costs related to new business, trade shows and other promotions, and a $2.4 million increase due to resumption in travel activities.
Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2021	Change	2020	Change	2019
Research and development	$21,568	$7,246	$14,322	$(763)	$15,085
As a percentage of total net revenue	9.3%	(0.4)%	9.7%	1.4%	8.3%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $7.2, or 51%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in expense was due primarily to a $4.7 million increase in salaries and benefits, a $1.4 million increase in outside services, and a $0.7 million increase in material and equipment costs used for research and development activities.
General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2021	Change	2020	Change	2019
General and administrative	$32,945	$1,433	$31,512	$7,479	$24,033
As a percentage of total net revenue	14.2%	(5.8)%	20.0%	6.8%	13.2%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $1.4 million, or 5%, for the year ended December 31, 2021, compared to the same period in 2020. The increase in expenses was due primarily to a $6.2 million increase in labor-related expenses driven by an increase in headcount, partially offset by a $2.1 million decrease in professional fees, consulting services and legal fees, and a $2.1 million decrease in credit loss expense.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2021	Change	2020	Change	2019
Interest and other income (expense), net	$1,555	$2,134	$(579)	$(380)	$(199)
Interest and other income (expense), net, increased $2.1 million for the year ended December 31, 2021, compared to 2020, due to a $7.2 million gain resulting from the forgiveness of the PPP loan and accrued interest. This gain was partially offset by interest expense of $2.5 million related to the convertible notes issued in March 2021, and $1.8 million due to foreign exchange fluctuations.
Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2021	Change	2020	Change	2019
Income tax provision	$1,323	$853	$470	$385	$85
Income tax provision increased $0.9 million, or 181%, for the year ended December 31, 2021, compared to the same period in 2020. This increase reflects higher net earnings from the Company's foreign subsidiaries.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s principal source of liquidity is cash generated from the issuance of convertible notes and common stock through exercise of stock options and the Company’s employee stock purchasing program. The Company actively manages its cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash is held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
As of December 31, 2021 and December 31, 2020, the Company had $175.8 million and $51.9 million of working capital, respectively. Cash and cash equivalents increased by $117.1 million to $164.2 million as of December 31, 2021, from $47.0 million as of December 31, 2020, primarily due to net proceeds from the issuance of the convertible notes, partially offset by $16.1 million in premiums paid for separate capped call transactions related to the issuance of the convertible notes.

Cash, Cash Equivalents and Restricted Cash
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	Year ended December 31,
(Dollars in thousands)	2021	2020	Change
Cash and cash equivalents	$164,164	$47,047	$117,117
Restricted cash	700	—	700
Cash and cash equivalents	$164,864	$47,047	$117,817
Consolidated Cash Flow Data
In summary, the Company’s cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2021	2020	2019
Cash flows provided by (used in):
Operating activities	$1,235	$(16,934)	$(2,217)
Investing activities	(944)	6,389	1,067
Financing activities	117,526	31,276	1,414
Net increase in cash and cash equivalents	$117,817	$20,731	$264
Cash Flows from Operating Activities
Net cash provided by operating activities for the year ended December 31, 2021, was $1.2 million, which reflected net income, adjusted for non-cash items of $14.4 million, offset by changes in assets and liabilities of $13.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2021, was $0.9 million, which was primarily due to purchases of property, equipment and software.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2021 was $117.5 million, which was primarily due to the proceeds from the issuance of convertible notes, net of issuance costs, and cash used for the purchase of capped calls of $117.4 million
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $164.2 million as of December 31, 2021. For fiscal year 2021, the Company’s principal source of liquidity was $133.5 million of net proceeds from the issuance of the convertible notes, partially offset by $16.1 million in premiums paid concurrently for a separate capped call transaction. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures through at least the next 12 months from the date the financial statements are issued, but there can be no assurances.
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of convertible notes due on March 15, 2026 in a private placement offering. The convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. The convertible notes are presented as long-term debt, net of debt discount. Proceeds from the offering were $133.5 million, net of issuance costs, including underwriters’ fees, which were recorded in the consolidated balance sheet.
On July 9, 2020, the Company terminated its undrawn revolving line of credit with Wells Fargo and subsequently entered into a Loan and Security Agreement with Silicon Valley Bank. The agreement provides for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. See Note 12 – Debt in the accompanying notes to consolidated financial statements for more information.

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
On March 4, 2021, the Loan and Security Agreement dated July 9, 2020 was amended to (i) permit the Company to issue the convertible notes, and (ii) to permit the capped call transactions.
On or about May 28, 2021, the Loan and Security Agreement was amended. The amendment removed the quarterly minimum revenue requirement but kept the in place the other financial covenants.
As of December 31, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ended on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the convertible notes on each applicable trading day;
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
The circumstances described in the first bullet of the paragraph above were met during the second and third quarters of 2021 as the Company's stock traded at a price in excess of the conversion price for the required number of days during each of those quarters. These circumstances were not met during the fourth quarter of 2021. As a result, holders of the Notes had the right to convert their Notes beginning July 1, 2021 and ending on December 31, 2021. As of December 31, 2021, the Notes are not convertible and this condition will remain until March 31, 2022. The Notes may become convertible in future periods.
If one or more holders elect to convert their convertible notes, unless the Company elects to satisfy its conversion obligation by delivering solely shares of its common stock, the Company would be required to settle a portion or all of its conversion obligation through the payment of cash, which could adversely affect the Company’s liquidity.
Interest Rate and Market Risk
As of December 31, 2021 the Company had not drawn on the SVB Revolving Line of Credit. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the greater of either 1.75% above the Prime Rate or 5%. The Prime Rate was 3.25% as of December 31, 2021, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime Rate increases in future periods.
Inflation
Certain production-related costs, including freight expense and components costs, were subject to inflationary pressure in 2021. During the year ended December 31, 2021, we were generally able to offset the inflationary impact by managing our sales mix and leveraging our fixed cost base. If the Company’s costs were to become subject to significant inflationary pressures, the Company might not be able to fully mitigate such higher costs. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.
Foreign Exchange Fluctuations
The Company generates revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds and Swiss Francs. The Company’s skincare revenue, which was $49.7 million in 2021, is denominated in Japanese Yen and the related product costs to the Company denominated in U.S. dollars. Additionally, approximately 14% of expenses, 15% of assets and 7% of liabilities are denominated in non-U.S. dollar currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect the Company’s results of operations upon translation of the Company’s revenue denominated in these currencies, as well as the re-measurement of the Company’s international subsidiaries’ financial statements into U.S. dollars. The Company has historically not engaged in hedging activities relating to the Company’s foreign currency denominated transactions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Cutera, Inc.
Brisbane, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cutera, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an adverse opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
The Company recognized total net revenue of approximately $231.3 million for the year ended December 31, 2021. As described in Note 1 to the consolidated financial statements, the Company recognizes revenue in a manner that best depicts the transfer of control of promised products or services to the customer, in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s contracts with customers may include, individually, or in combination, systems, extended service contracts, training, marketing support and accessories. Certain of the Company’s contracts, which include some with international distributors, can include non-standard payment and other sales terms that can impact management’s conclusions as to whether it is probable at contract inception that the Company will collect substantially all of the consideration to which it will be entitled or whether control has transferred to the customer. Management applies significant effort and judgment in evaluating the impact of these non-standard payment and sales terms on revenue recognition.
We identified the evaluation of non-standard payment and other sales terms in the Company’s contracts with international distributors as a critical audit matter. Auditing the impact of non-standard payment and other sales terms on management’s conclusions of whether the transfer of control has occurred requires significant auditor effort and increased auditor judgment in performing procedures to evaluate management’s judgment.

The primary procedures we performed to address this critical audit matter included:
•Examining certain international distributor contracts, including any amendments or modifications, for non-standard payment terms and, where such terms are present, evaluating management’s assessment of whether collection is probable, based on a consideration of indicators of the international distributor’s liquidity and of the collection and credit memo history with the international distributor and with similar international distributors with similar payment terms.
•Examining certain international distributor contracts, including any amendments or modifications, for non-standard terms governing transfer of control and, where such terms are present, evaluating management’s conclusions regarding the transfer of control based on an assessment of considerations including whether the international distributor has physical possession and legal title to the product, whether the Company has a present right to payment, and other factors relevant to the determination of whether the international distributor has the ability to direct the use of and obtain substantially all of the remaining benefit from the product.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2014.
San Francisco, California
March 1, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Cutera, Inc.
Brisbane, California
Opinion on Internal Control over Financial Reporting
We have audited Cutera, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria. We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the "financial statements") and our report dated March 1, 2022 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting process at its Japan subsidiary has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 financial statements, and this report does not affect our report dated March 1, 2022 on those financial statements.
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

/s/ BDO USA, LLP
San Francisco, California
March 1, 2022

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$164,164	$47,047
Accounts receivable, net of allowance for credit losses of $899 and $1,598, respectively	31,449	21,962
Inventories	39,503	28,508
Other current assets and prepaid expenses	14,545	8,779
Total current assets	249,661	106,296
Property and equipment, net	3,019	2,299
Deferred tax assets	778	643
Operating lease right-of-use assets	14,627	17,076
Goodwill	1,339	1,339
Other long-term assets	10,169	5,080
Restricted cash	700	—
Total assets	$280,293	$132,733
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,891	$6,684
Accrued liabilities	54,100	32,295
Operating lease liabilities	2,419	2,260
PPP loan payable	—	3,630
Deferred revenue	9,490	9,489
Total current liabilities	73,900	54,358
Deferred revenue, net of current portion	1,335	1,748
Operating lease liabilities, net of current portion	13,483	15,950
PPP loan payable, net of current portion	—	3,555
Convertible notes, net of unamortized debt issuance costs of $4,007	134,243	—
Other long-term liabilities	763	242
Total liabilities	223,724	75,853
Commitments and contingencies (Note 11).
Stockholders’ equity:
Common stock, $0.001 par value: Authorized: 50,000,000 shares; Issued and outstanding: 17,995,344 and 17,679,232 shares at December 31, 2021 and 2020, respectively	18	18
Additional paid-in capital	114,724	117,097
Accumulated deficit	(58,173)	(60,235)
Total stockholders’ equity	56,569	56,880
Total liabilities and stockholders’ equity	$280,293	$132,733
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net revenue:
Products	$205,703	$125,113	$158,638
Service	25,567	22,570	23,074
Total net revenue	231,270	147,683	181,712
Cost of revenue:
Products	83,048	58,325	64,693
Service	15,117	13,586	18,856
Total cost of revenue	98,165	71,911	83,549
Gross profit	133,105	75,772	98,163
Operating expenses:
Sales and marketing	76,762	52,766	71,109
Research and development	21,568	14,322	15,085
General and administrative	32,945	31,512	24,033
Total operating expenses	131,275	98,600	110,227
Income (loss) from operations	1,830	(22,828)	(12,064)
Interest and other income (expense), net:
Amortization of debt issuance costs	(710)	—	—
Interest on convertible notes	(2,514)	—	—
Gain on extinguishment of PPP loan	7,185	—	—
Other expense, net	(2,406)	(579)	(199)
Total interest and other income (expense), net	1,555	(579)	(199)
Income (loss) before income taxes	3,385	(23,407)	(12,263)
Income tax provision	1,323	470	85
Net income (loss)	$2,062	$(23,877)	$(12,348)

Net income (loss) per share:
Basic	$0.12	$(1.43)	$(0.88)
Diluted	$0.11	$(1.43)	$(0.88)

Weighted-average number of shares used in per share calculations:
Basic	17,891	16,691	14,096
Diluted	18,362	16,691	14,096
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$2,062	$(23,877)	$(12,348)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	—	(3)	9
Less: Reclassification adjustment for net losses on investments recognized during the year	—	63	—
Total change in unrealized gain (loss) on available-for-sale investments	—	60	9
Other comprehensive income, net of tax	—	60	9
Comprehensive income (loss)	$2,062	$(23,817)	$(12,339)
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2018	13,968,852	$14	$70,451	$(24,010)	$(69)	$46,386
Issuance of common stock for employee purchase plan	82,810	—	1,281	—	—	1,281
Exercise of stock options	160,798	—	1,613	—	—	1,613
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	103,126	—	(831)	—	—	(831)
Stock-based compensation expense	—	—	9,832	—	—	9,832
Net loss	—	—	—	(12,348)	—	(12,348)
Net change in unrealized gain on available-for-sale investments	—	—	—	—	9	9
Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942

Issuance of common stock for employee purchase plan	56,751	—	632	—	—	632
Exercise of stock options	73,227		947	—	—	947
Issuance of common stock in connection with public offering, net of issuance costs of $2,303	2,742,750	3	26,492	—	—	26,495
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	490,918	1	(3,429)	—	—	(3,428)
Stock-based compensation expense	—	—	10,109	—	—	10,109
Net loss	—	—	—	(23,877)	—	(23,877)
Net change in unrealized gain on available-for-sale investments	—	—	—	—	60	60
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880

Issuance of common stock for employee purchase plan	59,635	—	1,184	—	—	1,184
Exercise of stock options	71,798		1,581	—	—	1,581
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	184,679	—	(2,176)	—	—	(2,176)
Stock-based compensation expense	—	—	13,172	—	—	13,172
Net income	—	—	—	2,062	—	2,062
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$2,062	$(23,877)	$(12,348)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	13,172	10,109	9,832
Depreciation and amortization	1,344	1,394	1,548
Amortization of contract acquisition costs	1,857	2,593	2,915
Amortization of debt issuance costs	710	—	—
Impairment of capitalized cloud computing costs	182	805	—
Change in deferred tax assets	(135)	(220)	34
Provision for credit losses	87	2,144	590
Gain on extinguishment of PPP loan	(7,185)	—	—
Change in right-of-use asset	2,292	2,522	2,502
Other	1	513	(83)
Changes in assets and liabilities:
Accounts receivable	(9,574)	(2,550)	(2,509)
Inventories	(10,936)	5,413	(5,907)
Other current assets and prepaid expenses	(5,766)	(3,164)	(1,762)
Other long-term assets	(7,128)	(2,067)	(3,355)
Accounts payable	1,207	(6,034)	1,406
Accrued liabilities	21,608	161	5,997
Other long-term liabilities	—	—	(140)
Operating lease liabilities	(2,151)	(1,598)	(2,292)
Deferred revenue	(412)	(2,985)	1,656
Income tax liability	—	(93)	(301)
Net cash provided by (used in) operating activities	1,235	(16,934)	(2,217)
Cash flows from investing activities:
Acquisition of property and equipment	(1,015)	(1,279)	(991)
Disposal of property and equipment	71	30	45
Proceeds from sales of marketable investments	—	5,648	—
Proceeds from maturities of marketable investments	—	28,050	14,700
Purchase of marketable investments	—	(26,060)	(12,687)
Net cash provided by (used in) investing activities	(944)	6,389	1,067
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,765	1,579	2,894
Purchase of capped call	(16,134)	—	—
Proceeds from PPP loan	—	7,167	—
Proceeds from issuance of convertible notes	138,250	—	—
Payment of issuance costs of convertible notes	(4,717)	—	—
Gross proceeds from equity offering	—	28,798	—
Issuance costs on the public offering	—	(2,303)	—
Taxes paid related to net share settlement of equity awards	(2,176)	(3,428)	(831)
Payments on capital lease obligation	(462)	(537)	(649)
Net cash provided by financing activities	117,526	31,276	1,414
Net increase in cash, cash equivalents, and restricted cash	117,817	20,731	264
Cash, cash equivalents, and restricted cash at beginning of year	47,047	26,316	26,052
Cash, cash equivalents, and restricted cash at end of year	$164,864	$47,047	$26,316
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,663	$63	$81
Cash paid (refunded) for income taxes, net of (refunds) payments	$891	$(1)	$59
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$828	$43	$738
Assets acquired under operating lease	$123	$11,735	$—
Gain on extinguishment of PPP loan	$7,185	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) provides energy-based aesthetic systems for practitioners worldwide. The Company develops, manufactures, distributes, and markets energy-based product platforms for use by physicians and other qualified practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: enlighten, excel, Secret PRO, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D,truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret PRO, and Secret RF (“Consumables” revenue); (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); and (iv) the leasing of equipment through a membership program; are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
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
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Certain prior period amounts have been reclassified to conform to the 2021 presentation.
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
On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commissions, allowance for credit losses, sales allowances, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, assumptions regarding variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, assumptions used in operating and sales-type lease classification, implicit and incremental borrowing rates related to the Company’s leases, residual value of leased equipment, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, management of international activities, competition from substitute products and larger companies, ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, ability to protect proprietary technology from counterfeit versions of the Company's products, the successful execution of new product launches, strategic relationships and dependence on key individuals.
In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 outbreak, and lately the Delta and Omicron variants, has negatively affected the United States and global economies. The spread of the coronavirus, which caused a broad impact in 2020 globally, including restrictions on travel, shifting work force to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2020. Notably, healthcare facilities in many countries effectively banned elective procedures. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s operation and results of operations have significantly improved as the economic outlook due to the COVID-19 pandemic improved in 2021, the COVID-19 outbreak continues to be fluid and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from the business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred, and has determined that no charges were necessary during the years ended December 31, 2021, and 2020, other than an impairment loss of $0.2 million and $0.8 million on capitalized implementation costs of cloud-based CRM software, respectively. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, and goodwill, including the impacts of the COVID-19 pandemic and other ongoing impacts to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available.
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
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement”, to improve the fair value measurement reporting of financial instruments. The amendments in this update require, among other things, added disclosure of the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. The amendments in this update eliminate, among other things, disclosure of the reasons for and amounts of transfers between Level 1 and Level 2 for assets and liabilities that are measured at fair value on a recurring basis and an entity's valuation processes for Level 3 fair value measurements. The amendments in this update became effective for the Company beginning with fiscal year 2020. Retrospective application is required for all amendments in this update except the added disclosures, which should be applied prospectively. The adoption of the amendments in this update did not have a material impact on the Company’s consolidated financial position and results of operations.
In December 2019, the FASB issued ASU No. 2019-12 “Income Taxes (Topic 740)-Simplifying the Accounting for Income Taxes,” to remove certain exceptions and improve consistency of application, including, among other things, requiring that an entity reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The Company adopted this guidance starting January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position and results of operations.
In August 2020, the FASB issued ASU No. 2020-6, Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815), to simplify the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings per share. The Company early adopted the guidance on a prospective basis effective January 1, 2021. See section Computation of Net Income (Loss) per Share.
Recently Issued Accounting Pronouncements Not Yet Adopted by the Company
The Company reviewed all recently issued, but not yet effective, accounting pronouncements and does not expect the future adoption of any such pronouncements will have a material impact on the Company’s consolidated financial statements.
Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 11%, 15% and 13%, respectively, of the Company’s total revenue for the years ended December 31, 2021, 2020 and 2019.
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
Consumables and other accessories
The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement hand pieces, Titan and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, and Secret RF, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Secret RF products’ single use disposable tips must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.
Equipment leasing
The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue. The Company recognizes lease income over the term of the lease if the lease is classified as an operating lease. For agreements that grant customers the right to purchase the leased system, the Company typically classifies the lease as a sales-type lease as the Company has determined it is reasonably certain that the customer will exercise the purchase option. On the commencement of sales-type leases, the Company recognizes revenue upfront in product revenue and the corresponding receivables recorded in Other current assets and prepaid expenses on the consolidated balance sheets (Notes 1 and 11). Revenue from equipment leases was not material in the years ended December 31, 2021 and 2020.
Extended service contract
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
•Extended service contracts: SSP is based on observable price when sold on a standalone basis to similar customers.
Loyalty Program
The Company launched a customer loyalty program during the third quarter of 2018 for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for a product, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction. of net revenue at the time the reward is earned. As of December 31, 2021, and December 31, 2020, the accrual for the loyalty program included in accrued liabilities was $0.5 million, and $0.3 million, respectively.
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
Total capitalized costs for the year ended December 31, 2021 and December 31, 2020 were $4.2 million and $3.4 million, respectively, and are included in Other long-term assets in the Company’s consolidated balance sheet. Amortization expenses for these assets were $1.9 million, $2.6 million and $2.9 million, respectively, during the years ended December 31, 2021, 2020 and 2019 and were included in sales and marketing expense in the Company’s consolidated statement of operations.
Cash and Cash Equivalents
The Company invests its cash primarily in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and the Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short term operating expenses.
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
The Company is also subject to risks related to changes in the value of the Company’s significant balance of financial instruments. Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with three major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. Management believes that these financial institutions are financially sound and, accordingly, believes that minimal credit risk exists. To date, the Company has not experienced any losses on its deposits of cash and cash equivalents.
Accounts receivable are recorded net of an allowance for credit losses and are typically unsecured and are derived from revenue earned from worldwide customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers and maintains an allowance for potential credit losses. As of December 31, 2021, and 2020, no customer represented more than 10% of the Company’s net accounts receivable. During the years ended December 31, 2021, 2020, and 2019, domestic revenue accounted for 42%, 41% and 58%, respectively, of total revenue, while international revenue accounted for 58%, 59% and 42%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2021, 2020 and 2019.
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
The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years. Amortization expense related to demonstration units is recorded in products cost of revenue or in the respective operating expense line based on which function and purpose for which the demonstration units are being used. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to product cost of revenue. As of December 31, 2021 and 2020, demonstration inventories, net of accumulated depreciation, included in finished goods inventory was $3.7 million and $3.6 million, respectively.
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
Depreciation expense related to property and equipment for 2021, 2020 and 2019, was $1.3 million, $1.4 million, and $1.5 million, respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense. Amortization expense related to equipment leasing accounted for as sales type is included in cost of revenue and was immaterial as of December 31, 2021 and 2020.
Capitalized Cloud Computing Set-up Cost
The Company capitalizes certain set-up costs for the Company’s cloud computing arrangements. The capitalized implementation costs are then amortized over the term of the cloud computing arrangement inclusive of expected contract renewals, which are generally three years to ten years. As of December 31, 2021, the Company had capitalized cloud computing set-up costs with a carrying amount of $0.4 million in Other current assets and prepaid expenses and $3.5 million in Other long-term assets. As of and during the year ended December 31, 2021 there was no accumulated amortization and amortization expense recorded. The Company periodically assesses the capitalized asset for impairment and, when required, will record an associated impairment loss. During the year ended December 31, 2021, the Company recognized in general and administrative expense an impairment loss of $0.2 million for capitalized cloud computing costs related to a cloud-based enterprise resource planning software.
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
The Company continues to operate in one segment, which is considered to be the sole reporting unit and, therefore, goodwill was tested for impairment at the enterprise level. As of December 31, 2021, there has been no impairment of goodwill. All acquired intangible assets have been fully amortized as of December 31, 2021.
Warranty Obligations
The Company provides a 12-month warranty for direct sales to customers. For sales to distributors, the Company generally provides a 14-month warranty for parts only, with labor being provided to the end customer by the distributor.
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
Accounting for Leases as a Lessor
The Company leases equipment to customers through membership programs and receives a fixed monthly fee over the term of the arrangement. The Company classifies its lease income as product revenue. The Company recognizes lease income over the term of the lease if the lease is classified as an operating lease. For agreements that grant customers the right to purchase the leased system, the Company typically classifies the lease as a sales-type lease as the Company has determined it is reasonably certain that the customer will exercise the purchase option. On the commencement of sales-type leases, the Company recognizes revenue upfront in product revenue and the corresponding receivables is classified in Other current assets and prepaid expenses on the condensed consolidated balance sheets.
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
Advertising Costs
Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2021, 2020 and 2019 were $2.1 million, $1.2 million and $2.8 million, respectively.
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
The fair value of Performance Stock Units (“PSUs”) that have operational measurement goals are measured on the grant date using the closing price of the Company’s common shares on the grant date. The quantity of the PSUs granted is calculated by dividing a fixed award amount determined by the Board on the grant date by the average closing price of the Company’s common stock over the 50-day period ending on the day of the grant.
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
Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2021 are considered to be indefinitely reinvested and, accordingly, no provision for state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.
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
Computation of Net Income (Loss) per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method and the if-converted method. Dilutive potential common shares include outstanding stock options, restricted stock units, performance stock units, employee stock purchase plan (ESPP) shares and conversion shares under the convertible notes. On January 1, 2021, the Company adopted the accounting standard update to simplify the accounting for convertible debt instruments. The Company now uses the if-converted method for its convertible notes in calculating the diluted net income (loss) per share, and includes the effect of potential share settlement for the convertible notes, if the effect is dilutive. The diluted net income per share is computed with the assumption that the Company will settle the convertible debt in shares, rather than cash.
Diluted earnings per share is the same as basic earnings per share for the periods in which the Company had a net loss because the inclusion of outstanding common stock equivalents would be anti-dilutive.
Comprehensive Income (Loss)
Comprehensive income (loss) includes all changes in stockholders’ equity except those resulting from investments or contributions by stockholders. For the periods presented, the accumulated other comprehensive income (loss) consisted solely of the unrealized gains or losses on the Company's available-for- sale investments, net of tax.
Foreign Currency
The financial statements of the Company’s foreign subsidiaries are translated in accordance with ASC 830, Foreign Currency Matters. The U.S. Dollar is the functional currency of the Company’s subsidiaries and the Company’s reporting currency. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains or losses resulting from foreign currency transactions are included in net income (loss) are $1.8 million in the year ended December 31, 2021 and were insignificant for each of the two years ended December 31, 2020. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years ended December 31, 2021.
Segments
The Company operates in one segment and reports segment information in accordance with ASC 280, Segment Reporting. Management uses one measurement of profitability and does not segregate its business for internal reporting. As of December 31, 2021 and 2020, 99.0% and 98.0% of long-lived assets were in the United States, respectively. Revenue is attributed to a geographic region based on the location of the end customer. See Note 10 – "Segment Information and Revenue by Geography and Products" for details relating to revenue by geography.

NOTE 2-CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The following tables summarize cash, cash equivalents and marketable securities (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$164,164	$47,047
Non-current restricted cash	700	—
Cash equivalents and restricted cash as reported within the Consolidated Statement of Cash Flows	$164,864	$47,047
The Company had no marketable securities as of December 31, 2021 and December 31, 2020. The cash is restricted to support an outstanding letter of credit for $0.7 million provided to a supplier.

NOTE 3—BALANCE SHEET DETAIL
Inventories
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2021 and 2020, were $4.9 million and $3.9 million, respectively. Inventories, net of these adjustments, consist of the following (in thousands):

	December 31,
	2021	2020
Raw materials	$24,035	$14,874
Work in process	2,124	1,030
Finished goods	13,344	12,604
Total	$39,503	$28,508

Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2021	2020
Leasehold improvements	$826	$1,051
Equipment leasing	107	186
Office equipment and furniture	1,527	3,407
Machinery and equipment	3,983	7,683
	6,443	12,327
Less: Accumulated depreciation	(3,424)	(10,028)
Property and equipment, net	$3,019	$2,299
Included in machinery and equipment are financed vehicles used by the Company’s sales employees. As of December 31, 2021 and 2020, the gross capitalized value of the leased vehicles was $2.6 million and $1.8 million, respectively, and the related accumulated depreciation was $1.5 million and $1.4 million at December 31, 2021 and 2020, respectively. Included in Property and equipment as of December 31, 2021 and 2020 is construction in progress of $0.8 million and $0.4 million, respectively, which is yet to be depreciated.
Goodwill
Goodwill is related to the acquisition of Iridex’s aesthetic business unit, and customer relationships in the Benelux countries acquired from a former distributor in 2013. Goodwill was $1.3 million as of December 31, 2021 and 2020. There were no impairments or additions to goodwill during the years ended December 31, 2021 or 2020.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2021	2020
Bonus and payroll-related accruals	$21,649	$12,197
Sales and marketing accruals	4,808	2,352
Accrued inventory in transit	4,265	2,476
Product warranty	3,947	4,124
Accrued sales tax	9,110	5,343
Other accrued liabilities	10,321	5,803
Total	$54,100	$32,295
NOTE 4— PRODUCT WARRANTY
The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, and Switzerland, as well as through third-party service providers in Spain and the United Kingdom. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides the estimated cost to repair or replace products under standard warranty at the time of sale. Costs in connection with extended service contracts are recognized at the time when costs are incurred. The following table provides the changes in the product standard warranty accrual for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$4,124	$6,400
Add: Accruals for warranties issued during the period	5,135	4,475
Less: Settlements made during the period	(5,312)	(6,751)
Balance at end of year	$3,947	$4,124
NOTE 5—DEFERRED REVENUE
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 86% of the Company’s deferred revenue balance of $10.8 million as of December 31, 2021, will be recognized over the next 12 months.
The following table provides changes in the deferred contract revenue balance for the years ended December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Balance at beginning of year	$11,237	$14,222
Add: Payments received	17,139	14,131
Less: Revenue recognized from current period sales	(7,006)	(6,337)
Less: Revenue recognized from beginning balance	(10,545)	(10,779)
Balance at end of year	$10,825	$11,237
Costs for extended service contracts were $8.3 million, $8.2 million and $9.3 million, respectively, for the years ended December 31, 2021, 2020 and 2019.

NOTE 6—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE
As of December 31, 2021, the Company had one class of issued common stock with a par value of $0.001. Authorized capital stock consists of 55,000,000 shares comprised of two classes: (i) 50,000,000 shares of Common Stock, of which 17,995,344 shares are issued and outstanding as of December 31, 2021, and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which no shares are issued and outstanding.
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
As of December 31, 2021, the Company had the following stock-based employee compensation plans:
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
On June 11, 2019, the Board also approved, amended and restated the Company’s Stock Ownership Guidelines adopted on July 28, 2017 in their entirety, to require all officers (as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) to hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or performance stock units (“PSUs”) (net of taxes) for a minimum of one year following vesting and delivery.
On June 11, 2019, the Board also adopted a clawback policy to permit recovery of certain compensation paid to Named Executive Officers (as defined in Item 402 of Regulation S-K) of the Company if the Compensation Committee of the Board determines that a Named Executive Officer (i) has violated law, the Company’s Code of Business Conduct and Ethics, or any significant ethics or compliance policies, and (ii) such conduct results in material financial or reputational harm, or results in a need for a restatement of the Company’s consolidated financial statements. The Amended and Restated Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, and other stock or cash awards.
In June 2020, stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan (the “Prior Plan”) as the Amended and Restated 2019 Equity Incentive Plan (the “Restated Plan”) and approved an additional 600,000 shares, available for future grants. The Restated Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, and other stock or cash awards.

The Company’s non-employee directors are granted $60,000 of RSUs annually on the date of the Company’s Annual Meeting of stockholders. These RSUs cliff-vest on the one-year anniversary of the grant date. In the years ended December 31, 2021, 2020 and 2019, the Company issued 41,301, 35,735 and 42,236 RSUs, respectively, to its non-employee directors.
In the years ended December 31, 2021, 2020 and 2019, the Company’s Board of Directors granted 219,686, 405,248 and 475,166 RSUs, respectively, to its executive officers, directors and certain members of the Company’s management related to annual grants and new hire grants. The annual grant RSUs vest quarterly on each of the first four anniversaries of the vest date and the new hire RSUs vest one quarter on the first anniversary and monthly thereafter for 36 months. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period. On the vesting date, the Company issues common stock, net of stock withheld to settle the recipient’s minimum statutory tax liability. In addition to the 2020 annual RSU grants, on April 1, 2020, the Company issued RSUs to settle bonuses owed to management under the 2019 Management Bonus Program. In the past, the Company has paid these bonuses with cash. However, due to the economic conditions resulting from COVID-19, fully vested shares were issued in lieu of cash. The Company issued 209,981 shares related to this bonus payment to management and recognized $2.6 million in stock-based compensation expense. The Company also recorded an equivalent reduction in bonus expense as a result of the settlement of the bonus in shares.
In the years ended December 31, 2021, 2020 and 2019 the Company’s Board of Directors granted its executive officers and certain senior management employees 178,222, 76,157, and 319,275 PSUs, respectively, related to its annual grants. The 2019 and 2020 grants vested on the first anniversary subject to the achievement of pre-established performance goals. The 2021 grant quantity vested one half on the first anniversary subject to the achievement of pre-established performance goals and the remaining half vested on the second anniversary subject to the recipient’s continued service. In addition to the 2021 annual PSU grants, in July 2021, the Company granted 265,002 PSUs to certain employees. This grant consists of four separate vesting tranches that will vest from April 2023 through June 2024 upon the achievement of operational milestones associated with each tranche and continued service.
In July 2019, the Board awarded its new CEO, David H. Mowry, 67,897 PSUs, which are scheduled to vest over four years from 2019 through 2022. These PSUs are subject to certain performance-based criteria related to achieving financial metrics in the Board approved annual budgets.
In August 2020, the Board awarded its new CFO, Rohan Seth, 60,000 stock options, which vests over five years, and 22,423 PSUs, which vests over 2.5 years and is subject to performance-based criteria relating to the achievement of certain department and financial goals.
On January 12, 2004, the Board of Directors adopted the 2004 Employee Stock Purchase Plan. Under the 2004 Employee Stock Purchase Plan, or 2004 ESPP, eligible employees are permitted to purchase common stock at a discount through payroll deductions. The 2004 ESPP offering and purchase periods are for six months. The 2004 ESPP has an evergreen provision based on which shares of common stock eligible for purchase are increased on the first day of each fiscal year by an amount equal to the lesser of:
•600,000 shares;
•2.0% of the outstanding shares of common stock on such date; or
•an amount as determined by the Board of Directors.
The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of the six-month offering period. In the years ended December 31, 2021, 2020, and 2019, under the 2004 ESPP, the Company issued 59,635, 56,751, and 82,810 shares, respectively. At December 31, 2021, 645,319 shares remained available for future issuance.

Option and Award Activity
Activity under the 2004 Plan and 2019 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions ) (1)
Balances as of December 31, 2018	1,141,305	507,705	$20.52	3.52	$2.00
Additional shares reserved(2)	700,000
Options exercised	—	(160,798)	$10.03
Options cancelled (expired or forfeited)	51,208	(51,208)	$24.61
Stock awards granted	(1,538,128)	—	—
Stock awards cancelled (expired or forfeited)	407,320	—	—
Balances as of December 31, 2019	761,705	295,699	$25.52	3.19	$3.04
Additional shares reserved(2)	600,000
Options granted	(71,088)	71,088	$14.85
Options exercised	—	(73,227)	$12.91
Options cancelled (expired or forfeited)	76,553	(76,553)	$36.65
Stock awards granted	(804,949)	—	—
Stock awards cancelled (expired or forfeited)	522,949	—	—
Balances as of December 31, 2020	1,085,170	217,007	$22.35	3.75	$1.47
Additional shares reserved(2)	450,000
Options granted	(172,139)	172,139	$30.71
Options exercised	—	(71,798)	$22.02
Options cancelled (expired or forfeited)	30,173	(30,173)	$37.14
Stock awards granted	(744,949)	—	—
Stock awards cancelled (expired or forfeited)	299,092	—	—
Balances as of December 31, 2021	947,347	287,175	$25.89	4.92	$4.46
Exercisable as of December 31, 2021		83,855	$24.14	2.86	$1.47
Vested and expected to vest as of December 31, 2021		287,175	$25.89	4.92	$4.46
(1)Based on the closing stock price of $41.32 of the Company’s stock on December 31, 2021, $24.11 on December 31, 2020, $35.81 on December 31, 2019 and $17.02 on December 31, 2018.
(2)Approved by the board of directors and stockholders in 2021, 2020 and 2019.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value and is the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2021, 2020 and 2019 was $1.3 million, $0.4 million, and $1.0 million, respectively. The options outstanding and exercisable at December 31, 2021 were in the following exercise price ranges:

Exercise Prices			Number Outstanding	Contractual Life (in years)	Number Exercisable
$10.79	—	$14.04	25,480	1.97	25,480
	$14.10		60,000	3.59	16,000
	$15.32		2,396	0.56	2,396
	$18.55		1,000	2.07	1,000
	$18.93		11,088	8.83	3,234
	$25.70		6,000	2.59	6,000
	$29.28		93,844	6.32	—
	$32.87		57,622	6.12	—
	$39.30		25,000	2.83	25,000
	$47.40		4,745	2.96	4,745
$10.79	—	$47.40	287,175	4.92	83,855
Stock Awards (RSU and PSU) Activity Table
Information with respect to RSUs and PSUs activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2018	474,291	$38.44			$8,072
Granted	963,814	$18.68
Vested(3)	(172,281)	$33.66	$6,169	(4)
Forfeited	(161,022)	$37.91
Outstanding at December 31, 2019	1,104,802	$22.10			$37,442
Granted	667,694	$20.66
Vested(3)	(684,491)	$17.82	$12,036	(5)
Forfeited	(308,248)	$23.24
Outstanding at December 31, 2020	779,757	$23.96			$18,800
Granted	744,949	$40.16
Vested(3)	(254,946)	$22.94	$8,287	(6)
Forfeited	(236,856)	$27.33
Outstanding at December 31, 2021	1,032,904	$35.00			$42,680
(1)Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.
(2)Based on the closing stock price of the Company’s stock of $41.32 on December 31, 2021, $24.11 on December 31, 2020, $35.81 on December 31, 2019, and $17.02 on December 31, 2018.
(3)The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)On the grant date, the fair value for these vested awards was $5.9 million.
(5)On the grant date, the fair value for these vested awards was $12.2 million.
(6)On the grant date, the fair value for these vested awards was $5.8 million.

Stock-Based Compensation
Stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock options	$782	$370	$622
RSUs	5,305	8,849	4,786
PSUs	6,591	666	3,948
ESPP	494	224	476
Total stock-based compensation expense	$13,172	$10,109	$9,832
Total stock-based compensation expense recognized during the year ended December 31, 2021, 2020 and 2019 was recorded in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$1,408	$1,665	$1,572
Sales and marketing	3,160	3,385	4,510
Research and development	2,784	1,669	1,536
General and administrative	5,820	3,390	2,214
Total stock-based compensation expense	$13,172	$10,109	$9,832
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

	Stock Options			Stock Purchase Plan (ESPP)
	2021	2020	2019	2021	2020	2019
Expected term (in years)(1)	3.97	4.84	3.65	0.50	0.50	0.50
Risk-free interest rate(2)	0.48%	0.15%	1.64%	0.14%	0.11%	2.49%
Volatility(3)	66%	63%	54%	36%	76%	70%
Dividend yield(4)	—%	—%	—%	—%	—%	—%
Weighted average estimated fair value at grant date	$15.09	$7.63	$14.83	$9.64	$6.13	$9.60
(1)The expected term represents the period during which the Company’s stock-based awards are expected to be outstanding. The estimated term is based on historical experience of similar awards, giving consideration to the contractual terms of the awards, vesting requirements and expectation of future employee behavior, including post-vesting terminations. The expected term of groups of employees that have similar historical exercise patterns has been considered separately for valuation purposes.
(2)The risk-free interest rate is based on U.S. Treasury debt securities with maturities close to the expected term of the option or ESPP participation right as of the date of grant.
(3)Estimated volatility is based on historical volatility. The Company estimates volatility based on the Company’s historical volatility of its stock price.
(4)The Company has not paid dividends since its inception.

NOTE 7—INCOME TAXES
The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
U.S.	$(356)	$(25,793)	$(13,037)
Foreign	3,741	2,386	774
Income (loss) before income taxes	$3,385	$(23,407)	$(12,263)
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$—
State	(87)	(53)	101
Foreign	1,512	747	(76)
Total Current	1,425	694	25
Deferred:
Federal	2	2	2
State	1	1	1
Foreign	(105)	(227)	57
Total Deferred	(102)	(224)	60
Tax provision	$1,323	$470	$85
The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2021	2020
Net operating loss carryforwards	$18,274	$18,270
Stock-based compensation	3,160	869
Other accruals and reserves	2,863	3,670
Credits	13,634	12,653
Accrued warranty	939	976
Depreciation and amortization	2,226	2,191
Other	977	979
Operating lease liability	3,784	4,311
Deferred tax asset before valuation allowance	45,857	43,919
Valuation allowance	(40,485)	(38,321)
Deferred tax asset after valuation allowance	5,372	5,598
Deferred contract acquisition costs	(990)	(803)
Goodwill	(124)	(110)
Right of use asset	(3,480)	(4,042)
Net deferred tax asset (liability)	$778	$643
The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax rate	(2.55)	2.77	2.82
Meals and entertainment	9.28	(0.65)	(2.83)
Permanent differences	1.11	(2.87)	(2.58)
Stock-based compensation	(13.08)	(1.07)	3.78
Extinguishment of PPP loan	(44.59)	—	—
Excess compensation	7.88	—	—
Foreign rate differential	17.03	(1.05)	(0.34)
Other	(0.08)	0.15	(0.33)
General business credit	(17.95)	2.74	8.14
Valuation allowance	72.82	(25.51)	(38.60)
Change in prior year reserves	—	0.40	2.53
Deferred true-up	(11.76)	2.08	5.71
Effective tax rate	39.11%	(2.01)%	(0.70)%
As of December 31, 2021, the Company recorded a valuation allowance of $40.5 million for the portion of the deferred tax asset that it does not expect to be realized. The valuation allowance on the Company’s net deferred taxes increased by $2.2 million and $6.0 million during the years ended December 31, 2021 and 2020, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company has $0.8 million of net deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be realized given the expectation of future earnings in these jurisdictions. The Company continues to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations and magnitude of excess tax deductions for stock-based compensation. The Company intends to continue maintaining a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
At December 31, 2021, the Company had approximately $75.9 million and $39.3 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized will generally begin to expire in 2029 through 2039. Approximately $35.4 million of total federal net operating loss carryforwards were generated post December 31, 2017 and have no expiration. At December 31, 2021, the Company had research and development tax credits available to offset federal and California tax liabilities in the amount of $6.9 million and $8.5 million, respectively. Federal credits will begin to expire in 2024 and California state tax credits have no expiration.
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
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years after 2006 remain subject to examination by U.S. federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, tax years after 2016 remain subject to examination by their respective tax authorities.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits, excluding related interest and penalties, in December 31, 2019 to December 31, 2021 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$1,864	$1,426	$1,563
Decreases related to prior year tax positions	(37)	(32)	(291)
Increases related to prior year tax positions	—	—	25
Increases related to current year tax positions	919	470	129
Balance at end of year	$2,746	$1,864	$1,426
NOTE 8—NET INCOME (LOSS) PER SHARE
As of December 31, 2021, the Company’s convertible notes were potentially convertible into 4,167,232 shares of common stock. The Company used the if-converted method to calculate the potential dilutive effect of the conversion spread on diluted net income per share for the year ended December 31, 2021.
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

For the years ended December 31, 2020 and 2019, basic loss per common share and diluted loss per common share are the same in each respective period, as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$2,062	$(23,877)	$(12,348)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	17,891	16,691	14,096
Dilutive effect of incremental shares and share equivalents:
Options	68	—	—
RSUs	294	—	—
PSUs	104	—	—
ESPP	5	—	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	18,362	16,691	14,096
Net income (loss) per share:
Net income (loss) per share, basic	$0.12	$(1.43)	$(0.88)
Net income (loss) per share, diluted	$0.11	$(1.43)	$(0.88)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2021	2020	2019
Capped call	4,167	—	—
Convertible debt	4,167	—	—
Options to purchase common stock	166	244	417
Restricted stock units	32	724	559
Employee stock purchase plan shares	—	87	111
Performance stock units	120	68	178
Total	8,652	1,123	1,265

NOTE 9—DEFINED CONTRIBUTION PLAN
In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2021, 2020 and 2019, the Company made discretionary contributions under the 401(k) Plan of $0.3 million, $0.2 million and $0.4 million, respectively.
For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2021, and the related expense for each of the three years then ended was not significant.
NOTE 10—SEGMENT INFORMATION AND REVENUE BY GEOGRAPHY AND PRODUCTS
Segment reporting is based on the “management approach,” following the method that management organizes the company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision makers ("CODM") are its Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), who make decisions on allocating resources and in assessing performance. The CEO and CFO review the Company's consolidated results as one operating segment. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. Substantially all of the Company's long-lived assets are located in the U.S.

The following table presents a summary of revenue by geography for the year ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue mix by geography:
United States	$96,629	$61,238	$106,372
Japan	70,235	43,265	24,143
Asia, excluding Japan	12,649	10,707	14,414
Europe	19,444	11,185	11,937
Rest of the world, other than United States, Asia and Europe	32,313	21,288	24,846
Total consolidated revenue	$231,270	$147,683	$181,712
Revenue mix by product category:
Systems	$139,633	$90,765	$140,478
Consumables	16,401	9,287	9,648
Skincare	49,669	25,061	8,512
Total product revenue	205,703	125,113	158,638
Service	25,567	22,570	23,074
Total consolidated revenue	$231,270	$147,683	$181,712

NOTE 11– COMMITMENTS AND CONTINGENCIES
LEASES
The Company is a party to certain operating and finance leases for vehicles, office space and storage facilities. The Company’s material operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles. The Company’s leases generally have remaining terms of one to 10 years, some of which include options to renew the leases for up to five years. The Company leases space for operations in the United States, Japan, Belgium, France, and Spain. In addition to the above facility leases, the Company also routinely leases automobiles for certain sales and field service employees under finance leases.
In February 2016, the FASB issued ASU 2016-2, "Leases," (also known as ASC Topic 842) which requires, among other items, lease accounting to recognize most leases as assets and liabilities on the balance sheet. Qualitative and quantitative disclosures are enhanced to better present the amount, timing and uncertainty of cash flows arising from leases.
The Company adopted ASU 2016-2, as of January 1, 2019, using the modified retrospective method, to all leases existing at the date of initial application. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The new standard provides a number of optional practical expedients in transition. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which allowed the Company to carry forward the Company’s historical conclusions about lease identification, lease classification and initial direct costs. The Company also elected the practical expedient related to land easements, allowing the Company to carry forward the Company’s accounting treatment for land easements on existing agreements. The Company did not elect the practical expedient to use hindsight in determining the lease term.
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
Below is supplemental balance sheet information related to leases (in thousands):

		Year Ended December 31,
		2021	2020
Assets	Classification
Right-of-use assets	Operating lease right-of-use assets	$14,627	$17,076
Finance lease	Property and equipment, net	392	467
Total leased assets		$15,019	$17,543

		Year Ended December 31,
		2021	2020
Liabilities	Classification
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,419	$2,260
Operating lease liabilities , non-current	Operating lease liabilities, net of current portion	13,483	15,950
Total Operating lease liabilities		$15,902	$18,210

		Year Ended December 31,
	Classification	2021	2020
Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$554	$370
Finance lease liabilities, non-current	Other long-term liabilities	730	241
Total Finance lease liabilities		$1,284	$611
Lease costs during the twelve months ended  December 31, 2021 and December 31, 2020 (in thousands):

		Year Ended December 31,
		2021	2020	2019
Finance lease cost	Amortization expense	$484	$431	$704
Finance lease cost	Interest for finance lease	$59	$63	$88
Operating lease cost	Operating lease expense	$3,542	$3,275	$2,892
Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2021 and December 31, 2020 were as follows (in thousands):

		Year Ended December 31,
		2021	2020	2019
Operating cash flow	Finance lease	$56	$63	$88
Financing cash flow	Finance lease	$462	$537	$649
Operating cash flow	Operating lease	$3,092	$2,139	$2,820
Maturities of lease liabilities
Maturities of operating lease liabilities were as follows as of December 31, 2021 (in thousands):

Amount
2022	$3,121
2023	3,160
2024	2,874
2025	2,875
2026	2,970
Thereafter	3,338
Total lease payments	18,338
Less: imputed interest	(2,436)
Present value of lease liabilities	$15,902
Vehicle Leases
As of December 31, 2021, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Amount
2022	$601
2023	347
2024	409
2025	22
Total lease payments	1,379
Less: imputed interest	(95)
Present value of lease liabilities	$1,284

Weighted-average remaining lease term and discount rate, as of December 31, 2021, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	5.8
Finance leases	2.1
Weighted-average discount rate
Operating leases	4.8%
Finance leases	6.7%
Lessor Information related to the Company’s system leasing
During fiscal year ended December 31, 2020, the Company entered into leasing transactions, in which the Company is the lessor, offered through the Company's membership program. The Company's leases for equipment rentals were all accounted for as operating leases during the second and third quarters of 2020.
During the fourth quarter ended December 31, 2020, certain of the membership program agreements were amended, granting the customers the exclusive right and option to purchase the leased system from the Company, at any time during the period of twelve months from signing the amended agreement. For contracts signed under the amended membership agreement, the Company classified and accounted for the arrangements as sales-type leases as of December 31, 2020, as the Company determined it is reasonably certain that the customer will exercise the purchase option.
For the sales-type leases, the net investment of the Company’s lease receivable is measured at the commencement date and is included in the consolidated balance sheets as a component of Other current assets and prepaid expenses. As of December 31, 2020, the Company recorded $0.7 million of revenue for the sales-type leases in the consolidated statement of operations and the related lease receivable in other current assets of the consolidated balance sheet. There was no revenue recognized from the sales-type lease arrangement in fiscal year 2021. During fiscal year 2021 the company received a full payment of $0.4 million from customers who exercised the purchase option. As of December 31, 2021, the lease receivable balance included in Other current assets of the consolidated balance sheet was $0.3 million.
The revenue related to non-lease components, which comprise service contracts and consumables, are deferred and recognized either over time or at the point of delivery. The non-lease component revenue amount as of December 31, 2021 was immaterial.
Equipment lease revenue for operating lease agreements is recognized over the life of the lease. The following table summarizes the amount of operating lease income included in product revenue in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease income from equipment rentals	$149	$367
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
As of December 31, 2021 and 2020, the Company had accrued $0.7 million and $0.4 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.
On January 31, 2020, Cutera filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act (RICO); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order against Lutronic generally prohibiting it from using or disseminating Cutera confidential, proprietary, or trade secret information. The order also prohibits Lutronic, for 2 years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. At the parties’ request, the Court subsequently entered a preliminary injunction providing for the same restrictions in the restraining order. On February 9, 2022, Cutera filed a motion seeking leave from the court to file a second amended complaint. In addition to the above-referenced claims against Lutronic Aesthetics, the proposed amended complaint alleges additional claims against it, including (1) violation of the Lanham Act; (2) unlawful business practices; (3) false advertising; and (4) trademark infringement. The proposed amended complaint also seeks to add Lutronic Corporation (the Korean parent company of Lutronic Aesthetics) as an additional defendant, and also alleges against it the above-described claims for misappropriation of trade secrets, violation of RICO, interference with contractual relations and prospective economic advantage, unfair competition, and aiding and abetting. Discovery is ongoing. No trial date has been scheduled.
NOTE 12—DEBT
Convertible notes, net of unamortized debt issuance costs
In March 2021, the Company issued $138.3 million aggregate principal amount of convertible senior notes ("convertible notes") due on March 15, 2026 in a private placement offering. The convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year, beginning on September 15, 2021. Upon conversion, the convertible notes will be convertible into cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. Proceeds from the offering were $133.6 million, net of issuance costs, including initial purchasers fees.
Initially, each $1,000 principal amount of Notes was convertible into 30.1427 shares of the Company’s common stock at a conversion price of $33.18 per share. The conversion rate for the convertible notes is subject to adjustment for certain events as set forth in the Indenture governing the convertible notes. The convertible notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the convertible notes. No sinking fund is provided for the Notes. As of December 31, 2021, the net carrying amount of the Company’s convertible notes was $134.2 million and the unamortized debt issuance costs were $4.0 million.
Holders may convert their Notes at their option prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:

•During any fiscal quarter commencing after the fiscal quarter ended on June 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the convertible notes on each applicable trading day;
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
The circumstances described in the first bullet of the paragraph above were met during the second and third quarters of 2021 as the Company's stock traded at a price in excess of the conversion price for the required number of days during each of those quarters. These circumstances were not met during the fourth quarter of 2021. As a result, holders of the Notes had the right to convert their Notes beginning July 1, 2021 and ending on December 31, 2021. As of December 31, 2021, the Notes are not convertible and this condition will remain until March 31, 2022. The Notes may become convertible in future periods. Upon any conversion requests of the convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests in the year ending December 31, 2022, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2021, the convertible notes have been included as Long-term debt on the consolidated balance sheet.
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
The estimated fair value of the convertible notes was approximately $201.0 million as of December 31, 2021. The fair value is based on observable market prices for this debt, which is traded in active markets and therefore is classified as a Level 2 fair value measurement, as defined in Note 1.
The following table presents the outstanding principal amount and carrying value of the convertible notes (in thousands):

December 31, 2021
Outstanding principal amount	$138,250
Unamortized debt issuance costs	(4,007)
Carrying Value	$134,243
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
Debt Issuance Cost
The issuance costs related to the convertible notes are presented in the consolidated balance sheet as a direct deduction from the carrying amount of the convertible notes. During the year ended December 31, 2021, the Company incurred direct costs associated with the issuance of convertible notes of $4.7 million.
The issuance costs are amortized using an effective interest method basis over the term of the convertible notes and accordingly the Company recorded approximately $0.7 million of amortization of debt issuance costs during the year ended December 31, 2021.
The effective interest rate on the convertible notes is 2.97%. Interest expense for the year ended December 31, 2021, including the amortization of debt issuance cost, totaled approximately $3.2 million.
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
As of December 31, 2021, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
The Paycheck Protection Program (PPP) Loan
On April 22, 2020, the Company received loan proceeds of $7.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The loan, which was in the form of a promissory note dated April 21, 2020, between the Company and Silicon Valley Bank as the lender, originally matured on April 21, 2022 and bore interest at a fixed rate of 1.00% per annum, payable monthly commencing September 2021. There was no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities.
The PPP loan and related accrued interest were forgiven in June 2021 under the provisions of the CARES Act, and a $7.2 million Gain on extinguishment of PPP loan was recorded in the consolidated statement of operations.
NOTE 13—SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date the financial statements were issued, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

SCHEDULE II CUTERA, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Years Ended December 31, 2021, 2020 and 2019

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2021	$38,321	$7,503	$5,337	$40,487
Year ended December 31, 2020	$32,350	$7,986	$2,015	$38,321
Year ended December 31, 2019	$27,865	$7,396	$2,911	$32,350

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for credit losses, accounts receivable
Year ended December 31, 2021	$1,598	$271	$970	$899
Year ended December 31, 2020	$1,354	$2,144	$1,900	$1,598
Year ended December 31, 2019	$1,257	$1,361	$1,264	$1,354

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness disclosed below. Notwithstanding the material weakness, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the 2021 Annual Report on Form 10-K, fairly present, in all material respects, our financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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
Inherent Limitations Over Internal Controls
The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that:
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, including Company’s CEO and CFO, assessed the Company’s internal control over financial reporting as of December 31, 2021. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this assessment, management identified a material weakness in the Company’s internal control over financial reporting. This material weakness is related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting process at its Japan subsidiary. Although this material weakness did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that this deficiency constitutes a material weakness.
The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate this material weakness. The Company's efforts include implementing additional controls designed to detect potential material misstatements that may arise as a result of user access and segregation of duties conflicts at the Company's Japan subsidiary.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s next Annual Meeting of Stockholders (the “Proxy Statement”), which the Company intends to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2021.
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

10.13*
Change of Control and Severance Agreement between James Reinstein and the Registrant (filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 11, 2017 and incorporated herein by reference)

10.14
Lease Termination Agreement dated July  6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.15
Second Amendment to Lease dated July  6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.16
First Amendment and Wavier to the Loan and Security Agreement dated November  2, 2018 by and between the Company and Wells Fargo Bank, N.A. (filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

10.17
Second Amendment and Waiver to the Loan and Security Agreement dated March  11, 2019 by and between the Company and Wells Fargo Bank N.A. (filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

10.18*
Employment Offer Letter dated June  22, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.19*
Change of Control and Severance Agreement dated July  8, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.20*
Consulting Agreement between Cutera, Inc. and FLG Partners, effective November  11, 2019 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 18, 2019 and incorporated herein by reference)

10.21
Purchase Agreement, dated April 16, 2020, by and between Cutera, Inc., and Piper Sandler & Co. (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020 and incorporated herein by reference)

10.22	Opinion of Wilson Sonsini Goodrich & Rosati, Professional Corporation (filed as Exhibit 5.1 to the Company’s Current Report on Form 8-K filed on April 21, 2020 and incorporated herein by reference)

10.23
Promissory Note dated April 21, 2020, between Cutera, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference)

10.24
Cutera, Inc. 2019 Equity Incentive Plan (amended and restated as of June 15, 2020) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2020 and incorporated herein by reference)

10.25
Loan and Security Agreement, dated as of July 9, 2020, by and among Cutera, Inc., as borrower, and Silicon Valley Bank, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.26
Third Amendment to Lease by and between Cutera, Inc. and BMR-Bayshore Boulevard LP, successor-in-interest Gal-Brisbane, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.27*
Employment Offer Letter dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference)

10.28*
Change of Control and Severance Agreement dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference)

10.29
Indenture, dated as of March 9, 2021, between Cutera, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.30
Purchase Agreement, dated March 4, 2021, between Cutera, Inc. and Stifel, Nicolaus & Company, Incorporated, as representative of the several initial purchasers named in Schedule I thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.31	Form of Capped Call Transaction Confirmation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.32
Amendment No. 1, dated March 4, 2021, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank ((filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference))

10.33*
Separation and Release Agreement by and between Cutera, Inc. and Jason Richey (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2021 and incorporated herein by reference)

10.34*
Employment Offer Letter dated May 19, 2021 by and between Cutera, Inc. and J. Daniel Plants (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2021 and incorporated herein by reference)

10.35*
Change of Control and Severance Agreement dated May 19, 2021 by and between Cutera, Inc. and J. Daniel Plants (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021 and incorporated herein by reference)

10.36
Cutera, Inc. 2019 Equity Incentive Plan (amended and restated as of June 15, 2021) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021 and incorporated herein by reference)

10.37	ZO Medical and Cutera Agreement 5 Aug 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.38	ZO Skin Health Amendment 21 Aug 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.39	ZO Skin Health Amendment 25 Jan 2021 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.40	ZO Skin Health Amendment 14 Jun 2021 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.41	Amendment, effective January 1, 2022, to Distribution Agreement dated August 5, 2013, between Cutera Inc., and ZO Skin Health, Inc.

Exhibit No.	Description

23.1+	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan
+    Filed herewith
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the 1th day of March, 2022.

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

Signature	Title	Date

/s/ DAVID H. MOWRY	Chief Executive Officer and Director (Principal Executive Officer)	March 01, 2022
David H. Mowry

/s/ ROHAN SETH	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2022
Rohan Seth

/s/ J. DANIEL PLANTS	Executive Chairman of the Board of Directors	March 1, 2022
J. Daniel Plants

/s/ GREGORY A. BARRETT	Director	March 1, 2022
Gregory A. Barrett

/s/ JOSEPH E. WHITTERS	Director	March 1, 2022
Joseph E. Whitters

/s/ TIM J. O’SHEA	Director	March 1, 2022
Tim J. O’Shea

/s/ KATHERINE S. ZANOTTI	Director	March 1, 2022
Katherine S. Zanotti

/s/ SHEILA A. HOPKINS	Director	March 1, 2022
Sheila A. Hopkins

/s/ JANET L. WIDMAN	Director	March 1, 2022
Janet L. Widman

/s/ JULIANE T. PARK	Director	March 1, 2022
Juliane T. Park