Form 10-Q
period 2022-03-31
CUTERA INC
filed 2022-05-10
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of May 6, 2022, was 18,163,389.

CUTERA, INC.
FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.
This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, "AviClearTM," "Cutera®," "AccuTip 500®," “CoolGlide®,” “CoolGlide excel®,” “enlighten®,” “excel HR®,” “excel V®,” “excel V+®,” “LimeLight®,” "MyQ®," “Pearl®,” “PICO Genesis®,” “ProWave 770®,” “Solera®,” “Titan®,” “truSculpt®,” “truSculpt iDTM,” “truSculpt flexTM,”"Secret PRO,” “Secret RF®,” and “xeo®.”
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$57,732	$164,164
Marketable investments	74,047	—
Accounts receivable, net of allowance for credit losses of $1,093 and $899, respectively	33,169	31,449
Inventories	51,680	39,503
Other current assets and prepaid expenses	20,156	14,545
Total current assets	236,784	249,661

Property and equipment, net	3,009	3,019
Deferred tax asset	737	778
Operating lease right-of-use assets	14,330	14,627
Goodwill	1,339	1,339
Other long-term assets	9,792	10,169
Restricted cash	700	700
Total assets	$266,691	$280,293

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,646	$7,891
Accrued liabilities	48,044	54,100
Operating lease liabilities	2,628	2,419
Deferred revenue	9,719	9,490
Total current liabilities	74,037	73,900

Deferred revenue, net of current portion	1,345	1,335
Operating lease liabilities, net of current portion	13,007	13,483
Convertible notes, net of unamortized debt issuance costs of $3,788 and $4,007, respectively	134,462	134,243
Other long-term liabilities	680	763
Total liabilities	223,531	223,724

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 18,132,949 and 17,995,344 shares at March 31, 2022 and December 31, 2021, respectively	18	18
Additional paid-in capital	116,468	114,724
Accumulated other comprehensive loss	(11)	—
Accumulated deficit	(73,315)	(58,173)
Total stockholders’ equity	43,160	56,569
Total liabilities and stockholders’ equity	$266,691	$280,293
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Net revenue:
Products	$52,066	$43,551
Service	5,948	6,117
Total net revenue	58,014	49,668
Cost of revenue:
Products	22,912	18,331
Service	3,314	3,627
Total cost of revenue	26,226	21,958
Gross profit	31,788	27,710

Operating expenses:
Sales and marketing	24,944	15,068
Research and development	6,499	4,112
General and administrative	13,502	7,365
Total operating expenses	44,945	26,545
(Loss) income from operations	(13,157)	1,165
Interest and other expense, net:
Amortization of debt issuance costs	(219)	(52)
Interest on convertible notes	(778)	(191)
Other expense, net	(755)	(1,023)
Total interest and other expense, net	(1,752)	(1,266)
Loss before income taxes	(14,909)	(101)
Income tax expense	233	258
Net loss	$(15,142)	$(359)

Net loss per share:
Basic	$(0.84)	$(0.02)
Diluted	$(0.84)	$(0.02)
Weighted-average number of shares used in per share calculations:
Basic	18,080	17,768
Diluted	18,080	17,768
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(15,142)	$(359)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized loss on available-for-sale investments	(11)	—
Other comprehensive loss, net of tax	(11)	—
Comprehensive loss	$(15,153)	$(359)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
Three Months Ended March 31, 2022 and 2021

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569
Exercise of stock options	7,459	—	151	—	—	151
Purchase of capped call	—	—	—	—	—	—
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	130,146	—	(2,450)	—	—	(2,450)
Stock-based compensation expense	—	—	4,043	—	—	4,043
Net loss	—	—	—	(15,142)		(15,142)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(11)	(11)
Balance at March 31, 2022	18,132,949	$18	$116,468	$(73,315)	$(11)	$43,160

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880
Exercise of stock options	24,090	—	396	—	—	396
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	98,604	—	(999)	—	—	(999)
Stock-based compensation expense	—	—	1,846	—	—	1,846
Net loss	—	—	—	(359)	—	(359)
Balance at March 31, 2021	17,801,926	$18	$102,206	$(60,594)	$—	$41,630

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,142)	$(359)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	4,043	1,846
Depreciation and amortization	427	361
Amortization of contract acquisition costs	652	545
Amortization of debt issuance costs	219	52
Impairment of capitalized cloud computing costs	—	182
Change in deferred tax asset	41	45
Provision for excess and obsolete inventories	358	193
Provision for credit losses	192	218
Loss (gain) on sale of property and equipment	14	(59)
Change in right-of-use assets	638	604
Changes in assets and liabilities:
Accounts receivable	(1,912)	(2,407)
Inventories	(12,535)	(6,214)
Other current assets and prepaid expenses	(5,611)	(1,560)
Other long-term assets	(385)	(500)
Accounts payable	5,755	(1,653)
Accrued liabilities	(5,989)	10,022
Operating lease liabilities	(608)	(563)
Deferred revenue	239	500
Net cash (used in) provided by operating activities	(29,604)	1,253
Cash flows from investing activities:
Acquisition of property, equipment, and software	(321)	(101)
Proceeds from disposal of property and equipment	—	52
Purchase of marketable investments	(74,058)	—
Net cash used in investing activities	(74,379)	(49)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	151	396
Purchase of capped call	—	(16,134)
Proceeds from issuance of convertible notes	—	138,250
Payment of issuance costs of convertible notes	—	(4,717)
Taxes paid related to net share settlement of equity awards	(2,450)	(999)
Payments on finance lease obligations	(150)	(115)
Net cash (used in) provided by financing activities	(2,449)	116,681
Net (decrease) increase in cash, cash equivalents and restricted cash	(106,432)	117,885
Cash, cash equivalents, and restricted cash at beginning of period	164,864	47,047
Cash, cash equivalents, and restricted cash at end of period	$58,432	$164,932
Supplemental disclosure of non-cash items:
Assets acquired under finance lease	$57	$25
Assets acquired under operating lease	$320	$123
Debt issuance costs accrued	$—	$452
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,577	$14
Income tax paid	$1,100	$458
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) is a leading provider of aesthetic and dermatology solutions for practitioners worldwide. The Company develops, manufactures, distributes, and markets energy-based product platforms for use by medical practitioners, enabling them to offer safe and effective aesthetic treatments to their customers. The Company currently markets the following system platforms: AviClear, enlighten, excel, Secret PRO, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D, truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret PRO and Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
In March 2022, the Company received the U.S. Food and Drug Administration's 510(k) clearance of the AviClear acne treatment device ("AviClear"). AviClear is a laser treatment that offers a safe, prescription-free solution for acne. AviClear will be rolled out to physicians in the United States throughout 2022.
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
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated statements of financial position as of March 31, 2022 and December 31, 2021, and its condensed consolidated statements of results of operations, comprehensive income (loss), changes in equity, and cash flows for the three months ended March 31, 2022, and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with current year presentation. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.
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
The COVID-19 outbreak and related variants have negatively affected the United States and global economies. The spread of the coronavirus has impacted the global economy broadly in 2021 and 2020, including restrictions on travel, shifting work forces to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2021. Healthcare facilities in many countries effectively banned elective procedures and this had a significant impact on the Company. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s revenues and profits have improved as the economic outlook improved in 2021 and into 2022, the COVID-19 outbreak continues to be fluid, and the long-term impact on the Company's business due to COVID-19 is still uncertain. The Company cannot presently predict the scope and severity of any impacts in future periods from business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended March 31, 2022. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts which are subject to uncertainty.
In 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc. (“ZO”), which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales may have been the result of the COVID-19 pandemic changing customers’ spending habits, resulting in customers purchasing aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures. Future growth in sales of skincare products depends on customers maintaining spending habits adopted during the COVID-19 pandemic. If customers revert to original spending habits after the COVID-19 pandemic, such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.
Accounting Policies
These unaudited condensed consolidated financial statements are prepared in accordance with the rules and regulations of the SEC applicable to interim financial statements. While these statements reflect all normal recurring adjustments that are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statement disclosures in its annual report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022.
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
On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commission, allowance for credit losses, sales allowances, fair value of investments, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, implicit and incremental borrowing rates related to the Company’s leases, variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria, management performance bonuses, assumptions used in operating and sales-type lease classification, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable consideration, contingent liabilities, recoverability of deferred tax assets, residual value of leased equipment, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Note 2. Cash, Cash Equivalents and Marketable Investments
The Company invests its cash primarily in money market funds and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and U.S. Treasuries. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short term operating expenses.
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
The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
March 31, 2022	Cost	Gains	Losses	Value
Cash and cash equivalents	$57,732	$—	$—	$57,732
Non-current restricted cash	700	—	—	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	58,432	—	—	58,432
Marketable investments - U.S. Treasury	74,058	—	(11)	74,047
Total	$132,490	$—	$(11)	$132,479

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2021	Cost	Gains	Losses	Value
Cash and cash equivalents	$164,164	$—	$—	$164,164
Non-current restricted cash	700	—	—	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	$164,864	$—	$—	$164,864

At March 31, 2022 and December 31, 2021, the net unrealized losses were $11 thousand and nil, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The cash is restricted to support an outstanding letter of credit for $0.7 million provided to a supplier.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments, as of March 31, 2022 (in thousands):

March 31, 2022	Amount
Due in less than one year	$74,058
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
As of March 31, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2022	Level 1	Level 2	Level 2
Cash equivalents:
Money market funds	$948	$—	$—
Marketable investments:
Available-for-sale securities	74,047	—	—
Total	$74,995	$—	$—

At December 31, 2021, the Company had no money market funds or marketable investments.
See Note 13 - Debt for the carrying amount and estimated fair value of the Company’s convertible notes due 2026.
Note 4. Balance Sheet Details
Inventories
As of March 31, 2022 and December 31, 2021, inventories consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Raw materials	$31,134	$24,035
Work in process	2,902	2,124
Finished goods	17,644	13,344
Total	$51,680	$39,503
Accrued Liabilities
As of March 31, 2022 and December 31, 2021, accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Bonus and payroll-related accruals	$16,639	$21,649
Sales and marketing accruals	3,678	4,808
Accrued inventory in transit	3,530	4,265
Product warranty	3,874	3,947
Accrued sales tax	9,853	9,110
Other accrued liabilities	10,470	10,321
Total	$48,044	$54,100
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
The following table provides the changes in the product warranty accrual for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$3,947	$2,908
Add: Accruals for warranties issued during the period	1,462	1,525
Less: Settlements made during the period	(1,535)	(1,082)
Ending Balance	$3,874	$3,351
Note 6. Deferred Revenue

The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training and extended marketing support services. Approximately 88% of the Company’s deferred revenue balance of $11.1 million as of March 31, 2022 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance	$10,825	$11,237
Add: Payments received	4,864	4,929
Less: Revenue	(458)	(445)
Less: Revenue recognized from beginning balance	(4,167)	(3,984)
Ending balance	$11,064	$11,737
Costs for extended service contracts were $1.7 million and $2.0 million for the three months ended March 31, 2022, and March 31, 2021, respectively.
Note 7. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately and 7% and 12% of the Company's total revenue for the three months ended March 31, 2022, and March 31, 2021, respectively.
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
Nature of Products and Services
Systems
Systems revenue is generated from the sale of systems and from the sale of upgrades to existing systems. A system consists of a console that incorporates a universal graphic user interface, a laser or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. In certain applications, the laser or other energy-based module is contained in the hand piece rather than within the console.
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
Consumables and other accessories
The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement hand pieces, xeo and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, and Secret RF, as Consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Secret RF product single use disposable tips must be replaced after every treatment. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.
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
Loyalty Program

The Company has a customer loyalty program for qualified customers located in the U.S., Canada, Australia and New Zealand. Under the loyalty program, based on their purchasing levels, customers accumulate points that can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of March 31, 2022 and December 31, 2021, the liability for the loyalty program included in accrued liabilities was $0.3 million and $0.5 million, respectively.
Deferred Sales Commissions
Incremental costs of obtaining a contract, which consist of commissions and related payroll taxes, are deferred and amortized on a straight-line basis over an expected period of benefit estimated to be two to three years, except for costs that are recognized when product is sold.
Total capitalized costs as of March 31, 2022 and December 31, 2021 were $3.5 million and $4.2 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.7 million and $0.5 million during the three months ended March 31, 2022, and March 31, 2021, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.
Note 8. Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The 2019 Equity Incentive Plan (the "2019 Plan") provides for the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock or cash awards.
The Company’s Board of Directors granted the Company's executive officers, senior management and certain employees 90,658 PSUs during the three months ended March 31, 2022. These PSUs vest subject to the Company’s achievement of certain operational goals for the 2022 fiscal year related to product and commercial milestones. In addition, there is a service requirement related to half of the granted quantity that requires the grant recipient to provide one year of service subsequent to the milestone achievement date.

The Company’s Board of Directors also granted its executive officers and senior management 95,761 RSUs and 207,062 non-qualified stock options (“NQs”) during the three months ended March 31, 2022. The RSUs and NQs vest over four years with one-fourth vesting on the first anniversary of the vesting commencement date of January 1, 2022 and 1/36 of the remaining underlying shares vest each month thereafter.
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2021	947,347
RSUs granted	(95,761)
PSUs granted	(90,658)
Options granted	(207,062)
Stock awards canceled / forfeited / expired	22,568
Options canceled / forfeited / expired	2,072
Balance, March 31, 2022	578,506

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2021	287,175	$25.89	4.92
Options granted	207,062	$35.34
Options exercised	(7,459)	$20.24
Options canceled / forfeited / expired	(2,072)	$32.87
Balance, March 31, 2022	484,706	$29.99	6.88

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	1,032,904	$35.00
RSUs granted	95,761	$39.53
PSUs granted	90,658	$34.16
Awards released	(190,967)	$28.04
Stock awards canceled / forfeited / expired	(21,081)	$40.00
Balance, March 31, 2022	1,007,275	$36.57
Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$459	$144
Sales and marketing	576	721
Research and development	980	301
General and administrative	2,028	680
Total stock-based compensation expense	$4,043	$1,846
Note 9. Net Loss Per Share
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

As of March 31, 2022, the Company’s convertible notes were potentially convertible into 4,167,232 shares of common stock. The Company used the if-converted method to calculate the potential dilutive effect of the conversion spread on diluted net income per share for the three months ended March 31, 2022.

The denominator for diluted net income (loss) per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuance of the convertible notes, as this effect would be anti-dilutive. In the event of conversion of a Convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three months ended March 31, 2022, the “if-converted method” was not applied as the effect would have been anti-dilutive.

For the three months ended March 31, 2022, a basic loss per common share and diluted loss per common share are the same in each respective period as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss used in calculating net loss per share, basic and diluted	$(15,142)	$(359)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	18,080	17,768
Dilutive effect of incremental shares and share equivalents:
Options	—	—
RSUs	—	—
PSUs	—	—
ESPP	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	18,080	17,768
Net loss per share:
Net loss per share, basic	$(0.84)	$(0.02)
Net loss per share, diluted	$(0.84)	$(0.02)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2022	2021
Capped call	4,167	4,167
Convertible notes	4,167	4,167
Options to purchase common stock	485	245
Restricted stock units	526	585
Performance stock units	482	92
Employee stock purchase plan shares	32	30
Total	9,859	9,286
Note 10. Income Taxes
For the three months ended March 31, 2022, the Company's income tax expense was $0.2 million, compared to the tax expense of $0.3 million for the three months ended March 31, 2021.
The Company's income tax expense for the three months ended March 31, 2022 and 2021, is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	March 31, 2022	December 31, 2021
Assets
Right-of-use assets	Operating lease assets	$14,330	$14,627
Finance lease	Property and equipment, net	403	392
Total leased assets		$14,733	$15,019

Liabilities	Classification	March 31, 2022	December 31, 2021
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,628	$2,419
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	13,007	13,483
Total Operating lease liabilities		$15,635	$15,902

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$520	$554
Finance lease liabilities, non-current	Other long-term liabilities	680	730
Total Finance lease liabilities		$1,200	$1,284

Lease costs during the three months ended March 31, 2022 and 2021 (in thousands):

		Three Months Ended March 31,
Lease costs	Classification	2022	2021
Finance lease cost	Amortization expense	$161	$127
Finance lease cost	Interest for finance lease	$21	$14
Operating lease cost	Operating lease expense	$915	$878
Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2022 and 2021 was as follows (in thousands):

		Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2022	2021
Operating cash flow	Finance lease	$21	$14
Financing cash flow	Finance lease	$150	$115
Operating cash flow	Operating lease	$792	$772
Facility leases
Maturities of facility leases were as follows as of March 31, 2022 (in thousands):

As of March 31, 2022	Amount
Remainder of 2022	$2,469
2023	3,332
2024	2,904
2025	2,875
2026	2,970
2027 and thereafter	3,338
Total lease payments	17,888
Less: imputed interest	2,253
Present value of lease liabilities	$15,635
Vehicle Leases
As of March 31, 2022, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of March 31, 2022	Amount
Remainder of 2022	$491
2023	349
2024	411
2025	21
2026	1
Total lease payments	1,273
Less: imputed interest	73
Present value of lease liabilities	$1,200

Weighted-average remaining lease term and discount rate, as of March 31, 2022, were as follows:

Lease Term and Discount Rate	March 31, 2022
Weighted-average remaining lease term (years)
Operating leases	5.5
Finance leases	2.1
Weighted-average discount rate
Operating leases	4.7%
Finance leases	6.6%
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
On January 31, 2020, the Company filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Company employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act (RICO); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order against Lutronic generally prohibiting it from using or disseminating the Company's confidential, proprietary, or trade secret information. The order also prohibits Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. At the parties’ request, the Court subsequently entered a preliminary injunction providing for the same restrictions in the restraining order. On February 9, 2022, the Company filed a motion seeking leave from the court to file a second amended complaint. In addition to the above-referenced claims against Lutronic Aesthetics, the proposed amended complaint alleges additional claims against it, including (1) violation of the Lanham Act; (2) unlawful business practices; (3) false advertising; and (4) trademark infringement. The proposed amended complaint also seeks to add Lutronic Corporation (the Korean parent company of Lutronic Aesthetics) as an additional defendant, and also alleges against it the above-described claims for misappropriation of trade secrets, violation of RICO, interference with contractual relations and prospective economic advantage, unfair competition, and aiding and abetting. Discovery is ongoing and no trial date has been scheduled.
As of March 31, 2022 and March 31, 2021, the Company had accrued $0.5 million and $0.4 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
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
Initially, each $1,000 principal amount of Notes was convertible into 30.1427 shares of the Company’s common stock at a conversion price of $33.18 per share. The conversion rate for the convertible notes is subject to adjustment for certain events as set forth in the Indenture governing the convertible notes. The convertible notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the convertible notes. No sinking fund is provided for the Notes. As of March 31, 2022, the net carrying amount of the Company’s convertible notes was $134.5 million and the unamortized debt issuance costs were $3.8 million.
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
The circumstances described in the first bullet of the paragraph above were not met during the first quarter of 2022. As of March 31, 2022, the Notes are not convertible and this condition will remain until June 30, 2022. The notes may become convertible in future periods. Upon any conversion requests of the convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending March 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2022, the convertible notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
If a specified corporate event occurs, note holders have the option to require the Company to repurchase any portion or all of their convertible notes in $1,000 principal increments for cash. The price for such repurchase is calculated as 100% of the principal amounts of Notes, plus accrued and unpaid interest to the day immediately preceding the Fundamental Change repurchase date. Additionally, holders of the Notes who convert in connection with a fundamental change are, under certain circumstances, entitled to an increase in conversion rate.
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
The estimated fair value of the convertible notes was approximately $295.4 million as of March 31, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

The following table presents the outstanding principal amount and carrying value of the convertible notes (in thousands):

	March 31, 2022	December 31, 2021
Outstanding principal amount	$138,250	$138,250
Unamortized debt issuance costs	(3,788)	(4,007)
Carrying Value	$134,462	$134,243
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
The Company early adopted ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) on January 1, 2021. In accordance with Subtopic 470-20 and 815-40, as revised by ASU 2020-6, the Company records the convertible notes in long-term debt with no separation between the Notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Notes early, which could result in a change in the classification of the Notes to current liabilities.
Debt Issuance Cost
The issuance costs related to the convertible notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the convertible notes.
The issuance costs are amortized using an effective interest method basis over the term of the convertible notes and accordingly the Company recorded approximately $0.2 million of amortization of debt issuance costs during the three months ended March 31, 2022.
The effective interest rate on the convertible notes is 2.97%. Interest expense for the three months ended March 31, 2022, including the amortization of debt issuance cost, totaled approximately $1.0 million.
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
As of March 31, 2022, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
The following table presents a summary of revenue by geography and product category for the three months March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue mix by geography:
United States	$24,474	$18,948
Japan	17,503	16,555
Asia, excluding Japan	3,609	1,989
Europe	4,191	5,001
Rest of the World, other than United States, Asia and Europe	8,237	7,175
Total consolidated revenue	$58,014	$49,668
Revenue mix by product category:
Products	$36,514	$28,320
Consumables	3,903	2,925
Skincare	11,649	12,306
Total product revenue	52,066	43,551
Service	5,948	6,117
Total consolidated revenue	$58,014	$49,668

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2021, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2022.
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
Introduction
The Management’s Discussion and Analysis, or MD&A, is organized as follows:
•Executive Summary. This section provides a general description and history of the Company’s business, a brief discussion of its product lines and the opportunities, trends, challenges and risks the Company focuses on in the operation of its business.
•Critical Accounting Policies and Estimates. This section describes the key accounting policies that are affected by critical accounting estimates.
•Results of Operations. This section provides the Company’s analysis and outlook for the significant line items on its condensed consolidated statements of operations.
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its Commitments that existed as of March 31, 2022.
Executive Summary
Company Description
The Company is a leading provider of aesthetic and dermatology solutions for practitioners worldwide. In addition to internal development of products, the Company distributes third party sourced products under the Company’s own brand names. The Company offers easy-to-use products which enable medical practitioners to perform safe and effective procedures, including treatment for body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, hair removal, and toenail fungus. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills and other per procedure related revenue on select systems and distribution of third-party manufactured skincare products. The Company also expands its revenues from sales of third-party skincare products by utilizing its network and relationships with physicians and practitioners.

The Company’s ongoing research and development activities primarily focus on developing new products, as well as improving and enhancing the Company’s portfolio of existing products. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements. The Company introduced Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt iD in July 2018, excel V+ in February 2019, truSculpt flex in June 2019, Secret PRO in July 2020, excel V+III during the fourth quarter of 2020, and AviClear in April 2022.
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
Products and Services
The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue), and the sale of third party manufactured skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece.
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
In March 2022, the Company received the U.S. Food and Drug Administration's ("FDA") 510(k) clearance of the AviClear acne treatment device.
AviClear is a laser treatment that offers a safe, prescription-free solution for acne. In addition to reducing existing acne, clinical trials show that future breakout episodes are shorter, less intense, and more infrequent following the AviClear procedure. Further, acne clearance results continue to improve over time, demonstrating the long-term efficacy of this novel treatment. Importantly, no pain mitigation was utilized or required by any clinical study participant.
Acne vulgaris is a nearly universal skin disease, with approximately 50 million North American teens and young adults seeking treatment each year. Overproduction of sebum by the sebaceous glands is one of the leading causes of acne. AviClear tackles acne at the source by selectively targeting the sebocytes and suppressing sebum production. This product is a 1726 nm laser device designed to treat inflammatory acne vulgaris. AviClear delivers optimal therapeutic energy in conjunction with the AviCool feature to ensure safety and scalability of the procedure across all skin types and acne severities. AviClear is currently available in a limited commercial capacity in the U.S. and will be rolled out to physicians in the United States throughout 2022. The AviClear device incorporates a revenue share model, resulting in recurring revenue.
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
Service revenue includes prepaid service contracts, customer marketing support and labor on out-of-warranty products.
Significant Business Trends
The Company believes that its ability to grow revenue will be primarily dependent on the following:
•the successful commercialization of AviClear
•continuing to expand the Company’s product offerings, both through internal development and sourcing from other vendors;
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
•marketing to those practitioners focused on aesthetic and dermatological conditions; and
•generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, truSculpt cycles, skincare products and replacement tips for the Secret RF product.
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
A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2021- Part I, Item 1A “Risk Factors,” and (2) other announcements the Company makes from time to time.
Impact of COVID-19 on Company’s business and operations
The COVID-19 outbreak and related variants have negatively affected the United States and global economies. The spread of the coronavirus has impacted the global economy broadly in 2021 and 2020, including restrictions on travel, shifting work forces to work remotely and quarantine policies put into place by businesses and governments, had a material economic effect on the Company’s business during the year ended December 31, 2021. Healthcare facilities in many countries effectively banned elective procedures and this had a significant impact on the Company. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts in the early months of the pandemic and led the Company to implement cost control measures. Although the Company’s operation and results of operations have significantly improved as the economic outlook improved in 2021 and into 2022, the COVID-19 outbreak continues to be fluid, and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended March 31, 2022. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts which are subject to uncertainty.
In 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc., which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales may have been the result of the COVID-19 pandemic changing customers’ spending habits, resulting in customers purchasing aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures. Future growth in sales of skincare products depends on customers maintaining spending habits adopted during the COVID-19 pandemic. If customers revert to original spending habits after the COVID-19 pandemic, such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.

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
The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 1, 2022. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.
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
The issuance costs related to the convertible notes are presented in the balance sheet as a direct deduction from the carrying amount of the convertible notes. See Note 13 of the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended March 31,
	2022	2021
Net revenue	100%	100%
Cost of revenue	45%	44%
Gross margin	55%	56%

Operating expenses:
Sales and marketing	43%	30%
Research and development	11%	8%
General and administrative	23%	15%
Total operating expenses	77%	53%

Income (loss) from operations	(23)%	2%
Amortization of debt issuance costs	—%	—%
Interest on convertible notes	(1)%	—%
Other expense, net	(1)%	(2)%
Income (loss) before income taxes	(26)%	0%

Income tax expense	—%	1%
Net loss	(26)%	(1)%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, installation, training, consumables and extended contract services. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or upon completion of delivery. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 7% and 12% of the Company’s total revenue for the three months ended March 31, 2022 and 2021, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2022	% Change	2021
Revenue mix by geography:
North America	$28,853	29%	$22,402
Japan	17,503	6%	16,555
Rest of World	11,658	9%	10,711
Consolidated total revenue	$58,014	17%	$49,668

North America as a percentage of total revenue	50%		45%
Japan as a percentage of total revenue	30%		33%
Rest of World as a percentage of total revenue	20%		22%

Revenue mix by product category:
Systems - North America	$22,707	35%	$16,785
Systems - Rest of World (including Japan)	13,807	20%	11,535
Total Systems	36,514	29%	28,320
Consumables	3,903	33%	2,925
Skincare	11,649	(5)%	12,306
Total Products	52,066	20%	43,551
Service	5,948	(3)%	6,117
Total Net Revenue	$58,014	17%	$49,668
The Company’s total net revenue increased by $8.3 million or 17% in the three months ended March 31, 2022, compared to the same period in 2021, as a result of recovery in the demand of the Company’s products and services as the economic outlook due to the COVID-19 pandemic improved.
Revenue by Geography
The Company’s North America revenue increased by $6.5 million or 29%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase was primarily due to a recovery in sales following an improvement in conditions related to the COVID-19 pandemic.
Revenue in Japan increased by $0.9 million or 6%, in the three months ended March 31, 2022, compared to the same period in 2021, due to an increase in system sales.
The Company’s Rest of World revenue increased by $0.9 million or 9%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase was mostly driven by a recovery in sales following an improvement in conditions related to the COVID-19 pandemic.

Revenue by Product Type
Systems Revenue
Systems revenue in North America increased by $5.9 million or 35%, in the three months ended March 31, 2022, compared to the same period in 2021, mainly due to the recovery from the business disruptions caused by the COVID-19 pandemic.
System revenue in the Rest of the World (including Japan) increased by $2.3 million or 20%, in the three months ended March 31, 2022, compared to the same period in 2021, primarily due to increased sales in the Company’s direct businesses in Australia and Europe, partially offset by decreased sales from distributors in Middle East and Asian regions and a $0.8 million adverse impact from weakening foreign currencies, namely the Euro, Australian Dollar and Japanese Yen.
Consumables Revenue
Consumables revenue increased by $1.0 million or 33%, in the three months ended March 31, 2022, compared to the same period in 2021. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, Secret PRO and truSculpt flex, each of which have a consumable element.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $0.7 million or 5%, in the three months ended March 31, 2022, compared to the same period in 2021. This decrease was due to a $1.1 million adverse impact from the weakening Japanese Yen. The Company will continue to be exposed to fluctuations in the exchange rate between U.S. Dollars and Japanese Yen, as the Company's skincare revenue is denominated in Japanese Yen.
Service Revenue
The Company’s Service revenue decreased $0.2 million or 3%, in the three months ended March 31, 2022, compared to the same period in 2021. This decrease was due primarily to decreased sales of service contracts, and support and maintenance services, as well as the availability of certain parts.
Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Gross profit	$31,788	$27,710	$4,078
As a percentage of total net revenue	54.8%	55.8%	(1.0)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended March 31, 2022 decreased one percentage point compared to the same period in 2021. The decrease in gross profit as a percentage of revenue was primarily driven by an increase in manufacturing overhead, partially offset by a favorable portfolio mix.
Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Sales and Marketing	$24,944	$15,068	$9,876
As a percentage of total net revenue	43.0%	30.3%	12.7%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.
Sales and marketing expenses for the three months ended March 31, 2022, increased $9.9 million compared to the same period in 2021. These increases reflected headcount growth related to preparing for the launch of the AviClear device and an increase in commission costs due to higher revenue. Also contributing to the increase in sales and marketing expenses were marketing costs related to new business, trade shows and other promotions, and a resumption in travel activities.
Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Research and development	$6,499	$4,112	$2,387
As a percentage of total net revenue	11.2%	8.3%	2.9%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $2.4 million, in the three months ended March 31, 2022, compared to the same period in 2021. These increases were due primarily to higher personnel expenses driven by an increase in headcount and increase in outside services.
General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
General and administrative	$13,502	$7,365	$6,137
As a percentage of total net revenue	23.3%	14.8%	8.4%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $6.1 million, for the three months ended March 31, 2022, compared to the same period in 2021. The increase was due primarily to $2.4 million higher personnel expenses driven by an increase in headcount and $4.0 million of enterprise resource planning (ERP) system implementation expense.
Interest and Other income (expense), Net
Interest and other income (expense), net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Interest and other expense, net	$1,752	$1,266	$486
Interest and other expense, net increased $0.5 million for the three months ended March 31, 2022, compared to the same period in 2021, due to interest expense related to convertible notes issued in March 2021.
Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021	Change
Income tax provision	$233	$258	$(25)
The Company's income tax expenses were $0.2 million for the three months ended March 31, 2022, compared to $0.3 million for the same period in 2021.
Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended March 31, 2022, was cash generated from net proceeds from the issuance of the convertible notes in March 2021. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash, cash equivalents, and investments are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.

As of March 31, 2022 and December 31, 2021, the Company had $162.7 million and $175.8 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $32.4 million to $132.5 million as of March 31, 2022 from $164.9 million as of December 31, 2021, primarily due to cash used in operating activities.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes its cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	March 31, 2022	December 31, 2021	Change
Cash and cash equivalents	$57,732	$164,164	$(106,432)
Restricted cash	700	700	—
Marketable investments	74,047	—	74,047
Total	$132,479	$164,864	$(32,385)
Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net cash flow (used in) provided by:
Operating activities	$(29,604)	$1,253
Investing activities	(74,379)	(49)
Financing activities	(2,449)	116,681
Net (decrease) increase in cash and cash equivalents	$(106,432)	$117,885
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended March 31, 2022, was $29.6 million, which reflected net income, adjusted for non-cash items, of $8.6 million, and changes in assets and liabilities of $21.0 million. The increase in current assets mainly reflects an increase in inventory and deposits with vendors related to the launch of AviClear.
Cash Flows from Investing Activities
Net cash used in investing activities was $74.4 million in the three months ended March 31, 2022, which was attributable to the purchase of marketable investments.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.4 million in the three months ended March 31, 2022, which was primarily due to taxes paid related to net share settlement of equity awards.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $57.7 million and marketable investments of $74.0 million as of March 31, 2022. In the first quarter of 2022, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Company’s notes in March 2021. The Company intends to use the net proceeds of the issuance to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
The Company believes that the existing cash and cash equivalents and the cash available under the revolving credit facility will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months from the date the financial statements are issued, but there can be no assurances.
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of convertible notes due on March 15, 2026 in a private placement offering. The convertible notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. The convertible notes are presented as long-term debt, net of debt discount. Proceeds from the offering were $133.6 million, net of issuance costs, including underwriters’ fees, which were recorded in the condensed consolidated balance sheet.
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
As of March 31, 2022, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
Commitments and Contingencies
As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since March 1, 2022, as reported in the Company’s Annual Report on 2021 Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022 and other announcements the Company makes from time to time.
The conditional conversion feature of the convertible notes, if triggered, may adversely affect the Company's financial condition and operating results.
During any fiscal quarter commencing after the fiscal quarter ending on September 30, 2021 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price for the convertible notes on each applicable trading day. This condition was not met during the first quarter of 2022. As of March 31, 2022, the Notes are not convertible and this condition will remain until June 30, 2022. The notes may become convertible in future periods. Upon any conversion requests of the convertible notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
As of March 31, 2022, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 3.50% as of March 31, 2022, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
Inflation
The Company experienced inflationary pressure on its business, but the impact was mitigated through ongoing cost improvement initiatives. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.
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
Management identified a material weakness in the year ended December 31, 2021, over the Company’s internal control over financial reporting. This material weakness is related to ineffective information technology general controls (“ITGCs”) in the areas of user access and segregation of duties related to certain information technology (“IT”) systems that support the Company’s financial reporting process at its Japan subsidiary. Although this material weakness did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, it could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that this deficiency constitutes a material weakness.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2022, at the reasonable assurance level, as a result of the material weakness in internal controls, which was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Notwithstanding this material weakness, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the 2021 Annual Report on Form 10-K, and in the Form 10-Q for the three months ended March 31, 2022, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Remediation Plans
The Company has begun the process of designing and implementing effective internal control measures to remediate this material weakness. The Company's efforts include reviewing user access to IT systems that support financial reporting and implementing additional controls designed to detect potential material misstatements that may arise as a result of user access and segregation of duties conflicts at the Company's Japan subsidiary. The actions the Company is taking are subject to ongoing executive management review and are also subject to audit committee oversight. The Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If the Company is unable to successfully remediate this material weakness, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed financial statements may be materially misstated.
Changes in Internal Control over Financial Reporting
In January 2022, the Company completed the implementation of a new ERP system. Accordingly, the Company modified the design and operation of certain internal control processes and procedures relating to this new ERP system. Other than these ERP system implementation changes, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 1, 2022.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022.
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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).
3.4	Bylaws of the Registrant (filed as Exhibit 3.4 to its Current Report on Form 8-K filed on January 8, 2015 and incorporated herein by reference).
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).
4.2*	Employment Offer Letter dated July 19, 2017 by and between Cutera, Inc. and Michael Karavitis
4.3*	Change of Control and Severance Agreement dated February 1, 2018 by and between Cutera, Inc. and Michael Karavitis
4.4*	Employment Offer Letter dated September 23, 2019 by and between Cutera, Inc. and Guy Thier
4.5*	Change of Control and Severance Agreement dated October 7, 2019 by and between Cutera, Inc. and Guy Thier
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	Instance Document
101.sch	Inline XBRL Taxonomy Extension Schema Document
101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 10th day of May, 2022.

CUTERA, INC.

/s/ Rohan Seth
Rohan Seth
Chief Financial Officer (Principal Financial and Accounting Officer)