Form 10-Q
period 2022-06-30
CUTERA INC
filed 2022-08-08
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of July 29, 2022, was 19,575,414.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$75,050	$164,164
Marketable investments	203,126	—
Accounts receivable, net of allowance for credit losses of $1,308 and $899, respectively	32,148	31,449
Inventories, net	45,410	39,503
Other current assets and prepaid expenses	17,579	14,545
Total current assets	373,313	249,661

Property and equipment, net	24,470	3,019
Deferred tax asset	698	778
Goodwill	1,339	1,339
Operating lease right-of-use assets	13,771	14,627
Other long-term assets	9,801	10,169
Restricted cash	700	700
Total assets	$424,092	$280,293

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$25,365	$7,891
Accrued liabilities	47,539	54,100
Operating lease liabilities	2,714	2,419
Deferred revenue	10,098	9,490
Total current liabilities	85,716	73,900

Deferred revenue, net of current portion	1,429	1,335
Operating lease liabilities, net of current portion	12,368	13,483
Convertible notes, net of unamortized debt issuance costs of $9,269 and $4,007, respectively	299,856	134,243
Other long-term liabilities	849	763
Total liabilities	400,218	223,724

Commitments and Contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,560,163 and 17,995,344 shares at June 30, 2022 and December 31, 2021, respectively	20	18
Additional paid-in capital	144,628	114,724
Accumulated other comprehensive loss	(183)	—
Accumulated deficit	(120,591)	(58,173)
Total stockholders’ equity	23,874	56,569
Total liabilities and stockholders’ equity	$424,092	$280,293
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue:
Products	$58,589	$51,812	$110,655	$95,363
Service	5,635	6,777	11,583	12,894
Total net revenue	64,224	58,589	122,238	108,257
Cost of revenue:
Products	25,899	20,893	48,811	39,224
Service	3,281	3,907	6,595	7,534
Total cost of revenue	29,180	24,800	55,406	46,758
Gross profit	35,044	33,789	66,832	61,499

Operating expenses:
Sales and marketing	27,001	18,410	51,945	33,478
Research and development	6,859	4,850	13,358	8,962
General and administrative	11,248	8,461	24,750	15,826
Total operating expenses	45,108	31,721	90,053	58,266
(Loss) income from operations	(10,064)	2,068	(23,221)	3,233
Interest and other (expense) income, net:
Amortization of debt issuance costs	(298)	(215)	(517)	(267)
Interest on convertible notes	(1,149)	(778)	(1,927)	(969)
Loss on extinguishment of convertible notes	(34,423)	—	(34,423)	—
Gain on extinguishment of PPP loan	—	7,185	—	7,185
Other expense, net	(1,528)	(392)	(2,283)	(1,415)
Total interest and other (expense) income, net	(37,398)	5,800	(39,150)	4,534
(Loss) income before income taxes	(47,462)	7,868	(62,371)	7,767
Income tax (benefit) expense	(186)	122	47	380
Net (loss) income	$(47,276)	$7,746	$(62,418)	$7,387

Net (loss) income per share:
Basic	$(2.53)	$0.43	$(3.39)	$0.41
Diluted	$(2.53)	$0.39	$(3.39)	$0.40
Weighted-average number of shares used in per share calculations:
Basic	18,700	17,862	18,392	17,815
Diluted	18,700	22,453	18,392	20,855
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(47,276)	$7,746	$(62,418)	$7,387
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized loss on available-for-sale investments	(172)	—	(183)	—
Other comprehensive loss, net of tax	(172)	—	(183)	—
Comprehensive (loss) income	$(47,448)	$7,746	$(62,601)	$7,387
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569
Issuance of common stock for employee purchase plan	27,810	—	1,063	—	—	1,063
Exercise of stock options	14,844	—	376	—	—	376
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	167,817	—	(4,234)	—	—	(4,234)
Stock-based compensation expense	—	—	8,776	—	—	8,776
Purchase of capped call	—	—	(32,024)	—	—	(32,024)
Issuance of common stock in extinguishment of convertible notes	1,354,348	2	55,947	—	—	55,949
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(183)	(183)
Net loss	—	—	—	(62,418)	—	(62,418)
Balance at June 30, 2022	19,560,163	$20	$144,628	$(120,591)	$(183)	$23,874

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	18,132,949	$18	$116,468	$(73,315)	$(11)	$43,160
Issuance of common stock for employee purchase plan	27,810	—	1,063	—	—	1,063
Exercise of stock options	7,385	—	225	—	—	225
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	37,671	—	(1,784)	—	—	(1,784)
Stock-based compensation expense	—	—	4,733	—	—	4,733
Purchase of capped call	—	—	(32,024)	—	—	(32,024)
Issuance of common stock in extinguishment of convertible notes	1,354,348	2	55,947	—	—	55,949
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(172)	(172)
Net loss	—	—	—	(47,276)	—	(47,276)
Balance at June 30, 2022	19,560,163	$20	$144,628	$(120,591)	$(183)	$23,874

Three and Six Months Ended June 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880
Issuance of common stock for employee purchase plan	38,991	—	645	—	—	645
Exercise of stock options	53,598	—	1,252	—	—	1,252
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	161,199	—	(1,452)	—	—	(1,452)
Stock-based compensation expense	—	—	4,765	—	—	4,765
Net income	—	—	—	7,387	—	7,387
Balance at June 30, 2021	17,933,020	$18	$106,173	$(52,848)	$—	$53,343

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2021	17,801,926	$18	$102,206	$(60,594)	$—	$41,630
Issuance of common stock for employee purchase plan	38,991	—	645	—	—	645
Exercise of stock options	29,508	—	856			856
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	62,595	—	(453)	—	—	(453)
Stock-based compensation expense	—	—	2,919	—	—	2,919
Net income	—	—	—	7,746	—	7,746
Balance at June 30, 2021	17,933,020	$18	$106,173	$(52,848)	$—	$53,343

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(62,418)	$7,387
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	8,776	4,765
Depreciation and amortization	929	707
Amortization of contract acquisition costs	1,219	1,003
Amortization of debt issuance costs	517	267
Impairment of capitalized cloud computing costs	—	182
Change in deferred tax asset	80	51
Provision for excess and obsolete inventories	558	699
Provision for credit losses	409	492
Loss (gain) on sale of property and equipment	63	(82)
Gain on extinguishment of PPP loan	—	(7,185)
Change in right-of-use assets	1,308	604
Loss on extinguishment of convertible notes	34,423	—
Changes in assets and liabilities:
Accounts receivable, net	(1,108)	(4,433)
Inventories, net	(18,059)	(6,657)
Other current assets and prepaid expenses	(3,034)	(77)
Other long-term assets	(1,071)	(1,720)
Accounts payable	14,771	(474)
Accrued liabilities	(6,878)	9,653
Operating lease liabilities	(1,272)	(530)
Deferred revenue	702	166
Net cash (used in) provided by operating activities	(30,085)	4,818
Cash flows from investing activities:
Acquisition of property and equipment	(8,238)	(370)
Proceeds from disposal of property and equipment	—	71
Purchase of marketable investments	(203,309)	—
Net cash used in investing activities	(211,547)	(299)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,439	1,897
Purchase of capped call	(31,671)	(16,134)
Proceeds from issuance of convertible notes	240,000	138,250
Payment of issuance costs of convertible notes	(6,956)	(4,717)
Extinguishment of convertible notes	(45,777)	—
Taxes paid related to net share settlement of equity awards	(4,234)	(1,451)
Payments on finance lease obligations	(283)	(211)
Net cash provided by financing activities	152,518	117,634
Net (decrease) increase in cash, cash equivalents and restricted cash	(89,114)	122,153
Cash, cash equivalents, and restricted cash at beginning of period	164,864	47,047
Cash, cash equivalents, and restricted cash at end of period	$75,750	$169,200
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$437	$25
Assets acquired under operating lease	$549	$123
Debt issuance costs accrued	$646	$—
Capped call costs accrued	$353	$—
Transfer of inventory to property and equipment	$12,180	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,903	$28
Income tax paid	$1,230	$458
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) is a leading provider of aesthetic and dermatology solutions for practitioners worldwide. The Company develops, manufactures, distributes, and markets energy-based product platforms for use by medical practitioners, enabling them to offer safe and effective treatments to their customers. The Company currently markets the following system platforms: AviClear, enlighten, excel, Secret PRO, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D, truSculpt iD and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret PRO and Secret RF (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
In March 2022, the Company received 510(k) clearance from the U.S. Food and Drug Administration for the AviClear acne treatment device ("AviClear"). AviClear is a laser treatment that offers a safe, prescription-free solution for acne. AviClear is currently available in a limited commercial capacity in the U.S. and the Company expects a full commercial launch by the end of the current calendar year.
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
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated statements of financial position as of June 30, 2022 and December 31, 2021, and its condensed consolidated statements of results of operations, comprehensive income (loss), changes in equity, and cash flows for the three and six months ended June 30, 2022, and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with the current year presentation. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.
Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, management of international activities, competition from substitute products and larger companies, ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, product liability matters, ability to protect proprietary technology from counterfeit versions of the Company's products, strategic relationships and dependence on key individuals.
The COVID-19 outbreak and related variants have negatively affected the United States and global economies. The spread of the coronavirus has impacted the global economy broadly from 2020, including restrictions on travel, shifting work forces to work remotely and quarantine policies put into place by businesses and governments, and had a material economic effect on the Company’s business during the year ended December 31, 2020 and 2021. Healthcare facilities in many countries effectively banned elective procedures and this had a significant impact on the Company. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts during the pandemic and led the Company to implement cost control measures. Although the Company’s revenues have improved as the economic outlook improved in 2021 and into 2022, the COVID-19 outbreak continues to be fluid, and the long-term impact on the Company's business due to COVID-19 is still uncertain. The Company cannot presently predict the scope and severity of any impacts in future periods from business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
In addition, the world is currently experiencing widespread inflation. Household budgets could become tight with cash being conserved and spent on essential items like housing, gas, food, clothing and healthcare. Given the inflationary environment, fewer funds may be spent on aesthetic treatments, which may translate into less demand for our products and less revenue as a result.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three and six months ended June 30, 2022. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts which are subject to uncertainty.
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
On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commissions, allowance for credit losses, sales allowances, fair value of investments, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived-assets, implicit and incremental borrowing rates related to the Company’s leases, variables used in calculating the fair value of the Company's equity awards, expected achievement of performance based vesting criteria and management performance bonuses, assumptions used in operating and sales-type lease classifications, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable considerations, contingent liabilities, recoverability of deferred tax assets, residual value of leased equipment, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
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
Note 2. Cash, Cash Equivalents and Marketable Investments
The Company invests its cash primarily in money market funds and in highly liquid debt instruments of U.S. federal and municipal governments and their agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents and all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. The majority of the Company’s cash and investments are held in U.S. banks and U.S. Treasuries. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short term operating expenses.
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
The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
June 30, 2022	Cost	Gains	Losses	Value
Cash and cash equivalents	$75,050	$—	$—	$75,050
Non-current restricted cash	700	—	—	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	75,750	—	—	75,750
Marketable investments - U.S. Treasury	203,309	—	(183)	203,126
Total	$279,059	$—	$(183)	$278,876

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2021	Cost	Gains	Losses	Value
Cash and cash equivalents	$164,164	$—	$—	$164,164
Non-current restricted cash	700	—	—	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	$164,864	$—	$—	$164,864

At June 30, 2022 and December 31, 2021, the net unrealized losses were $0.2 million and nil, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The cash is restricted to support an outstanding letter of credit for $0.7 million provided to a supplier.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments, as of June 30, 2022 (in thousands):

June 30, 2022	Amount
Due in less than one year	$203,309
Note 3. Fair Value of Financial Instruments
The Company measures certain financial assets at fair value, including cash and cash equivalents.
The fair value hierarchy contains the following three levels of inputs that may be used to measure fair value, in accordance with ASC 820:
•Level 1 inputs, which include quoted prices in active markets for identical assets or liabilities;
•Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability. When sufficient quoted pricing for identical securities is not available, the Company uses market pricing and other observable market inputs for similar securities obtained from various third-party data providers. These inputs either represent quoted prices for similar assets in active markets or have been derived from observable market data; and
•Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies, or similar valuation techniques, as well as significant management judgment or estimation.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in its assessment of fair value.
As of June 30, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2022	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$1,935	$—	$—
Marketable investments:
Available-for-sale securities	203,126	—	—
Total	$205,061	$—	$—
At December 31, 2021, the Company had no money market funds or marketable investments.
See Note 13 - Debt for the carrying amount and estimated fair value of the Company’s 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 2.25% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Convertible Notes”).
Note 4. Balance Sheet Details
Inventories, net
As of June 30, 2022 and December 31, 2021, inventories consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Raw materials	$27,192	$24,035
Work in process	2,695	2,124
Finished goods	15,523	13,344
Total	$45,410	$39,503
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	June 30, 2022	December 31, 2021
Leasehold improvements	$776	$826
Leased equipment	1,693	107
Office equipment and furniture	1,765	1,527
Machinery and equipment	5,045	3,140
Equipment available for lease	393	—
Assets under construction	18,791	843
	28,463	6,443
Less: Accumulated depreciation	(3,993)	(3,424)
Property and equipment, net	$24,470	$3,019
Materials related to the AviClear acne treatment device were classified as inventories at December 31, 2021. The Company received 510(k) clearance from the U.S. Food and Drug Administration in March 2022 and in April 2022 placed the first devices in service. From April 2022, the materials used in the construction of the AviClear device have been classified as Assets under construction, the completed devices available for lease classified as Equipment available for lease and the devices placed in service classified as Leased equipment.
Accrued Liabilities
As of June 30, 2022 and December 31, 2021, accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Bonus and payroll-related accruals	$16,194	$21,649
Sales and marketing accruals	4,087	4,808
Accrued inventory in transit	4,932	4,265
Product warranty	4,189	3,947
Accrued sales tax	6,048	9,110
Other accrued liabilities	12,089	10,321
Total	$47,539	$54,100
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

The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$3,874	$4,390	$3,947	$4,124
Add: Accruals for warranties issued during the period	1,769	2,210	3,232	3,735
Less: Settlements made during the period	(1,454)	(1,769)	(2,990)	(3,028)
Ending Balance	$4,189	$4,831	$4,189	$4,831
Note 6. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 88% of the Company’s deferred revenue balance of $11.5 million as of June 30, 2022 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance	$11,064	$11,737	$10,825	$11,237
Add: Payments received	5,199	4,423	10,032	9,352
Less: Revenue	(443)	(1,834)	(1,374)	(2,279)
Less: Revenue recognized from beginning balance	(4,293)	(2,923)	(7,956)	(6,907)
Ending balance	$11,527	$11,403	$11,527	$11,403
Costs for extended service contracts were $1.5 million and $3.2 million for the three and six months ended June 30, 2022, respectively, and were $2.2 million and $4.2 million for the three and six months ended June 30, 2021, respectively.
Note 7. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 7% and 8% of the Company's total revenue for the three and six months ended June 30, 2022, respectively, and 12% and 18% for the three and six months ended June 30, 2021, respectively.
The Company has certain system sale arrangements that contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and services are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the sale arrangements. The Company’s system sale arrangements can include all or a combination of the following performance obligations: the system and software license (considered one performance obligation), system accessories (hand pieces), training, other accessories, extended service contracts, marketing services, and time and materials services.
For the Company’s system sale arrangements that include an extended service contract, the period of service commences at the expiration of the Company’s standard warranty offered at the time of the system sale. The Company considers the extended service contracts terms in the arrangements that are legally enforceable to be performance obligations. Other than extended service contracts and marketing services, which are satisfied over time, the Company generally satisfies all performance obligations at a point in time. Systems, system accessories (hand pieces), service contracts, training, and time and materials services are also sold on a stand-alone basis. For contracts with multiple performance obligations, the Company allocates the transaction price of the contract to each performance obligation on a relative standalone selling price basis.
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
The Company offers customers the ability to select the system that best fits their practice at the time of purchase and then to cost-effectively add applications to their system as their practice grows. This provides customers the flexibility to upgrade their systems whenever they choose.
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
Consumables and other accessories
The Company classifies its customers' purchases of replacement cycles for truSculpt iD and truSculpt flex, as well as replacement hand pieces, xeo and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, and Secret RF as Consumable revenue. The Secret PRO and Secret RF products' single use disposable tips must be replaced after every treatment. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.
Extended service contract
The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for a term of one to three years. Service contract revenue is recognized over time, using a time-based measure of progress, as customers benefit from the service throughout the service period. The Company also offers services on a time-and-materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time-and-materials basis is recognized when performed.
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
Loyalty Program
The Company has a customer loyalty program for qualified customers located in the U.S., Canada, Australia and New Zealand. Under the loyalty program, based on their purchasing levels, customers accumulate points that can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of June 30, 2022 and December 31, 2021, the liability for the loyalty program included in accrued liabilities was $0.4 million and $0.5 million, respectively.
Deferred Sales Commissions
Incremental costs of obtaining a contract, which consist of commissions and related payroll taxes, are capitalized and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.
Total capitalized costs as of June 30, 2022 and December 31, 2021 were $3.9 million and $4.2 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.5 million and $1.2 million during the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million during three and six months ended June 30, 2021, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.
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
The Company’s Board of Directors granted the Company's executive officers, senior management and certain employees 164,818 PSUs during the six months ended June 30, 2022. The majority of these PSUs vest subject to the Company’s achievement of certain operational goals for the 2022 fiscal year related to product and commercial milestones. In addition, there is a service requirement related to half of the granted quantity that requires the grant recipient to provide one year of service subsequent to the milestone achievement date.

The Company’s Board of Directors also granted its executive officers and senior management 159,131 RSUs and 278,903 non-qualified stock options (“NQs”) during the six months ended June 30, 2022. The RSUs and NQs vest over four years with one-fourth vesting on the first anniversary of the vesting commencement date of January 1, 2022 and 1/36th of the remaining underlying shares vest each month thereafter.

Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2021	947,347
Additional shares reserved	600,000
RSUs granted	(159,131)
PSUs granted	(164,818)
Options granted	(278,903)
Stock awards canceled / forfeited / expired	65,785
Options canceled / forfeited / expired	9,704
Balance, June 30, 2022	1,019,984

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2021	287,175	$25.89	4.92
Options granted	278,903	$40.87
Options exercised	(14,844)	$25.30
Options canceled / forfeited / expired	(9,704)	$34.80
Balance, June 30, 2022	541,530	$33.46	6.97

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	1,032,904	$35.00
RSUs granted	159,131	$46.02
PSUs granted	164,818	$45.97
Awards released	(259,548)	$27.1
Stock awards canceled / forfeited / expired	(62,884)	$40.20
Balance, June 30, 2022	1,034,421	$39.76
Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three and six months ended June 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$500	$434	$959	$578
Sales and marketing	1,638	522	2,214	1,243
Research and development	1,067	307	2,047	608
General and administrative	1,528	1,656	3,556	2,336
Total stock-based compensation expense	$4,733	$2,919	$8,776	$4,765
Note 9. Net (Loss) Income Per Share
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

As of June 30, 2022, the Company’s Convertible Notes were initially convertible into 6,640,256 shares of common stock. The Company used the if-converted method to calculate the potential dilutive effect of the conversion shares on diluted net income per share for the six months ended June 30, 2022.

The denominator for diluted net income (loss) per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three and six months ended June 30, 2022, the if-converted method was not applied as the effect would have been anti-dilutive.

For the three and six months ended June 30, 2022, a basic loss per common share and diluted loss per common share are the same in each respective period as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income used in calculating net (loss) income per share, basic	(47,276)	$7,746	$(62,418)	$7,387
Interest expense on convertible notes	—	758	—	740
Amortization of debt issuance cost	—	209	—	204
Net (loss) income used in calculating net (loss) income per share, diluted	(47,276)	8,713	(62,418)	8,331
Denominator:
Weighted average shares of common stock outstanding used in computing net (loss) income per share, basic	18,700	17,862	18,392	17,815
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	4,167	—	2,625
Options	—	65	—	63
RSUs	—	259	—	270
PSUs	—	77	—	64
ESPP	—	23	—	18
Weighted average shares of common stock outstanding used in computing net (loss) income per share, diluted	18,700	22,453	18,392	20,855
Net (loss) income per share:
Net (loss) income per share, basic	$(2.53)	$0.43	$(3.39)	$0.41
Net (loss) income per share, diluted	$(2.53)	$0.39	$(3.39)	$0.40
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net (loss) income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Capped call	8,724	4,167	8,724	4,167
Convertible notes	6,640	—	6,640	—
Options to purchase common stock	542	189	542	143
Restricted stock units	550	11	550	2
Performance stock units	489	—	489	—
Employee stock purchase plan shares	29	—	29	—
Total	16,974	4,367	16,974	4,312
Note 10. Income Taxes
For the three and six months ended June 30, 2022, the Company's income tax (benefit) expense was $(0.2) million benefit and $47 thousand expense, respectively, compared to the tax expense of $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively.
The Company's income tax (benefit) expense for the three and six months ended June 30, 2022 and 2021, is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	June 30, 2022	December 31, 2021
Assets
Right-of-use assets	Operating lease assets	$13,771	$14,627
Finance lease	Property and equipment, net	1,253	392
Total leased assets		$15,024	$15,019

Liabilities	Classification	June 30, 2022	December 31, 2021
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,714	$2,419
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	12,368	13,483
Total Operating lease liabilities		$15,082	$15,902

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$542	$554
Finance lease liabilities, non-current	Other long-term liabilities	849	730
Total Finance lease liabilities		$1,391	$1,284

Lease costs during the three and six months ended June 30, 2022 and 2021 (in thousands) was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2022	2021	2022	2021
Finance lease cost	Amortization expense	$178	$110	$339	$237
Finance lease cost	Interest for finance lease	$16	$14	$37	$28
Operating lease cost	Operating lease expense	$880	$881	$1,795	$1,759
Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2022 and 2021 was as follows (in thousands):

		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2022	2021
Operating cash flow	Finance lease	$24	$27
Financing cash flow	Finance lease	$283	$211
Operating cash flow	Operating lease	$851	$1,549
Facility leases
Maturities of facility leases were as follows as of June 30, 2022 (in thousands):

As of June 30, 2022	Amount
Remainder of 2022	$1,671
2023	3,384
2024	2,920
2025	2,875
2026	2,970
2027 and thereafter	3,338
Total lease payments	17,158
Less: imputed interest	2,076
Present value of lease liabilities	$15,082
Vehicle Leases
As of June 30, 2022, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of June 30, 2022	Amount
Remainder of 2022	$524
2023	435
2024	502
2025	21
2026	1
Total lease payments	1,483
Less: imputed interest	92
Present value of lease liabilities	$1,391

Weighted-average remaining lease term and discount rate, as of June 30, 2022, were as follows:

Lease Term and Discount Rate	June 30, 2022
Weighted-average remaining lease term (years)
Operating leases	5.3
Finance leases	2.3
Weighted-average discount rate
Operating leases	4.7%
Finance leases	6.2%
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
On January 31, 2020, the Company filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Company employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act (RICO); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order against Lutronic generally prohibiting it from using or disseminating the Company's confidential, proprietary, or trade secret information. The order also prohibits Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. At the parties’ request, the Court subsequently entered a preliminary injunction providing for the same restrictions in the restraining order. The Company will soon file a second amended complaint against Lutronic Aesthetics. In addition to the above-referenced claims against it, the amended complaint will allege the following additional claims: (1) violation of the Lanham Act; (2) unlawful business practices; (3) false advertising; and (4) trademark infringement. The Company also seeks to amend the complaint to add Lutronic Corporation (the Korean parent company of Lutronic Aesthetics) as an additional defendant, and allege against it the above-described claims for misappropriation of trade secrets, violation of RICO, interference with contractual relations and prospective economic advantage, unfair competition, and aiding and abetting. Discovery is ongoing and no trial date has been scheduled.
As of June 30, 2022 and December 31, 2021, the Company had accrued $0.5 million and $0.7 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
Note 13. Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	June 30, 2022	December 31, 2021
Notes due in 2026

Outstanding principal amount	$69,125	$138,250
Unamortized debt issuance costs	(1,781)	(4,007)
Carrying Value	$67,344	$134,243

Notes due in 2028
Outstanding principal amount	$240,000	$—
Unamortized debt issuance costs	(7,488)	—
Carrying Value	$232,512	$—

Convertible notes, net	$299,856	$134,243

Issuance of convertible notes due in 2026
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchasers fees.
Each $1,000 principal amount of the 2026 Notes is initially convertible into 30.1427 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $33.18 per share. The conversion rate for the 2026 Notes is subject to adjustment for certain events as set forth in the indenture governing the 2026 Notes. The 2026 Notes will mature on March 15, 2026, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2026 Notes.
Issuance of convertible notes due in 2028
In May 2022, the Company issued $240.0 million aggregate principal amount of 2028 Notes. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC ("Voce"), an entity affiliated with J. Daniel Plants, the Company’s Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchaser fees.

The 2028 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Upon conversion, the 2028 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. Each $1,000 principal amount of the 2028 Notes is initially convertible into 18.9860 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $52.67 per share. The conversion rate for the 2028 Notes is subject to adjustment for certain events as set forth in the indenture governing the 2028 Notes. The 2028 Notes are presented as convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet.

2026 Notes exchange

In May 2022, the Company entered into privately-negotiated exchange agreements with certain holders of the Company’s outstanding 2026 Notes with respect to the exchange of $45.8 million in cash (excluding $0.3 million in cash for the payment of accrued interest) and 1,354,348 shares of common stock for $69.1 million in aggregate principal amount of the Company’s outstanding 2026 Notes (the “2026 Notes Exchange”). Immediately following the closing of the 2026 Notes Exchange, approximately $69.1 million in aggregate principal amount of the 2026 Notes remained outstanding.

The 2026 Notes Exchange was accounted for as an extinguishment of debt. The Company recorded the difference between the proceeds paid and the carrying amount of the debt as an extinguishment loss, with a corresponding entry to common stock and

Additional-paid-in capital for the issuance of the shares at the then-trading price of $41.31 per share. The table below presents the components of the Loss on debt extinguishment (amounts in thousands, except share and per share amounts):

Shares issued for repurchase	1,354,348
Closing price of Cutera common stock on May 24, 2022	$41.31
Value of shares issued		$55,948
Cash used for repurchase		45,776
Total shares and cash			$101,724
2026 Note principal exchanged			(69,125)
			32,599

2026 Notes: Unamortized debt issuance costs on May 24, 2022		$3,648
Portion of 2026 Note principal exchanged		50%	1,824

Loss on debt extinguishment			$34,423

Conversion and other features

2026 Notes:
Holders may convert their 2026 Notes at their option prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, only under the following circumstances:
•During any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the 2026 Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;
•The Company calls such 2026 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.
On or after December 15, 2025, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2026 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.
The circumstances described in the first bullet of the paragraph above were not met during the second quarter of 2022. As of June 30, 2022, the 2026 Notes are not convertible and this condition will remain until September 30, 2022. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2022, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
The Company may not redeem the 2026 Notes prior to March 20, 2024. On or after March 20, 2024, the Company may redeem for cash all or any portion of the 2026 Notes, at the Company’s option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2026 Notes, at least $50.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

If a specified corporate event occurs, 2026 Note holders have the option to require the Company to repurchase any portion or all of their 2026 Notes in $1,000 principal increments for cash. The price for such repurchase is calculated as 100% of the principal amounts of 2026 Notes, plus accrued and unpaid interest to the day immediately preceding the Fundamental Change repurchase date. Additionally, holders of the 2026 Notes who convert in connection with a fundamental change are, under certain circumstances, entitled to an increase in conversion rate.
The 2026 Notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the 2026 Notes. The 2026 Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the 2026 Notes (including the 2028 Notes). The 2026 Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2026 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.
The estimated fair value of the 2026 Notes was approximately $191.8 million as of June 30, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
2028 Notes:

Holders may convert their 2028 Notes at their option, in multiples of $1,000 principal amount, only under the following circumstances:

•During any fiscal quarter commencing after the fiscal quarter ending on September 30, 2022 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the 2028 Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of 2028 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;
•The Company calls such 2028 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.

On or after March 1, 2028, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2028 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2022, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

The Company may not redeem the 2028 Notes prior to June 5, 2025. On or after June 5, 2025, the Company may redeem for cash all or any portion of the 2028 Notes, at the Company’s option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2028 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2028 Notes, at least $100.0 million aggregate principal amount of 2028 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

If a specified corporate event occurs, note holders have the option to require the Company to repurchase any portion or all of their 2028 Notes in $1,000 principal increments for cash. The price for such repurchase is calculated as 100% of the principal amounts of 2028 Notes, plus accrued and unpaid interest to the day immediately preceding the Fundamental Change repurchase date. Additionally, holders of the 2028 Notes who convert in connection with a fundamental change are, under certain circumstances, entitled to an increase in conversion rate.

The 2028 Notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the 2028 Notes. The 2028 Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the 2028 Notes (including the 2026 Notes). The 2028 Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2028 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

The estimated fair value of the 2028 Notes was approximately $236.9 million as of June 30, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

Capped Call Transactions

In connection with the issuance of each series of the Convertible Notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally intended to reduce the potential dilution of the Company's common stock upon any conversion or settlement of the applicable series of Convertible Notes or to offset any cash payment the Company is required to make in excess of the principal amount upon conversion of the applicable series of Convertible Notes, as the case may be, with such reduction or offset subject to a cap based on the cap price. If the market price per share of the Company’s common stock exceeds the cap price of the applicable capped call transactions, then the Company’s stock would experience some dilution and/or such capped call transactions would not fully offset the potential cash payments, in each case, to the extent the then-market price per share of its common stock exceeds the applicable cap price.

In connection with the offering of the 2026 Notes, the Company purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of the Company's common stock underlying the convertible notes, with a strike price equal to the conversion price of the convertible notes and with an initial cap price equal to $45.535, which represented a 75% premium over the last reported sale price of the Company's common stock of $26.02 per share on March 4, 2021, with certain adjustments to the settlement terms that reflect standard anti-dilution provisions. The capped call transactions expire over 40 consecutive scheduled trading days ended on March 12, 2026. The capped calls were purchased for $16.1 million.

In connection with the offering of the 2028 Notes, the Company purchased from the option counterparties capped call options that in the aggregate related to the total number of shares of the Company's common stock underlying the 2028 Notes sold to the initial purchasers in the offering of 2028 Notes, with a strike price equal to the conversion price of the 2028 Notes and with an initial cap price equal to $82.62, which represents a 100% premium over the last reported sale price of the Company's common stock of $41.31 per share on May 24, 2022, with certain adjustments to the settlement terms that reflect standard anti-dilution provisions. These capped call transactions expire over 40 consecutive scheduled trading days ended on May 30, 2028. The capped calls were purchased for $32.0 million, net of issuance costs.

The Company evaluated the capped call transactions under authoritative accounting guidance and determined that they should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.
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

The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes and accordingly the Company recorded approximately $0.3 million and $0.5 million of amortization of debt issuance costs during the three and six months ended June 30, 2022, respectively. As noted under “2026 Notes Exchange” above, $1.8 million of unamortized debt issuance costs related to the 2026 Notes was included in the loss on debt extinguishment in the three months ended June 30, 2022.
The effective interest rates on the 2026 Notes and 2028 Notes are 2.98% and 2.82%, respectively. Interest expense for the three and six months ended June 30, 2022, including the amortization of debt issuance cost, totaled approximately $1.4 million and $2.4 million, respectively.
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
On May 27, 2021, the Loan and Security Agreement was amended. The amendment removed the quarterly minimum revenue requirement but kept in place the other financial covenants.
On May 24, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement to permitted the issuance of the 2028 Notes, the capped call transactions related to the 2028 Notes and the 2026 Notes Exchange.
As of June 30, 2022, the Company had not drawn on the SVB Revolving Line of Credit. The Company was in violation of a covenant for which a waiver was received from Silicon Valley Bank.
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

Note 14. Segment reporting
Segment reporting is based on the “management approach,” following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision makers ("CODM") are its Chief Executive Officer ("CEO") and Chief Financial Officer (“CFO”), who make decisions on allocating resources and in assessing performance. The CEO and CFO review the Company's consolidated results as one operating segment. In making operating decisions, the CODM primarily considers consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. The Company’s CODM view its operations, manages its business, and uses one measurement of profitability for its operating segment, which develops, manufactures, distributes, and markets energy-based product platforms for use by medical practitioners. Substantially all of the Company’s long-lived assets are located in the U.S.
The following table presents a summary of revenue by geography and product category for the three and six months June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue mix by geography:
United States	$26,742	$22,972	$51,216	$41,920
Japan	15,174	17,421	32,677	33,976
Asia, excluding Japan	5,106	3,500	8,715	5,489
Europe	5,925	4,886	10,116	9,887
Rest of the World, other than United States, Asia and Europe	11,277	9,810	19,514	16,985
Total consolidated revenue	$64,224	$58,589	$122,238	$108,257
Revenue mix by product category:
Products	$43,653	$35,567	$80,167	$63,887
Consumables	5,298	4,433	9,201	7,358
Skincare	9,638	11,812	21,287	24,118
Total product revenue	58,589	51,812	110,655	95,363
Service	5,635	6,777	11,583	12,894
Total consolidated revenue	$64,224	$58,589	$122,238	$108,257

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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of June 30, 2022.
Executive Summary
Company Description
The Company is a leading provider of aesthetic and dermatology solutions for practitioners worldwide. In addition to internal development of products, the Company distributes third party sourced products. The Company offers easy-to-use products that enable medical practitioners to perform safe and effective procedures, including treatment for acne, body contouring, skin resurfacing and revitalization, tattoo removal, removal of benign pigmented lesions, vascular conditions, and hair removal. The Company’s platforms are designed to be easily upgraded to add additional applications and hand pieces, which provide flexibility for the Company’s customers as they expand their practices. In addition to systems and upgrade revenue, the Company generates revenue from the sale of post warranty service contracts, providing services for products that are out of warranty, hand piece refills and other per procedure related revenue on select systems and distribution of third-party manufactured skincare products. The Company also expands its revenues from sales of third-party skincare products by utilizing its network and relationships with physicians and practitioners.

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
Products and Services
The Company derives revenue from the sale of Products and Services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), replacement hand pieces, truSculpt iD cycle refills, and truSculpt flex cycle refills, as well as single use disposable tips applicable to Secret RF and Secret PRO (“Consumables” revenue), and the sale of third party manufactured skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece.
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
In March 2022, the Company received 510(k) clearance from the U.S. Food and Drug Administration ("FDA") for the AviClear acne treatment device.
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
Acne vulgaris is a nearly universal skin disease, with approximately 50 million North American teens and young adults seeking treatment each year. Overproduction of sebum by the sebaceous glands is one of the leading causes of acne. AviClear tackles acne at the source by selectively targeting the sebocytes and suppressing sebum production. This product is a 1726 nm laser device designed to treat inflammatory acne vulgaris. AviClear delivers optimal therapeutic energy in conjunction with the AviCool feature to ensure safety and scalability of the procedure across all skin types and acne severities. AviClear is currently available in a limited commercial capacity in the U.S. and the Company expects a full commercial launch by the end of the current calendar year.
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
Risks and Uncertainties
The COVID-19 outbreak and related variants have negatively affected the United States and global economies. The spread of the coronavirus has impacted the global economy broadly from 2020, including restrictions on travel, shifting work forces to work remotely and quarantine policies put into place by businesses and governments, and had a material economic effect on the Company’s business during the years ended December 31, 2020 and 2021. Healthcare facilities in many countries effectively banned elective procedures and this had a significant impact on the Company. Many of the Company’s products are used in aesthetic elective procedures and as such, the bans on elective procedures substantially reduced the Company’s sales and marketing efforts during the pandemic and led the Company to implement cost control measures. Although the Company’s operation and results of operations have significantly improved as the economic outlook improved in 2021 and into 2022, the COVID-19 outbreak continues to be fluid, and the aftermath of the business and economic disruptions due to the COVID-19 is still uncertain, making it difficult to forecast the final impact it could have on the Company’s future operations, including disruptions in the Company's supply chain and contract manufacturing operations. The Company cannot presently predict the scope and severity of any impacts in future periods from business shutdowns or disruptions due to the COVID-19 pandemic, but the impact on economic activity including the possibility of recession or financial market instability could have a material adverse effect on the Company’s business, revenue, operating results, cash flows and financial condition.
In addition the world is currently experiencing widespread inflation. Household budgets are tight and cash is generally being conserved and spent on essential items like housing, gas, food, clothing and healthcare. Given the inflationary environment, fewer funds may be spent on aesthetic treatments, which may translate into less demand for our products and less revenue as a result.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three and six months ended June 30, 2022. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill, including the impacts of the COVID–19 pandemic and other ongoing impacts which are subject to uncertainty.
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
The Company established new accounting policies to account for the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2028 Notes, the “Convertible Notes”) and related transactions during the first quarter of 2021.
The Company issued $138.3 million of 2026 Notes in a private placement offering in March 2021. In May 2022, the Company issued an additional $240.0 million of convertible notes in a further private placement offering. Also in May 2022, the Company extinguished $69.1 million of the $138.3 million principal balance of the convertible notes issued in 2021. The notes issued in 2021 and 2022 each bear interest at a rate of 2.25% per year. In accordance with ASU 2020-06, the Company recorded the Convertible Notes in long-term debt with no separation between the notes and the conversion option. Each reporting period, the Company will determine whether any criteria are met for the note holders to have the option to redeem the notes early. To the extent there are any conversion requests, the Company intends to settle such conversion requests in shares of common stock. Therefore, the convertible notes have been included as Long-term debt on the condensed consolidated balance sheet.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	45%	42%	45%	43%
Gross margin	55%	58%	55%	57%

Operating expenses:
Sales and marketing	42%	31%	42%	31%
Research and development	11%	8%	11%	8%
General and administrative	18%	14%	20%	15%
Total operating expenses	70%	54%	74%	54%

(Loss) income from operations	(16)%	4%	(19)%	3%
Amortization of debt issuance costs	—%	—%	—%	—%
Interest on convertible notes	(2)%	(1)%	(2)%	(1)%
Loss on extinguishment of convertible notes	(54)%	—%	(28)%	—%
Gain on extinguishment of PPP loan	—%	12%	—%	7%
Other expense, net	(2)%	(1)%	(2)%	(1)%
(Loss) income before income taxes	(74)%	13%	(51)%	7%

Income tax (benefit) expense	—%	—%	—%	—%
Net (loss) income	(74)%	13%	(51)%	7%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 8% and 18% of the Company’s total revenue for the six months ended June 30, 2022 and 2021, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	% Change	2021	2022	% Change	2021
Revenue mix by geography:
North America	$32,239	20%	$26,786	$61,092	24%	$49,188
Japan	15,174	(13)%	17,421	32,677	(4)%	33,976
Rest of World	16,811	17%	14,382	28,469	13%	25,093
Consolidated total revenue	$64,224	10%	$58,589	$122,238	13%	$108,257

North America as a percentage of total revenue	50%		46%	50%		46%
Japan as a percentage of total revenue	24%		30%	27%		31%
Rest of World as a percentage of total revenue	26%		24%	23%		23%

Revenue mix by product category:
Systems - North America	$25,232	27%	$19,888	$47,939	31%	$36,673
Systems - Rest of World (including Japan)	18,421	17%	15,680	32,228	18%	27,215
Total Systems	43,653	23%	35,568	80,167	25%	63,888
Consumables	5,298	20%	4,432	9,201	25%	7,357
Skincare	9,638	(18)%	11,812	21,287	(12)%	24,118
Total Products	58,589	13%	51,812	110,655	16%	95,363
Service	5,635	(17)%	6,777	11,583	(10)%	12,894
Total Net Revenue	$64,224	10%	$58,589	$122,238	13%	$108,257
The Company’s total net revenue increased by $5.6 million, or 10%, and $14.0 million, or 13% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These increases were primarily driven by strength in Systems and Consumables revenue, partially offset by declines in Skincare and Services revenue.
Revenue by Geography
The Company’s North America revenue increased by $5.5 million, or 20%, and $11.9 million, or 24%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily driven by strength in Systems and Consumables revenue.
Revenue in Japan decreased by $2.2 million, or 13%, and $1.3 million, or 4% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, due to a decrease in Skincare revenue.
The Company’s Rest of World revenue increased by $2.4 million, or 17%, and $3.4 million, or 13% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The increase was mostly driven by strong System sales across all regions.

Revenue by Product Type
Systems Revenue
Systems revenue in North America increased by $5.3 million, or 27%, and $11.3 million, or 31%, in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, mainly due to the recovery from the business disruptions caused by the COVID-19 pandemic.
System revenue in the Rest of the World (including Japan) increased by $2.7 million or 17%, and $5.0 million or 18% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased sales in the Company’s direct businesses in Australia and Asia (excluding Japan), partially offset by a $1.4 and $2.3 million, respectively, adverse impact from weakening foreign currencies.
Consumables Revenue
Consumables revenue increased by $0.9 million, or 20%, and $1.8 million, or 25%, in the three and six months ended June 30, 2022, compared to the same periods in 2021. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, Secret PRO and truSculpt flex, each of which have a consumable element.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $2.2 million, or 18%, and $2.8 million, or 12%, in the three and six months ended June 30, 2022, compared to the same periods in 2021. This decrease was due to a $1.5 and $2.7 million adverse impact from the weakening Japanese Yen. The Company will continue to be exposed to fluctuations in the exchange rate between U.S. Dollars and Japanese Yen, as the Company's skincare revenue is denominated in Japanese Yen.
Service Revenue
The Company’s Service revenue decreased by $1.1 million, or 17%, and $1.3 million, or 10%, in the three and six months ended June 30, 2022, compared to the same periods in 2021. This decrease was due primarily to decreased sales of service contracts, and support and maintenance services, as well as the reduced availability of certain parts.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross profit	$35,044	$33,789	$1,255	$66,832	$61,499	$5,333
As a percentage of total net revenue	54.6%	57.7%	(3.1)%	54.7%	56.8%	(2.1)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three and six months ended June 30, 2022, decreased 3% and 2%, respectively, compared to the same periods in 2021. The decrease in gross profit as a percentage of revenue was primarily driven by labor-related manufacturing overheads of 1.9% and 1.7%, respectively, and the weakening Japanese Yen impacting the gross profit margin by 1.8% and 1.5%, respectively.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Sales and Marketing	$27,001	$18,410	$8,591	$51,945	$33,478	$18,467
As a percentage of total net revenue	42.0%	31.4%	10.6%	42.5%	30.9%	11.6%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.

Sales and marketing expenses for the three and six months ended June 30, 2022 increased $8.6 million and $18.5 million, respectively, compared to the same periods in 2021. These increases reflected headcount growth related to the launch of AviClear. Also contributing to the increase in sales and marketing expenses were marketing costs related to new business, trade shows and other promotions, and a resumption in travel activities.
Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Research and development	$6,859	$4,850	$2,009	$13,358	$8,962	$4,396
As a percentage of total net revenue	10.7%	8.3%	2.4%	10.9%	8.3%	2.6%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $2.0 million and $4.4 million in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. These increases were due primarily to higher personnel expenses driven by an increase in headcount and increase in outside services.
General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
General and administrative	$11,248	$8,461	$2,787	$24,750	$15,826	$8,924
As a percentage of total net revenue	17.5%	14.4%	3.1%	20.2%	14.6%	5.6%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $2.8 million for the three months ended June 30, 2022 compared to the same periods in 2021. The increase was due primarily to $2.4 million of enterprise resource planning (ERP) system implementation expense.
G&A expenses increased by $8.9 million for the six months ended June 30, 2022 compared to the same periods in 2021. The increase was due primarily to $2.4 million higher personnel expenses driven by an increase in headcount and $6.4 million of enterprise resource planning (ERP) system implementation expense.
Interest and Other (expense) income, Net
Interest and other income (expense), net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Amortization of debt issuance costs	$(298)	$(215)	$(83)	$(517)	$(267)	$(250)
Interest on convertible notes	(1,149)	(778)	(371)	(1,927)	(969)	(958)
Loss on extinguishment of convertible notes	(34,423)	—	(34,423)	(34,423)	—	(34,423)
Gain on extinguishment of PPP loan	—	7,185	(7,185)	—	7,185	(7,185)
Other expense, net	(1,528)	(392)	(1,136)	(2,283)	(1,415)	(868)
Interest and other (expense) income, net	$(37,398)	$5,800	$(43,198)	$(39,150)	$4,534	$(43,684)
Interest and other (expense) income, net, decreased from income of $5.8 million and $4.5 million for the three and six months ended June 30, 2021, respectively, to expense of $37.4 million and $39.2 million, respectively, for the same periods in 2022, due to the loss on extinguishment of convertible notes and interest expense related to convertible notes issued in May 2022.

The loss on extinguishment of debt resulted from the extinguishment of $69.1 million of the $138.3 million principal balance of the convertible notes issued in 2021 and represents the difference between the proceeds paid and the carrying amount of the debt (refer to Note 13 – Debt, for a table presenting the calculation of this loss).
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Income tax (benefit) provision	$(186)	$122	$(308)	$47	$380	$(333)
The Company's income tax (benefit) expense was $(0.2) million and $47 thousand for the three and six months ended June 30, 2022, respectively, compared to $0.1 million and $0.4 million for the same periods in 2021.
Liquidity and Capital Resources
The Company’s principal source of liquidity in the six months ended June 30, 2022, was cash generated from net proceeds from the issuance of the Convertible Notes in March 2021 and May 2022. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash, cash equivalents, and investments are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of June 30, 2022 and December 31, 2021, the Company had $287.6 million and $175.8 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments increased by $114.0 million to $278.9 million as of June 30, 2022 from $164.9 million as of December 31, 2021, primarily driven by the issuance of the 2028 Notes in May 2022.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes its cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	June 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$75,050	$164,164	$(89,114)
Restricted cash	700	700	—
Marketable investments	203,126	—	203,126
Total	$278,876	$164,864	$114,012
Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
Net cash flow (used in) provided by:
Operating activities	$(30,085)	$4,818
Investing activities	(211,547)	(299)
Financing activities	152,518	117,634
Net (decrease) increase in cash and cash equivalents	$(89,114)	$122,153
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended June 30, 2022, was $30.1 million, which reflected net income, adjusted for non-cash items, of $14.1 million, and changes in assets and liabilities of $16 million. The increase in current assets mainly reflects an increase in inventory and deposits with vendors in preparation for the launch of AviClear.
Cash Flows from Investing Activities
Net cash used in investing activities was $211.5 million in the six months ended June 30, 2022, which was attributable to the purchase of marketable investments of $203.3 million, and property and equipment of $8.2 million.

Cash Flows from Financing Activities
Net cash provided by financing activities was $152.5 million in the six months ended June 30, 2022, which was primarily due to $240.0 million proceeds from the issuance of the 2028 Notes, partially offset by $45.8 million used for the extinguishment of a portion of the 2026 Notes, $31.7 million for the purchase of additional capped calls as well as $7.0 of issuance costs related to the 2028 convertible notes.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $75.1 million and marketable investments of $203.1 million as of June 30, 2022. In the second quarter of 2022, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Convertible Notes in March 2021 and May 2022. The Company intends to use the net proceeds of the issuance to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
The Company believes that the existing cash and cash equivalents and the cash available under the revolving credit facility will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months from the date the financial statements are issued, but there can be no assurances.
Debt
In May 2022, the Company issued $240.0 million aggregate principal amount of 2028 Notes. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC, an entity affiliated with J. Daniel Plants, the Company’s Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchaser fees.
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchasers fees..
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
On March 4, 2021, the Loan and Security Agreement was amended to (i) permit the Company to issue the 2026 Notes, and (ii) to permit the related capped call transactions.
On May 27, 2021, the Loan and Security Agreement was amended. The amendment removed the quarterly minimum revenue requirement but kept in place the other financial covenants.
On May 24, 2022, the Loan and Security Agreement was amended. The amendment amended the Loan and Security Agreement to permit the issuance of the 2028 Notes, the capped call transactions related to the 2028 Notes and the 2026 Notes Exchange.
As of June 30, 2022, the Company had not drawn on the SVB Revolving Line of Credit. The Company was in violation of a covenant for which a waiver was received from Silicon Valley Bank.
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
The conditional conversion feature of the Company's convertible notes, if triggered, may adversely affect the Company's financial condition and operating results.
The Company has 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 2.25% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Convertible Notes”) outstanding. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, and September 30, 2022, in the case of the 2028 Notes (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for the 2026 Notes during the second quarter of 2022. As of June 30, 2022, the Convertible Notes are not convertible and this condition will remain until September 30, 2022. The Convertible Notes may become convertible in future periods. Upon any conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
As of June 30, 2022, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 4.75% as of June 30, 2022, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
In 2022, the Company has experienced an adverse impact on revenues and gross margin from the weakening Japanese Yen. The Company will continue to be exposed to fluctuations in the exchange rate between U.S. Dollars and Japanese Yen, as the Company's skincare revenue is denominated in Japanese Yen. In July 2022, the Company implemented a hedging program to mitigate this exposure to the Japanese Yen fluctuation against the U.S. Dollar.
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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2022, at the reasonable assurance level, as a result of the material weakness in internal controls, which was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Notwithstanding this material weakness, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the 2021 Annual Report on Form 10-K, and in the Form 10-Q for the three and six months ended June 30, 2022, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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
Changes in Internal Control over Financial Reporting
In January 2022, the Company completed the implementation of a new ERP system. Accordingly, the Company modified the design and operation of certain internal control processes and procedures relating to this new ERP system. Other than these ERP system implementation changes, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS

There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report”), other than all references to the “notes” in the Risk Factors in the Annual Report should be read to include both the Company’s 2.25% Convertible Senior Notes due 2026 and 2.25% Convertible Senior Notes due 2028.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In March 2021, the Company issued $138.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement offering on March 5, 2021. The 2026 Notes bear interest at a rate of 2.25% per year. The aggregate proceeds from the offerings of 2028 Notes were approximately $133.6 million, net of issuance costs, including initial purchaser fees. In connection with the issuance of the 2026 Notes, the Company entered into capped call transactions with certain option counterparties. These capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the 2026 Notes. These capped calls were purchased for $16.1 million.
In May 2022, the Company issued $240.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2028 (the “2028 Notes”) $230 million of aggregate principal amount of 2028 Notes was issued and, together with the 2026 Notes, the “Convertible Notes”), in a private placement offering, and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC, an entity affiliated with J. Daniel Plants, the Company’s Executive Chairperson, pursuant to which the Company issued an additional $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offerings of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchaser fees. In connection with the issuance of the 2028 Notes, the Company entered into capped call transactions with certain option counterparties. These capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the 2028 Notes. These capped calls were purchased for $32.0 million, including issuance costs. The Company also used $45.8 million in cash (excluding $0.3 million in cash for the payment of accrued interest) of the net proceeds from the sale of the 2028 Notes for the 2026 Notes Exchange.
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
4.2
Indenture, dated as of May 27, 2022, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on May 31, 2022 and incorporated herein by reference).

4.3	Form of 2.25% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 on Form 8-K filed on May 31, 2022 and incorporated herein by reference).
10.1
Purchase Agreement, dated May 24, 2022, between Cutera, Inc. and Goldman Sachs & Co. LLC, as representative of the several initial purchasers named in Schedule I thereto (filed as Exhibit 10.1 on Form 8-K filed on May 31, 2022 and incorporated herein by reference).

10.2	Purchase Agreement, dated May 24, 2022, between Cutera, Inc. and Voce Capital Management LLC (filed as Exhibit 10.2 on Form 8-K filed on May 31, 2022 and incorporated herein by reference).
10.3	Form of Capped Call Transaction Confirmation (filed as Exhibit 10.3 on Form 8-K filed on May 31, 2022 and incorporated herein by reference).
10.4
Third Amendment, dated May 24, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.4 on Form 8-K filed on May 31, 2022 and incorporated herein by reference).

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

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 8th day of August, 2022.

CUTERA, INC.

/s/ Rohan Seth
Rohan Seth
Chief Financial Officer (Principal Financial and Accounting Officer)