Form 10-Q
period 2022-09-30
CUTERA INC
filed 2022-11-09
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of October 31, 2022, was 19,615,478.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$45,880	$164,164
Marketable investments	204,946	—
Accounts receivable, net of allowance for credit losses of $1,504 and $899, respectively	35,876	31,449
Inventories, net	55,938	39,503
Other current assets and prepaid expenses	23,672	14,545
Total current assets	366,312	249,661

Property and equipment, net	34,479	3,019
Deferred tax assets	626	778
Goodwill	1,339	1,339
Operating lease right-of-use assets	13,033	14,627
Other long-term assets	11,668	10,169
Restricted cash	700	700
Total assets	$428,157	$280,293

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$34,176	$7,891
Accrued liabilities	50,791	54,100
Operating lease liabilities	2,712	2,419
Deferred revenue	10,579	9,490
Total current liabilities	98,258	73,900

Deferred revenue, net of current portion	1,822	1,335
Operating lease liabilities, net of current portion	11,642	13,483
Convertible notes, net of unamortized debt issuance costs of $8,869 and $4,007, respectively	300,256	134,243
Other long-term liabilities	685	763
Total liabilities	412,663	223,724

Commitments and Contingencies (Note 13)

Stockholders’ equity:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,607,751 and 17,995,344 shares at September 30, 2022 and December 31, 2021, respectively	20	18
Additional paid-in capital	148,535	114,724
Accumulated other comprehensive loss	(336)	—
Accumulated deficit	(132,725)	(58,173)
Total stockholders’ equity	15,494	56,569
Total liabilities and stockholders’ equity	$428,157	$280,293
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue:
Products	$56,540	$50,694	$167,195	$146,056
Service	6,268	6,690	17,851	19,585
Total net revenue	62,808	57,384	185,046	165,641
Cost of revenue:
Products	25,255	20,259	74,066	59,483
Service	3,305	3,700	9,900	11,234
Total cost of revenue	28,560	23,959	83,966	70,717
Gross profit	34,248	33,425	101,080	94,924

Operating expenses:
Sales and marketing	26,488	19,190	78,433	52,668
Research and development	6,389	5,802	19,747	14,764
General and administrative	10,804	7,807	35,554	23,633
Total operating expenses	43,681	32,799	133,734	91,065
(Loss) income from operations	(9,433)	626	(32,654)	3,859
Interest and other (expense) income, net:
Amortization of debt issuance costs	(400)	(225)	(917)	(492)
Interest on convertible notes	(1,739)	(768)	(3,666)	(1,737)
Loss on extinguishment of convertible notes	—	—	(34,423)	—
Gain on extinguishment of PPP loan	—	—	—	7,185
Other income (expense), net	265	(561)	(2,018)	(1,976)
Total interest and other (expense) income, net	(1,874)	(1,554)	(41,024)	2,980
(Loss) income before income taxes	(11,307)	(928)	(73,678)	6,839
Income tax expense	827	462	874	842
Net (loss) income	$(12,134)	$(1,390)	$(74,552)	$5,997

Net (loss) income per share:
Basic	$(0.62)	$(0.08)	$(3.95)	$0.34
Diluted	$(0.62)	$(0.08)	$(3.95)	$0.33
Weighted-average number of shares used in per share calculations:
Basic	19,593	17,945	18,897	17,860
Diluted	19,593	17,945	18,897	18,327
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(12,134)	$(1,390)	$(74,552)	$5,997
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized loss on available-for-sale investments	(153)	—	(336)	—
Other comprehensive loss, net of tax	(153)	—	(336)	—
Comprehensive (loss) income	$(12,287)	$(1,390)	$(74,888)	$5,997
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)
Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569
Issuance of common stock for employee purchase plan	27,810	—	1,063	—	—	1,063
Exercise of stock options	27,023	—	624	—	—	624
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	203,226	—	(4,820)	—	—	(4,820)
Stock-based compensation expense	—	—	13,021	—	—	13,021
Purchase of capped call, inclusive of issuance cost of $353	—	—	(32,024)	—	—	(32,024)
Issuance of common stock in extinguishment of convertible notes	1,354,348	2	55,947	—	—	55,949
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(336)	(336)
Net loss	—	—	—	(74,552)	—	(74,552)
Balance at September 30, 2022	19,607,751	$20	$148,535	$(132,725)	$(336)	$15,494

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	19,560,163	$20	$144,628	$(120,591)	$(183)	$23,874
Exercise of stock options	12,179	—	248	—	—	248
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	35,409	—	(586)	—	—	(586)
Stock-based compensation expense	—	—	4,245	—	—	4,245
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(153)	(153)
Net loss	—	—	—	(12,134)	—	(12,134)
Balance at September 30, 2022	19,607,751	$20	$148,535	$(132,725)	$(336)	$15,494

Three and Nine Months Ended September 30, 2021

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880
Issuance of common stock for employee purchase plan	38,991	—	648	—	—	648
Exercise of stock options	57,498	—	1,408	—	—	1,408
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	175,813	—	(1,963)	—	—	(1,963)
Stock-based compensation expense	—	—	8,507	—	—	8,507
Net income	—	—	—	5,997	—	5,997
Balance at September 30, 2021	17,951,534	$18	$109,563	$(54,238)	$—	$55,343

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2021	17,933,020	$18	$106,173	$(52,848)	$—	$53,343
Issuance of common stock for employee purchase plan	—	—	3	—	—	3
Exercise of stock options	3,900	—	156	—	—	156
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	14,614	—	(511)	—	—	(511)
Stock-based compensation expense	—	—	3,742	—	—	3,742
Net loss	—	—	—	(1,390)	—	(1,390)
Balance at September 30, 2021	17,951,534	$18	$109,563	$(54,238)	$—	$55,343

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(74,552)	$5,997
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	13,021	8,507
Depreciation and amortization	1,603	1,014
Amortization of contract acquisition costs	1,815	1,430
Amortization of debt issuance costs	917	492
Unrealized gain on foreign exchange forward	(292)	—
Impairment of capitalized cloud computing costs	—	182
Change in deferred tax assets	152	54
Provision for excess and obsolete inventories	110	1,335
Provision for credit losses	677	101
Loss (gain) on sale of property and equipment	86	(45)
Gain on extinguishment of PPP loan	—	(7,185)
Change in right-of-use assets	1,976	1,681
Loss on extinguishment of convertible notes	34,423	—
Changes in assets and liabilities:
Accounts receivable	(5,104)	(8,899)
Inventories, net	(28,725)	(8,261)
Other current assets and prepaid expenses	(8,835)	(4,571)
Other long-term assets	(3,644)	(3,487)
Accounts payable	20,442	575
Accrued liabilities	(3,684)	11,782
Operating lease liabilities	(1,930)	(1,573)
Deferred revenue	1,576	(557)
Net cash used in operating activities	(49,968)	(1,428)
Cash flows from investing activities:
Acquisition of property and equipment	(14,107)	(382)
Proceeds from disposal of property and equipment	—	71
Proceeds from maturities of marketable investments	47,000	—
Purchase of marketable investments	(252,282)	—
Net cash used in investing activities	(219,389)	(311)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,687	2,056
Taxes paid related to net share settlement of equity awards	(4,820)	(1,963)
Purchase of capped call	(31,671)	(16,134)
Payment of issuance costs of capped call	(353)	—
Proceeds from issuance of convertible notes	240,000	138,250
Payment of issuance costs of convertible notes	(7,602)	(4,717)
Extinguishment of convertible notes	(45,777)	—
Payments on finance lease obligations	(391)	(314)
Net cash provided by financing activities	151,073	117,178
Net (decrease) increase in cash, cash equivalents and restricted cash	(118,284)	115,439
Cash, cash equivalents, and restricted cash at beginning of period	164,864	47,047
Cash, cash equivalents, and restricted cash at end of period	$46,580	$162,486
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$689	$271
Assets acquired under operating lease	$549	$123
Transfer of inventories to property and equipment	$12,180	$—
Acquisition of property and equipment	$5,843	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,685	$—
Income tax paid	$1,909	$763
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) is a leading provider of aesthetic and dermatology solutions for practitioners worldwide. The Company develops, manufactures, distributes, and markets energy-based product platforms for use by medical practitioners, enabling them to offer safe and effective treatments to their customers. The Company currently markets the following system platforms: enlighten, excel, Secret PRO, Secret RF, truSculpt and xeo. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) replacement hand pieces, Titan, truSculpt 3D, truSculpt iD and truSculpt flex cycle refills, and single use disposable tips applicable to Secret PRO and Secret RF, as well as AviClear (“Consumables” revenue); and (iii) the distribution of third party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Product revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt iD and truSculpt flex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
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
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated statements of financial position as of September 30, 2022 and December 31, 2021, and its condensed consolidated statements of results of operations, comprehensive income (loss), changes in equity, and cash flows for the three and nine months ended September 30, 2022, and 2021. The December 31, 2021 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with the current year presentation. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2022.
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
In addition, the world is currently experiencing widespread inflation. Household budgets could become tight with cash being conserved and spent on essential items like housing, gas, food, clothing and healthcare. Given the inflationary environment, fewer funds may be spent on aesthetic treatments, which may translate into less demand for the Company's products and less revenue as a result.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three and nine months ended September 30, 2022. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill.
In 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc. (“ZO”), which allows the Company to sell ZO’s skincare products in Japan. The Company relies on ZO as the sole supplier for skincare products. The reason for the increase in skincare products sales may have been the result of the COVID-19 pandemic changing customers’ spending habits, resulting in customers purchasing aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures. Future growth in sales of skincare products depends on customers maintaining spending habits adopted during the COVID-19 pandemic. If customers revert to original spending habits after the COVID-19 pandemic, such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.
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
Derivatives
Derivatives are recognized at fair value and reported on a gross basis. The Company enters into forward currency exchange contracts to mitigate the impact of currency fluctuations on transactions denominated in nonfunctional currencies, thereby limiting the Company's risk that would otherwise result from changes in exchange rates. Forward currency exchange contracts are recorded at their fair value each period.
Leases
The Company incurs costs to fulfill its lease agreement obligations with its AviClear device lessees. These costs consist of freight, installation, and training. In addition to these mobilization costs, the Company incurs commission costs associated with the placement of the AviClear device. The Company capitalizes commission costs and has made a policy election to capitalize the mobilization costs.
In the three months ended September 30, 2022, the Company capitalized $0.7 million of mobilization costs and $1.3 million of deferred commission costs. These costs are recorded in Other long-term assets in the Company's condensed consolidated balance sheets and will be amortized over the expected lease term.
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
Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU No. 2020-6, Debt – Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Topic 815), to simplify the accounting for convertible debt instruments by removing the beneficial conversion and cash conversion separation models for convertible instruments. Under the amendment, the embedded conversion features are no longer separated from the host contract for convertible instruments with conversion features that are not required to be accounted for as derivatives or that do not result in substantial premiums accounted for as paid-in capital. The update also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the computation of diluted earnings per share. The Company early adopted the guidance on a prospective basis effective January 1, 2021. See Note 14 – Debt.
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
The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
September 30, 2022	Cost	Gains	Losses	Value
Cash and cash equivalents	$45,880	$—	$—	$45,880
Non-current restricted cash	700	—	—	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	46,580	—	—	46,580
Marketable investments - U.S. Treasury	205,282	13	(349)	204,946
Total	$251,862	$13	$(349)	$251,526

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2021	Cost	Gains	Losses	Value
Cash and cash equivalents	$164,164	$—	$—	$164,164
Non-current restricted cash	700	—	—	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	$164,864	$—	$—	$164,864

At September 30, 2022 and December 31, 2021, net unrealized losses were $0.3 million and nil, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The restricted cash balance relates to an outstanding letter of credit for $0.7 million provided to a supplier.

The following table summarizes the contractual maturities of the Company’s available-for-sale securities, classified as marketable investments, as of September 30, 2022 (in thousands):

September 30, 2022	Amount
Due in less than one year	$205,282
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
As of September 30, 2022, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$960	$—
Marketable investments:
Available-for-sale securities	204,946	—
Derivative assets:
Foreign exchange forward		292
Total	$205,906	$292
At December 31, 2021, the Company had no money market funds, marketable investments or derivative assets.
See Note 14 - Debt for the carrying amount and estimated fair value of the Company’s 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 2.25% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Convertible Notes”).
Note 4. Derivative Instruments
The Company uses foreign currency exchange forward contracts to manage the impact of currency exchange fluctuations on earnings and cash flow. The Company does not enter into derivative instruments for speculative purposes. The Company is exposed to potential credit loss in the event of nonperformance by counterparties on its outstanding derivative instruments but the Company does not anticipate nonperformance by any of its counterparties. Should a counterparty default, the Company's maximum loss exposure would be the potential asset balance of the instrument.
The cash flow effect of the derivative instruments settlement is recorded in cash flow from operations.

September 30, 2022	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$6,596
Fair value	Other current assets and prepaid expenses	$292
Unrealized gain	Other income (expense), net	$292
Note 5. Balance Sheet Details
Inventories, net
As of September 30, 2022 and December 31, 2021, inventories consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Raw materials	$30,707	$24,035
Work in process	2,126	2,124
Finished goods	23,105	13,344
Total	$55,938	$39,503
Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Deposits with vendors	$12,905	$4,389
Foreign tax receivable	5,606	7,612
Prepayments	4,863	2,544
Foreign exchange forward	292	—
Other	6	—
Total	$23,672	$14,545
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	September 30, 2022	December 31, 2021
Leasehold improvements	$776	$826
Equipment leasing	—	107
AviClear devices	9,454	—
Office equipment and furniture	1,928	1,527
Machinery and equipment	5,328	3,140
Assets under construction	21,550	843
	39,036	6,443
Less: Accumulated depreciation	(4,557)	(3,424)
Property and equipment, net	$34,479	$3,019
Materials related to the AviClear acne treatment device were classified as inventories at December 31, 2021. The Company received 510(k) clearance from the U.S. Food and Drug Administration in March 2022 and in April 2022 placed the first devices in service. From April 2022, the materials used in the construction of the AviClear device have been classified as Assets under construction and the manufactured devices, including devices available for lease and devices placed in service, have been classified as AviClear devices.
Accrued Liabilities
As of September 30, 2022 and December 31, 2021, accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Bonus and payroll-related accruals	$17,719	$21,649
Sales and marketing accruals	6,055	4,808
Accrued inventory in transit	5,171	4,265
Product warranty	3,802	3,947
Accrued sales tax	6,298	9,110
Other accrued liabilities	11,746	10,321
Total	$50,791	$54,100
Note 6. Product Warranty
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
The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$4,189	$4,438	$3,947	$4,124
Add: Accruals for warranties issued during the period	1,235	803	4,467	4,145
Less: Settlements made during the period	(1,622)	(1,315)	(4,612)	(4,343)
Ending Balance	$3,802	$3,926	$3,802	$3,926
Note 7. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 85% of the Company’s deferred revenue balance of $12.4 million as of September 30, 2022 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance	$11,527	$11,403	$10,825	$11,237
Add: Payments received	5,738	3,880	14,755	13,226
Less: Revenue from current period sales	(487)	(2,576)	(4,569)	(4,851)
Less: Revenue recognized from beginning balance	(4,377)	(2,027)	(8,610)	(8,932)
Ending balance	$12,401	$10,680	$12,401	$10,680
Costs for extended service contracts were $1.4 million and $4.6 million for the three and nine months ended September 30, 2022, respectively, and were $2.1 million and $6.3 million for the three and nine months ended September 30, 2021, respectively.
Note 8. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 8% and 7% of the Company's total revenue for the three and nine months ended September 30, 2022, respectively, and 12% for each of the three and nine months ended September 30, 2021.
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
Loyalty Program
The Company has a customer loyalty program for qualified customers located in the U.S., Canada, Australia and New Zealand. Under the loyalty program, based on their purchasing levels, customers accumulate points that can be redeemed for such rewards as the right to attend the Company’s advanced training event for truSculpt, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of September 30, 2022 and December 31, 2021, the liability for the loyalty program included in accrued liabilities was $0.2 million and $0.5 million, respectively.
Deferred Sales Commissions
Incremental costs of obtaining a contract, which consist of commissions and related payroll taxes, are capitalized and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio.
Total capitalized costs as of September 30, 2022 and December 31, 2021 were $5.1 million and $4.2 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.6 million and $1.8 million during the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.4 million during three and nine months ended September 30, 2021, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.
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
The Company’s Board of Directors granted the Company's executive officers, senior management and certain employees 166,421 PSUs during the nine months ended September 30, 2022. The majority of these PSUs vest subject to the Company’s achievement of certain operational goals for the 2022 fiscal year related to product and commercial milestones. In addition, there is a service requirement related to half of the granted quantity that requires the grant recipient to provide one year of service subsequent to the milestone achievement date.

The Company’s Board of Directors also granted its executive officers and senior management 184,313 RSUs and 278,903 non-qualified stock options (“NQs”) during the nine months ended September 30, 2022. The RSUs and NQs vest over four years with one-fourth vesting on the first anniversary of the vesting commencement date of January 1, 2022 and 1/36th of the remaining underlying shares vest each month thereafter.
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2021	947,347
Additional shares reserved	600,000
RSUs granted	(184,313)
PSUs granted	(166,421)
Options granted	(278,903)
Stock awards canceled / forfeited / expired	123,151
Options canceled / forfeited / expired	18,033
Balance, September 30, 2022	1,058,894

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2021	287,175	$25.89	4.92
Options granted	278,903	$40.87
Options exercised	(27,023)	$23.09
Options canceled / forfeited / expired	(18,033)	$39.94
Balance, September 30, 2022	521,022	$33.57	6.76

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2021	1,032,904	$35.00
RSUs granted	184,313	$46.62
PSUs granted	166,421	$45.98
Awards released	(307,485)	$28.39
Stock awards canceled / forfeited / expired	(118,710)	$41.22
Balance, September 30, 2022	957,443	$40.12
Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three and nine months ended September 30, 2022 and 2021 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$471	$330	$1,430	$908
Sales and marketing	1,641	711	3,855	1,954
Research and development	466	1,020	2,513	1,628
General and administrative	1,667	1,681	5,223	4,017
Total stock-based compensation expense	$4,245	$3,742	$13,021	$8,507

Note 10. Net (Loss) Income Per Share
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

As of September 30, 2022, the Company’s Convertible Notes were initially convertible into 6,640,256 shares of common stock.

The denominator for diluted net income (loss) per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three and nine months ended September 30, 2022, the if-converted method was not applied as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2022, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net income (loss) and the weighted average number of shares used in computing basic and diluted net (loss) income per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net (loss) income used in calculating net (loss) income per share, basic	$(12,134)	$(1,390)	$(74,552)	$5,997
Denominator:
Weighted average shares of common stock outstanding used in computing net (loss) income per share, basic	19,593	17,945	18,897	17,860
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—	—	—
Options	—	—	—	70
RSUs	—	—	—	297
PSUs	—	—	—	81
ESPP	—	—	—	19
Weighted average shares of common stock outstanding used in computing net (loss) income per share, diluted	19,593	17,945	18,897	18,327
Net (loss) income per share:
Net (loss) income per share, basic	$(0.62)	$(0.08)	$(3.95)	$0.34
Net (loss) income per share, diluted	$(0.62)	$(0.08)	$(3.95)	$0.33
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net (loss) income per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Capped call	8,724	4,167	8,724	4,167
Convertible notes	6,640	4,167	6,640	4,167
Options to purchase common stock	521	308	521	187
Restricted stock units	488	528	488	72
Performance stock units	470	455	470	24
Employee stock purchase plan shares	22	22	22	—
Total	16,865	9,647	16,865	8,617
Note 11. Income Taxes
For the three and nine months ended September 30, 2022, the Company's income tax expense was $0.8 million and $0.9 million, respectively, compared to tax expense of $0.5 million and $0.8 million for the three and nine months ended September 30, 2021, respectively.
The Company's income tax expense for the three and nine months ended September 30, 2022 and 2021 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	September 30, 2022	December 31, 2021
Assets
Right-of-use assets	Operating lease right-of-use assets	$13,033	$14,627
Finance lease	Property and equipment, net	1,791	392
Total leased assets		$14,824	$15,019

Liabilities	Classification	September 30, 2022	December 31, 2021
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,712	$2,419
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	11,642	13,483
Total Operating lease liabilities		$14,354	$15,902

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$786	$554
Finance lease liabilities, non-current	Other long-term liabilities	685	730
Total Finance lease liabilities		$1,471	$1,284

Lease costs during the three and nine months ended September 30, 2022 and 2021 (in thousands) was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2022	2021	2022	2021
Finance lease cost	Amortization expense	$148	$103	$487	$340
Finance lease cost	Interest for finance lease	$17	$12	$54	$40
Operating lease cost	Operating lease expense	$883	$882	$2,678	$2,641
Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2022 and 2021 was as follows (in thousands):

		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2022	2021
Operating cash flow	Finance lease	$56	$38
Financing cash flow	Finance lease	$391	$314
Operating cash flow	Operating lease	$1,682	$2,324
Facility leases
Maturities of facility leases were as follows as of September 30, 2022 (in thousands):

As of September 30, 2022	Amount
Remainder of 2022	$824
2023	3,344
2024	2,912
2025	2,875
2026	2,970
2027 and thereafter	3,338
Total lease payments	16,263
Less: imputed interest	1,909
Present value of lease liabilities	$14,354
Vehicle Leases
As of September 30, 2022, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of September 30, 2022	Amount
Remainder of 2022	$150
2023	542
2024	604
2025	294
Total lease payments	1,590
Less: imputed interest	119
Present value of lease liabilities	$1,471

Weighted-average remaining lease term and discount rate, as of September 30, 2022, were as follows:

Lease Term and Discount Rate	September 30, 2022
Weighted-average remaining lease term (years)
Operating leases	5.1
Finance leases	2.0
Weighted-average discount rate
Operating leases	4.8%
Finance leases	6.2%
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
As of September 30, 2022 and December 31, 2021, the Company had accrued $0.6 million and $0.7 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
Note 14. Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	September 30, 2022	December 31, 2021
Notes due in 2026
Outstanding principal amount	$69,125	$138,250
Unamortized debt issuance costs	(1,667)	(4,007)
Carrying Value	$67,458	$134,243

Notes due in 2028
Outstanding principal amount	$240,000	$—
Unamortized debt issuance costs	(7,202)	—
Carrying Value	$232,798	$—

Convertible notes, net	$300,256	$134,243

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

The 2026 Notes Exchange was accounted for as an extinguishment of debt. The Company recorded the difference between the proceeds paid and the carrying amount of the debt as an extinguishment loss, with a corresponding entry to common stock and Additional-paid-in capital for the issuance of the shares at the then-trading price of $41.31 per share. The table below presents the components of the Loss on debt extinguishment recorded in the Company's condensed consolidated statements of operations in the three months ended June 30, 2022 (amounts in thousands, except share and per share amounts):

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
The circumstances described in the first bullet of the paragraph above were met during the third quarter of 2022. As of September 30, 2022, the 2026 Notes are convertible. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2022, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the 2026 Notes was approximately $186.2 million as of September 30, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2022, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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

The estimated fair value of the 2028 Notes was approximately $246.0 million as of September 30, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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

The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes and accordingly the Company recorded approximately $0.4 million and $0.9 million of amortization of debt issuance costs during the three and nine months ended September 30, 2022, respectively. As noted under “2026 Notes Exchange” above, $1.8 million of unamortized debt issuance costs related to the 2026 Notes was included in the loss on debt extinguishment in the three months ended June 30, 2022.
The effective interest rates on the 2026 Notes and 2028 Notes are 2.98% and 2.82%, respectively. Interest expense for the three and nine months ended September 30, 2022, including the amortization of debt issuance cost, totaled approximately $2.1 million and $4.6 million, respectively. Interest expense for the three and nine months ended September 30, 2021, including the amortization of debt issuance cost, totaled approximately $1.0 million and $2.2 million, respectively.
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
On May 24, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement permitted the issuance of the 2028 Notes, the capped call transactions related to the 2028 Notes and the 2026 Notes Exchange.
On August 10, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement waived a violation of a covenant and revised the Loan Agreement to permit the issuance of the 2028 Notes.
As of September 30, 2022, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
The following table presents a summary of revenue by geography and product category for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue mix by geography:
United States	$28,074	$22,737	$79,290	$64,553
Japan	15,263	19,335	47,940	53,311
Asia, excluding Japan	6,166	3,790	14,881	9,869
Europe	4,711	3,651	14,827	12,703
Rest of the World, other than United States, Asia and Europe	8,594	7,871	28,108	25,205
Total consolidated revenue	$62,808	$57,384	$185,046	$165,641
Revenue mix by product category:
Systems	$40,985	$32,191	$121,152	$96,079
Consumables	6,119	3,684	15,320	11,040
Skincare	9,436	14,819	30,723	38,937
Total product revenue	56,540	50,694	167,195	146,056
Service	6,268	6,690	17,851	19,585
Total consolidated revenue	$62,808	$57,384	$185,046	$165,641

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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of September 30, 2022.
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
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three and nine months ended September 30, 2022. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill.
In 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc., which allows the Company to sell ZO’s skincare products in Japan. The Company relies on ZO as the sole supplier for skincare products. The reason for the increase in skincare products sales may have been the result of the COVID-19 pandemic changing customers’ spending habits, resulting in customers purchasing aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures. Future growth in sales of skincare products depends on customers maintaining spending habits adopted during the COVID-19 pandemic. If customers revert to original spending habits after the COVID-19 pandemic, such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.
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
The issuance costs related to the Convertible Notes are presented in the balance sheet as a direct deduction from the carrying amount of the Convertible Notes. See Note 14 of the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net revenue	100%	100%	100%	100%
Cost of revenue	45%	42%	45%	43%
Gross margin	55%	58%	55%	57%

Operating expenses:
Sales and marketing	42%	33%	42%	32%
Research and development	10%	10%	11%	9%
General and administrative	17%	14%	19%	14%
Total operating expenses	70%	57%	72%	55%

(Loss) income from operations	(15)%	1%	(18)%	2%
Amortization of debt issuance costs	(1)%	—%	—%	—%
Interest on convertible notes	(3)%	(1)%	(2)%	(1)%
Loss on extinguishment of convertible notes	—%	—%	(19)%	—%
Gain on extinguishment of PPP loan	—%	—%	—%	4%
Other expense, net	0%	(1)%	(1)%	(1)%
(Loss) income before income taxes	(18)%	(2)%	(40)%	4%

Income tax expense	1%	1%	—%	1%
Net (loss) income	(19)%	(2)%	(40)%	4%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and Note 8 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 7% and 12% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	% Change	2021	2022	% Change	2021
Revenue mix by geography:
North America	$33,258	25%	$26,710	$94,350	24%	$75,794
Japan	15,263	(21)%	19,335	47,940	(10)%	53,311
Rest of World	14,287	26%	11,339	42,756	17%	36,536
Consolidated total revenue	$62,808	9%	$57,384	$185,046	12%	$165,641

North America as a percentage of total revenue	53%		47%	51%		46%
Japan as a percentage of total revenue	24%		34%	26%		32%
Rest of World as a percentage of total revenue	23%		19%	23%		22%

Revenue mix by product category:
Systems - North America	$25,359	23%	$20,680	$73,298	28%	$57,353
Systems - Rest of World (including Japan)	15,626	36%	11,511	47,854	24%	38,726
Total Systems	40,985	27%	32,191	121,152	26%	96,079
Consumables	6,119	66%	3,684	15,320	39%	11,040
Skincare	9,436	(36)%	14,819	30,723	(21)%	38,937
Total Products	56,540	12%	50,694	167,195	14%	146,056
Service	6,268	(6)%	6,690	17,851	(9)%	19,585
Total Net Revenue	$62,808	9%	$57,384	$185,046	12%	$165,641
The Company’s total net revenue increased by $5.4 million, or 9%, and $19.4 million, or 12% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases were primarily driven by strength in Systems and Consumables revenue, partially offset by declines in Skincare and Services revenue.
Revenue by Geography
The Company’s North America revenue increased by $6.5 million, or 25%, and $18.6 million, or 24%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was primarily driven by strength in Systems and Consumables revenue.
Revenue in Japan decreased by $4.1 million, or 21%, and $5.4 million, or 10% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, due to a decrease in Skincare revenue.
The Company’s Rest of World revenue increased by $2.9 million, or 26%, and $6.2 million, or 17% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase was mostly driven by strong System sales across all regions.

Revenue by Product Type
Systems Revenue
Systems revenue in North America increased by $4.7 million, or 23%, and $15.9 million, or 28%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, mainly due to continuous recovery from the business disruptions caused by the COVID-19 pandemic.
System revenue in the Rest of the World (including Japan) increased by $4.1 million or 36%, and $9.1 million or 24% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021, primarily due to increased sales in the Company’s businesses in Asia.
Consumables Revenue
Consumables revenue increased by $2.4 million, or 66%, and $4.3 million, or 39%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The increase in consumables revenue was primarily due to the increasing installed base of truSculpt iD, Secret RF, Secret PRO and truSculpt flex, each of which have a consumable element and the AviClear sales.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $5.4 million, or 36%, and $8.2 million, or 21%, in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These decreases include primarily a $2.3 and $4.9 million adverse impact from the weakening Japanese Yen. Additionally, the decrease is impacted by higher comparative revenue due to an announced price increase in September 2021. The Company will continue to be exposed to fluctuations in the exchange rate between U.S. Dollars and Japanese Yen, as the Company's skincare revenue is denominated in Japanese Yen.
Service Revenue
The Company’s Service revenue decreased by $0.4 million, or 6%, and $1.7 million, or 9%, in the three and nine months ended September 30, 2022, compared to the same periods in 2021. This decrease was due primarily to decreased sales of service contracts, and support and maintenance services.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Gross profit	$34,248	$33,425	$823	$101,080	$94,924	$6,156
As a percentage of total net revenue	54.5%	58.2%	(3.7)%	54.6%	57.3%	(2.7)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three and nine months ended September 30, 2022, decreased 3.7% and 2.7%, respectively, compared to the same periods in 2021. The decrease in gross profit as a percentage of revenue was primarily driven by the weakening Japanese Yen impacting the gross profit margin by 2.5% and 1.9%, respectively.
Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Sales and Marketing	$26,488	$19,190	$7,298	$78,433	$52,668	$25,765
As a percentage of total net revenue	42.2%	33.4%	8.7%	42.4%	31.8%	10.6%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.

Sales and marketing expenses for the three and nine months ended September 30, 2022 increased $7.3 million and $25.8 million, respectively, compared to the same periods in 2021. These increases reflected headcount growth related to the launch of AviClear. Also contributing to the increase in sales and marketing expenses were marketing costs related to new business, trade shows and other promotions, and a resumption in travel activities.
Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Research and development	$6,389	$5,802	$587	$19,747	$14,764	$4,983
As a percentage of total net revenue	10.2%	10.1%	0.1%	10.7%	8.9%	1.8%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $0.6 million and $5.0 million in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. These increases were due primarily to higher personnel expenses driven by an increase in headcount and increase in outside services.
General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
General and administrative	$10,804	$7,807	$2,997	$35,554	$23,633	$11,921
As a percentage of total net revenue	17.2%	13.6%	3.6%	19.2%	14.3%	4.9%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $3.0 million for the three months ended September 30, 2022 compared to the same period in 2021. The increase was due primarily to $1.4 million of enterprise resource planning (ERP) system implementation expense.
G&A expenses increased by $11.9 million for the nine months ended September 30, 2022 compared to the same period in 2021. The increase was due primarily to $2.5 million higher personnel expenses driven by an increase in headcount and $7.7 million of enterprise resource planning (ERP) system implementation expense.
Interest and Other (expense) income, Net
Interest and other income (expense), net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Amortization of debt issuance costs	$(400)	$(225)	$(175)	$(917)	$(492)	$(425)
Interest on convertible notes	(1,739)	(768)	(971)	(3,666)	(1,737)	(1,929)
Loss on extinguishment of convertible notes	—	—	—	(34,423)	—	(34,423)
Gain on extinguishment of PPP loan	—	—	—	—	7,185	(7,185)
Other income (expense), net	265	(561)	826	(2,018)	(1,976)	(42)
Interest and other (expense) income, net	$(1,874)	$(1,554)	$(320)	$(41,024)	$2,980	$(44,004)
Interest and other (expense) income, net, increased $0.3 million for the three months ended September 30, 2022, compared to the same period in 2021, due to interest expense related to the 2028 Notes issued in May 2022. Interest and other (expense) income, net, decreased from income of $3.0 million for the nine months ended September 30, 2021, to expense of $41.0 million, for the same period in 2022, due to the loss on extinguishment of the 2026 Notes.

The loss on extinguishment of convertible notes resulted from the extinguishment of $69.1 million of the $138.3 million principal balance of the convertible notes issued in 2021 and represents the difference between the proceeds paid and the carrying amount of the convertible notes (refer to Note 14 – Debt, for a table presenting the calculation of this loss).
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Change	2022	2021	Change
Income tax expense	$827	$462	$365	$874	$842	$32
The Company's income tax expense was $0.8 million and $0.9 million for the three and nine months ended September 30, 2022, respectively, compared to $0.5 million and $0.8 million for the same periods in 2021.
Liquidity and Capital Resources
The Company’s principal source of liquidity in the nine months ended September 30, 2022, was cash generated from net proceeds from the issuance of the Convertible Notes in March 2021 and May 2022. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash, cash equivalents, and investments are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of September 30, 2022 and December 31, 2021, the Company had $268.1 million and $175.8 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments increased by $86.7 million to $251.5 million as of September 30, 2022 from $164.9 million as of December 31, 2021, primarily driven by the issuance of the 2028 Notes in May 2022.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes its cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	September 30, 2022	December 31, 2021	Change
Cash and cash equivalents	$45,880	$164,164	$(118,284)
Restricted cash	700	700	—
Marketable investments	204,946	—	204,946
Total	$251,526	$164,864	$86,662
Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
Net cash flow (used in) provided by:
Operating activities	$(49,968)	$(1,428)
Investing activities	(219,389)	(311)
Financing activities	151,073	117,178
Net (decrease) increase in cash and cash equivalents	$(118,284)	$115,439
Cash Flows from Operating Activities
Net cash used in operating activities in the nine months ended September 30, 2022, was $50.0 million, which reflected net loss, adjusted for non-cash items, of $20.1 million, and changes in assets and liabilities of $30.0 million. The increase in current assets mainly reflects an increase in inventories and AviClear related deposits with vendors.
Cash Flows from Investing Activities

Net cash used in investing activities was $219.4 million in the nine months ended September 30, 2022, which was attributable to the purchase of marketable investments of $252.3 million, and property and equipment of $14.1 million, partially offset by maturities of marketable investments of $47.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities was $151.1 million in the nine months ended September 30, 2022, which was primarily due to $240.0 million of proceeds from the issuance of the 2028 Notes, partially offset by $45.8 million used for the extinguishment of a portion of the 2026 Notes, $31.7 million for the purchase of additional capped calls as well as $7.6 of issuance costs related to the 2028 Notes.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $45.9 million and marketable investments of $204.9 million as of September 30, 2022. For the nine months ended September 30, 2022, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Convertible Notes in March 2021 and May 2022. The Company intends to use the net proceeds of the issuance to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
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
On July 9, 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. See Note 14 – Debt in the accompanying notes to consolidated financial statements for more information.
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

On August 10, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement waived a violation of a covenant and revised the Loan Agreement to permit the issuance of the 2028 Notes.
As of September 30, 2022, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
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
The Company has 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) and 2.25% Convertible Senior Notes due 2028 (the “2028 Notes” and, together with the 2026 Notes, the “Convertible Notes”) outstanding. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, and September 30, 2022, in the case of the 2028 Notes (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was met for the 2026 Notes during the second quarter of 2022 and therefore as of September 30, 2022, the 2026 Notes are convertible. Upon any conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
As of September 30, 2022, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 6.25% as of September 30, 2022, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2022, at the reasonable assurance level, as a result of the material weakness in internal controls, which was disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. Notwithstanding this material weakness, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the 2021 Annual Report on Form 10-K, and in the Form 10-Q for the three and nine months ended September 30, 2022, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Remediation Plans
The Company has implemented internal control measures to remediate the identified material weakness. The Company's efforts include reviewing user access to IT systems that support financial reporting and implementing additional controls designed to detect potential material misstatements that may arise as a result of user access and segregation of duties conflicts at the Company's Japan subsidiary. The actions the Company is taking are subject to ongoing executive management review and are also subject to audit committee oversight. The Company will not be able to fully remediate this material weakness until these steps have been completed and have been operating effectively for a sufficient period of time. If the Company is unable to successfully remediate this material weakness, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed financial statements may be materially misstated.
Changes in Internal Control over Financial Reporting
In January 2022, the Company completed the implementation of a new ERP system. Accordingly, the Company modified the design and operation of certain internal control processes and procedures relating to this new ERP system. Other than these ERP system implementation changes, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
ITEM 1A.    RISK FACTORS

There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 1, 2022 (the “Annual Report”), other than the noted below and all references to the “notes” in the Risk Factors in the Annual Report should be read to include both the Company’s 2.25% Convertible Senior Notes due 2026 and 2.25% Convertible Senior Notes due 2028.
The Company’s distribution agreement with ZO requires certain economic requirements to be met by the Company. If the Company does not meet these minimum requirements, the Company could lose the distribution rights to the skincare products.
The Company has an exclusive agreement with ZO to distribute ZO’s proprietary skincare products in Japan. There are certain economic requirements in the agreement that are unlikely to be met for the 2022 year because of global economic factors, such as the unprecedented decline in the value of the Japanese Yen compared to the US Dollar over the course of 2022. If the Company does not meet the minimum requirements included in the distribution agreement for 2022, ZO has the option to terminate the distribution agreement notwithstanding certain conditions. If ZO terminates the Company’s distribution rights, or forces the Company to amend the terms of its distribution agreement, this would adversely affect the Company’s future revenue, results of operations, cash flows and its stock price.
If we cannot obtain and maintain Medical Device Regulation approvals, we will not be able to sell our products in the European Union.
Some of the Company’s products are regulated in the European Union (“EU”) as medical devices per the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”). The Company's CE marks on systems sold in the EU are set to expire in April 2023 and a new MDR designation is required starting in June 2023. In general, the Company intends to obtain MDR approvals for its principal products sold in the EU ahead of expiration dates. However, for various reasons, certain products may not be fully compliant at the time of CE mark expiration. The implementation of MDR by Member States remains uncertain, with some voicing that Notified Bodies need more time to process all files and calling for action to slow the potential removal of medical devices from the EU market due the expiration of their old certificates. Additionally, the Company is subject to local rules and regulations implemented by each EU Member State where it conducts business, which can increase the burden of compliance and expose the Company to greater liabilities. If the Company is not successful in obtaining a new MDR designation prior to the expiration of its CE marks in accordance with MDR and local rules and regulations, the Company may be required to remove applicable medical devices from the EU market until they are certified under the MDR, which would adversely impact the Company’s revenue and results of operation in Europe.
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

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 9th day of November, 2022.

CUTERA, INC.

/s/ Rohan Seth
Rohan Seth
Chief Financial Officer (Principal Financial and Accounting Officer)