Form 10-K
period 2022-12-31
CUTERA INC
filed 2023-04-07
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

trademark

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2022 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2022, was approximately $670 million.
The number of shares of Registrant’s common stock issued and outstanding as of April 4, 2023 was 19,788,358
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information from the registrant’s definitive proxy statement for the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2022.

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

PART I
ITEM 1.    BUSINESS
In this Annual Report on Form 10-K, “Cutera,” “the Company,” “we,” “us,” and “the Company’s” refer to Cutera, Inc. and its consolidated subsidiaries.
Company Background
Cutera was formed in 1998 as a Delaware corporation and is a global provider of aesthetic and dermatology solutions for medical practitioners worldwide. The Company develops, manufactures, and markets energy-based product platforms for use by medical practitioners, enabling them to offer safe and effective treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently markets the following key platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo — each of which enables medical practitioners to perform safe and effective procedures, including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The Company’s ongoing research and development activities primarily focus on developing new products and improving and enhancing the Company’s portfolio of existing products within dermatology and aesthetics. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements for third party developed products, as well as through mergers, acquisitions and investments. The Company introduced Secret RF in January 2018, enlighten SR in April 2018, truSculpt in July 2018, excel V+ in February 2019 and truFlex in June 2019, Secret PRO in July 2020, and a product extension of excel V+ during the fourth quarter of 2020. In 2021, the Company introduced truFlex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes. In March 2022, the Company received 510(k) clearance from the U.S. Food and Drug Administration for the AviClear acne treatment device ("AviClear"). AviClear is a laser treatment that offers a safe, prescription-free solution for acne.
The Company’s trademarks include: “CUTERA®,” “AVI360®,” “AVICARE®," “AVICLEAR®," “AVICOOL®, "ACUTIP 500®," “COOLGLIDE®,” “CUCF®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “EXCEL V+™,” “GENESIS®,” “LASER GENESIS®,” “LIMELIGHT®,” "MYQ®," “PEARL®,” “PICO GENESIS®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT ID®,” “TRUSCULPT FLEX®,” “VANTAGE®,” and “XEO®.” The Company’s logo and other Company trade names, trademarks, and service marks appearing in this document are the Company’s property. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trade names, trademarks and service marks referred to in this Annual Report on Form 10-K appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trade names, trademarks, and service marks.

A description of each of the Company’s devices and a summary of the features of the Company’s primary platforms are as follows:
•AviClear - In March 2022, AviClear was cleared by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of mild, moderate, and severe inflammatory acne vulgaris. AviClear significantly eliminates acne in three, 30-minute treatments. AviClear treats active acne and helps prevent future acne by suppressing the sebaceous glands. AviClear was designed with the AviCool™ contact cooling technology that allows for a safe and comfortable treatment experience. AviClear offers a long-term durable solution for all severities of acne.
•Secret PRO – In 2020, the Company expanded its distribution of the Secret PRO device. Secret PRO features two proven technologies – RF microneedling and fractional CO2. Secret PRO utilizes fractional CO2 for skin resurfacing and radio frequency microneedling for deep dermal remodeling. The pairing of technologies provides practitioners the ability to tailor each treatment for a patient's individual skin concerns. Used individually or in combination for best outcomes with minimal downtime. Each time a procedure is performed, the physician must use a new handpiece tip. The sale of the replacement tip results in recurring revenue.
•truFlex – In June 2019, the Company introduced the truFlex for the muscle-sculpting market. This product is a bio-electrical muscle stimulation device designed to strengthen, firm and tone the abdomen, buttocks and thighs, and can treat patients at all fitness levels. The truFlex delivers Multi-Direction Stimulation with truControl, inducing muscle hypertrophy and hyperplasia. Johari Digital Healthcare Ltd. (the Company’s contract manufacturing organization) received 510(k) clearance from the FDA for muscle conditioning in 2013. It is sold in the USA, Canada, Japan, certain Asia Pacific markets, and the European Union (“EU”) and is expected to be sold to a broader international customer base upon required regulatory approvals. The truFlex includes a consumable handpiece that needs to be "refilled" after a set number of treatments are performed, resulting in recurring revenue. In 2021, the company introduced truFlex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
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
•truSculpt – In July 2018, the Company introduced a hands-free version of the Company’s truSculpt platform, the truSculpt, for the non-surgical body sculpting market. It includes consumable cycles that need to be ordered by the practitioner after a set number of treatments are performed, resulting in recurring revenue. This product is a high-powered radio frequency (“RF”) system designed for circumferential reduction, lipolysis, and deep tissue heating and can treat all body and skin types. The truSculpt delivers targeted energy at 2 MHz, causing subcutaneous adipose tissue lipolysis. The Company received 510(k) clearance from the FDA for lipolysis of abdominal fat in 2018. Prior truSculpt platforms include the truSculpt 3D, a 2 MHz device for tissue heating and circumferential reduction of fat in the abdomen and flank, and the original truSculpt platform launched in August 2012 and delivered treatments at 1 MHz. In December 2016, the Company received 510(k) clearance from the FDA to market the truSculpt platform for the temporary reduction in circumference of the abdomen. The truSculpt 3D includes a consumable handpiece that needs to be “refilled” after a set number of treatments are performed, resulting in recurring revenue.
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
The Market for Non-Surgical Aesthetic Procedures
The Company believes several factors are contributing to the global growth of aesthetic treatment procedures and aesthetic laser equipment sales, including:

•Growing Improvement in Economic Environment, Aesthetic Accessibility, and Expanded Practitioner Base – The last decade has seen an increased demand for aesthetic procedures, which has resulted in an expanding practitioner base to satisfy the demand. Despite worsening recent economic conditions, underlying market feedback continues to support steady patient traffic. An expanding practitioner base paired with digital and mobile advancements has led to a broader range of accessibility options for potential patients.
•Aging Demographics of Industrialized Countries – The aging population of industrialized countries, the amount of discretionary income available to the “baby boomer” demographic segment ─ ages 59 to 77 as of 2023 ─ and their desire to retain a youthful appearance contribute to the increased demand for aesthetic procedures. With millennials entering their 40's the demand and preference for non-invasive aesthetic treatments are also rising. Millennials who are currently entering their 30's, including those in their 30's, have been earlier adopters of aesthetic treatments in comparison to older generations.
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
Acne – Treatments for acne include over-the-counter ("OTC") and prescription topicals, washes, oral antibiotics, and oral isotretinoin. Acne affects an estimated 50 million Americans according to the American Academy of Dermatology. Previously, lasers have been used to treat acne albeit with varying levels of success. Many treatments have not demonstrated a durable response, while new approaches like AviClear, which target the sebaceous gland, offer renewed promise for treating acne at its source.
Non-Invasive Body Contouring – Treatments for non-invasive body sculpting can be done utilizing a variety of technologies, including radio frequency, laser, cooling, and ultrasound. Procedures address the reduction of unwanted fat on the abdomen, flanks, arms, thighs, submentum, and back and can require one or more treatments. Systems with the ability to induce non-invasive lipolysis (breakdown of fat) offer a more permanent solution with an average fat reduction of more than 20%. Common side effects of this approach may include paradoxical hyperplasia with cooling devices, and nodules which typically resolve over time and the risk of burning the treatment area with radiofrequency devices. In June 2019, the Company introduced the truFlex, a bio-electrical muscle stimulation device designed to strengthen, firm, and tone the abdomen, buttocks, and thighs. In 2021 the Company introduced truFlex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
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
•Upgradeable Platform – The Company’s xeo, excel V and truFlex products allow the Company’s customers to upgrade their system to the Company’s newest technologies or add new applications to their system, each of which provide the Company with a source of incremental revenue. The Company believes that product upgradeability allows customers to take advantage of the Company’s latest product offerings and provide additional treatment options to their patients, thereby expanding the opportunities for their aesthetic practices.
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
•Ease of Use – The Company designs its products to be easy to use. The Company’s proprietary hand pieces are lightweight and ergonomic, minimize user fatigue, and facilitate clear views of the treatment area, reducing the possibility of unintended damage and increasing the speed of application. The Company’s control console contains an intuitive user interface with simple, independently adjustable controls from which to select a wide range of treatment parameters to suit each patient’s profile. For instance, the clinical navigation user interface on the xeo platform provides recommended clinical treatment parameter ranges based on patient criteria entered. The Company’s Pearl and Pearl Fractional hand pieces include a scanner with multiple scan patterns to allow simple and fast treatments of the face. Finally, the Company’s truSculpt embodies the best of many of the above features. Unlike other body sculpting treatments on the market that require certain body types, or pinchable fat, truSculpt is “body agnostic” with the ability to customize treatments to the patient's needs and body type. In addition, the Company’s proprietary algorithms and navigation enable the practitioner to treat a 300cm2 area in only 15 minutes.
Business Strategy
The Company’s vision and mission is to continue developing innovative solutions that harness the power of science and nature to advance health, beauty, and wellness. To achieve this goal, the Company plans on executing a strategic plan encompassing the following opportunities:

•Capture Market Share in Acne and Capitalize on the Building Momentum in AviClear – In March 2022, the FDA announced the 510(k) clearance of AviClear, the first energy-based device receiving designation for the treatment of mild, moderate, and severe acne. In the US, there are an estimated 50 million acne sufferers with only about 6.5 million seeking physician treatment. As a revolutionary first-mover solution, AviClear is well-positioned to disrupt the large and growing acne market with its robust clinical findings and promising positive results to-date. The Company announced official launch in November 2022 after a limited commercial release in April 2022. The device is now available broadly in the US as well as in Canada where Health Canada has approved the device for the treatment of mild, moderate, and severe acne along with additional approval in Canada for the treatment of acne scars. As of December 31, 2022, the Company has performed over 5,000 AviClear acne treatments. The Company has also introduced Avi360, a partnership-driven offering with tools, support, and education, and a rewards program for customers and expanded financing options for patients. These efforts are intended to drive support and increase access to care for both customers and patients.

•Continue to Expand the Company’s Product Portfolio with Innovative Solutions – Though the Company believes that its current portfolio of products is comprehensive, the Company’s research and development group has a pipeline of potential products under development. The Company launched excel V in 2011, truSculpt in 2012, ProWave LX in 2013, and excel HR and enlighten in 2014. In addition, the Company continues to expand offerings on the Company’s current platforms with further enhancement such as the enlighten III launched in 2016, truSculpt 3D launched in 2017, enlighten SR launched in April 2018, truSculpt launched in July 2018, excel V+ launched in February 2019 and truFlex launched in June 2019. The Company also introduced Secret RF, in January 2018, and Secret PRO, a fractional CO2 and RF microneedling device, in September 2020. In 2021, the company introduced truSculpt flex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes. More recently, in March 2022, the Company launched AviClear to treat mild, moderate, and severe acne. The Company’s research and development strategy remains focused on developing innovative, first-mover solutions to solve unmet and evolving needs of customers across the aesthetic and dermatologic fields while ensuring adequate updates and upgrades of current portfolio offerings to maintain high-quality products and outcomes for customers and patients.

•Focus on Continued Investment of Clinical, Commercial Excellence, and Training Expertise – The Company believes one of its differentiators and contributors to the Company’s leading position in the aesthetic and dermatology industry is its commitment and continued investment in its clinical and regulatory capabilities, medical education, and customer success teams. The Company’s product portfolio is supported by robust and thoughtful clinical research, an internal clinic at the Company's headquarters for clinical studies, and targeted digital marketing strategies such as direct-to-patient and consumer marketing, tradeshows and workshops, clinical forums and symposiums, Cutera University, and webinars. In addition, the Company is committed to the commercial excellence of the customers through collaboration with key opinion leaders and expert customers around the world to foster valued partnerships and stay apprised of the latest trends and development in the industry.

•Leverage Comprehensive Portfolio for Cross-Selling Opportunities and Deepen Customer Relationships – The Company has a track record of 20 years delivering innovation, which has contributed to its robust and comprehensive portfolio offerings across several main franchises such as face and skin, body contouring, and medical dermatology. With the introduction of enlighten, excel V, excel HR, xeo, truSculpt, SecretPro, Secret RF, and AviClear, the Company can effectively offer additional platforms into the existing installed base. In addition, each of these platforms allows for potential future upgrades that offer additional capabilities. The Company believes the expansive breadth and depth of the Company’s portfolio offerings is a one-stop shop for customers seeking a range of treatments that can be performed in their practices. Practitioner customers can increase their patient’s wallet share, stickiness, and satisfaction with each visit while the Company can generate additional revenue through cross-selling products to existing customers. The Company believes this aligned value proposition will help grow the Company’s categorical leadership and gain market share while deepening relationships with current and new customers.

•Expand the Company’s Global Presence and Footprint in Existing and Attractive New Markets – The Company currently serves over 40 countries and 10,000 customers with a global installed base of over 12,000 units through the Company’s clinically-focused and robust sales infrastructure of direct sales and distribution networks. While the Company is continuing to strengthen its leadership position in the US, there presents significant opportunities abroad in areas such as APAC, particularly Japan, Europe, New Zealand, Australia, and other intercontinental locations. The Company believes that the market for aesthetic systems will continue to grow and offer whitespace opportunities in these geographic regions. As a result, the Company will continue to build brand recognition through new product introductions, invest in commercial infrastructure, and grow and optimize international sales channels and distribution networks to increase global footprint and revenue.

•Increase Revenue and Improve Productivity – The Company believes that there is a significant opportunity to grow revenue across its core and recurring revenue segments. With a comprehensive aesthetic and dermatologic portfolio, the Company has the opportunity to cross-sell to drive greater repeat repurchases from the current installed base. As the Company grows its leadership position in current and new therapeutic areas, the Company can accelerate market share gains across franchises and product categories. The Company’s innovative business model with AviClear represents a driver of more predictable and consistent revenue generation. The attractive financial profile – high recurring revenue and profitability margins – associated with this business model can serve to mitigate against any potential macroeconomic and industry headwinds and volatility. The Company also plans to generate increased recurring revenue from services and refillable, consumable, and hand pieces. The Company’s Titan, truSculpt 3D, truSculpt and truFlex cycle and pulsed-light handpieces are refillable products, while the Company’s single use disposable tips applicable to Secret PRO, and Secret RF are consumable products. Each provides the Company with the opportunity for greater participation in the `economics of high volume-based procedures from the Company’s existing customers. The Company also offers post-warranty services to its customers either through extended service contracts to cover preventive maintenance or through direct billing for parts and labor. These post-warranty services serve as additional sources of revenue. In addition, the Company generates revenue from distribution of third-party manufactured skincare products in Japan. These skincare products are purchased from a third-party manufacturer and sold to licensed physicians and other end users. Along with a focus on increasing operating efficiencies, gross margin expansion, and other financial improvements, the Company believes that this will build a foundation for a highly scalable business with strong top-line and bottom-line growth and increased long-term profitability.

•Strategically Engage in Attractive and Synergistic Opportunities – The Company plans to explore opportunities that can augment and differentiate the Company’s product portfolio and research and development strategy, expand current leadership position, strengthen competitive positioning, penetrate new or adjacent markets, and present long-term financial benefits. Such opportunities may include, but are not limited to, acquisitions, strategic partnerships, licensing, or collaboration of competitive, commercial, distributor, supplier, or manufacturer relationships. With a global brand, footprint, and commercial expertise, the Company can be a key strategic partner on various opportunities that can bring significant growth and value creation.
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

Applications:						Skin Revitalization				Noninvasive Body Contouring*
System Platforms	Products	Year	Energy Source	Hair Removal	Vascular Lesions	BPL’s Dyschromia & Melasma	Texture, Lines and Wrinkles	Acne Scars	Tattoo Removal	Lipolysis*
xeo	Nd:YAG	2003	(a)	x	x		x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan XL	2006	(c)
	LimeLight	2006	(b)		x	x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)			x	x	x
	ProWave LX	2013	(b)	x
	excel V	2011	(e)	x	x	x	x
truSculpt		2012	(f)							x
	excel HR	2014	(g)	x	x	x
	enlighten(dual wavelength)	2014	(h)			x			x
	enlighten III (MLA)	2016	(i)			x	x	x	x
	truSculpt 3D	2017	(f)							x
	Secret RF	2018	(j)				x
	truSculpt	2018	(f)							x*
	truFlex	2019	(f)							x*
	excel V+	2019	(e)	x	x	x	x
	Secret PRO	2020	(k)				x**
	AviClear	2022	(l)					x
Energy Sources:
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
(l)1726nm wavelength
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
** Via Hemostasis and Coagulation
Upgrades
The Company’s xeo, excel V and truFlex products, are designed to allow customers to cost-effectively upgrade to the Company’s newest technologies or add applications to their system, each of which provides the Company with a source of additional revenue.

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
The Company’s products are engineered to enable quick and efficient service and support. There are several separate components of the Company’s products, each of which can be removed and replaced. The Company believes that quick and effective delivery of service is important to its customers. As of December 31, 2022, the Company had 56 Field Service employees.
In countries where the Company is represented by distribution partners, customers are serviced through the distributor. Distributors are generally provided warranty coverage for parts only, with labor customarily provided to the end customer by the distributor. The Company’s Titan, truSculpt 3D, truSculpt, and truFlex hand pieces generally include a warranty for a set number of shots, rather than for a period of time.
Training
Sales of systems to customers, except system sales through distributors, include training on the use of the system to be provided within 180 days of purchase. Training is also sold separately from systems. The Company recognizes revenue for training once the training has been provided.
Consumables (Other accessories)
The Company treats its customers' purchases of replacement cycles for truSculpt and truFlex, as well as replacement Titan and truSculpt 3D hand pieces, as consumable revenue, which provides the Company with a source of recurring revenue from existing customers. The Secret RF and Secret PRO products have single use disposable tips, which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue.
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
Acne – The Company’s acne solution, AviClear, is a prescription-free, drug-free laser treatment that is safe for all skin types and tones and FDA-cleared for the treatment of mild to severe acne. The device can provide lasting clearance without significant side effects in three 30-minute treatment sessions. Acne forms when sebum, the oily substance on skin, combines with dead skin cells and clogs pores. The Company’s treatment uses a 100-watt laser device with a 1726 nm wavelength to treat acne at the source by selectively targeting and down-regulating the sebaceous glands. Research has indicated that at 1726 nm, pure sebum absorbs twice as much energy as compared to water. AviClear selectively targets this exact frequency to damage the sebocytes and down-regulate sebum production. Additionally, AviClear is equipped with the AviCool™ sapphire skin cooling and smart sensory controls that maintain the skin’s temperature during treatment for a more comfortable and safe experience. After an AviClear treatment, patients can resume activities immediately. In addition, patients will produce less oil, helping improve the acne, and experience shorter breakouts with fewer and less intense flare-ups. Acne clearance results are expected to continue to improve over time, demonstrating the long-term efficacy of this treatment.
Sales and Marketing
The Company markets, sells, and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland and the United Kingdom. International sales and services outside of these direct markets are made through a network of distributors in over 37 countries, as well as a direct international sales force. The Company internally manages its U.S. and Canadian sales organization as one North American sales region.
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
Manufacturing
The Company manufactures its products with components and subassemblies supplied by vendors and assembles and tests each of its products at the Brisbane, California facility, and at third-party contract manufacturers’ facilities. Quality control, cost reduction and inventory management are top priorities of the manufacturing operations.
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
Patents and Proprietary Technology
The Company relies on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality, and invention assignment agreements to protect the Company’s intellectual property rights. As of March 8, 2023, the Company had 29 issued and unexpired U.S. patents, 10 pending U.S. patent applications, and 4 pending international applications under the Patent Cooperation Treaty (PCT) or other national or regional patent offices. The Company intends to file for additional patents and trademarks to continue to strengthen the Company’s intellectual property rights. Patents typically have a 20-year term from the application filing date. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect the Company’s technology or to provide the Company with a competitive advantage. The Company has also obtained certain trademarks and trade names for the Company’s products and maintain certain details about the Company’s processes, products, and strategies as trade secrets. In the U.S. and several foreign countries, the Company registers its Company name and certain of its product names as trademarks, including Cutera, AVI360, AviCare, AviClear, AviCool, AcuTip 500, CoolGlide, CUCF, Cutera University Clinical Forum, Enlighten, Excel HR, Excel V, Genesis, Laser Genesis, LimeLight, myQ, Pearl, PICO Genesis, ProWave 770, Solera, Titan, truBody, truSculpt, truSculpt iD, truSculpt Flex, Vantage, and xeo. The Company may have common law rights in other product names, including excel V+, and truFlex.
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

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
- treatment to increase clear nail in patients with onychomycosis	April 2011
- expanded spot size to 5 mm for clear nail in patients with onychomycosis	May 2013
- addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction, treatment of vascular, benign pigmented lesions and treatment of wrinkles	December 2013
- addition of treatment of mild to moderate inflammatory acne vulgaris	March 2016
- enlighten picosecond and nanosecond 532/1064 nm for the treatment of benign pigmented lesions	August 2014
- enlighten picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal	November 2014
- enlighten III picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal and treatment of benign pigmented lesion and picosecond 670 nm for benign pigmented lesions	October 2016
- enlighten III higher performance specifications for 532/1064 nm; addition of nanosecond mode for 670nm	April 2016
- enlighten III addition of tattoo removal for lighter colored inks (green and blue) for 670 nm	October 2017
- enlighten Micro Lens Array (MLA) for treatment of acne scars	December 2018
- treatment of acne	March 2022

Pulsed-light technologies:
- treatment of pigmented lesions	March 2003
- hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
- for use with the Titan hand piece	October 2004
- for use with the Company’s pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency product:
- for topical heating to elevate tissue temperature for the treatment of selected medical conditions such as relief of pain and muscle spasms and increase in local circulation; massage device for temporary reduction in the appearance of cellulite
April 2008
- Temporary reduction in circumference of the abdomen	December 2016
- Reduction in circumference of the abdomen	August 2017
- truSculpt: For non-invasive lipolysis of the abdomen and for reduction in circumference of the abdomen	June 2018
- truFlex: For improvement of abdominal tone, strengthening of abdominal muscles, and development of firmer abdomen; and strengthening, toning, and firming of buttocks and thighs	June 2019

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
The Company is required to manufacture the Company’s products in compliance with the FDA’s Quality System Regulation (“QSR”) and the international quality management standard for medical systems ISO 13485:2016. The QSR and ISO 13485 cover the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of the Company’s products. Since 2017, the Company has been enrolled in the Medical Device Single Audit Program (“MDSAP”). The MDSAP allows a single audit of a medical device manufacturer’s Quality Management System (“QMS”), which satisfies the requirements of five regulatory jurisdictions (FDA - US, Health Canada - Canada, Therapeutic Goods Administration (“TGA”) - Australia, Pharmaceuticals and Medical Devices Agency (“PMDA”) - Japan, and Agência Nacional de Vigilancia Sanitária (“ANVISA”) - Brazil); and for the EU under Europäische Norm (“EN”) International Standards Organization (“ISO”) 13485:2016 and Medical Device Directive (MDD)/EU Medical Device Regulation ("MDR”).
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

In Japan, the Company is actively seeking approvals for products to supplement the Company’s existing approvals for enlighten, enlighten III, excel HR, and xeo.

In the European Economic Area (“EEA”), which is composed of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. The Company’s products are regulated in the EU as medical devices per the EU Medical Devices Regulation (“MDR”). The Company's current CE marks on systems sold in the EU are set to expire on April 15, 2023, and a new CE marking under the MDR designation is required after April 15, 2023. The Company intends to obtain MDR certification for its principal products sold in the EU ahead of the April 15, 2023 expiration date. From January 1, 2021, the UK Conformity Assessed (UKCA) mark replaced the CE mark as the new product conformity marking requirement in England, Wales, and Scotland. Medical devices will have until July 1, 2024, to comply. The CE mark continues to be required for goods sold in Northern Ireland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements. The EU has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear CE conformity marking, indicating that the device conforms to the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the EEA and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer’s quality system and specific testing of the manufacturer’s device. An assessment by a Notified Body in one member state of the EEA, or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking. In February 2000, the Company’s facility was awarded the ISO 9001 and EN 46001 certification.

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

Employees and Human Capital
As of December 31, 2022, the Company had 540 employees, compared to 461 employees as of December 31, 2021. The Company believes that its future success will depend in part on the Company’s continued ability to attract, hire and retain qualified personnel. None of the Company’s employees are represented by a labor union, and the Company believes its employee relations are good. The Company is committed to fostering a diverse and inclusive workplace that attracts and retains exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, and a focus on health, safety and employee well-being, the Company strives to help its employees in all aspects of their lives so they can do their best work.
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
Employee Engagement
The Company regularly collects feedback to better understand and improve the employee experience and identify opportunities to continually strengthen its culture. The Company wants to know what is working well, what the Company can do better and how well its employees understand and practice the Company's cultural values. In 2022, nearly 97% of its employees participated in its annual employee survey.
Leadership development and training
The Company's leaders learn with Cutera, grow with Cutera and reach their potential through challenging job experiences. The Company provides learning opportunities by offering valuable training resources for employees in order to ensure its people have everything they need to succeed both personally and professionally. The Company’s employees are encouraged to take responsibility for their own development and create learning plans that best fit their needs and development goals.
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
Risks Related to the Company’s Business and its Industry
•Global supply chain disruptions and inflation may have a material adverse effect on the Company's business, financial condition and results of operations.
•The increase in sales of skincare products in Japan in 2020 and 2021 may have been temporary, and sales of skincare products may continue to decline in the future.
•The trading price of the Company’s common stock may fluctuate substantially.
•The Company has a relatively limited number of shares of common stock outstanding, which could result in an increase in volatility of its stock price.
•The Company’s ability to report timely and accurate information could be negatively impacted by its recent implementation of a new accounting and enterprise resource planning (“ERP”) system.
•Reliance on contract manufacturers increases the risk that the Company will not have sufficient supply or that such supply will not be available to the Company at an acceptable cost.
•The Company’s annual and quarterly operating results may fluctuate in the future, which may cause the Company’s trading price to decline.
•Any defects in the design, material or workmanship of its products, defective design, material or workmanship or misuse of its products will cause additional costs, including product recalls and product liability suits, and harm the Company’s reputation.
•The success and continuing development of the Company’s products depends, in part, upon maintaining strong relationships with physicians and other healthcare professionals.
•Failure in hiring, training and retaining sales professionals and skilled and experienced personnel, or changes to management could adversely affect the Company’s operations and financial results.
•The Company depends on skilled and experienced personnel to operate its global business effectively.
•Inability for the Company's new energy-based solution for the treatment of Acne to be widely adopted by customers or their patients.
•The aesthetic equipment market is characterized by rapid innovation and high competition, which may adversely affect the Company if it does not continue to innovate and develop new products and applications.
•The Company competes against companies that offer alternative solutions to its products, have greater resources, or have a larger customer base and broader product offerings than the Company’s offerings.
•The Company’s business is subject to regulatory requirements, laser performance standards, federal regulatory reforms, FDA and other government agencies’ regulation and oversight which may negatively affect its business, financial condition and results of operations if the Company fails to comply with them.
•The Company's products may cause or contribute to adverse medical events or be subject to failures or malfunctions that would be subject to sanctions that could harm its reputation, business, financial condition and results of operations.
•The Company may be unable to obtain or maintain international regulatory qualifications or approvals for its current or future products and indications, which could harm its business.
•Failure in international expansion and economic and other risks associated with international sales and operations could adversely affect the Company’s business.
•Some of the Company’s manufacturing operations are dependent upon third-party suppliers, making it vulnerable to supply shortages and price fluctuations, which could harm its business.
•Reduction or interruption in supply and an inability to develop alternative sources for supply may adversely affect the Company’s manufacturing operations and related product sales.

•If the Company fails to maintain or renew any of its distribution agreements before they expire, its revenues and cash flow may be adversely affected.
•To successfully market and sell third-party products internationally, the Company must address many issues that are unique to the related distribution arrangements, which could reduce the Company’s available cash reserves and negatively impact the Company’s profitability.
•The Company’s distribution agreement with ZO requires certain economic requirements to be met by the Company. If the Company does not meet these minimum requirements, the Company could lose the distribution rights to the skincare products.
•If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.
•The Company’s products are sometimes subject to clinical trial processes which are lengthy and expensive and have uncertain outcomes. Delays or failures in the Company's clinical trials will prevent it from commercializing any modified or new products.
•Intellectual property rights may not provide adequate protection for some or all the Company’s products, or the Company may be involved in future costly intellectual property litigation.
•The expense and potential unavailability of insurance coverage for the Company’s customers could adversely affect its ability to sell its products, and therefore adversely affect its financial condition.
•Any acquisitions that the Company makes could result in operating difficulties, dilution, and other consequences that may adversely impact the Company’s business and results of operations.
•Adverse developments affecting the banking industry, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect the Company's operations and liquidity.
•Cash, cash equivalents and marketable securities could be adversely affected by the failure of Silicon Valley Bank or other financial institutions.
•Inability to access credit on favorable terms for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.
•Security breaches, cyber-security incidents and other disruptions could compromise the Company’s information and impact the Company’s business, financial condition or results of operations.
•Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and the trading price of the Company’s stock.
•Disaster or other similar events could cause damage to the Company’s facilities and equipment, which may require the Company to cease or curtail sales of these sole sourced platforms.
•Income tax audits or similar proceedings or changes in accounting standards may have a material adverse effect on the Company’s results of operations and financial position.
•The Company may be adversely affected by changes in U.S. tax laws, importation taxes and other changes that may be imposed by the current administration.
•Changes in accounting standards and estimates could have a material adverse effect on the Company’s results of operations and financial position.
•The Company has identified a material weakness in its internal control over financial reporting related to information technology general controls ("ITGCs"), inventory controls, and accounting for expense related to equity-based awards, which could, if not remediated, result in material misstatements in the Company's financial statements.
•Economic and other risks associated with international sales and operations could adversely affect the Company’s business.
•The Company offers credit terms to some qualified customers and also to leasing companies to finance the purchase of its products. In the event that any of these customers default on the amounts payable to the Company, its earnings may be adversely affected.
•The Company’s ability to effectively compete and generate additional revenue from new and existing products depends upon the Company’s ability to distinguish the Company and its products from the competitors and their products, and to develop and effectively market new and existing products.
•If there is not sufficient consumer demand for the procedures performed with the Company’s products, practitioner demand for its products could be inhibited, resulting in unfavorable operating results and reduced growth potential.
•If the Company modifies one of its FDA-cleared devices, it may need to seek a new clearance, which, if not granted, would prevent the Company from selling its modified products or cause it to redesign its products.
•If the Company cannot obtain and maintain Medical Device Regulation approvals, the Company will not be able to sell its products in the European Union.
•Any defects in the design, material or workmanship of its products may not be discovered prior to shipment to customers, which could materially increase its expenses, adversely impact profitability and harm its business.
•The Company's products may in the future be subject to product recalls that could harm its reputation, business and financial results.

•The results of the Company's clinical trials may not support its products claims or may result in the discovery of adverse side effects.
•Product liability suits could be brought against the Company due to a defective design, material or workmanship or misuse of its products and could result in expensive and time-consuming litigation, payment of substantial damages and an increase in its insurance rates.
•Certain of the Company’s product platforms such as Enlighten and excel HR are only capable of being produced at the single site in Brisbane, and as such the occurrence of a catastrophic disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
•The Company may be involved in future costly intellectual property litigation, which could impact its future business and financial performance.
•The Company’s failure to comply with rules relating to bribery, foreign corrupt practices, and privacy and security laws may subject the Company to penalties and adversely impact its reputation and business operations.
Risks Related to the Convertible Notes
•Servicing the Company’s debt, including the notes, may require a significant amount of cash, and the Company may not have sufficient cash flow from its business to pay its indebtedness.
•The Company may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and its future debt may contain limitations on its ability to pay cash upon conversion or repurchase of the notes.
•The conditional conversion feature of the notes, if triggered, may adversely affect the Company's financial condition and operating results.
•Transactions relating to the notes may affect the value of the Company’s common stock.
•The Company is subject to counterparty risk with respect to the capped call transactions.
Risks Related to Ownership of the Company's Common Stock
•Anti-takeover provisions contained in the Company's amended and restated certificate of incorporation and amended and restated bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
•The Company's business could be negatively affected by activist shareholders.
•If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, its market or its competitors, or if they adversely change their recommendations regarding the Company's common stock, the market price and trading volume of its common stock could decline.
•The Company does not expect to declare any dividends on its common stock in the foreseeable future.
•If the Company raises additional capital through the sale of shares of the Company’s common stock, convertible securities or debt in the future, its stockholders’ ownership in the Company could be diluted and restrictions could be imposed on the Company’s business.
•The Company has implemented “sell-to-cover” in which shares of its common stock are sold into the market on behalf of RSU and PSU holders upon vesting of RSUs and PSUs to cover tax withholding liabilities and such sales will result in dilution to its stockholders.

Risks Related to the Company’s Business and its Industry

Global supply chain disruptions and inflation may have a material adverse effect on the Company's business, financial condition and results of operations.

Recent disruptions to the global economy have impeded global supply chains and resulted in longer lead times and increased component costs and freight expenses. In some instances, the Company depends on a sole source supplier arrangement, and alternative suppliers may not be readily available. The supply of these components is critical to the Company's manufacturing needs. There can be no assurances that unforeseen future events in the global supply chain, and inflationary pressures, will not have a material adverse effect on its business, financial condition, and results of operations.

The increase in sales of skincare products in Japan in 2020 and 2021 may have been temporary, and sales of skincare products may continue to decline in the future.

During 2020 and 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO, which allows the Company to sell ZO’s skincare products in Japan. The reason for the increase in skincare products sales may have been the result of changes in customers’ spending habits to purchase more aesthetic treatments which could be applied at home due to limitations on in-person aesthetic procedures, social distancing and mask wearing requirements resulting from the COVID-19 pandemic. In 2022, the Company experienced a decrease in skincare revenue, mainly as a result of a significant weakening of the Japanese Yen. Future growth in sales of skincare products depends on the customers’ spending habits, which may revert to original spending habits after the COVID-19 pandemic, and strengthening of the Yen. If sales in Japan do not recover to their previous levels, the Company’s revenue, operating results and cash flows will be adversely affected.

The trading price of the Company’s common stock may fluctuate substantially due to several factors, some of which are outside of its control. Further, the Company has a relatively limited number of shares of common stock outstanding, a large portion of which is held by a small number of investors, which could result in the increase in volatility of its stock price.

There has been recent volatility in the price of the Company’s common stock. The Company believes this is due in part to the overall impact of COVID-19 on the aesthetic industry and its partial recovery, and other factors discussed below. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, the trading price of the common stock may continue to do so in the future. The market price for the Company’s common stock could also be affected by a number of other factors, including the general market conditions unrelated to the Company’s operating performance, including market volatility as a result of the COVID-19 outbreak.
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
•the announcement of new products, service enhancements, distributor relationships or acquisitions by the Company;
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
Actual or perceived instability or volatility in the Company’s stock price could reduce demand from potential buyers of the Company’s stock, thereby causing the trading price of the Company’s notes and stock to either remain depressed or to decline further. In addition, if the market for medical-device company stocks or the stock market in general experiences a loss of investor confidence, the trading price of the Company’s notes and stock could decline for reasons unrelated to the Company’s business, results of operations or financial condition. The trading price of the Company’s notes and common stock might also decline in reaction to events that affect other companies in the Company’s industry even if these events do not directly affect us. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any future securities litigation could result in substantial costs and divert the Company’s management’s attention and resources from the Company’s business, which could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company’s ability to report timely and accurate information could be negatively impacted by its recently implemented accounting and enterprise resource planning (“ERP”) system.
The Company recently completed the implementation of a new accounting and ERP system. If aspects of the implementation were not executed successfully, then the Company's ability to report timely and accurate information could be negatively impacted. Such events could have a material adverse effect on the Company’s consolidated financial position and results of operation.
The Company relies on third-party contract manufacturers (“CMs”) to produce certain systems. This reliance on CMs increases the risk that the Company will not have sufficient supply or that such supply will not be available to it at an acceptable cost, which may have a material adverse effect on its business.
The Company has entered into arrangements with third-party contract manufacturers to produce and deliver fully assembled systems ready for direct shipment to its customers. The Company may experience supply shortfalls or delays in shipping products to its customers if its contract manufacturers experience delays, disruptions, quality control problems in their manufacturing operations, or if the Company has to change or add manufacturers or contract manufacturing locations. Even if products are available, the Company may be unable to obtain sufficient quantities at an acceptable cost or quality. The Company may not have adequate time to transition all of its manufacturing needs to an alternative manufacturer under comparable commercial terms. Additionally, a significant portion of the Company's manufacturing is performed in foreign countries and is therefore subject to risks associated with doing business outside of the U.S., including import restrictions, export restrictions, disruptions to its supply chain, cyberattacks, pandemics, regional climate-related events, or regional conflicts. The failure by the Company or its CMs to produce sufficient quantities at acceptable cost and quality may have a material adverse effect on its business.

The Company’s annual and quarterly operating results may fluctuate in the future, which may cause the Company’s trading price for the shares to decline.
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
•other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary; and
•an epidemic or pandemic, such as the COVID-19 pandemic.
As a result of any of these factors, the Company’s consolidated results of operations may fluctuate significantly, which may in turn cause the trading price of the shares to fluctuate.
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
The Company’s success largely depends on the Company’s ability to hire, train, manage, and improve the productivity levels of its sales professionals worldwide. Because of the Company’s focus on non-core practitioners in the past, several of its sales professionals do not have established relationships with the core market, consisting of dermatologists and plastic surgeons, or where those relationships exist, they are not appropriately strong.
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
The ability to enforce measures to protect the Company’s proprietary and confidential information when employees leave the Company varies from jurisdiction to jurisdiction and the Company must make a case-by-case decision regarding legal enforcement action. For instance, covenants not-to-compete are not allowed in many states, and if allowed, are difficult to enforce in many jurisdictions. Furthermore, such legal enforcement actions are expensive and the Company cannot give any assurance that these enforcement actions will be successful.
However, the Company also continues to hire and train new sales people, including several from the Company’s competitors. When the Company’s sales employees and sales management are newly hired or transferred into different roles, and it takes time for them to be fully trained to improve their productivity. In addition, due to the competition for sales professionals in the Company’s industry, the Company also recruits sales professionals from outside the industry. Sales professionals from outside the industry typically take longer to train and become familiar with the Company’s products and the procedures in which they are used. As a result of a lack of industry knowledge, these sales professionals may take longer to become productive members of the Company’s sales force.
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
The Company’s success largely depends on the skills, experience and efforts of the Company’s senior management and other key employees. The loss of any of the Company’s executive officers could weaken its management expertise and harm the Company’s business, and it may not be able to find adequate replacements on a timely basis, or at all. Except for Change of Control and Severance Agreements for the Company’s executive officers and a few key employees, the Company does not have employment contracts with any of its officers or other key employees. Any of the Company’s senior management and other key employees may terminate their employment at any time, with or without notice and their knowledge of the Company’s business and industry may be difficult to replace. The Company does not have a succession plan in place for each of its senior management and key employees. In addition, the Company does not maintain “key person” life insurance policies covering any of the Company’s employees.

In addition to dependence on the Company’s executive officers and key employees, the Company is highly dependent on other sales and scientific personnel. For example, in the first quarter of 2020 the Company experienced turnover of its sales professionals, including several people in key sales leadership positions. Most of these sales professionals went to work for a competitor. Additionally, the Company’s product development plans depend, in part, on the Company’s ability to attract and retain engineers with experience in medical devices. Attracting and retaining qualified personnel will be critical to the Company’s success, and competition for qualified personnel is intense. The Company may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of any of these persons or the Company’s inability to attract, train and retain qualified personnel could harm the Company’s business and the Company’s ability to compete and become profitable.

To induce valuable employees to remain at the Company, in addition to salary and cash incentives, the Company has provided stock options and restricted stock unit awards that vest over time, and, for the Company’s executive officers and certain key employees, performance stock unit awards that vest based on achievement of performance-based vesting conditions. The value to employees of such equity awards may be significantly affected by movements in the Company's stock price that are beyond its control, and may at any time be insufficient to counteract more lucrative offers from other companies.
The Company recently launched AviClear, an energy-based solution for the treatment of Acne and can provide no assurance that the device will be widely adopted by customers or their patients.
The Company brought AviClear, an energy-based device for Acne, to market in 2022. This launch required, and any future sales expansion for AviClear may require, a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of AviClear will be affected by a variety of factors, including but not limited to usability, performance, reliability and customer preference. It is possible that demand for this device will not be as strong as anticipated. The Company may be unable to establish and manage a sufficient or effective sales force in a timely or cost-effective manner, and any sales force the Company does establish may not be capable of generating demand for AviClear, therefore hindering the Company’s ability to generate revenues and achieve or sustain profitability from AviClear.
The aesthetic equipment market is characterized by rapid innovation. To compete effectively, the Company must develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.
The aesthetic light and energy-based treatment system industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate and develop new products and applications, the Company’s competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications or enhancements to the Company’s current products. The Company created products to apply the Company’s technology to body contouring, hair removal, treatment of veins, tattoo removal and skin revitalization, including the treatment of diffuse redness, fine lines and wrinkles through hemostasis and coagulation, skin texture, pore size and benign pigmented lesions, etc. For example, the Company introduced Secret RF, a fractional RF microneedling device for skin revitalization, in January 2018, enlighten SR in April 2018, truSculpt in July 2018, excel V+ in February 2019, truFlex in June 2019, and the Secret Pro, a device combining the benefits of RF microneedling with the capabilities of a fractional, ablative CO2 laser in September of 2020. In 2021, the Company introduced truFlex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes. To grow in the future, the Company must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.

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
•failure to build and maintain relationships with key opinion leaders within the various market segments; and
•the lack of credit financing, or an increase in the cost of borrowing, for some of the Company’s potential customers.
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
•the Company's inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
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
The Company is focused on international expansion as a key component of its growth strategy and has identified specific areas of opportunity in various international markets. Revenue from customers outside of North America is a material component of the Company’s business strategy and represented 49% of its total revenue in 2021 compared to 53% of the Company’s total revenue in 2020. The Company employs a direct sales force in the major markets throughout Europe as well as Canada, Japan and Australia/New Zealand while using third-party distributors to sell its products in several other country in the Middle East, Asia, and South America in particular. The Company may be unable to increase or maintain its level of international revenue due to supply chain disruptions or loss of distributor relationship.
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
In limited cases, specific components and raw materials are purchased from primary or main suppliers (or in some cases, a single supplier) for reasons related to quality assurance, cost-effectiveness ratio and availability. While the Company works closely with its suppliers to ensure supply continuity, the Company cannot guarantee that its efforts will always be successful. Moreover, due to strict standards and regulations governing the manufacture and marketing its products, it may not be able to quickly locate new supply sources in response to a supply reduction or interruption, with negative effects on its ability to manufacture its products effectively and in a timely fashion.
If the Company fails to maintain or renew any of its distribution agreements before they expire, its revenues and cash flow may be adversely affected.
The Company distributes its products primarily through independent distributors in many countries outside of North America. The Company's business may suffer if any of its distribution partners terminates or otherwise fails to renew its distribution agreement with the Company and the Company is otherwise unable to replace such agreement with a distribution agreement containing similar terms. The distributors may sell competitors' products, and if they favor competitors' products for any reason, they may fail or reduce their effort to market and sell the Company's products as effectively or to devote resources necessary to provide effective sales, which would adversely affect its financial performance.
The financial health of the Company's distributors and its continuing relationships with them are important to the Company's success. Some of these distributors, particularly smaller firms with limited working capital and resources, may not be able to withstand adverse changes in business conditions or mitigate the negative impact of a prolonged economic downturn or recession, including the impact of the COVID-19 pandemic. The failure of the Company's distributors to maintain financial heath and success will impact its ability to generate revenues. In addition, these distributors order the Company’s products and maintain their inventory based on forecasts of potential demands from end customers, and distributors may not be able to forecast such demand accurately, which may adversely affect the Company’s ability to generate sales and revenue in a timely manner. In some cases, distributors may delay ordering systems until they receive confirmation of orders from end customers, and this delay may cause disruption and make it more difficult for the Company to fill their orders timely and effectively, which may adversely affect the Company’s revenue and sales.

Furthermore, the Company's relationship with distributors may change or terminate due to other factors beyond its control, including but are not limited to, acquisition of distributors by third parties may not be willing to continue the relationship with us; internal restructuring or a refocus of business strategies; and changes in management, all of which may negatively impact its ability to continue to sell to such distributors. Finally, the Company generally does not have long-term agreements with distributors who purchase its products primarily through purchase orders. Without an agreement, the Company is not able to guarantee that such distributors will not discontinue or terminate their relationship with the Company at any time, and any loss of distributor will negatively impact the Company's financial condition and results of operations.
To successfully market and sell third-party products internationally, the Company must address many issues that are unique to the related distribution arrangements, which could reduce the Company’s available cash reserves and negatively impact the Company’s profitability.
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
If the Company does not make the minimum purchases required in the distribution contracts, or if the third-party manufacturer revokes the Company’s distribution rights, the Company could lose the distribution rights of the products, which would adversely affect the Company’s future revenue, results of operations, cash flows and its stock price.
The Company’s distribution agreement with ZO requires certain economic requirements to be met by the Company. If the Company does not meet these minimum requirements, the Company could lose the distribution rights to the skincare products.
The Company has an exclusive agreement with ZO to distribute ZO’s proprietary skincare products in Japan. There are certain economic requirements in the agreement that were not met for the 2022 fiscal year because of global economic factors, such as the unprecedented decline in the value of the Japanese Yen compared to the U.S. Dollar over the course of 2022. ZO therefore has the option to terminate the distribution agreement notwithstanding certain conditions. If ZO terminates the Company’s distribution rights, or forces the Company to amend the terms of its distribution agreement, this would adversely affect the Company’s future revenue, results of operations, cash flows and its stock price.
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
The Company has conducted clinical trials in the past and will likely conduct clinical trials in the future. Initiating and completing clinical trials necessary to support any future products, will be time-consuming and expensive and the outcome, uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of its products conducted to date and ongoing or future studies and trials of its current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The Company's interpretation of data and results from its clinical trials do not ensure that the Company will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. The Company's clinical studies may produce negative or inconclusive results, and it may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those the Company has planned.
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

Any of these occurrences may significantly harm the Company's business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of its products.
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
The Company relies on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect the Company’s technology and products. As of January 19, 2023, the Company had 28 issued and unexpired U.S. patents, 10 pending U.S. patent applications, and four pending international applications under the Patent Cooperation Treaty ("PCT") or other national or regional patent offices. Some of the Company’s components, such as the Company’s laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, the Company’s patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to us. Any patents the Company obtains may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, the Company’s. The Company may not be able to prevent the unauthorized disclosure or use of the Company’s technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of the Company’s intellectual property is difficult, and the Company does not know whether the steps it has taken to protect the Company’s intellectual property will be effective. Moreover, the laws of many foreign countries will not protect the Company’s intellectual property rights to the same extent as the laws of the U.S.
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
The Company’s failure to address these risks or other problems encountered in connection with the Company’s past or future acquisitions and investments could cause the Company to fail to realize the anticipated benefits of such acquisitions
Adverse developments affecting the banking industry, such as actual events or concerns involving liquidity, defaults or non-performance, could adversely affect the Company's operations and liquidity.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation, or the FDIC, as receiver.
Although the U.S. Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their deposits and the Company and other depositors with SVB received such access on March 13, 2023, uncertainty and liquidity concerns in the broader financial services industry remain. Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments. However, widespread demands for customer withdrawals or other needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions in a timely fashion or at all.
The Company’s customers’ and vendors’ access to cash and cash equivalents in amounts adequate to finance their operations could be significantly impaired by the financial institutions with which they have arrangements directly facing liquidity constraints or failures. Any material decline in available funding could impact the payment of invoices and the Company’s supply chain.
The Company's cash, cash equivalents and marketable securities could be adversely affected by the failure of SVB or other financial institutions.

Defaults, non-performance, bankruptcy, receivership or other adverse developments that affect banking institutions where the Company has deposited its funds or other financial institutions, or concerns or rumors about any events of these kinds or other similar risks, may result in liquidity issues for the Company. On March 10, 2023, California regulators closed Silicon Valley Bank

(“SVB”), and the FDIC was appointed as SVB’s receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. Approximately $305 million of the Company’s total cash, cash equivalents, and marketable securities balance of $317 million at December 31, 2022, was at SVB or SVB Asset Management. The Company now maintains these accounts and custodial arrangements with or through First-Citizens Bank & Trust Company.

Currently, the Company has full access to all funds in deposit accounts or other money management arrangements with First-Citizens Bank & Trust Company and other banks. However, those funds in bank deposit accounts in excess of the standard FDIC insurance limits are uninsured and subject to the risk of bank failure. Future adverse developments with respect to specific financial institutions or the broader financial services industry may also lead to market-wide liquidity shortages. The failure of any bank in which the Company deposits its funds could reduce the amount of cash the Company has available for its operations or delay its ability to access such funds. Any such failure may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. In the event the Company has a commercial relationship with a bank that has failed or is otherwise distressed, the Company may experience delays or other issues in meeting its financial obligations. If other banks and financial institutions enter receivership or become insolvent in the future in response to financial conditions affecting the banking system and financial markets, the Company’s ability to access its cash and cash equivalents may be threatened and could have a material adverse effect on the Company’s business and financial condition.
The Company’s ability to access credit on favorable terms, if necessary, for the funding of the Company’s operations and capital projects may be limited due to changes in credit markets.

The Company is party to a Loan and Security Agreement (the “Loan and Security Agreement”) with First-Citizens Bank & Trust Company (as successor to SVB). The Loan and Security Agreement provides for a four-year secured revolving loan facility in an aggregate principal amount of up to $30.0 million (the “Revolving Line of Credit”). The Revolving Line of Credit matures on July 9, 2024. As of December 31, 2022, the Company had not drawn on this credit facility. On March 13, 2023, the Company violated one of the terms of the credit facility by transferring funds from Silicon Valley Bank. The Company received a waiver from First-Citizens Bank & Trust Company for this violation. A future violation of any of the covenants could result in a default under the Loan and Security Agreement that would permit First-Citizens Bank & Trust Company to restrict the Company’s ability to further access the Revolving Line of Credit for loans and letters of credit and require the immediate repayment of any outstanding loans under the agreement. In addition, these covenants are subject to renegotiation at the beginning of each fiscal year, which further reduces the Company’s ability to anticipate whether this source of capital will continue to be available in the near term.

Additionally, in the past, the credit markets and the financial services industry have experienced disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, diminished liquidity and credit availability and intervention from the U.S. and other governments. Continued concerns about the systemic impact of potential long-term or widespread downturn, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility. The cost and availability of credit has been and may continue to be adversely affected by these conditions. The Company cannot be certain that funding for the Company’s capital needs will be available from the Company’s existing financial institutions and the credit markets if needed, and if available, to the extent required and on acceptable terms. The Loan and Security Agreement terminates on July 9, 2024 and if the Company cannot renew or refinance this facility or obtain funding when needed, in each case on acceptable terms, such conditions may have an adverse effect on the Company’s revenues and results of operations.
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
There can be no assurance that disruptions to the Company's information systems that have materially affected its business, financial condition or results of operations to the Company's may occur and have a material adverse effect on the Company in the future.
Macroeconomic political and market conditions, and catastrophic events may adversely affect the Company’s business, results of operations, financial condition and the trading price of the stock.
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
•natural disasters and public health events;
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
Macroeconomic declines, negative political developments, including volatile market conditions due to investor concerns regarding inflation and Russia's invasion of Ukraine, adverse market conditions and catastrophic events may cause a decline in the Company’s revenue, negatively affect the Company’s operating results, adversely affect the Company’s cash flow and could result in a decline in the Company’s stock price.
Certain of the Company’s product platforms such as Enlighten and excel HR are only capable of being produced at the single site in Brisbane, and as such the occurrence of a catastrophic disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
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
The Company had sales and income tax audits in the past. The final timing and resolution of any future tax examinations are subject to significant uncertainty and could result in the Company’s having to pay amounts to the applicable tax authority in order to resolve examination of its tax positions. An increase or decrease of tax related to tax examination resolution could result in a change in the Company’s income tax accrual and could negatively impact its financial position, results of operations or cash flows.
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

The Company has identified a material weakness in its internal control over financial reporting related to information technology general controls ("ITGCs"), inventory controls, and accounting for expense related to equity-based awards, which could, if not remediated, result in material misstatements in the Company's financial statements.
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A of this Annual Report on Form 10-K, the Company identified material weaknesses in its internal control over financial reporting relating to ITGCs, inventory controls, and controls related to accounting for equity awards. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, the Company concluded that its internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control-An Integrated Framework (2013).
The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate these material weaknesses. The Company's efforts include implementing additional controls designed to detect potential material misstatements that may arise as a result of control weaknesses over ITGC controls, inventory controls, and review procedures concerning accounting for equity-based awards. If these remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in the Company's internal control over financial reporting are discovered or occur in the future, the Company's consolidated financial statements may contain material misstatements, and the Company could be required to restate its financial results. In addition, if the Company is unable to successfully remediate the material weakness and is unable to produce accurate and timely financial statements, its stock price may be adversely

Economic and other risks associated with international sales and operations could adversely affect the Company’s business.

In 2022, 49% of the Company’s total revenue was from customers outside of North America. The Company expects its sales from international operations and export sales to continue to be a significant portion of the Company’s revenue. The Company has placed a particular emphasis on increasing its growth and presence in international markets. The Company’s international operations and sales are subject, in varying degrees, to risks inherent in doing business outside the U.S. These risks include:

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

Changes in the geopolitical or economic environments in the countries in which the Company operates could have a material adverse effect on the Company’s financial condition, results of operations or cash flows. For example, changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact the Company’s business. The U.S. has imposed tariffs on certain goods imported from China and certain other countries, which has resulted in retaliatory tariffs by China and other countries. Additional tariffs imposed by the U.S. on a broader range of imports, or further retaliatory trade measures taken by China or other countries in response, could adversely impact the Company’s financial condition and results of operations.

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

In the European Economic Area (“EEA”), which is composed of the 27 Member States of the EU plus Norway, Liechtenstein and Iceland, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark. The Company’s products are regulated in the EU as medical devices per the EU Medical Devices Regulation (“MDR”). The Company's current CE marks on systems sold in the EU are set to expire on April 15, 2023, and a new CE marking under the MDR designation is required after April 15, 2023. The Company intends to obtain MDR certification for its principal products sold in the EU ahead of the April 15, 2023, expiration date. From January 1, 2021, the Medicines and Healthcare Products Regulatory Agency (“MHRA”) has been responsible for the UK medical device market. New regulations require medical devices to be registered with the MHRA. Manufacturers based outside the UK need to appoint a UK Responsible Person to register devices with the MHRA. By July 1, 2024, in the United Kingdom, all medical devices will require a UKCA (UK Conformity Assessed) mark, but CE marks issued by EU notified bodies will remain valid until this time. However, UKCA marking alone will not be recognized in the EU.

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
If the Company cannot obtain and maintain Medical Device Regulation approvals, the Company will not be able to sell its products in the European Union.
The Company’s products are regulated in the European Union (“EU”) as medical devices per the Medical Device Regulation (Regulation (EU) 2017/745) (“MDR”). The Company's current CE marks on systems sold in the EU are set to expire on April 15, 2023 and a new MDR designation is required after April 15, 2023. The Company intends to obtain MDR certification for its principal products sold in the EU ahead of the April 15, 2023, expiration date. On February 16, 2023, the European Parliament voted to extend the MDR transition periods to avoid a shortage of medical devices in the EU economic region. Under this provision, the Company’s current certification may be extended until December 31, 2028, subject to meeting certain conditions.

Additionally, the Company is subject to local rules and regulations implemented by each EU Member State where it conducts business, which can increase the burden of compliance and expose the Company to greater liabilities. If the Company is not successful in meeting the conditions for extension of its current certification in accordance with MDR and local rules and regulations, the Company may be required to remove applicable medical devices from the EU market until they are certified under the MDR, which would adversely impact the Company’s revenue and results of operations in Europe.
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
The Company's products may in the future be subject to product recalls that could harm its reputation, business and financial results.
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
The results of the Company's clinical trials may not support its products claims or may result in the discovery of adverse side effects.

The Company cannot be certain that the results of its future clinical trials will support its future product claims or that the FDA will agree with its conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and the Company cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that its products are safe and effective for the proposed indicated uses, which could cause the Company to abandon a product and may delay development of others. Any delay or termination of the Company's clinical trials will delay the filing of its product submissions and, ultimately, its ability to commercialize its products and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of the future product’s profile.
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
Certain of the Company’s product platforms such as Enlighten and excel HR are only capable of being produced at the single site in Brisbane, and as such the occurrence of a catastrophic disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
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
The Company’s competitors or other patent holders may assert that the Company’s present or future products and the methods the Company employs are covered by their patents. In addition, the Company does not know whether its competitors or other patent holders own or will obtain patents that they may claim prevent, limit or interfere with the Company’s ability to make, use, sell or import the Company’s products. For example, Serendia, LLC, filed patent infringement complaints in March 2023 against the Company with the International Trade Commission and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro products, which the Company distributes in the United States on behalf of ILOODA Co. Ltd. If the Company is unable to resolve this matter, it may have to discontinue selling the Secret RF and Secret Pro products and may become involved in litigation or liable for damages as a result of its sales of the Secret RF and Secret Pro products. Although the Company may seek to resolve any potential future claims or actions such as this one, it may not be able to do so on reasonable terms, or at all. If, following a successful third-party action for infringement, the Company cannot obtain a license or redesign the Company’s products, it may have to stop selling the applicable products and the Company’s business would suffer as a result. In addition, a court could require the Company to pay substantial damages and prohibit the Company from using technologies essential to the Company’s products, any of which would have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company may also become involved in litigation not only as a result of alleged infringement of a third party’s intellectual property rights but also to protect the Company’s own intellectual property. For example, the Company has been involved in litigation to protect the trademark rights associated with its company name or the names of its products. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate, and could divert management’s attention from its core business.
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
In March 2021, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after June 30, 2023. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established or the establishment of an alternative reference rate(s). These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by the Company. Changes in market interest rates may influence returns on financial investments and could reduce its earnings and cash flows.

There can be no assurance that the policies and procedures will be followed at all times or will effectively detect and prevent violations of the applicable laws by one or more of its employees, consultants, agents or partners and, as a result, the Company may be subject to penalties and material adverse consequences on its business, financial condition or results of operations.
Risks Related to the Company's Convertible Senior Notes
Servicing the Company’s debt, including the notes, may require a significant amount of cash, and the Company may not have sufficient cash flow from its business to pay its indebtedness.
As of December 31, 2022, the Company had $429.1 million aggregate principal amount of the notes outstanding. The Company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness, including the notes, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond the Company’s control. The Company’s business may not generate cash flow from operations in the future sufficient to service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flow, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. The Company’s ability to refinance any future indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations. In addition, any of the Company’s future debt agreements may contain restrictive covenants that may prohibit the Company from adopting any of these alternatives. The Company’s failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.
In addition, the Company’s indebtedness, combined with its other financial obligations and contractual commitments, could have other important consequences. For example, it could:
•make the Company more vulnerable to adverse changes in general U.S. and worldwide economic, industry, and competitive conditions and adverse changes in government regulation;
•limit the Company’s flexibility in planning for, or reacting to, changes in its business and industry;
•place the Company at a disadvantage compared to its competitors who have less debt;
•limit the Company’s ability to borrow additional amounts to fund acquisitions, for working capital, and for other general corporate purposes; and
•make an acquisition of the Company less attractive or more difficult.

Any of these factors could harm the Company’s business, results of operations, and financial condition. In addition, if the Company incurs additional indebtedness, the risks related to its business and its ability to service or repay its indebtedness would increase.
The Company may not have the ability to raise the funds necessary to settle conversions of the notes in cash or to repurchase the notes upon a fundamental change, and its future debt may contain limitations on its ability to pay cash upon conversion or repurchase of the notes.
Holders of the notes have the right to require the Company to repurchase all or a portion of their notes of the applicable series upon the occurrence of a fundamental change (as defined in the applicable indenture governing such series of notes) before the applicable maturity date at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the notes, unless the Company elects to deliver solely shares of its common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), the Company will be required to settle a portion or all of its conversion obligation in respect of the notes being converted in cash. Moreover, the Company will be required to repay the notes in cash at their maturity unless earlier converted, redeemed or repurchased. However, the Company may not have enough available cash or be able to obtain financing at the time the Company is required to make repurchases of notes surrendered therefor or pay cash with respect to notes being converted or at their maturity.

In addition, the Company's ability to repurchase notes or to pay cash upon conversions of notes or at their maturity may be limited by law, regulatory authority or agreements governing its future indebtedness. The Company's failure to repurchase the notes of a series at a time when the repurchase is required by the applicable indenture or to pay cash upon conversions of notes or at their maturity as required by such indenture would constitute a default under such indenture. A default under the indenture governing a series of notes or the fundamental change itself could also lead to a default under agreements governing the Company's existing and future indebtedness. Moreover, the occurrence of a fundamental change under the indenture governing a series of notes could constitute an event of default under any such agreement. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, the Company may not have sufficient funds to repay the indebtedness. Any failure by the Company to repay indebtedness and repurchase the notes or make cash payments upon conversion thereof, in each case, when required to do so pursuant to the terms of the applicable indenture, could have a material adverse effect on the Company’s business, financial condition, and results of operations.
The conditional conversion features of the notes, if triggered, may adversely affect the Company's financial condition and operating results.
During the second, third, and fourth quarters of 2021 and the third and fourth quarters of 2022, a conversion feature related to the sale price of the Company’s common stock was triggered. No conversion requests were submitted by the holders of any series of notes related to these triggering events. In the event the conditional conversion features of a series of notes are triggered, holders of the applicable series of notes will be entitled to convert their notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless the Company elects to satisfy the Company's conversion obligation by delivering solely shares of its common stock (other than paying cash in lieu of delivering any fractional share), the Company would be required to settle a portion or all of its conversion obligation in cash, which could adversely affect the company's liquidity. In addition, even if holders of notes do not elect to convert their notes, the Company could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of its net working capital.
Transactions relating to the notes may affect the value of the Company’s common stock.
The conversion of some or all of the notes would dilute the ownership interests of the Company’s existing stockholders to the extent the Company elects satisfy its conversion obligation by delivering shares of the Company’s common stock upon any conversion of such notes. The notes may become convertible at the option of their holders under certain circumstances set forth in the applicable indenture. If holders of the notes elect to convert their notes, the Company may settle its conversion obligation by delivering to them a significant number of shares of the Company’s common stock, which would cause dilution to the existing stockholders.
In connection with the pricing of the notes, the Company entered into capped call transactions with the applicable option counterparties. The capped call transactions cover, subject to customary adjustments, the number of shares of the Company's common stock initially underlying the applicable series of notes (excluding the 2028 notes issued to Voce Capital Management LLC). The capped call transactions are expected generally to reduce the potential dilution to the Company's common stock upon any conversion of such notes and/or offset any cash payments the Company may be required to make in excess of the principal amount of such converted notes, as the case may be, with such reduction and/or offset subject to a cap.
In connection with establishing their initial hedges of the capped call transactions, the applicable option counterparties or their respective affiliates entered into various derivative transactions with respect to the Company’s common stock and/or purchased shares of the Company’s common stock concurrently with or shortly after the pricing of the applicable series of notes. From time to time, the option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to the Company’s common stock and/or purchasing or selling the Company’s common stock or other securities of the Company in secondary market transactions prior to the maturity of the applicable series of notes (and are likely to do so following any conversion, repurchase, or redemption of such notes, to the extent the Company exercises the relevant election under the applicable capped call transactions). This activity could also cause a decrease and/or increased volatility in the market price of the Company’s common stock.
The Company is subject to counterparty risk with respect to the capped call transactions.
The counterparties to the capped call transactions that the Company entered into in connection with the pricing of the notes are financial institutions, and the Company will be subject to the risk that one or more of the counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate, their obligations under the capped call transactions. The Company's exposure to the credit risk of the counterparties will not be secured by any collateral.

Global economic conditions have in the past resulted in the actual or perceived failure or financial difficulties of many financial institutions. If a counterparty to one or more capped call transactions becomes subject to insolvency proceedings, the Company will become an unsecured creditor in those proceedings with a claim equal to its exposure at the time under such transaction. the Company's exposure will depend on many factors but, generally, its exposure will increase if the market price or the volatility of the Company's common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by a counterparty, the counterparty may fail to deliver the consideration required to be delivered to the Company under the capped call transactions and it may experience more dilution than the Company currently anticipates with respect to its common stock. The Company can provide no assurances as to the financial stability of the counterparties.

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
Responding to actions by activist shareholders could be costly and time-consuming, disrupt the Company's operations and divert the attention of management and its employees. Additionally, perceived uncertainties as to the Company's future direction as a result of shareholder activism or changes to the composition of its board of directors may lead to the perception of a change in the direction of its business or other instability, which may be exploited by its competitors, cause concern to the Company's current or potential customers, and make it more difficult to attract and retain qualified personnel. If customers choose to delay, defer or reduce transactions with the Company or do business with its competitors instead of the Company, then the Company's business, financial condition and operating results would be adversely affected. In addition, the share price of its common stock could experience periods of increased volatility as a result of shareholder activism.
If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, its market or its competitors, or if they adversely change their recommendations regarding the Company's common stock, the market price and trading volume of its common stock could decline.
The trading market for the Company's common stock will be influenced, to some extent, by the research and reports that securities or industry analysts publish about the Company, its business, its market or its competitors. If any of the analysts who cover the Company adversely change their recommendations regarding its common stock or provide more favorable recommendations about its competitors, the market price of the Company's common stock would likely decline. If any of the analysts who cover the Company cease coverage of the company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which in turn could cause the market price and trading volume of its common stock to decline.
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
The Company has implemented “sell-to-cover” in which shares of its common stock are sold into the market on behalf of RSU and PSU holders upon vesting of RSUs and PSUs to cover tax withholding liabilities and such sales will result in dilution to its stockholders.

Under U.S. tax laws, employment tax withholding and remittance obligations for restricted stock units, or RSUs, and performance stock units, or PSUs, arise in connection with their vesting. To fund the tax withholding and remittance obligations arising in connection with the vesting of RSUs, the Company uses the “sell-to-cover” method, under which shares with a market value equivalent to the tax withholding obligation are sold by a broker on behalf of the holder of the RSUs or PSUs upon vesting to cover the tax withholding liability and the cash proceeds from such sales will be remitted by the Company to the taxing authorities. The tax withholding due in connection with such RSU or PSU vesting is based on the then-current value of the underlying shares of the Company’s common stock. Such sales do not result in the expenditure of additional cash by the Company to satisfy the tax withholding obligations for RSUs or PSUs, but do cause dilution to the Company’s stockholders and, to the extent a large number of shares are sold in connection with any vesting event, such sales volume may cause the Company’s stock price to fluctuate.

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
In addition, the Company has leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 10,760	Four leases, expiring between December 2023 and March 2024.
France	Approximately 2,239	One lease, which expires in June 2031.
Spain	Approximately 680	One lease, which expires in December 2023.
Belgium	Approximately 151	One lease, which expires in November 2023.
ITEM 3.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of material pending legal and regulatory proceedings and settlements as of December 31, 2022, please see Note 13 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” Part II Item 8, included in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Listing
The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CUTR.” As of April 4, 2023, the closing sale price of its common stock was $23.05 per share.
Common Stockholders
The Company had five stockholders of record as of February 22, 2023. The Company believes the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Issuer Purchases of Equity Securities
There were no repurchases of the Company’s common stock in 2022 under the Company’s Stock Repurchase Program.
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
On May 27, 2022, the Company issued $240.0 million aggregate principal amount of convertible notes (the “2028 Notes”). The notes bear interest at a rate of 2.25% per year. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC (“Voce”) pursuant to Section 4(a)(2) of the Securities Act, an entity affiliated with J. Daniel Plants, the Company’s Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchasers’ fees. The notes will mature on June 1, 2028, unless earlier converted, repurchased or redeemed. The initial conversion rate will be 18.9860 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $52.67 per share of common stock). In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the notes. The capped calls were purchased for $32.0 million, inclusive of issuance costs.
On December 12, 2022, the Company issued $120.0 million aggregate principal amount of convertible notes (the “2029 Notes”) in a private placement offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2029 Notes bear interest at a rate of 4.00% per year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The 2029 Notes are presented as convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchasers’ fees. The notes will mature on June 1, 2029, unless earlier converted, repurchased or redeemed. The initial conversion rate will be 17.1378 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $58.35 per share of common stock). In connection with issuance of the 2029 Notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the notes. The capped calls were purchased for $25.1 million, inclusive of issuance costs.
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
Performance Graph
The graph below compares Cutera, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Care index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2017 to December 31, 2022.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Cutera, Inc., the NASDAQ Composite Index and the NASDAQ Health Care Index

$250
$200
$150
$100
$50
$0
Dec '17
Dec '18
Dec '19
Dec '20
Dec '21
Dec '22
Cutera, Inc.
NASDAQ Composite
NASDAQ Health Care

*$100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.
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

ITEM 6. [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2022. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon the Company’s current expectations, estimates and projections and that reflect the Company’s beliefs and assumptions based upon information available to the Company at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “could,” “will,” “should,” “expects,” “plans,” “anticipates,” “likely,” “believes,” “estimates,” “intends,” “forecasts,” “foresees,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company’s actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to the Company’s future financial performance, the ability to grow the Company’s business, increase the Company’s revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of the Company’s worldwide sales and distribution network, and to the outlook regarding long term prospects. The Company cautions you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.
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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of December 31, 2022.
The Company has omitted discussion of 2020 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2021, which has been filed with the SEC.
Executive Summary
Company Description
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer safe and effective treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo — each of which enables medical practitioners to perform safe and effective procedures, including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria,

Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 37 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.
The Company’s trademarks include: “CUTERA®,” “AVI360®,” “AVICARE®," “AVICLEAR®," “AVICOOL®, "ACUTIP 500®," “COOLGLIDE®,” “CUCF®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “EXCEL V+™,” “GENESIS®,” “LASER GENESIS®,” “LIMELIGHT®,” "MYQ®," “PEARL®,” “PICO GENESIS®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT ID®,” “TRUSCULPT FLEX®,” “VANTAGE®,” and “XEO®.” The Company’s logo and other Company trade names, trademarks, and service marks appearing in this document are the Company’s property. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trade names, trademarks and service marks referred to in this Annual Report on Form 10-K appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trade names, trademarks and service marks.
Products and Services
The Company derives revenue from the sale of products and services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), leasing of AviClear devices for acne treatment ("AviClear" revenue), replacement hand pieces, truSculpt cycle refills, and truFlex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue); and the sale of third-party manufactured skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) an energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.
The Company currently markets the following key platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo — each of which enables medical practitioners to perform safe and effective procedures, including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions.
Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems whenever they choose and provides the Company with a source of additional Systems revenue.
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
•capturing market share in the Acne space and capitalizing on the momentum in AviClear;
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

Critical Accounting Policies and Use of Estimates
The preparation of the Company’s audited consolidated financial statements and related notes requires the Company to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company has based its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The Company periodically reviews its estimates and makes adjustments when facts and circumstances dictate. To the extent that there are material differences between these estimates and actual results, its financial condition or results of operations will be affected.
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

The Company’s critical accounting policies are described in Note 1 “Summary of significant accounting policies”. The following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Company's condensed consolidated financial statements.
Inventory Valuation
The Company estimates an excess and obsolete inventory reserve based on expected inventory usage. The Company’s estimate of inventory consumption is based on historic consumption patterns, expected future sales and production, anticipated manufacturing capacity, and planned product releases. The Company develops an estimate of these factors through analysis of historic and budgeted data, and enquiries of departmental leaders. The Company evaluates the excess and obsolete model and the resulting reserve on a quarterly basis.
Income Taxes and Valuation Allowance
The Company estimates whether a valuation allowance is necessary for the Company’s deferred tax assets by evaluating evidence of the existence of sufficient taxable income within the permitted carryback and carryforward periods. The most significant deferred tax assets relate to the Company’s accumulated net operating losses of $133.0 million at December 31, 2022, and unutilized tax credit balance of $14.9 million at December 31, 2022. The Company considers positive and negative evidence in evaluating the likelihood that these net operating losses and tax credits can be utilized and places greatest reliance on the most objective available evidence, including the Company’s recent operating loss history or profitability by tax jurisdiction, the timing of the expiration of net operating losses, and credit carryforwards and potential reversal of deferred tax liabilities that would give rise to future taxable income.

Results of Operations
The following table sets forth selected consolidated financial data expressed as a percentage of net revenue.

	Year Ended December 31,
	2022	2021	2020
Net revenue	100%	100%	100%
Cost of revenue	45%	42%	49%
Gross margin	55%	58%	51%

Operating expenses:
Sales and marketing	42%	33%	36%
Research and development	10%	9%	10%
General and administrative	18%	14%	20%
Total operating expenses	71%	57%	65%

Income/(Loss) from operations	(15)%	1%	(15)%
Amortization of debt issuance costs	(1)%	—%	—%
Interest on convertible notes	(2)%	(1)%	—%
Gain on extinguishment of PPP loan	—%	3%	—%
Other income (expense), net	(1)%	(1)%	—%
Income (loss) before income taxes	(19)%	2%	(15)%
Income tax expense	1%	1%	—%
Net income (loss)	(20)%	1%	(16)%

Net Revenue
The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2022	% Change	2021	% Change	2020
Revenue mix by geography:
North America	$128,418	15%	$111,621	61%	$69,455
Japan	64,921	(8)%	70,235	62%	43,265
Rest of World	59,060	20%	49,414	41%	34,963
Consolidated total revenue	$252,399	9%	$231,270	57%	$147,683

North America as a percentage of total revenue	51%		48%		47%
Japan as a percentage of total revenue	26%		31%		29%
Rest of World as a percentage of total revenue	23%		21%		24%

Revenue mix by product category:
Systems - North America	$98,345	14%	$86,100	70%	$50,721
Systems - Rest of World (including Japan)	65,292	22%	53,533	34%	40,045
Total Systems	163,637	17%	139,633	54%	90,766
AviClear	4,456	N/A	—	N/A	—
Consumables	18,203	11%	16,401	77%	9,286
Skincare	42,500	(14)%	49,669	98%	25,061
Total Products	228,796	11%	205,703	64%	125,113
Service	23,603	(8)%	25,567	13%	22,570
Total Net revenue	$252,399	9%	$231,270	57%	$147,683
Total Net Revenue
The Company’s total revenue increased by $21.1 million, or 9%, for the year ended December 31, 2022, compared to 2021, due to an increase in revenue from system sales of $24.0 million reflecting an increase in systems volume across all geographies. Consumables growth increased by $2.6 million driven by an increased system installed base.

These increases were partially offset by a decrease in Skincare revenue of $7.2 million due to devaluation of the Japanese Yen. Foreign currency devaluation in Japan, Europe and Australia adversely impacted total revenue in 2022 by approximately $15.1 million.

Revenue by Geography
The Company’s North America revenue increased by $16.8 million, or 15%, for the year ended December 31, 2022, compared to 2021. This increase is due to an increase of $12.2 million is systems revenue, attributable to investments in the Company's sales force, and AviClear revenue of $4.5 million reflecting the commercialization of the AviClear device in 2022.
The Company's revenue in Japan decreased $5.3 million, or 8%, for the year ended December 31, 2022, compared to 2021. This decrease was driven by a $7.2 million decrease in Skincare revenue due to a significant devaluation in the Japanese Yen in 2022.
The Company’s Rest of World revenue increased $9.6 million, or 20%, for the year ended December 31, 2022, compared to 2021, driven by continued sales process improvements and development efforts from the sales team resulting in a $9.8 million increase in systems revenue.

Revenue by Product Type
Systems Revenue
Systems revenue in North America increased by $12.2 million, or 14%, for the year ended December 31, 2022, compared to 2021, due to strong market conditions and investments in the North American sales force. The Rest of the World systems revenue increased by $11.8 million, or 22%, compared to 2021. The increase in Rest of the World revenue was due to increased sales across all international sales regions.
AviClear Revenue

The Company received FDA clearance related to its AviClear device in March 2022. From April 2022 through November 2022, the Company earned revenue from a limited commercial release and after November 2022 earned revenue from a full commercial release. The AviClear revenue consists of $0.9 million of lease revenue related to the fixed annual license fee and variable lease revenue of $3.5 million related to treatments performed by the lessee.
Consumables Revenue
Consumables revenue increased $1.8 million, or 11%, for the year ended December 31, 2022, compared to 2021. The increase in consumables revenue was primarily due to the increased installed base of truSculpt, Secret RF, truSculpt iD and truFlex, each of which have a consumable element.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased $7.2 million, or 14%, for the year ended December 31, 2022, compared to 2021. This decrease was mainly due to significant devaluation of the Japanese Yen in 2022.
Service Revenue
The Company’s Service revenue decreased $2.0 million, or 8%, for the year ended December 31, 2022, compared to 2021. This decrease was due to supply chain constraints on service parts as well as foreign currency devaluation in Japan, Europe, and Australia.
Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2022	Change	2021	Change	2020
Gross profit	$139,829	$6,724	$133,105	$57,333	$75,772
As a percentage of total net revenue	55.4%	(2.2)%	57.6%	6.2%	51.3%
Gross profit as a percentage of revenue for the year ended December 31, 2022, was 55.4%, compared to 57.6% in 2021. The decrease in gross profit as a percentage of revenue was driven by foreign currency devaluation contributing to a 2.0 percentage point decrease and the increased manufacturing overhead due to the AviClear launch contributing to a 1.5 percentage point decrease. These decreases were partially offset by an increase in sales volume, which improved the Company's leverage on fixed costs and provided an increase of 1.3 percentage points to the Company's gross profit percentage.
Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2022	Change	2021	Change	2020
Sales and marketing	$106,947	$30,185	$76,762	$23,996	$52,766
As a percentage of total net revenue	42.4%	9.2%	33.2%	(2.5)%	35.7%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training. Sales and marketing expenses for the year ended December 31, 2022, increased $30.2 million, or 39%, compared to 2021. This increase was primarily driven by an investment in AviClear sales and marketing resources and an increase in commission expense due to increased sales. This investment in AviClear and increase in commission expense resulted in an increase in labor expenses of $15.1 million. Also contributing to the increase in sales and marketing expenses was a $6.2 million increase in marketing costs and a $4.2 million increase due to the resumption of travel activities.
Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2022	Change	2021	Change	2020
Research and development	$25,155	$3,587	$21,568	$7,246	$14,322
As a percentage of total net revenue	10.0%	0.6%	9.3%	(0.4)%	9.7%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses increased by $3.6 million, or 17%, for the year ended December 31, 2022, compared to 2021. The increase in expense was due primarily to $1.9 million related to an investment in skin revitalization technology, and a $1.3 million increase in salaries and benefits.
General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2022	Change	2021	Change	2020
General and administrative	$45,917	$12,972	$32,945	$1,433	$31,512
As a percentage of total net revenue	18.2%	3.9%	14.2%	(5.8)%	20.0%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $13.0 million, or 39%, for the year ended December 31, 2022, compared to 2021. The increase in expenses was due primarily to a $9.6 million increase in professional fees, mainly related to the implementation of a new ERP in 2022, a $2.2 million increase in credit loss and other administrative expense, and a $1.5 million increase in labor-related expenses driven by an increase in headcount.
Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2022	Change	2021	Change	2020
Amortization of debt issuance costs	$(1,355)	$(645)	$(710)	$(710)	$—
Interest on Convertible notes	(5,658)	(3,144)	(2,514)	(2,514)	—
Loss on extinguishment of convertible notes	(34,423)	(34,423)	—	—	—
Gain on extinguishment of PPP loan	—	(7,185)	7,185	7,185	—
Interest income (expense), net	2,600	3,161	(561)	86	(647)
Other expense, net	(3,676)	(1,831)	(1,845)	(1,913)	68
Interest and other income (expense), net	$(42,512)	$(44,067)	$1,555	$2,134	$(579)
Interest and other income (expense), net, changed from a net income of $1.6 million in 2021 to a net expense of $42.5 million in 2022. This change is primarily due to the loss on extinguishment of the 2026 Notes and the increased convertible debt costs in 2022 from the issuance of the 2028 and 2029 Notes. The increased expense was partially offset by interest income of $2.6 million generated from marketable investments. Other expense, net, mainly consists of realized and unrealized foreign exchange losses. The increase in the loss in 2022 reflects the devaluation of the Japanese Yen.
Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2022	Change	2021	Change	2020
Income tax provision	$1,638	$315	$1,323	$853	$470

Income tax provision increased $0.3 million, or 24%, for the year ended December 31, 2022, compared to 2021. This increase reflects higher net earnings from the Company's foreign subsidiaries.

Segment Results of Operations

	Year Ended December 31, 2022			Year Ended December 31, 2021
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
Revenue	$247,943	$4,456	$252,399	$231,270	$—	$231,270

Income (loss) from operations	$(6,905)	$(31,285)	$(38,190)	$11,528	$(9,698)	$1,830
Interest and other income (expense), net			(42,512)			1,555
Income (loss) before income taxes			$(80,702)			$3,385

Cutera Core

The Company’s Cutera Core reportable segment consists of the Company’s systems, consumables, skincare, and service businesses. The Cutera Core segment develops and manufactures energy-based systems for medical practitioners in addition to distributing third-party manufactured skincare products in Japan. The installed base of systems provides opportunities for the segment to earn revenues through service contracts, consumables and replacement handpieces.

The Cutera Core segment’s revenue increased by $16.7 million for the year ended December 31, 2022, compared to 2021. This increase mainly reflected an increase in system sales of $24.0 million due to volume increases across all geographies. This increase was partially offset by a $7.2 million decrease in Skincare revenue due mainly to a devaluation of the Japanese Yen.

The Cutera Core segment recorded a loss from operations of $6.9 million in the year ended December 31, 2022, compared to income from operations of $11.5 million in 2021. This $18.4 million adverse change reflects an increase in operating expenses of $26.0 million, partially offset by an increase in gross margin of $7.6 million due to the increase in revenue. The increase in operating expenses reflects an increase of $13.8 million in professional fees and outside consulting, mainly related to the implementation of a new ERP in 2022, an increase in payroll-related expense of $4.3 million, and an increase of $3.7 million related to the resumption of travel activities and conferences.

AviClear

The Company’s AviClear reportable segment consists of the AviClear business. The Company’s acne solution, AviClear, is a prescription-free, drug-free laser treatment for the treatment of mild to severe acne. The Company began earning revenue from its AviClear device following FDA approval in 2022. The Company leases the AviClear device to customers in North America and receives a fixed annual license fee over the term of the arrangement and revenue related to treatments performed by the lessee.

In the year ended December 31, 2022, the Company earned $0.9 million in lease license fee revenue and $3.5 million in treatment revenue.

The AviClear segment recorded a loss from operations of $31.3 million in the year ended December 31, 2022, compared to a loss from operations of $9.7 million in 2021. This $21.6 million adverse change mainly reflects a $19.5 million increase in sales and marketing expense associated with the commercialization of the AviClear device. An increase in sales-related headcount in the AviClear segment resulted in an increase in payroll expenses of $10.5 million and promotional and travel expenses related to the AviClear commercialization accounted for a further $7.3 million of the increase in sales and marketing expense.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s principal source of liquidity is cash generated from the issuance of convertible notes. The Company actively manages its cash usage and investment of liquid cash to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash is held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.

As of December 31, 2022 and December 31, 2021, the Company had $345.4 million and $175.8 million of working capital, respectively. Cash and cash equivalents decreased by $18.2 million to $145.9 million as of December 31, 2022, from $164.2 million as of December 31, 2021, due to the net proceeds from the issuance of the convertible notes, offset by purchases of capped calls and marketable investments, the acquisition of property and equipment and cash used for operations.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	Year ended December 31,
(Dollars in thousands)	2022	2021	Change
Cash and cash equivalents	$145,924	$164,164	$(18,240)
Restricted cash	700	700	—
Marketable investments	171,390	—	171,390
Cash and cash equivalents	$318,014	$164,864	$153,150
Consolidated Cash Flow Data
In summary, the Company’s cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2022	2021	2020
Cash flows provided by (used in):
Operating activities	$(66,995)	$1,235	$(16,934)
Investing activities	(194,182)	(944)	6,389
Financing activities	242,937	117,526	31,276
Net increase in cash and cash equivalents	$(18,240)	$117,817	$20,731
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2022, was $67.0 million, which reflected net loss, adjusted for non-cash items of $21.0 million, and changes in assets and liabilities of $46.0 million.
The change in assets and liabilities was driven by increases in accounts receivable and inventory, reflecting an increase in revenue and purchases of inventory parts to mitigate global supply shortages, respectively. These increases were partially offset by an increase in accounts payable.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2022, was $194.2 million, due to net purchases of marketable investments of $171.5 million and purchases of property, and equipment of $22.7 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2022, was $242.9 million, which was primarily due to the proceeds from the issuance of convertible notes, net of issuance costs, partially offset by the cash used for the purchase of capped calls, and the partial extinguishment of the 2026 Notes.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents, including marketable securities, of $317.3 million, as of December 31, 2022. The Company believes that the existing cash resources are sufficient to meet the Company’s anticipated cash needs for working capital and capital expenditures through at least the next 12 months from the date the financial statements are issued, but there can be no assurances.
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchasers’ fees.
In May 2022, the Company issued $240.0 million aggregate principal amount of 2028 Notes. The 2028 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on June 1 and December 1 of each year. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC, an entity affiliated with J. Daniel Plants, the Company’s Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchasers fees.
In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchasers fees.
On July 9, 2020, the Company entered into the Loan and Security Agreement for the Revolving Line of Credit. See Note 14 – Debt in the accompanying notes to consolidated financial statements for more information.
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
On May 24, 2022, the Loan and Security Agreement was amended. The amendment increased the permitted indebtedness by $230,000,000 and provided for the 2026 Notes Exchange and issuance of the capped call transactions related to the 2028 Notes.
On August 10, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement waived a violation of a covenant and revised the Loan Agreement to permit the issuance of the 2028 Notes.
On December 7, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement waived a violation of a covenant and revised the Loan Agreement to permit the issuance of the 2029 Notes.
As of December 31, 2022, the Company had not drawn on the Revolving Line of Credit and the Company is in compliance with all financial covenants of the Revolving Line of Credit.
On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. In addition, under the purchase and assumption agreement, First-Citizens Bank & Trust Company assumed Silicon Valley Bank’s obligations under the Company’s credit facility. On March 13, 2023, the Company violated one of the terms of the credit facility agreement by transferring funds from Silicon Valley Bank. The Company received a waiver from First-Citizens Bank & Trust Company for this violation.
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
2026 Notes:
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
The circumstances described in the first bullet of the paragraph above were met during the third and fourth quarter of 2022. As of December 31, 2022, the 2026 Notes are convertible and this condition will remain until March 31, 2023. The 2026 Notes may also become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2022, the 2026 Notes have been included as Long-term debt on the consolidated balance sheet.
If one or more holders elect to convert their convertible notes, unless the Company elects to satisfy its conversion obligation by delivering solely shares of its common stock, the Company would be required to settle a portion or all of its conversion obligation through the payment of cash, which could adversely affect the Company’s liquidity.
2028 Notes:

Holders may convert their 2028 Notes at their option prior to the close of business on the business day immediately preceding March 1, 2028, in multiples of $1,000 principal amount, only under the following circumstances:

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

The circumstances described in the bullets in the paragraph above were not met during the fourth quarter of 2022. As of December 31, 2022, the 2028 Notes are not convertible and this condition will remain until March 31, 2023. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2022, the 2028 Notes have been included as Long-term debt on the consolidated balance sheet.

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

2029 Notes:
Holders may convert their 2029 Notes at their option prior to the close of business on the business day immediately preceding March 1, 2029, in multiples of $1,000 principal amount, only under the following circumstances:
•During any fiscal quarter (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;
•The Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.
On or after March 1, 2029, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The circumstances described in the bullets in the paragraph above were not met during the fourth quarter of 2022. As of December 31, 2022, the 2029 Notes are not convertible and this condition will remain until March 31, 2023. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2022, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.

The Company may not redeem the 2029 Notes prior to December 5, 2025. On or after December 5, 2025, the Company may redeem for cash all or any portion of the 2029 Notes, at the Company’s option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2029 Notes, at least $100.0 million aggregate principal amount of 2029 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

If a specified corporate event occurs, 2029 Note holders have the option to require the Company to repurchase any portion or all of their 2029 Notes in $1,000 principal increments for cash. The price for such repurchase is calculated as 100% of the principal amounts of 2029 Notes, plus accrued and unpaid interest to the day immediately preceding the Fundamental Change repurchase date. Additionally, holders of the 2029 Notes who convert in connection with a fundamental change are, under certain circumstances, entitled to an increase in conversion rate.

The 2029 Notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the 2029 Notes. The 2029 Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the 2029 Notes (including the 2026 Notes and 2028 Notes). The 2029 Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.
Interest Rate and Market Risk
As of December 31, 2022, the Company had not drawn on the Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 7.50% as of December 31, 2022, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
In 2022, the Company experienced an adverse impact on revenues and net loss of devaluations in the currencies of Japan, Europe and Australia. These devaluations adversely impacted total revenue and net loss in 2022 by approximately $15 million and $11 million, respectively. As of December 31, 2022, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential reduction of future revenue and increase in the Company's net loss in the consolidated statement of operations of approximately $10 million and $6 million, respectively.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Cutera, Inc.
Brisbane, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cutera, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 7, 2023 expressed an adverse opinion thereon.
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
Revenue Recognition – Contracts with International Distributors
The Company recognized total net revenue of approximately $252.4 million for the year ended December 31, 2022. As described in Note 1 to the consolidated financial statements, the Company recognizes revenue in a manner that best depicts the transfer of control of promised products or services to the customer, in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s contracts with customers may include, individually, or in combination, systems, extended service contracts, training, marketing support and accessories. Certain of the Company’s contracts, which include some with international distributors, can include non-standard payment and other sales terms that can impact management’s conclusions as to the determination of the transaction price and/or whether control has transferred to the customer. Management applies significant effort and judgment in evaluating the impact of these non-standard payment and sales terms on revenue recognition.

We identified the accounting for revenue recognition in the Company’s contracts with international distributors as a critical audit matter. The principal considerations for our determination are the judgments related to the identification and, if present, the evaluation of: (i) non-standard payment terms, and (ii) certain other sales terms related to the transfer of control. Auditing these elements involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Examining certain international distributor contracts, including amendments or modifications, for non-standard payment terms, and where such terms are present, assessing the impact on the determination of the transaction price, based on a consideration of indicators of the international distributor’s collection and credit memo history.
•Examining certain international distributor contracts, including amendments or modifications, for non-standard terms governing transfer of control, and where such terms are present, assessing the transfer of control based on considerations including whether the international distributor has physical possession and legal title to the product, whether the Company has a present right to payment, and other factors relevant to the determination of whether the international distributor has the ability to direct the use of and obtain substantially all of the remaining benefit from the product.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2014.
San Francisco, California
April 7, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Cutera, Inc.
Brisbane, California
Opinion on Internal Control over Financial Reporting
We have audited Cutera, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated April 7, 2023 expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in Management’s assessment. These material weaknesses related to Management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) information technology controls (“ITGCs”) including segregation of duties, user access, and reports produced by, certain information technology (“IT”) systems that support the Company’s financial reporting process including those related to implementation of a new Enterprise Resource Planning (“ERP”) system; (2) existence, completeness and cut-off for inventory held at third parties, in transit, and held by field representatives and sales personnel, and calculation of adjustments to inventory cost for items considered excessive or obsolete; (3) completeness and accuracy of expense for routine and non-routine equity-based awards.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 financial statements, and this report does not affect our report dated April 7, 2023 on those financial statements.
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

/s/ BDO USA, LLP
San Francisco, California
April 7, 2023

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$145,924	$164,164
Marketable investments	171,390	—
Accounts receivable, net of allowance for credit losses of $2,497 and $899, respectively	45,562	31,449
Inventories, net	63,628	39,503
Other current assets and prepaid expenses	24,036	14,545
Restricted cash	700	—
Total current assets	451,240	249,661
Property and equipment, net	40,368	3,019
Deferred tax assets	590	778
Operating lease right-of-use assets	12,831	14,627
Goodwill	1,339	1,339
Other long-term assets	14,620	10,169
Restricted cash	—	700
Total assets	$520,988	$280,293
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$33,736	$7,891
Accrued liabilities	57,452	54,100
Operating lease liabilities	2,810	2,419
Deferred revenue	11,841	9,490
Total current liabilities	105,839	73,900
Deferred revenue, net of current portion	1,657	1,335
Operating lease liabilities, net of current portion	11,352	13,483
Convertible notes, net of unamortized debt issuance costs of $12,666 and $4,007, respectively	416,459	134,243
Other long-term liabilities	862	763
Total liabilities	536,169	223,724
Commitments and contingencies (Note 13).
Stockholders’ equity (deficit):
Common stock, $0.001 par value: Authorized: 50,000,000 shares; Issued and outstanding: 19,668,603 and 17,995,344 shares at December 31, 2022 and 2021, respectively	20	18
Additional paid-in capital	125,406	114,724
Accumulated other comprehensive loss	(94)	—
Accumulated deficit	(140,513)	(58,173)
Total stockholders’ equity (deficit)	(15,181)	56,569
Total liabilities and stockholders’ equity (deficit)	$520,988	$280,293
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net revenue:
Products	$228,796	$205,703	$125,113
Service	23,603	25,567	22,570
Total net revenue	252,399	231,270	147,683
Cost of revenue:
Products	100,254	83,048	58,325
Service	12,316	15,117	13,586
Total cost of revenue	112,570	98,165	71,911
Gross profit	139,829	133,105	75,772
Operating expenses:
Sales and marketing	106,947	76,762	52,766
Research and development	25,155	21,568	14,322
General and administrative	45,917	32,945	31,512
Total operating expenses	178,019	131,275	98,600
Income (loss) from operations	(38,190)	1,830	(22,828)
Interest and other income (expense), net:
Amortization of debt issuance costs	(1,355)	(710)	—
Interest on Convertible notes	(5,658)	(2,514)	—
Loss on extinguishment of convertible notes	(34,423)	—	—
Gain on extinguishment of PPP loan	—	7,185	—
Interest income (expense), net	2,600	(561)	(647)
Other income (expense), net	(3,676)	(1,845)	68
Total interest and other income (expense), net	(42,512)	1,555	(579)
Income (loss) before income taxes	(80,702)	3,385	(23,407)
Income tax provision	1,638	1,323	470
Net income (loss)	$(82,340)	$2,062	$(23,877)

Net income (loss) per share:
Basic	$(4.39)	$0.12	$(1.43)
Diluted	$(4.39)	$0.11	$(1.43)

Weighted-average number of shares used in per share calculations:
Basic	18,747	17,891	16,691
Diluted	18,747	18,362	16,691
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$(82,340)	$2,062	$(23,877)
Other comprehensive income (loss):
Available-for-sale investments
Net change in unrealized gain (loss) on available-for-sale investments	(94)	—	(3)
Less: Reclassification adjustment for net losses on investments recognized during the year	—	—	63
Total change in unrealized gain (loss) on available-for-sale investments	(94)	—	60
Other comprehensive income (loss), net of tax	(94)	—	60
Comprehensive income (loss)	$(82,434)	$2,062	$(23,817)
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2019	14,315,586	$14	$82,346	$(36,358)	$(60)	$45,942
Issuance of common stock for employee purchase plan	56,751	—	632	—	—	632
Exercise of stock options	73,227	—	947	—	—	947
Issuance of common stock in connection with public offering, net of issuance costs of $2,303	2,742,750	3	26,492	—	—	26,495
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	490,918	1	(3,429)	—	—	(3,428)
Stock-based compensation expense	—	—	10,109	—	—	10,109
Net loss	—	—	—	(23,877)	—	(23,877)
Net change in unrealized gain on available-for-sale investments	—	—	—	—	60	60
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880

Issuance of common stock for employee purchase plan	59,635	—	1,184	—	—	1,184
Exercise of stock options	71,798	—	1,581	—	—	1,581
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	184,679	—	(2,176)	—	—	(2,176)
Stock-based compensation expense	—	—	13,172	—	—	13,172
Net income	—	—	—	2,062	—	2,062
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569

Issuance of common stock for employee purchase plan	49,306	—	1,873	—	—	1,873
Exercise of stock options	39,960		850	—	—	850
Purchase of capped call, inclusive of issuance costs of $452	—	—	(57,132)	—	—	(57,132)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	229,645	—	(5,256)	—	—	(5,256)
Stock-based compensation expense	—	—	14,400	—	—	14,400
Issuance of common stock in repayment of convertible notes	1,354,348	2	55,947	—	—	55,949
Net loss	—	—	—	(82,340)	—	(82,340)
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(94)	(94)
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(82,340)	$2,062	$(23,877)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	14,400	13,172	10,109
Depreciation and amortization	2,621	1,344	1,394
Amortization of contract acquisition costs	3,200	1,857	2,593
Amortization of debt issuance costs	1,355	710	—
Unrealized loss on foreign exchange forward	558	—	—
Impairment of capitalized cloud computing costs	—	182	805
Change in deferred tax assets	188	(135)	(220)
Provision for credit losses	1,787	87	2,144
Loss on sale of property and equipment	168	—	—
Gain on extinguishment of PPP loan	—	(7,185)	—
Change in right-of-use asset	2,653	2,292	2,522
Loss on extinguishment of convertible notes	34,423	—	—
Other	—	1	513
Changes in assets and liabilities:
Accounts receivables	(15,900)	(9,574)	(2,550)
Inventories	(36,305)	(10,936)	5,413
Other current assets and prepaid expenses	(10,049)	(5,766)	(3,164)
Other long-term assets	(8,091)	(7,128)	(2,067)
Accounts payable	20,979	1,207	(6,034)
Accrued liabilities	3,282	21,608	161
Operating lease liabilities	(2,597)	(2,151)	(1,598)
Deferred revenue	2,673	(412)	(2,985)
Income tax liability	—	—	(93)
Net cash provided by (used in) operating activities	(66,995)	1,235	(16,934)
Cash flows from investing activities:
Acquisition of property and equipment	(22,698)	(1,015)	(1,279)
Disposal of property and equipment	—	71	30
Proceeds from sales of marketable investments	—	—	5,648
Proceeds from maturities of marketable investments	158,000	—	28,050
Purchase of marketable investments	(329,484)	—	(26,060)
Net cash provided by (used in) investing activities	(194,182)	(944)	6,389
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	2,723	2,765	1,579
Purchase of capped call	(56,680)	(16,134)	—
Payment of issuance costs of capped call	(352)	—	—
Proceeds from PPP loan	—	—	7,167
Proceeds from issuance of convertible notes	360,000	138,250	—
Payment of issuance costs of convertible notes	(11,202)	(4,717)	—
Extinguishment of convertible notes	(45,776)	—	—
Gross proceeds from equity offering	—	—	28,798
Issuance costs on the public offering	—	—	(2,303)
Taxes paid related to net share settlement of equity awards	(5,256)	(2,176)	(3,428)
Payments on finance lease obligation	(520)	(462)	(537)
Net cash provided by financing activities	242,937	117,526	31,276
Net increase (decrease) in cash, cash equivalents, and restricted cash	(18,240)	117,817	20,731
Cash, cash equivalents, and restricted cash at beginning of year	164,864	47,047	26,316
Cash, cash equivalents, and restricted cash at end of year	$146,624	$164,864	$47,047
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,486	$1,663	$63
Cash paid (refunded) for income taxes, net of (refunds) payments	$2,004	$891	$(1)
Supplemental non-cash investing and financing activities:
Issuance of common stock in repayment of convertible notes	$55,947	—	—
Assets acquired under finance lease	$689	$828	$43
Assets acquired under operating lease	$908	$123	$11,735
Gain on extinguishment of PPP loan	$—	$7,185	$—
Debt issuance cost accrued	$635	$—	$—
Capped call costs accrued	$100	$—	$—
Transfer of inventory to property and equipment	$12,180	$—	$—
Acquisition of property, equipment and software	$4,131	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo — each of which enables medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of (i) systems, system upgrades, and hand pieces (collectively “Systems” revenue); (ii) leasing of AviClear devices for acne treatment ("AviClear" revenue); (iii) replacement hand pieces, Titan, truSculpt 3D,truSculpt and truFex cycle refills, as well as single use disposable tips applicable to Secret PRO, and Secret RF (“Consumables” revenue); and (iv) the distribution of third-party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt and truFlex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 37 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.
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
Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 8%, 11% and 15%, respectively, of the Company’s total revenue for the years ended December 31, 2022, 2021 and 2020.
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
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and revenue related to treatments performed by the lessee.
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

AviClear
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. The Company classifies its lease income as product revenue and classifies the AviClear contracts as operating leases. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized in the period the treatment protocol is initiated.
Consumables and other accessories
The Company classifies its customers' purchases of replacement cycles for truSculpt and truFlex, as well as replacement hand pieces, xeo and truSculpt 3D hand pieces, and single use disposable tips applicable to Secret PRO, and Secret RF as Consumable revenue. The Secret PRO and Secret RF products' single use disposable tips must be replaced after every treatment. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems.
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
Loyalty Program
The Company operates a customer loyalty program for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for a product, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction. of net revenue at the time the reward is earned. As of December 31, 2022, and December 31, 2021, the accrual for the loyalty program included in accrued liabilities was $0.3 million, and $0.5, respectively.

Deferred Sales Commissions
Incremental costs of obtaining a contract related to the sale of a system, which consist primarily of commissions and related payroll taxes, are capitalized, and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.
Total capitalized costs for the year ended December 31, 2022 and December 31, 2021 were $2.0 million and $2.7 million, respectively. Amortization expenses for these assets were $2.4 million, $1.9 million and $2.6 million, respectively, during the years ended December 31, 2022, 2021 and 2020 and were included in sales and marketing expense in the Company’s consolidated statement of operations. Total capitalized costs as of December 31, 2022 and December 31, 2021 were $3.8 million and $4.2 million, respectively, and are included in Other long-term assets in the Company’s consolidated balance sheet.
Cash and Cash Equivalents
The Company invests its cash primarily in money market funds. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable investments. Credit card receivables, that are collected in a short period of time are also classified as cash and cash equivalents. The majority of the Company’s cash and investments are held in U.S. banks and the Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short term operating expenses.
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
Allowance for Sales Returns and Credit Losses
The allowance for sales returns represents the Company’s estimates of potential future product returns and other allowances related to current period product revenue. The Company analyzes historical returns and is based on the Company's analysis of current economic trends.
The allowance for credit losses on trade receivables is based on the credit quality of customers, current economic conditions, the age of the accounts receivable balances, historical loss information, current conditions and forecasted information. The Company writes off trade receivables when they are deemed uncollectible.
Concentration of Credit Risk and Other Risks and Uncertainties
The Company operates in markets that are highly competitive and rapidly changing. Significant technological changes, shifting customer needs, the emergence of competitive products or services with new capabilities and other factors could negatively impact the Company’s operating results.

The Company is also subject to risks related to changes in the value of the Company’s significant balance of financial instruments. Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with two major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. The Company has accounts with SVB. On March 10, 2023, California regulators shut down SVB and the FDIC was appointed as SVB’s receiver.
On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. To date, the Company has not experienced any losses on its deposits of cash, cash equivalents, and marketable investments and continues to have access to these funds.
Accounts receivable are recorded net of an allowance for credit losses and are typically unsecured and are derived from revenue earned from worldwide customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers and maintains an allowance for potential credit losses. As of December 31, 2022, and 2021, no customer represented more than 10% of the Company’s net accounts receivable. During the years ended December 31, 2022, 2021, and 2020, domestic revenue accounted for 43%, 42% and 41%, respectively, of total revenue, while international revenue accounted for 57%, 58% and 59%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2022, 2021 and 2020.
Supplier concentration
The Company relies on third parties for the supply of components of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers. The Company largest supplier provided approximately 10%, 14% and 9% of the Company's total purchases in the years ended December 31, 2022, 2021 and 2020, respectively.
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
The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years. Amortization expense related to demonstration units is recorded in products cost of revenue or in the respective operating expense line based on which function and purpose for which the demonstration units are being used. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to product cost of revenue. As of December 31, 2022 and 2021, demonstration inventories, net of accumulated depreciation, included in finished goods inventory was $5.7 million and $3.7 million, respectively.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Depreciation expense recognized is on a straight-line basis over the estimated useful lives of the assets, generally as follows:

Useful Lives
Leasehold improvements	Lesser of useful life or term of lease
Equipment leasing	4.5
AviClear devices	7
Office equipment and furniture	3
Machinery and equipment	3

Upon sale or retirement of property and equipment, the costs and related accumulated depreciation and amortization are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses. Maintenance and repairs are charged to operations as incurred.
Depreciation expense related to property and equipment for 2022, 2021 and 2020, was $2.2 million, $1.3 million, and $1.4 million, respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.
Capitalized Cloud Computing Set-up Cost
The Company capitalizes certain set-up costs for the Company’s cloud computing arrangements. The capitalized implementation costs are then amortized over the term of the cloud computing arrangement inclusive of expected contract renewals, which are generally three years to ten years. As of December 31, 2022 and 2021, the Company had capitalized cloud computing set-up costs with a carrying amount of $0.4 million in Other current assets and prepaid expenses and $3.5 million in Other long-term assets. As of and during the year ended December 31, 2022 and 2021, there was $0.4 million, and no accumulated amortization and amortization expense recorded, respectively. The Company periodically assesses the capitalized asset for impairment and, when required, will record an associated impairment loss.
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
Beginning in the fourth quarter of 2022, the Company segregated its operations into two reportable business segments: (i) Cutera Core and (ii) AviClear. Goodwill was tested for impairment at the segment level. As of December 31, 2022, there has been no impairment of goodwill. All acquired intangible assets have been fully amortized as of December 31, 2022.
Warranty Obligations
The Company provides a 12-month warranty for direct sales to customers. For sales to distributors, the Company generally provides a 14-month warranty for parts only, with labor being provided to the end customer by the distributor.
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis.
Accounting for Leases as a Lessee
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
Accounting for Leases as a Lessor
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. The Company classifies its lease income as product revenue and classifies the AviClear contracts as operating leases. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized in the period the lessee has the ability to perform the patient treatment.
See Note 13 to the consolidated financial statements for more information regarding leasing arrangements.

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
Research and Development Expenditures
Research and development costs are expensed as incurred and include costs related to research, design, development, testing of products, salaries, benefits and other headcount related costs, facilities, material, third-party contractors, regulatory affairs, clinical and development costs.
Advertising Costs
Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2022, 2021 and 2020 were $4.9 million, $2.1 million and $1.2 million, respectively.
Stock-based Compensation
The Company accounts for share-based employee compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight- line basis over the requisite service period. To estimate the fair value of an award, the Company uses the Black-Scholes option pricing model. The following inputs are used in this model:
Expected Term: The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time it will take for employees to exercise options still outstanding.
Expected Volatility: For the underlying stock price volatility of the Company’s stock, the Company estimates volatility solely based on the historical volatility of the Company's stock price.
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
See Note 8 - "Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense" for a detailed discussion of the Company’s stock plans and share-based compensation expense.
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
Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2022 are considered to be indefinitely reinvested and, accordingly, no provision for state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.
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
Foreign Currency
The U.S. Dollar is the functional currency of the Company’s subsidiaries and the Company’s reporting currency. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Losses resulting from foreign currency transactions are included in net income (loss) are $3.6 million and $1.8 million in the year ended December 31, 2022 and 2021, respectively, and were insignificant for the year ended December 31, 2020. The effect of exchange rate changes on cash and cash equivalents was insignificant for each of the three years ended December 31, 2022.
Segments
The Company operates in two segments. Revenue is attributed to a geographic region based on the location of the end customer. See Note 12 – "Segment Information and Revenue by Geography and Products" for details relating to revenue by geography.
NOTE 2-CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND RESTRICTED CASH
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

The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands):

December 31, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	N/A	N/A	N/A	$145,924
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	N/A	N/A	N/A	146,624
Marketable investments - U.S. Treasury	171,484	8	(102)	171,390
Total	$171,484	$8	$(102)	$318,014

December 31, 2021	Fair Market Value
Cash and cash equivalents	$164,164
Non-current restricted cash	700
Cash, cash equivalents, and restricted cash as reported within the Consolidated Statements of Cash Flows	$164,864
At December 31, 2022 and December 31, 2021, the net unrealized losses were $0.1 million and nil, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The restricted cash balance relates to an outstanding letter of credit for $0.7 million provided to a supplier.
All of the marketable investments will mature less than one year from December 31, 2022.
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
As of December 31, 2022, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$26,408	$—
Marketable investments:
Available-for-sale securities	171,390	—
Derivative liabilities:
Foreign exchange forward	$—	$(558)
Total	$197,798	$(558)
At December 31, 2021, the Company had no money market funds or marketable investments.
See Note 14 - Debt for the carrying amount and estimated fair value of the Company’s 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 2.25% Convertible Senior Notes due 2028 (the “2028 Notes”) and, 4.00% Convertible Senior Notes due 2029 (the “2029 Notes”), together with the 2026 Notes and 2028 Notes, (the “Convertible Notes”).
NOTE 4—DERIVATIVE INSTRUMENTS
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
The cash flow effect of the derivative instruments settlement is recorded in cash flow from operations.
Dollar amounts in thousands:

December 31, 2022	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$6,128
Fair value	Accrued liabilities	$558
Unrealized loss	Other income (expense), net	$(558)

NOTE 5—BALANCE SHEET DETAIL
Inventories, net
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2022 and 2021, were $3.6 million and $4.9 million, respectively. Inventories, net of these adjustments, consist of the following (in thousands):

	December 31,
	2022	2021
Raw materials	$36,323	$24,035
Work in process	2,117	2,124
Finished goods	25,188	13,344
Total	$63,628	$39,503
Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	December 31,
	2022	2021
Deposits with vendors	$13,917	$4,389
Foreign tax receivable	7,147	7,612
Prepayments	2,972	2,544
Total	$24,036	$14,545
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2022	2021
Leasehold improvements	$793	$826
Equipment leasing	—	107
AviClear devices	19,904	—
Office equipment and furniture	1,936	1,527
Machinery and equipment	5,106	3,983
Assets under construction	17,876	—
	45,615	6,443
Less: Accumulated depreciation	(5,247)	(3,424)
Property and equipment, net	$40,368	$3,019
Materials related to the AviClear acne treatment device were classified as inventories at December 31, 2021. The Company received 510(k) clearance from the U.S. Food and Drug Administration in March 2022 and in April 2022 placed the first devices in service. Beginning in April 2022, the materials used in the construction of the AviClear device have been classified as Assets under construction and the manufactured devices, including devices available for lease and devices placed in service, have been classified as AviClear devices.
Goodwill
Goodwill is related to the acquisition of Iridex’s aesthetic business unit, and customer relationships in the Benelux countries acquired from a former distributor in 2013. Goodwill was $1.3 million as of December 31, 2022 and 2021. There were no impairments or additions to goodwill during the years ended December 31, 2022 or 2021.

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2022	2021
Bonus and payroll-related accruals	$18,951	$21,649
Accrued sales tax	9,066	9,110
Liability for inventory in transit	7,028	4,265
Sales and marketing accruals	5,347	4,808
Product warranty	3,254	3,947
Other accrued liabilities	13,806	10,321
Total	$57,452	$54,100
NOTE 6— PRODUCT WARRANTY
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
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides the estimated cost to repair or replace products under standard warranty at the time of sale. Costs in connection with extended service contracts are recognized at the time when costs are incurred. The following table provides the changes in the product standard warranty accrual for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$3,947	$4,124
Add: Accruals for warranties issued during the period	3,710	5,135
Less: Settlements made during the period	(4,403)	(5,312)
Balance at end of year	$3,254	$3,947
NOTE 7—DEFERRED REVENUE
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. Deferred revenue also includes payments for training. Approximately 88% of the Company’s deferred revenue balance of $13.5 million as of December 31, 2022, will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the years ended December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Balance at beginning of year	$10,825	$11,237
Add: Payments received	21,984	17,139
Less: Revenue recognized from current period sales	(9,928)	(7,006)
Less: Revenue recognized from beginning balance	(9,383)	(10,545)
Balance at end of year	$13,498	$10,825

Costs for extended service contracts were $6.3 million, $8.3 million and $8.2 million, respectively, for the years ended December 31, 2022, 2021 and 2020.
NOTE 8—STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE
As of December 31, 2022, the Company had one class of issued common stock with a par value of $0.001. Authorized capital stock consists of 55,000,000 shares comprised of two classes: (i) 50,000,000 shares of Common Stock, of which 19,668,603 shares are issued and outstanding as of December 31, 2022, and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which no shares are issued and outstanding.
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
As of December 31, 2022, the Company had the following stock-based employee compensation plans:
2004 Equity Incentive Plan
In 1998, the Company adopted the 1998 Stock Plan, or 1998 Plan, under which 4,650,000 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants.
In 2004, the Board of Directors (“the Board”) adopted the 2004 Equity Incentive Plan. A total of 1,750,000 shares of common stock were originally reserved for issuance pursuant to the 2004 Equity Incentive Plan. In addition, the shares reserved for issuance under the 2004 Equity Incentive Plan included shares reserved but un-issued under the 1998 Plan and shares returned to the 1998 Plan as the result of termination of options or the repurchase of shares. In 2012 the stockholders approved a “fungible share” provision whereby each full-value award issued under the 2004 Equity Incentive Plan results in a requirement to subtract 2.12 shares from the shares reserved under the Plan.
2019 Equity Incentive Plan
At the Company’s Annual Meeting of Stockholders in 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan, which is an amendment and restatement of the 2004 Equity Incentive Plan. The 2004 Equity Incentive Plan was amended to: (i) increase the number of shares available for future grant by 700,000 (in addition to the 9,701,192 shares provided under the 2004 Equity Incentive Plan); (ii) extend the term of the 2004 Equity Incentive Plan to the date of the Annual Meeting of the Company’s stockholders in 2029; (iii) amend the 2004 Equity Incentive Plan to eliminate the requirement for awards granted on or after June 14, 2019 that any shares subject to awards with an exercise price less than fair market value on the date of such grant will be counted against the Plan as 2.12 shares for each full value share awarded in accordance with the 2004 Equity Incentive Plan; (iv) amend the 2004 Equity Incentive Plan to remove the requirement that any shares subject to awards with an exercise price less than fair market value on the date of such grant will be counted against the Plan as 2.12 shares for each full value share awarded; (v) amend the 2004 Equity Incentive Plan to remove certain provisions relating to the “performance based compensation” exception under Section 162(m) of the Internal Revenue Code of 1986, as amended; (vi) include a minimum one-year vesting period with respect to awards granted under the 2004 Equity Incentive Plan.
Also in 2019, the Board also amended the Company’s Stock Ownership Guidelines to require all officers (as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) to hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards (“RSAs”), restricted stock units (“RSUs”), or performance stock units (“PSUs”) (net of taxes) for a minimum of one year following vesting and delivery.
In 2019, the Board also adopted a clawback policy to permit recovery of certain compensation paid to Named Executive Officers (as defined in Item 402 of Regulation S-K) of the Company if the Compensation Committee of the Board determines that a Named Executive Officer (i) has violated law, the Company’s Code of Business Conduct and Ethics, or any significant ethics or compliance policies, and (ii) such conduct results in material financial or reputational harm, or results in a need for a restatement of the Company’s consolidated financial statements. The Amended and Restated Plan provides for the grant of incentive stock options, non-statutory stock options, RSAs, RSUs, stock appreciation rights, PSUs, and other stock or cash awards.
In 2020, the Company's stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan and approved an additional 600,000 shares, available for future grants.

In June 2021, stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan and approved an additional 450,000 shares, available for future grants.
In June 2022, stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan and approved an additional 600,000 shares, available for future grants.
The Company’s non-employee directors are granted $150,000 of RSUs or non-statutory stock options annually on the date of the Company’s Annual Meeting of stockholders. These grants cliff-vest on the one-year anniversary of the grant date. In the years ended December 31, 2022, 2021 and 2020, the Company issued 12,496, 41,301 and 35,735 RSUs, respectively, to its non-employee directors. In the year ended December 31, 2022, the Company issued 18,135 non-statutory stock options to its non-employee directors.
In the years ended December 31, 2022, 2021 and 2020, the Company’s Board of Directors granted 191,993, 219,686 and 405,248 RSUs, respectively, to its executive officers, directors and certain members of the Company’s management related to annual grants and new hire grants. The new hire RSUs vest quarterly on each of the first four annual anniversaries of the grant date and the annual grant RSUs vest one quarter on the first annual anniversary and monthly thereafter for 36 months. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period. On the vesting date, the Company issues common stock, net of stock withheld to settle the recipient’s minimum statutory tax liability. In addition to the 2020 annual RSU grants, on April 1, 2020, the Company issued RSUs to settle bonuses owed to management under the 2019 Management Bonus Program. In the past, the Company has paid these bonuses with cash. However, due to the economic conditions resulting from COVID-19, fully vested shares were issued in lieu of cash. The Company issued 209,981 shares related to this bonus payment to management and recognized $2.6 million in stock-based compensation expense. The Company also recorded an equivalent reduction in bonus expense as a result of the settlement of the bonus in shares.
In the years ended December 31, 2022, 2021 and 2020 the Company’s Board of Directors granted its executive officers and certain senior management employees 169,785, 178,222, and 76,157 PSUs, respectively, related to its annual grants. The 2020 grant vested on the first anniversary subject to the achievement of pre-established performance goals. The 2021 and 2022 grants vest one half on the first anniversary subject to the achievement of pre-established performance goals and the remaining half vests on the second anniversary subject to the recipient’s continued service. In addition to the 2021 annual PSU grants, in July 2021, the Company granted 265,002 PSUs to certain employees. This grant consists of four separate vesting tranches that will vest from April 2023 through June 2025 upon the achievement of operational milestones associated with each tranche and continued service.
In July 2019, the Board awarded its new CEO, David H. Mowry, 67,897 PSUs, which vested over four years from 2019 through 2022. These PSUs are subject to certain performance-based criteria related to achieving financial metrics in the Board approved annual budgets.
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
The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of the six-month offering period. In the years ended December 31, 2022, 2021, and 2020, under the 2004 ESPP, the Company issued 49,306, 59,635, and 56,751 shares, respectively. At December 31, 2022, 378,586 shares remained available for future issuance.

Option and Award Activity
Activity under the 2004 Plan and 2019 Equity Incentive Plan is summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions ) (1)
Balances as of December 31, 2019	761,705	295,699	$25.52	3.19	$3.04
Additional shares reserved(2)	600,000
Options granted	(71,088)	71,088	$14.85
Options exercised	—	(73,227)	$12.91
Options cancelled (expired or forfeited)	76,553	(76,553)	$36.65
Stock awards granted	(804,949)	—	—
Stock awards cancelled (expired or forfeited)	522,949	—	—
Balances as of December 31, 2020	1,085,170	217,007	$22.35	3.75	$1.47
Additional shares reserved(2)	450,000
Options granted	(172,139)	172,139	$30.71
Options exercised	—	(71,798)	$22.02
Options cancelled (expired or forfeited)	30,173	(30,173)	$37.14
Stock awards granted	(744,949)	—	—
Stock awards cancelled (expired or forfeited)	299,092	—	—
Balances as of December 31, 2021	947,347	287,175	$25.89	4.92	$4.46
Additional shares reserved(2)	600,000
Options granted	(296,238)	296,238	$40.95
Options exercised	—	(39,960)	$21.28
Options cancelled (expired or forfeited)	29,518	(29,518)	$34.91
Stock awards granted	(374,274)	—	—
Stock awards cancelled (expired or forfeited)	164,572	—	—
Balances as of December 31, 2022	1,070,925	513,935	$34.41	6.63	$5.99
Exercisable as of December 31, 2022		127,863	$27.54	3.24	$2.15
Vested and expected to vest, net of estimated forfeitures, as of December 31, 2022		483,844	$34.27	6.52	$5.69
(1)Based on the closing stock price of $44.22 of the Company’s stock on December 31, 2022, $41.32 on December 31, 2021, $24.11 on December 31, 2020 and $35.81 on December 31, 2019.
(2)Approved by the board of directors and stockholders in 2022, 2021 and 2020.

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value and is the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2022, 2021 and 2020 was $1.1 million, $1.3 million, and $0.4 million, respectively. The options outstanding and exercisable at December 31, 2022 were in the following exercise price ranges:

Exercise Prices			Number Outstanding	Contractual Life (in years)	Number Exercisable
$10.79	—	$14.04	5,709	1.26	5,709
	$14.10		60,000	2.59	28,000
$18.55	—	$25.70	12,775	0.91	12,775
	$29.28		73,667	5.26	31,803
	$32.87		48,806	4.93	22,291
	$33.45		150,857	9.14	—
$36.55	—	$41.39	91,719	6.54	22,540
	$42.33		17,335	9.91	—
	$47.40		4,745	1.96	4,745
	$63.62		48,322	9.25	—
$10.79	—	$63.62	513,935	6.63	127,863
Stock Awards (RSU and PSU) Activity Table
Information with respect to RSUs and PSUs activity is as follows (in thousands):

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2019	1,104,802	$22.10			$37,442
Granted	667,694	$20.66
Vested(3)	(684,491)	$17.82	$12,036	(4)
Forfeited	(308,248)	$23.24
Outstanding at December 31, 2020	779,757	$23.96			$18,800
Granted	744,949	$40.16
Vested(3)	(254,946)	$22.94	$8,287	(5)
Forfeited	(236,856)	$27.33
Outstanding at December 31, 2021	1,032,904	$35.00			$42,680
Granted	374,274	$45.36
Vested(3)	(340,836)	$29.04	$15,443	(6)
Forfeited	(160,131)	$41.48
Outstanding at December 31, 2022	906,211	$40.39			$40,073
(1)Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.
(2)Based on the closing stock price of the Company’s stock of $44.22 on December 31, 2022, $41.32 on December 31, 2021, $24.11 on December 31, 2020, and $35.81 on December 31, 2019.
(3)The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)On the grant date, the fair value for these vested awards was $12.2 million.
(5)On the grant date, the fair value for these vested awards was $5.8 million.
(6)On the grant date, the fair value for these vested awards was $9.9 million.

Stock-Based Compensation
Stock-based compensation expense for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock options	$2,175	$782	$370
RSUs	6,979	5,305	8,849
PSUs	4,430	6,591	666
ESPP	816	494	224
Total stock-based compensation expense	$14,400	$13,172	$10,109
Total stock-based compensation expense recognized during the years ended December 31, 2022, 2021 and 2020 was recorded in the Consolidated Statement of Operations as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$1,665	$1,408	$1,665
Sales and marketing	4,998	3,160	3,385
Research and development	2,405	2,784	1,669
General and administrative	5,332	5,820	3,390
Total stock-based compensation expense	$14,400	$13,172	$10,109
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

	Stock Options			Stock Purchase Plan (ESPP)
	2022	2021	2020	2022	2021	2020
Expected term (in years)	4.03	3.97	4.84	0.49	0.50	0.50
Risk-free interest rate	1.99%	0.48%	0.15%	3.79%	0.14%	0.11%
Volatility	66%	66%	63%	69%	36%	76%
Dividend yield(1)	—%	—%	—%	—%	—%	—%
Weighted average estimated fair value at grant date	$19.76	$15.09	$7.63	$15.77	$9.64	$6.13
(1)The Company has not paid dividends since its inception.
NOTE 9—INCOME TAXES
The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(84,189)	$(356)	$(25,793)
Foreign	3,487	3,741	2,386
Income (loss) before income taxes	$(80,702)	$3,385	$(23,407)

The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$52	$—	$—
State	126	(87)	(53)
Foreign	1,275	1,512	747
Total Current	1,453	1,425	694
Deferred:
Federal	2	2	2
State	1	1	1
Foreign	182	(105)	(227)
Total Deferred	185	(102)	(224)
Tax provision	$1,638	$1,323	$470
The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2022	2021
Net operating loss carryforwards	$21,443	$18,274
Stock-based compensation	2,594	3,160
Other accruals and reserves	4,592	2,863
Credits	14,908	13,634
Accrued warranty	778	939
Depreciation and amortization	1,857	2,226
Section 174 Costs	7,578	—
Other	1,541	977
Operating lease liability	3,384	3,784
Deferred tax asset before valuation allowance	58,675	45,857
Valuation allowance	(53,118)	(40,485)
Deferred tax asset after valuation allowance	5,557	5,372
Deferred contract acquisition costs	(1,763)	(990)
Goodwill	(138)	(124)
Right of use asset	(3,066)	(3,480)
Net deferred tax asset (liability)	$590	$778

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2022	2021	2020
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax rate	(0.16)	(2.55)	2.77
Meals and entertainment	(0.47)	9.28	(0.65)
Permanent differences	(0.07)	1.11	(2.87)
Stock-based compensation	0.89	(13.08)	(1.07)
Extinguishment of PPP loan	—	(44.59)	—
Debt extinguishment costs	(8.48)	—	—
Excess compensation	(1.34)	7.88	—
Foreign rate differential	(0.76)	17.03	(1.05)
General business credit	0.78	(17.95)	2.74
Valuation allowance	(11.41)	72.82	(25.51)
Change in prior year reserves	—	(0.08)	0.55
Deferred true-up	(2.02)	(11.76)	2.08
Effective tax rate	(2.04)%	39.11%	(2.01)%
As of December 31, 2022, the Company recorded a valuation allowance of $53.1 million for the portion of the deferred tax asset that it does not expect to be realized. The valuation allowance on the Company’s net deferred taxes increased by $12.6 million and $2.2 million during the years ended December 31, 2022 and 2021, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company has $0.6 million of net deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be realized given the expectation of future earnings in these jurisdictions. The Company continues to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations and magnitude of excess tax deductions for stock-based compensation. The Company intends to continue maintaining a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
At December 31, 2022, the Company had approximately $87.7 million and $45.3 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized, will generally begin to expire in 2029 through 2039. Approximately $51.2 million of total federal net operating loss carryforwards were generated after December 31, 2017 and have no expiration. At December 31, 2022, the Company had research and development tax credits available to offset federal and California tax liabilities in the amount of $7.5 million and $9.3 million, respectively. Federal credits will begin to expire in 2024 and California state tax credits have no expiration.
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
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years after 2009 remain subject to examination by U.S. federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, tax years after 2017 remain subject to examination by their respective tax authorities.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits, excluding related interest and penalties, in December 31, 2020 to December 31, 2022 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$2,746	$1,864	$1,426
Decreases related to prior year tax positions	(36)	(37)	(32)
Increases related to current year tax positions	1,015	919	470
Balance at end of year	$3,725	$2,746	$1,864
NOTE 10—NET INCOME (LOSS) PER SHARE
As of December 31, 2022, the Company’s convertible notes were potentially convertible into 8,354,036 shares of common stock. The Company used the if-converted method to calculate the potential dilutive effect of the conversion spread on diluted net income per share for the years ended December 31, 2022 and 2021.
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

For the years ended December 31, 2022 and 2020, basic loss per common share and diluted loss per common share are the same in each respective period, as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$(82,340)	$2,062	$(23,877)
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	18,747	17,891	16,691
Dilutive effect of incremental shares and share equivalents:
Options	—	68	—
RSUs	—	294	—
PSUs	—	104	—
ESPP	—	5	—
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	18,747	18,362	16,691
Net income (loss) per share:
Net income (loss) per share, basic	$(4.39)	$0.12	$(1.43)
Net income (loss) per share, diluted	$(4.39)	$0.11	$(1.43)

The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2022	2021	2020
Capped call	10,780	4,167	—
Convertible debt	8,697	4,167	—
Options to purchase common stock	514	166	244
Restricted stock units	460	32	724
Employee stock purchase plan shares	38	—	87
Performance stock units	446	120	68
Total	20,935	8,652	1,123

NOTE 11—DEFINED CONTRIBUTION PLAN
In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In 2022, 2021 and 2020, the Company made discretionary contributions under the 401(k) Plan of $0.5 million, $0.3 million and $0.2 million, respectively.
For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2022, and the related expense for each of the three years then ended was not significant.
NOTE 12—SEGMENT INFORMATION AND REVENUE BY GEOGRAPHY AND PRODUCTS
Segment reporting is based on the “management approach,” following the method that management organizes the Company’s reportable segments for which separate financial information is made available to, and evaluated regularly by, the chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker ("CODM") is its Chief Executive Officer ("CEO"), who makes decisions on allocating resources and assessing performance.

Beginning in the fourth quarter of 2022, the Company segregates its operations into two reportable business segments: (i) Cutera Core and (ii) AviClear. This segregation aligns the Company’s operating business segments with the way the CEO reviews the Company's operations as a result of the commercial release of the Company’s AviClear acne treatment device in April 2022.

The Company measures the financial results of its reportable segments using an internal performance measure that excludes General and administrative expenses.

	Year Ended December 31,
	2022	2021	2020
	(Dollars in thousands)
Net revenue
Cutera Core	$247,943	$231,270	$147,683
AviClear	4,456	—	—
Total net revenue	$252,399	$231,270	$147,683

Income (loss) from operations
Cutera Core	$20,862	$30,181	$(4,796)
AviClear	(28,012)	(9,445)	—
Segment income (loss) from operations	(7,150)	20,736	(4,796)
Items not allocated to segments
Stock-based compensation	(14,400)	(13,172)	(10,109)
ERP implementation	(9,211)	(1,498)	(1,139)
Depreciation and amortization	(5,821)	(3,188)	(3,987)
Legal fees, severance, and other	(1,608)	(1,048)	(2,797)
Consolidated income (loss) from operations	(38,190)	1,830	(22,828)
Interest and other income (expense), net	(42,512)	1,555	(579)
Consolidated income (loss) before income taxes	$(80,702)	$3,385	$(23,407)

Capital spending
Cutera Core	$1,780	$438	$1,279
AviClear	20,918	577	—
Total segment capital spending	22,698	1,015	1,279
Corporate	—	—	—
Total capital spending	$22,698	$1,015	$1,279

Total assets
Cutera Core	$154,978	$76,860
AviClear	47,406	6,342
Total segment assets	202,384	83,202
Corporate	318,604	197,091
Total assets	$520,988	$280,293
As of December 31, 2022 and 2021, 99.8% and 99.0% of long-lived assets were in the United States, respectively.

The following table presents a summary of revenue by geography for the year ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenue mix by geography:
United States	$107,453	$96,629	$61,238
Japan	64,920	70,235	43,265
Asia, excluding Japan	21,873	12,649	10,707
Europe	20,882	19,444	11,185
Rest of the world, other than United States, Asia and Europe	37,271	32,313	21,288
Total consolidated revenue	$252,399	$231,270	$147,683
Revenue mix by product category:
Systems	$163,637	$139,633	$90,765
AviClear	4,456	—	—
Consumables	18,203	16,401	9,287
Skincare	42,500	49,669	25,061
Total product revenue	228,796	205,703	125,113
Service	23,603	25,567	22,570
Total consolidated revenue	$252,399	$231,270	$147,683
NOTE 13– COMMITMENTS AND CONTINGENCIES
LEASES
Lessee
The Company is a party to certain operating and finance leases for vehicles, office space and storage facilities. The Company’s material operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles leases. The Company’s leases generally have remaining terms of one to 10 years, some of which include options to renew the leases for up to five years. The Company leases space for operations in the United States, Japan, Belgium, France, and Spain.
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
Below is supplemental balance sheet information related to leases (in thousands):

		Year Ended December 31,
		2022	2021
Assets	Classification
Right-of-use assets	Operating lease right-of-use assets	$12,831	$14,627
Finance lease	Property and equipment, net	1,606	392
Total leased assets		$14,437	$15,019

		Year Ended December 31,
		2022	2021
Liabilities	Classification
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,810	$2,419
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	11,352	13,483
Total Operating lease liabilities		$14,162	$15,902

		Year Ended December 31,
	Classification	2022	2021
Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$485	$554
Finance lease liabilities, non-current	Other long-term liabilities	825	730
Total Finance lease liabilities		$1,310	$1,284
Lease costs during the twelve months ended December 31, 2022 and December 31, 2021 (in thousands):

		Year Ended December 31,
		2022	2021	2020
Finance lease cost	Amortization expense	$643	$484	$431
Finance lease cost	Interest for finance lease	$76	$59	$63
Operating lease cost	Operating lease expense	$3,560	$3,542	$3,275
Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2022 and December 31, 2021 were as follows (in thousands):

		Year Ended December 31,
		2022	2021	2020
Operating cash flow	Finance lease	$78	$56	$63
Financing cash flow	Finance lease	$520	$462	$537
Operating cash flow	Operating lease	$2,526	$3,092	$2,139
Maturities of lease liabilities
Maturities of operating lease liabilities were as follows as of December 31, 2022 (in thousands):

Amount
2023	$3,420
2024	2,962
2025	2,932
2026	3,027
2027	3,130
Thereafter	464
Total lease payments	15,935
Less: imputed interest	(1,773)
Present value of lease liabilities	$14,162
Vehicle Leases
As of December 31, 2022, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Amount
2023	$542
2024	604
2025	295
Total lease payments	1,441
Less: imputed interest	(131)
Present value of lease liabilities	$1,310
Weighted-average remaining lease term and discount rate, as of December 31, 2022, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	5.0
Finance leases	2.3
Weighted-average discount rate
Operating leases	4.7%
Finance leases	6.2%
Lessor - AviClear
Lessor revenue
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and revenue related to treatments performed by the lessee. The contractual term of the lease agreement is three years with a one-year autorenewal feature. Certain lease agreements' terms in excess of one year can be terminated without financial penalty, and these agreements are accounted for as having a lease term of one year. The AviClear lease agreements are accounted for as operating leases. The fixed annual license fee is recognized evenly throughout the period of the lease agreement on a straight-line basis. The treatment revenue is recognized in the period the lessee has the ability to perform the patient treatment.

The following table summarizes the amount of operating lease income included in product revenue in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
AviClear operating lease license fee revenue	$922	$—
AviClear operating lease revenue	3,534	—
Total AviClear revenue	$4,456	$—
The AviClear device being leased has a useful life of seven years. The Company expects that a device will be leased for two consecutive lease terms at the end of which its residual value will be immaterial.
The following is the minimum future lease payments as of December 31, 2022, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Amount
2023	$610
2024	610
Total	$1,220
Practical Expedients
The Company elected a practical expedient applied to operating leases to elect not to separate lease and nonlease components as long as the lease and at least one nonlease component have the same timing and pattern of transfer. As such, updates or upgrades on a when-and-if available basis to the AviClear device are combined with the operating lease revenue. The combined component is being accounted for under ASC 842. Additionally, the Company made an accounting policy election to present AviClear revenue net of sales and other similar taxes.
Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Total capitalized costs for the year ended December 31, 2022 were $3.8 million. Amortization expenses for these assets were $0.5 million during the year ended December 31, 2022, and were included in Sales and marketing expense in the Company’s consolidated statement of operations. Total capitalized costs as of December 31, 2022, were $3.3 million and are included in Other long-term assets in the Company’s consolidated balance sheet.
Lease installment costs
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Total capitalized costs for the year ended December 31, 2022, were $1.7 million. Amortization expenses for these assets were $0.3 million during the year ended December 31, 2022, and were included in Cost of revenue in the Company’s consolidated statement of operations. Total lease installment costs as of December 31, 2022, were $1.4 million and are included in Other long-term assets in the Company’s consolidated balance sheet.
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
Contingencies
The Company is named from time to time as a party to other legal proceedings, product liability, intellectual property disputes, commercial disputes, employee disputes, and contractual lawsuits. A liability and related charge are recorded to earnings in the Company’s consolidated financial statements for legal contingencies when the loss is considered probable and the amount can be reasonably estimated. The assessment is re-evaluated each accounting period and is based on all available information, including discussion with outside legal counsel. If a reasonable estimate of a known or probable loss cannot be made, but a range of probable losses can be estimated, the low-end of the range of losses is recognized if no amount within the range is a better estimate than any other. If a material loss is reasonably possible, but not probable and can be reasonably estimated, the estimated loss or range of loss is disclosed in the notes to the consolidated financial statements. The Company expenses legal fees as incurred. Certain of the cases below are still in the preliminary stages, and the Company is not able to quantify the extent of its potential liability, if any, other than as described. The outcome of litigation is inherently unpredictable and subject to significant uncertainties. If any of these matters are resolved adversely to the Company, this could have a material adverse effect on its business, financial condition, results of operations, and cash flows. In addition, defending these legal proceedings is likely to be costly, which may have a material adverse effect on the Company's financial condition, results of operations and cash flows, and may divert management's attention from the day-to-day operations of its business.
As of December 31, 2022 and 2021, the Company had accrued $0.5 million and $0.7 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.
On January 31, 2020, Cutera filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order ("TRO") against Lutronic generally prohibiting it from using or disseminating Cutera confidential, proprietary, or trade secret information. The order also prohibits Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. On April 9, 2020, the parties stipulated to the entry of a preliminary injunction providing for the same relief afforded by the TRO. On August 4, 2022, Cutera filed a second amended complaint. In addition to the above referenced claims, Cutera alleges claims for violation of the Lanham Act, unlawful business practices, false advertising and trademark infringement. Discovery is ongoing. No trial date has been scheduled.
In March 2023, Serendia, LLC (“Serendia”), filed patent infringement complaints against the Company with the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro systems, which the Company distributes in the U.S. on behalf of ILOODA Co. Ltd., a Korean company. If, following a successful third-party action for infringement, the Company cannot obtain a license for its products, the Company may have to stop selling the applicable products.
NOTE 14—DEBT
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	Year Ended December 31,
	2022	2021
Notes due in 2026

Outstanding principal amount	$69,125	$138,250
Unamortized debt issuance costs	(1,553)	(4,007)
Carrying Value	$67,572	$134,243

Notes due in 2028
Outstanding principal amount	$240,000	$—
Unamortized debt issuance costs	(6,908)	—
Carrying Value	$233,092	$—

Notes due in 2029
Outstanding principal amount	$120,000	$—
Unamortized debt issuance costs	(4,205)	—
Carrying Value	$115,795	$—

Convertible notes, net	$416,459	$134,243
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

Issuance of convertible notes due in 2028

In May 2022, the Company issued $240.0 million aggregate principal amount of 2028 Notes. The 2028 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on June 1 and December 1 of each year. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering and concurrently with this private placement, the Company entered into a purchase agreement with Voce, an entity affiliated with J. Daniel Plants, the Company’s Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchaser fees.

The 2028 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Upon conversion, the 2028 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. Each $1,000 principal amount of the 2028 Notes is initially convertible into 18.9860 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $52.67 per share. The conversion rate for the 2028 Notes is subject to adjustment for certain events as set forth in the indenture governing the 2028 Notes. The 2028 Notes will mature on March 1, 2028, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2028 Notes.

Issuance of convertible notes due in 2029
In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchasers fees.
Each $1,000 principal amount of the 2029 Notes is initially convertible into 17.1378 shares of the Company’s common stock, which is equivalent to a conversion price of approximately $58.35 per share. The conversion rate for the 2029 Notes is subject to adjustment for certain events as set forth in the indenture governing the 2029 Notes. The 2029 Notes will mature on June 1, 2029, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2029 Notes.
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
The 2026 Notes Exchange was accounted for as an extinguishment of debt. The Company recorded the difference between the proceeds paid and the carrying amount of the debt as an extinguishment loss, with a corresponding entry to common stock and Additional-paid-in capital for the issuance of the shares at the then-trading price of $41.31 per share. The table below presents the components of the Loss on debt extinguishment recorded in the Company's consolidated statements of operations for the year ended December 31, 2022 (amounts in thousands, except share and per share amounts):

Shares issued for repurchase	1,354,348
Closing price of Cutera common stock on May 24, 2022	$41.31
Value of shares issued		$55,948
Cash used for repurchase		45,776
Total shares and cash			$101,724
2026 Note principal exchanged			(69,125)
Value of shares and cash exchanged			32,599

2026 Notes: Unamortized debt issuance costs on May 24, 2022		$3,648
Portion of 2026 Note principal exchanged		50%	$1,824

Loss on debt extinguishment			$34,423

Conversion and other features

2026 Notes
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

The circumstances described in the first bullet of the paragraph above were met during the third and fourth quarter of 2022. As of December 31, 2022, the 2026 Notes are convertible and this condition will remain until March 31, 2023. The 2026 Notes may also become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2022, the 2026 Notes have been included as Long-term debt on the consolidated balance sheet.

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

The 2026 Notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the 2026 Notes. The 2026 Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the 2026 Notes (including the 2028 Notes and 2029 Notes). The 2026 Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2026 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

The estimated fair value of the 2026 Notes was approximately $103.8 million as of December 31, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
2028 Notes

Holders may convert their 2028 Notes at their option prior to the close of business on the business day immediately preceding March 1, 2028, in multiples of $1,000 principal amount, only under the following circumstances:

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

The circumstances described in the first bullet of the paragraph above were not met during the fourth quarter of 2022. As of December 31, 2022, the 2028 Notes are not convertible and this condition will remain until March 31, 2023. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2022, the 2028 Notes have been included as long-term debt on the consolidated balance sheet.

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

The 2028 Notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the 2028 Notes. The 2028 Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the 2028 Notes (including the 2026 Notes and 2029 Notes). The 2028 Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2028 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

The estimated fair value of the 2028 Notes was approximately $249.3 million as of December 31, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

2029 Notes
Holders may convert their 2029 Notes at their option prior to the close of business on the business day immediately preceding March 1, 2029 in multiples of $1,000 principal amount, only under the following circumstances:
•During any fiscal quarter commencing after the fiscal quarter ending March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter, is greater than or equal to 130% of the conversion price for the 2029 Notes on each applicable trading day;
•During the five-business day period after any five consecutive trading day period (the “measurement period”) in which the “trading price” per $1,000 principal amount of 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company's common stock and the conversion rate on each such trading day;
•The Company calls such 2029 Notes for redemption, at any time prior to the close of business on the second scheduled trading day immediately preceding the redemption date; or
•Upon the occurrence of specified corporate events.
On or after March 1, 2029, and until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert all or any portion of their 2029 Notes, in multiples of $1,000 principal amount, at the option of the holder regardless of the foregoing circumstances.

The circumstances described in the bullets in the paragraph above were not met during the fourth quarter of 2022. As of December 31, 2022, the 2029 Notes are not convertible and this condition will remain until March 31, 2023. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2023, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2022, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.

The Company may not redeem the 2029 Notes prior to December 5, 2025. On or after December 5, 2025, the Company may redeem for cash all or any portion of the 2029 Notes, at the Company’s option, if the last reported sale price of the Company’s common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption at a redemption price equal to 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date. If the Company elects to redeem fewer than all of the outstanding 2029 Notes, at least $$100.0 million aggregate principal amount of 2029 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

If a specified corporate event occurs, 2029 Note holders have the option to require the Company to repurchase any portion or all of their 2029 Notes in $1,000 principal increments for cash. The price for such repurchase is calculated as 100% of the principal amounts of 2029 Notes, plus accrued and unpaid interest to the day immediately preceding the Fundamental Change repurchase date. Additionally, holders of the 2029 Notes who convert in connection with a fundamental change are, under certain circumstances, entitled to an increase in conversion rate.

The 2029 Notes are general senior unsecured obligations that rank senior to any of the Company’s indebtedness that is explicitly subordinated to the 2029 Notes. The 2029 Notes have equal rank in right of payment with all existing and future unsecured indebtedness that is not subordinated to the 2029 Notes (including the 2026 Notes and 2028 Notes). The 2029 Notes will be junior to any of the Company’s secured indebtedness to the extent of the value of the assets securing such indebtedness. The 2029 Notes do not contain any financial or operating covenants or any restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

The estimated fair value of the 2029 Notes was approximately $122.2 million as of December 31, 2022, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

In connection with the offering of the 2026 Notes, the Company purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of the Company's common stock underlying the convertible notes, with a strike price equal to the conversion price of the convertible notes and with an initial cap price equal to $45.535, which represented a 75% premium over the last reported sale price of the Company's common stock of $26.02 per share on March 4, 2021, with certain adjustments to the settlement terms that reflect standard anti-dilution provisions. The capped call transactions expire over 40 consecutive scheduled trading days ending on March 12, 2026. The capped calls were purchased for $16.1 million.

In connection with the offering of the 2028 Notes, the Company purchased from the option counterparties capped call options that in the aggregate related to the total number of shares of the Company's common stock underlying the 2028 Notes sold to the initial purchasers in the offering of 2028 Notes, with a strike price equal to the conversion price of the 2028 Notes and with an initial cap price equal to $82.62, which represents a 100% premium over the last reported sale price of the Company's common stock of $41.31 per share on May 24, 2022, with certain adjustments to the settlement terms that reflect standard anti-

dilution provisions. These capped call transactions expire over 40 consecutive scheduled trading days ending on May 30, 2028. The capped calls were purchased for $32.0 million, inclusive of issuance costs.

In connection with the offering of the 2029 Notes, the Company purchased from the option counterparties capped call options that in the aggregate related to the total number of shares of the Company's common stock underlying the 2029 Notes sold to the initial purchasers in the offering of 2029 Notes, with a strike price equal to the conversion price of the 2029 Notes and with an initial cap price equal to $99.32, which represents a 100% premium over the last reported sale price of the Company's common stock of $49.66 per share on December 7, 2022, with certain adjustments to the settlement terms that reflect standard anti-dilution provisions. These capped call transactions expire over 40 consecutive scheduled trading days ending on May 30, 2029. The capped calls were purchased for $25.1 million, inclusive of issuance costs

The Company evaluated the capped call transactions under authoritative accounting guidance and determined that they should be accounted for as a separate transaction and classified as a net reduction to Additional paid-in capital within stockholders’ equity with no recurring fair value measurement recorded.
The Company early adopted ASU 2020-6, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40) on January 1, 2021. In accordance with Subtopic 470-20 and 815-40, as revised by ASU 2020-6, the Company records the convertible notes in long-term debt with no separation between the Convertible Notes and the conversion option. Each reporting period, the Company will determine whether any criteria is met for the note holders to have the option to redeem the Notes early, which could result in a change in the classification of the Notes to current liabilities.
Debt Issuance Cost
The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. During the year ended December 31, 2022, the Company incurred direct costs associated with the issuance of convertible notes of $11.8 million. As noted under “2026 Notes Exchange” above, $1.8 million of unamortized debt issuance costs related to the 2026 Notes was included in the loss on debt extinguishment during the year ended December 31, 2022. During the year ended December 31, 2021, the Company incurred direct costs associated with the issuance of convertible notes of $4.6 million.
The effective interest rate on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the year ended December 31, 2022, including the amortization of debt issuance cost, totaled approximately $7.0 million. Interest expense for the year ended December 31, 2021, including the amortization of debt issuance cost, totaled approximately $3.2 million.
Loan and Security Agreement
On July 9, 2020, the Company entered into the Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. The Revolving Line of Credit matures on July 9, 2024.
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
On May 24, 2022, the Loan and Security Agreement was amended. The amendment increased the permitted indebtedness by $230,000,000 and provided for the 2026 Notes Exchange and issuance of the capped call transactions related to the 2028 Notes.
On August 10, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement waived a violation of a covenant and revised the Loan Agreement to permit the issuance of the 2028 Notes.
On December 7, 2022, the Loan and Security Agreement was amended. The amendment to the Loan and Security Agreement revised the Loan Agreement to permit the issuance of the 2029 Notes.
As of December 31, 2022, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants of the SVB Revolving Line of Credit.
On March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. In addition, under the purchase and assumption agreement, First-Citizens Bank & Trust Company assumed Silicon Valley Bank’s obligations under the Company’s credit facility. On March 13, 2023, the Company violated one of the terms of the credit facility agreement by transferring funds from Silicon Valley Bank. The Company received a waiver from First-Citizens Bank & Trust Company for this violation.
The Paycheck Protection Program (PPP) Loan
On April 22, 2020, the Company received loan proceeds of $7.2 million pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act. The loan, which was in the form of a promissory note dated April 21, 2020, between the Company and SVB as the lender, originally matured on April 21, 2022 and bore interest at a fixed rate of 1.00% per annum, payable monthly commencing September 2021. There was no prepayment penalty. Under the terms of the PPP, all or a portion of the principal may be forgiven if the loan proceeds were used for qualifying expenses as described in the CARES Act, such as payroll costs, benefits, rent, and utilities.
The PPP loan and related accrued interest were forgiven in June 2021 under the provisions of the CARES Act, and a $7.2 million Gain on extinguishment of PPP loan was recorded in the consolidated statement of operations.
NOTE 15—SUBSEQUENT EVENTS
The Company has accounts with First-Citizens Bank & Trust Company, which has assumed the deposits of Silicon Valley Bank and continues to perform asset management services. Approximately $305 million of the Company’s total cash, cash equivalents, and marketable securities balance of $317 million at December 31, 2022, was at SVB or SVB Asset Management. The Company’s funds held at SVB or through SVB Asset Management were either (i) US government treasuries or money market mutual funds held in custodial accounts at U.S. Bank National Association ($198 million at December 31, 2022) or (ii) cash sweep investment funds where SVB acts as an agent for the Company ($107 million at December 31, 2022). On March 10, 2023, California regulators shut down SVB and the FDIC was appointed its receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company.
The Company has evaluated subsequent events through the date the financial statements were issued, and determined that there have been no other events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

SCHEDULE II CUTERA, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Years Ended December 31, 2022, 2021 and 2020

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2022	$40,485	$18,153	$5,520	$53,118
Year ended December 31, 2021	$38,321	$7,503	$5,339	$40,485
Year ended December 31, 2020	$32,350	$7,986	$2,015	$38,321

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for credit losses, accounts receivable
Year ended December 31, 2022	$899	$1,787	$189	$2,497
Year ended December 31, 2021	$1,598	$271	$970	$899
Year ended December 31, 2020	$1,354	$2,144	$1,900	$1,598

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses disclosed below. Notwithstanding the material weakness, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the 2022 Annual Report on Form 10-K, fairly present, in all material respects, its financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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
Management, including the Company’s CEO and CFO, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Management, including Company’s CEO and CFO, assessed the Company’s internal control over financial reporting as of December 31, 2022. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this assessment, management identified the following material weaknesses in the Company’s internal control over financial reporting:
•Information technology general controls (“ITGCs”) including, segregation of duties, user access, and reports produced by certain IT systems that support the Company's financial reporting process including those related to the implementation of an ERP system;
•Inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; and
•The completeness and accuracy of expense for routine and non-routine equity-based awards.
Although these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, any one of these weaknesses could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these deficiencies constitute material weaknesses.
Based on the Company's assessment under the framework in Internal Control-Integrated Framework (2013 framework), the Company's management concluded that its internal control over financial reporting was not effective as of December 22, 2022, due to the existence of the material weaknesses described above.
The Company has begun the process of designing and implementing effective internal control measures to improve its internal controls over financial reporting and remediate these material weaknesses. The Company's efforts will include:
ITGC remediation actions:
•Developing a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting;
•Developing enhanced risk assessment procedures and controls related to changes in IT systems; and
•Implementing an IT management review and testing plan to monitor ITGCs with focus on systems supporting the financial reporting processes.
Inventory control remediation actions:
•Evaluating the effectiveness of the current annual inventory count program and controls;
•Implementing a global inventory count policy and standard operating procedures to ensure consistent communication of the inventory count process and adherence to these policies at facilities managed by the Company and third-party logistics service providers;
•Providing training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory process; and
•Enhancing existing management review controls related to inventory in transit, inventories held by sales personnel, and key reports used in in the inventory count process.
Equity-based awards expense calculation remediation actions:
•Enhancing current review controls around the calculation of stock-based compensation expense.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weakness
Management reported in Item 9A of its Annual Report on Form 10-K for the year ended December 31, 2021, a material weakness related to ITGCs in the areas of user access and segregation of duties related to certain IT systems at its Japan subsidiary. During the year ended December 31, 2022, Management implemented measures at its Japan subsidiary designed to ensure that the control deficiencies contributing to the material weakness were remediated. These measures included changing access rights for certain individuals and implementing new controls designed to both review access rights and detect potential inappropriate transactions recorded as a result of user access and segregation of duties conflicts. Management has tested these additional controls and believes they are operating effectively and therefore the Company has remediated this material weakness.
Changes in Internal Control over Financial Reporting
Other than the material weaknesses noted above, and the remediation of the material weaknesses at the Company's Japan subsidiary reported on Form 10-K for the year ended December 31, 2022, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
On March 21, 2023, the Company received a notification letter from the NASDAQ stating that, because the Company has not yet filed its Annual Report on Form 10-K for the year ended December 31, 2022, the Company is not in compliance with NASDAQ Listing Rule 5250(c)(1) (the “Rule”), which requires NASDAQ-listed companies to timely file all required periodic financial reports with the U.S. Securities and Exchange Commission.
The NASDAQ has informed the Company that, under NASDAQ rules, the Company has 60 calendar days from receipt of the Notice, or until May 22, 2023, because the 60th calendar day falls on a weekend, to submit a plan to regain compliance with the Rule. If the NASDAQ accepts the Company’s plan, then NASDAQ may grant an exception of up to 180 calendar days from the due date of the Form 10-K (March 1, 2023, extended until March 16, 2023, pursuant to the Form 12b-25 filing), or until September 12, 2023, to regain compliance. The Company believes that its filing of the Form 10-K on April 7, 2023, allows the Company to regain compliance with the Rule.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
Certain information required by Part III is omitted from this report on Form 10-K and is incorporated herein by reference to the Company’s definitive Proxy Statement for the Company’s next Annual Meeting of Stockholders (the “Proxy Statement”), which the Company intends to file pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days after December 31, 2022.
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
3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K. The following is a list of such Exhibits:
Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

3.2+	Amended and Restated Bylaws of the Registrant

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference)

4.2	Description of the Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

4.3*
Employment Offer Letter dated July 19, 2017 by and between Cutera, Inc. and Michael Karavitis (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022 and incorporated herein by reference)

4.4*
Change of Control and Severance Agreement dated February 1, 2018 by and between Cutera, Inc. and Michael Karavitis (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022 and incorporated herein by reference)

4.5*
Indenture, dated as of March 9, 2021, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on March 4, 2021 and incorporated herein by reference).

4.6*	Form of 2.25% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 on Form 8-K filed on March 4, 2021 and incorporated herein by reference).

4.7*
Indenture, dated as of May 27, 2022, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on May 31, 2022 and incorporated herein by reference).

4.8*	Form of 2.25% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 on Form 8-K filed on May 31, 2022 and incorporated herein by reference).

4.9*
Indenture, dated as of December 12, 2022, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on December 12, 2022 and incorporated herein by reference).

4.10*	Form of 4.00% Convertible Senior Notes due 2029 (filed as Exhibit 4.2 on Form 8-K filed on December 12, 2022 and incorporated herein by reference).

10.1*
Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019 and incorporated herein by reference)

10.2*	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference)

10.3
Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California (filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)

10.4*	Form of Performance Unit Award Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference)

10.5
First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2010 and incorporated herein by reference)

10.6*	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

10.7
Lease Termination Agreement dated July  6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.8
Second Amendment to Lease dated July  6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.9*
Employment Offer Letter dated June  22, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.10*
Change of Control and Severance Agreement dated July  8, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.11
Promissory Note dated April 21, 2020, between Cutera, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference)

10.12
Loan and Security Agreement, dated as of July 9, 2020, by and among Cutera, Inc., as borrower, and Silicon Valley Bank, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.13
Third Amendment to Lease by and between Cutera, Inc. and BMR-Bayshore Boulevard LP, successor-in-interest Gal-Brisbane, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.14*
Employment Offer Letter dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference)

10.15*
Change of Control and Severance Agreement dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference)

10.16
Indenture, dated as of March 9, 2021, between Cutera, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.17	Form of Capped Call Transaction Confirmation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.18
Amendment No. 1, dated March 4, 2021, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank ((filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference))

10.19*
Employment Offer Letter dated May 19, 2021 by and between Cutera, Inc. and J. Daniel Plants (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2021 and incorporated herein by reference)

10.20*
Change of Control and Severance Agreement dated May 19, 2021 by and between Cutera, Inc. and J. Daniel Plants (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021 and incorporated herein by reference)

10.21
Cutera, Inc. 2019 Equity Incentive Plan (amended and restated as of June 15, 2021) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021 and incorporated herein by reference)

10.22	ZO Medical and Cutera Agreement 5 Aug 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.23	ZO Skin Health Amendment 21 Aug 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.24	ZO Skin Health Amendment 25 Jan 2021 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.25	ZO Skin Health Amendment 14 Jun 2021 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.26
Amendment, effective January 1, 2022, to Distribution Agreement dated August 5, 2013, between Cutera Inc., and ZO Skin Health, Inc. (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated herein by reference)

10.27+	Third Amendment, dated May 24, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank.

10.28+	Fourth Amendment, dated August 10, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank.

10.29
Fifth Amendment, dated December 7, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference)

21.1+	List of Subsidiaries

23.1+	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan
+    Filed herewith
ITEM 16. FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the 7th day of April, 2023.

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

Signature	Title	Date

/s/ DAVID H. MOWRY	Chief Executive Officer and Director (Principal Executive Officer)	April 7, 2023
David H. Mowry

/s/ ROHAN SETH	Chief Financial Officer (Principal Financial and Accounting Officer)	April 7, 2023
Rohan Seth

/s/ J. DANIEL PLANTS	Executive Chairman of the Board of Directors	April 7, 2023
J. Daniel Plants

/s/ GREGORY A. BARRETT	Director	April 7, 2023
Gregory A. Barrett

/s/ JOSEPH E. WHITTERS	Director	April 7, 2023
Joseph E. Whitters

/s/ TIM J. O’SHEA	Director	April 7, 2023
Tim J. O’Shea

/s/ SHEILA A. HOPKINS	Director	April 7, 2023
Sheila A. Hopkins

/s/ JANET D. WIDMAN	Director	April 7, 2023
Janet L. Widman

/s/ JULIANE T. PARK	Director	April 7, 2023
Juliane T. Park