Form 10-K/A
period 2022-12-31
CUTERA INC
filed 2023-05-01
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.¨
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether registrant is a shell company (as defined in
Rule 12b-2
of the Act).    Yes  ☐    No  ☒

Auditor Firm:	Auditor Firm ID:	Auditor Firm Location:
BDO USA, LLP	243	San Francisco, California
The aggregate market value of the registrant’s common stock, held by non-affiliates
of the registrant as of June 30, 2022 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2022, was approximately $670 million.
The number of shares of Registrant’s common stock issued and outstanding as of March 31, 2023, was 19,785,107.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) on Form
10-K/A
amends Cutera, Inc.’s (the “Company,” “Cutera,” “we,” “us” or “our”) Annual Report on Form
10-K
for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2023 (the “Original
10-K”),
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
We are filing this Amendment to include Part III information in our Form
10-K
because a definitive proxy statement containing such information may not be filed by the Company within 120 days after the end of the fiscal year covered by the Form
10-K.
Pursuant to the SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certificates from the Company’s principal executive and financial officer and principal accounting officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certificates of the Company’s principal executive and financial officer and principal accounting officer are attached to this Amendment as Exhibits 31.3 and 31.4. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except for the changes to Part III and the filing of related certifications added to the list of Exhibits in Part IV, this Amendment makes no changes to the Original
10-K.
Unless otherwise stated, this Amendment does not reflect events occurring after the filing of the Original
10-K
or modify disclosures affected by subsequent events. Terms used but not otherwise defined in the Amendment have such meaning as ascribed to them in the Original
10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The table below lists the name, age and certain other information of each member of our Board of Directors (the “Board”) as of April 1, 2023. We have also included below a summary of the business experience of each of our Directors and their educational background, including a discussion of the qualifications, attributes and skills that led our Board to the conclusion that each of our Directors should serve as a Director of Cutera.

There are no family relationships among any of our Directors or executive officers.

Name	Age	Principal Occupation	Director Since
David H. Mowry(1)	60	Former Chief Executive Officer	2019
J. Daniel Plants(2)	56	Former Executive Chairperson, Cutera’s Board of Directors; Managing Partner, Voce Capital Management LLC	2015
Gregory A. Barrett(3)	69	Former President and Chief Executive Officer, DFINE, Inc.	2011
Sheila A. Hopkins(5)	67	Interim Chief Executive Officer, Former President, Global Vision Care for Bausch + Lomb	2021
Timothy J. O’Shea(4)(6)	70	Former Managing Director, Oxo Capital	2004
Juliane T. Park(6)	48	Former Chief Transformation Officer, Olaplex Inc.	2021
Joseph E. Whitters(4)	65	Former Executive Vice President and Chief Financial Officer, First Health Group Corp.	2019
Janet D. Widmann(6)	56	Chairperson of the Board; Former Chief Executive Officer, Kids Care Dental & Orthodontics	2021

(1)	Mr. Mowry ceased to be the Company’s Chief Executive Officer as of April 11, 2023.
(2)	Mr. Plants ceased to be the Company’s Executive Chairman as of April 11, 2023.
(3)	Member of the Compensation Committee.
(4)	Member of the Audit Committee.
(5)	Ms. Hopkins was appointed as the Company’s Interim Chief Executive Officer on April 11, 2023 and resigned from her committee positions on April 11, 2023.
(6)	Member of Governance and Corporate Responsibility Committee.

Directors

Gregory A. Barrett has served as a member of the Board since October 2011. Mr. Barrett also serves on the Board of Aqua Medical, Inc. From September 2013 to October 2016, Mr. Barrett was the President and Chief Executive Officer of DFINE, Inc., a private medical device company that was acquired by Merit Medical. Mr. Barrett was the Chairperson, President and Chief Executive Officer of BÂRRX Medical, Inc., from February 2004 through December 2012 until being acquired by Covidien, Inc. Prior to joining BÂRRX Medical, from January 2001 through August 2003, Mr. Barrett served as President and Chief Executive Officer of ACMI Corporation. Prior to ACMI, Mr. Barrett served as the Group Vice President at Boston Scientific Corporation where he oversaw 169 countries of their International businesses as well as had responsibility as the Group President for their Gastroenterology and Urology businesses. He has also held positions as, Vice President, Global Sales and Marketing at both Orthofix Corporation and Baxter Healthcare. Mr. Barrett holds a B.A. in Marketing from the University of Texas, Austin. The Company and the Board believe Mr. Barrett’s qualifications to serve on the Board include his more than 45 years of diverse experience in the medical device industry, including time as President and Chief Executive Officer of several medical device companies. Mr. Barrett has held various Board positions with Global Kinetics Inc., BTG Ltd, Softscope Medical, BaroSense, Monteris Medical, as well as Board positions with the companies in which he was employed. We believe Mr. Barrett is qualified to serve on our Board because of his training and qualifications and the skills and experience he has developed during his extensive career in the medical devices industry.

Sheila A. Hopkins has served as a member of our board of directors since May 2021. Ms. Hopkins was appointed Interim Chief Executive Officer of the Company in April 2023. Ms. Hopkins currently serves as a director for Prestige Consumer Healthcare, a role she has held since 2015, where she also serves on the Audit and Nominating & Corporate Governance Committees. Prior to 2015, Ms. Hopkins served as EVP and President, Global Vision Care for Bausch + Lomb, a healthcare company, from 2011 until her retirement in 2013. Prior to that, Ms. Hopkins spent 14 years at Colgate-Palmolive, a consumer products company, where she held several senior executive positions including Vice President and General Manager, Personal Care, and Vice President, Global Business Development from 1997 to 2011. Ms. Hopkins previously served on the board of directors of Warnaco Inc., a leading apparel company, from 2003 to 2013, and on the board of directors of the Consumer Healthcare Products. Ms. Hopkins has also held senior marketing and sales positions at Procter & Gamble and Tambrands. Ms. Hopkins earned a B.A. in History from Wellesley College. We believe that Ms. Hopkins is qualified to serve on our Board because of her experience in leadership roles at major consumer packaged goods and healthcare companies and her years of experience serving on public company boards of directors.

Timothy J. O’Shea has served as a member of the Board since April 2004. Mr. O’Shea was with OXO Capital from 2008 to 2014 serving as managing director. From 1995 to 2008, he served in a variety of management positions at Boston Scientific, including Corporate Vice President of Business Development from 2000 to 2008. Mr. O’Shea currently is an advisor or board member to several private healthcare companies. Mr. O’Shea holds a B.A. in history from the University of Detroit. We believe that Mr. O’Shea is qualified to serve on our Board because of his corporate marketing knowledge as well as his diverse experience in the medical device industry working for a large medical device company.

Juliane T. Park has served as a member of the Board since December 2021. Ms. Park served as Chief Transformation Officer of Olaplex Holdings, Inc., from March 2021 to April 2023, and was previously the Chief Strategy Officer at Hudson’s Bay Company, a global retailer from October 2018 to March 2020. She served as the Head of Merchandising at Bluemercury, a premium specialty beauty retailer from April 2016 to September 2018 and held various leadership roles in Merchandising at CVS Health, including Chief Merchant, Hispanic Formats and DMM, Front Store Healthcare from 2013 to 2016. Prior to CVS, Ms. Park served as a strategy consultant at McKinsey & Company, focusing on growth strategy within the consumer and retail sectors. Ms. Park earned an M.B.A. from the Tuck School of Business at Dartmouth, a J.D. from the University of Toronto, and a B.A. in Commerce from the University of Toronto. We believe that Ms. Park is qualified to serve as on our Board because of her experience in strategic leadership roles at global companies, her legal background and her years of experience as a management consultant and retail executive.

Joseph E. Whitters has served as a member of our Board since February 2019. He has been an advisor/consultant to Frazier Healthcare, a private equity firm, since 2005. From 1986 to 2005, Mr. Whitters served in various capacities with First Health Group Corp., a publicly traded managed care company, and for most of his tenure he served as the company’s Chief Financial Officer before his last role as an Executive Vice President. He also previously served as the Controller for United Healthcare Corp. from 1984 to 1986. Prior to that, Mr. Whitters served as the Manager of Accounting and Taxation for Overland Express, a publicly traded trucking company, and he began his career in public accounting with Peat Marwick (now KPMG). Mr. Whitters currently serves as a member of the board of directors of publicly-traded Accuray, Inc., where he serves as Chairperson of the Board and as a member of the board of directors of publicly-traded Spark Networks. Previously, Mr. Whitters served on the boards of directors and audit committees of various public companies, including Analogic Corporation, Air Methods Corporation, InfuSystem Holdings and PRGX Global, Inc. Mr. Whitters has also been an advisor or board member of several private companies. Mr. Whitters holds a B.A. in Accounting from Luther College. We believe Mr. Whitters is qualified to serve on our Board because of his business leadership skills and experience in building and running global financial organizations at listed companies will bring valuable expertise and perspective to the Board.

Janet D. Widmann has served as a member of the Board since December 2021 and as Chairperson of the Board since April 2023. Ms. Widmann is a member of the board of directors for Avista Corporation, a role she has held since July 2014, Acorn Health, a role she has held since April 2021, and is an advisor to Vida Health since September 2015. She served as President and CEO of Kids Care Dental and Orthodontics from 2016 to 2021. Prior to that, she held various executive roles, including as the Executive Vice President and Chief Executive, of Blue Shield of California from 2003 to 2015. Ms. Widman previously served on the board of directors of Versant Health, from 2016 to 2020 and the Bay Area Business Council, from 2013 to 2015, and a Governor appointee to the California Health Professions Education Foundation board of trustees from 2016 to 2019. She was also the Chief Operations Officer of Health Net’s dental and vision subsidiaries. Ms. Widmann earned an MHA from the University of Southern California, and a B.S. in Health Administration from California State University, Northridge. We believe Ms. Widmann is qualified to serve on our Board because she brings a strong background of executive leadership. Her experience as CEO and COO of private companies includes risk management and oversight, finance and investment banking, mergers and acquisitions, technology and cybersecurity, organizational development and human resources, innovation, economic development and customer service.

David H. Mowry was our Chief Executive Officer until April 2023. Mr. Mowry was appointed as a member of the Board on July 8, 2019, and continues to serve in this capacity. Prior to joining Cutera, from May 2016 to October 2018, Mr. Mowry served as President and Chief Executive Officer, as well as a member of the Board of Directors, of Vyaire Medical, a global leader in the respiratory diagnostics, ventilation, and anesthesia delivery and patient monitoring market segments. Prior to his assignment at Vyaire, Mr. Mowry served as Executive Vice President and Chief Operating Officer and member of the Board of Directors of Wright Medical Group N.V., a global medical device company focused on extremities and biologics products, from October 2015 to May 2016, and during this time period he was also a member of the Board of Directors of EndoChoice Holdings, Inc., a company focused on the manufacturing and commercialization of platform technologies relating to the treatment of gastrointestinal conditions. Prior to Mr. Mowry’s assignment at Wright Medical Group, he served as President and Chief Executive Officer and member of the Board of Directors of Tornier N.V. from February 2013 until October 2015, at which time Tornier and Wright Medical Group merged, and prior to that, as Chief Operating Officer of Tornier from 2011 to 2013. Within the spine industry, Mr. Mowry served as Vice President of Operations and Logistics at Zimmer Spine from February 2002 until October 2006. Mr. Mowry has held executive leadership positions over his thirty-year medical device career at Covidien plc, ev3, Inc. and Zimmer Spine, Inc. Mr. Mowry is on the Board of directors of Alphatec Holdings, Inc., a public medical technology company that designs, develops, and markets products for the surgical treatment of spine disorders. Mr. Mowry received a B.S. degree in Engineering from the United States Military Academy at West Point. We believe Mr. Mowry is qualified to serve on our Board because of his prior education and training, leadership qualities, including as former Chief Executive Officer of Cutera, and his 30 years of medical device industry experience, including 12 years of executive experience in managing major divisions and companies.

J. Daniel Plants was appointed Chairperson of the Board in October 2016 and has been a member of the Board since January 2015; he served as Executive Chairperson from May 2021 through April 2023. Mr. Plants previously served as a member of the board of directors of Calix, Inc. (NYSE: CALX), and Chairman of its Strategic Committee; and as a member of the board of directors of Argo Group International Holdings, Ltd (NYSE: ARGO), and Chairman of its Strategic Committee. Mr. Plants has been Managing Partner of Voce Capital Management LLC since 2009. Prior to founding Voce Capital Management, Mr. Plants held a number of positions at leading Wall Street firms, including executive roles in investment banking at Goldman Sachs and JPMorgan Chase, and as a corporate attorney with Sullivan & Cromwell. Mr. Plants cofounded The Bay Area Urban Debate League and served as its Vice Chairman from 2008 to 2012. Mr. Plants holds a Juris Doctorate degree from University of Michigan Law School and an undergraduate degree from Bal or University. We believe Mr. Plants’ qualifications to serve on our Board include his substantial experience as a strategic advisor and corporate attorney, as well as his role as the founder of a successful investment management firm and status as a significant Company stockholder, which bring valuable skills and perspective to the Board in the areas of finance, capital markets, strategy and corporate governance.

EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the Company’s executive officers during fiscal year 2022 as of April 1, 2023.

Name	Age	Position
David H. Mowry(1)	60	Director and Former Chief Executive Officer
J. Daniel Plants(2)	56	Director and Former Executive Chairperson
Rohan R. Seth	45	Chief Financial Officer
Michael A. Karavitis	53	Chief Technology Officer

(1)	Mr. Mowry ceased to be the Company’s Chief Executive Officer as of April 11, 2023.
(2)	Mr. Plants ceased to be the Company’s Executive Chairman as of April 11, 2023.

Please see Part III, Item 10, above, for David H. Mowry’s and J. Daniel Plants’ biographies.

Rohan Seth has served as our Chief Financial Officer since August 2020. Prior to serving as CFO, from February 2019 to February 2020, Mr. Seth served as Vice-President of Finance for the Global Orthopaedics Franchise at Smith and Nephew. Prior to his assignment at Smith & Nephew, from July 2015 to January 2019, Mr. Seth was the Head of Finance for the U.S. Surgical division of Alcon Labs, a global leader in cataract, vitreoretinal and LASIK surgery. Prior to Alcon, Mr. Seth held several positions of increasing responsibility at Stryker Corporation, a global medical device leader, over a period of nine years from July 2006 to July 2015, including Sr. Director, Financial Planning and Analysis and Controller, Stryker Europe. Prior to his roles at Stryker, Mr. Seth worked at Whirlpool Corporation from June 2003 to July 2006. Mr. Seth received his Master of Business Administration degree from the University of Notre Dame after graduating from the University of Mumbai with a Bachelor of Commerce. He is also Chartered Accountant from the Institute of Chartered Accountants of India.

Michael Karavitis has served as our Chief Technology Officer since August 2017. Mr. Karavitis directs research and development activities ranging from early phase R&D all the way through product development. Previous to this role, Mr. Karavitis served as Vice President of Research and Development of Cutera from 2012 to 2015. Under his leadership, Cutera released multiple innovative platforms, as well as product line extensions including Enlighten (the world’s first dual wavelength, dual pulse duration picosecond aesthetic laser) and Excel HR. In addition to starting his own company, Femtoblanc Inc., Mr. Karavitis has led various teams of engineers and scientists at a number of successful early to mid-stage companies, including LenSx (acquired by Alcon), Newport Corporation and Intralase Corporation (acquired by Advanced Medical Optics). Mr. Karavitis graduated with a B.S. in Chemistry from Indiana University, and completed his M.S. and Ph.D. in Chemical and Material Physics at the University of California, Irvine. He is the named inventor in 10 U.S. patents, and is the author of 17 publications in peer-reviewed journals.

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

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Exchange Act and the NASDAQ listing standards. Compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the NASDAQ listing standards.

Our Board has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of the directors, other than David H. Mowry, our former Chief Executive Officer, J. Daniel Plants, our former Executive Chairperson, and Sheila A. Hopkins, our Interim Chief Executive Officer, satisfy the current “independent director” standards established by NASDAQ.

Board Leadership Structure

The roles of Chairperson of the Board and Chief Executive Officer are filled by separate individuals. Janet D. Widmann was appointed to be Chairperson in April 2023 contemporaneously with the termination of Mr. Plants as Executive Chairman. We believe that it is important that the Board retain flexibility to determine whether these roles should be separate or combined based upon the Board’s assessment of our needs and our leadership at a given point in time. As such, the Board does not have a policy mandating the separation of the roles of Chairperson and Chief Executive Officer, though one can be established by the Board. Our Board believes that the separation of the offices of the Chairperson and Chief Executive Officer is appropriate at this time because it allows our Chief Executive Officer to focus primarily on our business strategy, operations and corporate vision. Our Board elects our Chairperson and Chief Executive Officer, and each of these positions may be held by the same person or by different people.

We believe that independent and effective oversight of our business and affairs is essential. In May of 2021, with Mr. Plants’ shift from non-executive Chairperson to Executive Chairperson, the Board appointed Gregory A. Barrett as lead independent director. Mr. Barrett has extensive knowledge of the Company having served on our Board, as chair of its Compensation Committee, and as a member of its Governance and Corporate Responsibility Committee. Also, Mr. Barrett has served on the boards of, and as President and Chief Executive Officer of, several other medical device companies where he was in position of leadership. Mr. Barrett is not an employee of the Company and not related to any employee of the Company, and as a result, is free from the conflict of interest that exists in non-independent directors. Based on the above, we believe Mr. Barrett has the experience and leadership skills to effectively fulfill the duties and responsibilities of the Lead Independent Director role.

We expect that we will cease having a lead independent director at some point in the near future now that we have an independent Chairperson.

As described in more detail below, the Board currently has three standing committees: an Audit Committee, a Compensation Committee, and a Governance and Corporate Responsibility Committee. As deemed advisable by the Board, various ad hoc committees may be established from time to time to accomplish a specific goal or purpose and cease to exist when that goal or purpose is realized. The Chairperson, Lead Independent Director and each member of all committees are independent directors. The Board delegates substantial duties and responsibilities to each committee. The committees make recommendations to the Board and report regularly to the Board on their activities and any actions they have taken. We believe that our independent Board committees and their chairpersons are an important aspect of our Board leadership and governance structure.

Lead Independent Director’s Role

During 2022, the lead independent director’s responsibilities included:

•	Presiding at meetings of the Board at which the Chairperson is not present, including executive sessions of the independent directors;

•	Convening executive sessions of the independent Directors to assess Chief Executive Officer performance;

•	Organizing and leading the Board’s evaluation of the Chief Executive Officer; and

•	Having the authority to call meetings of the independent directors.

Risk Oversight and Analysis

Risk is inherent with every business, and we face a number of risks, including strategic, financial, business and operational, political, regulatory, legal and compliance, and reputational. We have designed and implemented processes to manage risk in our operations. Our management team is responsible for managing the risks we face in the ordinary course of operating our business. The Board oversees potential risks and our risk management activities by receiving operational and strategic presentations from management which include discussions of key risks to our business.

Our Board believes that open communication between management and our Board is essential for effective risk management and oversight. Our Board meets with our Chief Executive Officer and other members of the senior management team at meetings of our Board, where, among other topics, they discuss strategy and risks facing the Company, as well as at such other times as they deem appropriate.

Our senior management team is responsible for risk management of the Company. While our Board has the ultimate oversight of risk management, various committees of the Board support the Board in its fulfillment of this responsibility. For example, our Audit Committee assists the Board in its risk oversight function by reviewing and discussing with management our system of disclosure controls and our internal controls over financial reporting risks associated with our cash investment policies, risks related to regulatory matters, and evaluating and advising on other matters. Excessive risk-taking has been discouraged at the Company. The Compensation Committee takes into account risk management, and attempts to minimize risk, when determining compensation. The Governance and Corporate Responsibility Committee assists the Board in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, governance, membership and structure. In 2022, the Board dissolved its Enterprise Risk Committee. The Board believes that matters previously handled by the Enterprise Risk Committee will be overseen by the Audit Committee and the Governance and Corporate Responsibility Committee.

Board Meetings and Committees

Our Board has three standing committees: the Audit Committee, the Compensation Committee, and the Governance and Corporate Responsibility Committee. The membership during the last fiscal year, and the function of each of the committees, are described below.

Name of Director	Audit Committee		Compensation Committee		Governance and Corporate Responsibility Committee
Non-Employee Directors:
Gregory A. Barrett			X	*
Timothy J. O’Shea	X				X	*
Juliane T. Park	X				X
Joseph E. Whitters	X	*
Janet D. Widmann			X		X
Employee Directors:
David H. Mowry
J. Daniel Plants
Sheila A. Hopkins(1)

Number of Meetings Held During the Last Fiscal Year	11		7		5

X	= Committee member
*	= Chairperson of Committee
(1)

Ms. Hopkins previously served on the Audit Committee and Compensation Committee. Ms. Hopkins resigned from her positions on the Audit Committee and Compensation Committee concurrently with her appointment as Interim CEO on April 11, 2023.

Audit Committee. The Audit Committee oversees the Company’s accounting and financial reporting processes and the audits of its financial statements. The Audit Committee operates under a written charter adopted by the Board and a copy of the charter can be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com. In this role, the Audit Committee monitors and oversees the integrity of the Company’s financial statements and related disclosures, the qualifications, independence, and performance of the Company’s Independent Registered Public Accounting Firm, and the Company’s compliance with applicable legal requirements and its business conduct policies. Our Board has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the NASDAQ rules and the independence requirements of the SEC. Joseph E. Whitters serves as a member of the Board and Chairperson of the Audit Committee. Our Board has determined that Mr. Whitters qualifies as an “audit committee financial expert” as defined in the SEC rules.

Compensation Committee. The Compensation Committee establishes compensation for our Chief Executive Officer, Executive Chairperson and the other executive officers and administers the Company’s 2019 Equity Incentive Plan, which is an amendment and restatement of 2004 Equity Incentive Plan. Each member of the Compensation Committee meets the requirements for independence for compensation committee members under the NASDAQ listing standards and SEC rules and regulations, including Rule 10C-1 under the Exchange Act. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee has a written charter, which was adopted by our Board, and can be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com.

Governance and Corporate Responsibility Committee. The Governance and Corporate Responsibility Committee reviews and makes recommendations to the Board on matters concerning environmental, social, corporate governance, Board composition, identification, evaluation and nomination of director candidates, Board committees, Board compensation, and conflicts of interest. The Committee also has oversight on key environmental policies such as those relating to sustainability and climate change and social issues such as the Company’s progress on diversity, equity, and inclusion initiatives. Each member of our Governance and Corporate Responsibility Committee meets the requirements for independence under the NASDAQ listing standards and SEC rules and regulations. The Governance and Corporate Responsibility Committee has a written charter, which was adopted by our Board and can be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com.

Meetings Attended by Directors

Each of the directors attended at least 75% of the meetings of the Board or committee(s) on which he or she served during 2022.

The directors of the Company are encouraged to attend the Company’s Annual Meeting of Stockholders each year. In 2022, all of our directors at the time attended the Company’s Annual Meeting of Stockholders virtually through the internet or telephonically.

Process for Recommending Candidates for Election to the Board of Directors

Director Qualifications. The Governance and Corporate Responsibility Committee considers the appropriate balance of experience, skills and characteristics required of members of the Board. While the Governance and Corporate Responsibility Committee has not formalized specific minimum qualifications they believe must be met by a candidate to be recommended by the independent members, the Governance and Corporate Responsibility Committee believes that candidates and nominees must reflect a Board that is comprised of directors who will increase overall Board effectiveness and enhance long-term stockholder value, and meet other requirements as may be required by applicable rules, such as financial literacy or financial expertise with respect to Audit Committee members. Candidates and nominees should have the highest professional and personal ethics and values, and conduct themselves consistent with our Code of Ethics.

The Company is currently in compliance with all applicable laws, and rules related to diversity, and the Governance and Corporate Responsibility Committee will continue to monitor the Company’s compliance. The Board’s diversity data is discussed below under Board Diversity, as required by the NASDAQ rules.

Stockholder Nominations and Recommendations. Our bylaws set forth the procedure for the proper submission of stockholder nominations for membership on our Board. In addition, the Governance and Corporate Responsibility Committee may consider properly submitted stockholder recommendations (as opposed to formal nominations) for candidates for membership on the Board. A stockholder may make such a recommendation by submitting the following information to our Senior Vice President, General Counsel & Corporate Secretary at 3240 Bayshore Blvd., Brisbane, California 94005-1021 no later than the 2024 nomination deadline:

•	the candidate’s name;

•	home and business contact information;

•	detailed biographical data, relevant qualifications, professional and personal references;

•	information regarding any relationships between the candidate and Cutera within the last three years; and

•	evidence of ownership of Cutera stock by the recommending stockholder.

Identifying and Evaluating Director Nominees. Typically, new candidates for nomination to the Board are suggested by existing directors or by our executive officers, although candidates may initially come to our attention through professional search firms, stockholders, or other persons. The Governance and Corporate Responsibility Committee carefully reviews the qualifications of any candidates who have been properly brought to its attention. Such a review may, in the Governance and Corporate Responsibility Committee’s discretion, include a review solely of information provided to the Governance and Corporate Responsibility Committee or may also include discussion with persons familiar with the candidate, an interview with the candidate, or other actions that the Governance and Corporate Responsibility Committee deems proper. The Governance and Corporate Responsibility Committee considers the suitability of each candidate, including the current members of the Board, in light of the current size and composition of the Board. In evaluating the qualifications of the candidates, the Governance and Corporate Responsibility Committee considers many factors, including, experience, issues of character, judgment, diversity, independence, integrity, expertise, length of service, and other commitments. In addition, the Governance and Corporate Responsibility Committee takes into account professional experience, skills and background in considering and evaluating candidates. Although diversity is one factor considered in the nomination process, the Company does not have a formal policy relating to diversity except as required by applicable law. The Governance and Corporate Responsibility Committee and the Board consider diversity (including gender, race, and ethnicity) among other qualifications, experience, attributes or skills in its process of identifying and evaluating candidates to be nominees to the Board. The Governance and Corporate Responsibility Committee evaluates such factors, among others, and does not assign any particular weighting or priority to any of these factors. Candidates properly recommended by stockholders are evaluated by the Governance and Corporate Responsibility Committee using the same criteria as other candidates. Candidates are not discriminated against on the basis of race, gender, religion, national origin, sexual orientation, disability or any other basis proscribed by law.

Communications with the Board by Stockholders

Stockholders wishing to communicate with the Board or with an individual Board member concerning the Company may do so by writing to the Board, or to the particular Board member, and mailing the correspondence to: Attention: Board, c/o Senior Vice President, General Counsel & Corporate Secretary, Cutera, Inc., 3240 Bayshore Blvd., Brisbane, California 94005-1021. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to us or our business, or is inappropriate. The Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications. The Board will endeavor to promptly respond to all appropriate communications and encourages all stockholders and interested persons to use the aforementioned email and mailing address to send communications relating to our business to the Board and its members.

Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics (the “Code”) for all executive officers and other employees, agents and representatives. The Code is designed to deter wrongdoing and to promote honest, ethical, and socially and environmentally responsible conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications made by us; compliance with applicable governmental laws, rules and regulations; the prompt internal reporting of violations of the Code to an appropriate person or persons identified in the Code; and accountability for adherence to the Code. A copy of the Code is available on the Investors page, under the Corporate Governance section of our website at www.cutera.com. Any change to, or waiver from, the code will be disclosed as required by applicable securities laws.

Hedging Policy

According to our Insider Trading Compliance Program, employees of the Company, including, but not limited to, our executive officers and directors, are strongly discouraged from investing in derivatives of the Company’s securities. This includes, but is not limited to, trading in put or call options related to securities of the Company or otherwise hedging or offsetting any decrease in the market value of securities.

Compensation Committee Interlocks and Insider Participation

Currently, our Compensation Committee consists of Gregory A. Barrett and Janet D. Widmann. No current or expected member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

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

Succession Planning

Succession planning is a top priority for the Board and our management team. In the fourth quarter of 2022, the Board determined that it should replace the then Chief Executive Officer and began a process of negotiating with our then Executive Chairman, Mr. Plants, about assuming that role. Ultimately, the Board was unsuccessful at structuring an arrangement with Mr. Plants that the Board believed would serve the interests of the Company and its shareholders and turned to alternative candidates.

In February 2023, the Board established a committee to identify and evaluate potential new CEO candidates. In April 2023, the Board determined to terminate Mr. Mowry as the Company’s CEO and named Ms. Hopkins as Interim CEO.

More generally, the Governance and Corporate Responsibility Committee, pursuant to the committee’s charter, has the responsibility for Chief Executive Officer and senior management succession planning. The committee is tasked with doing so in the context of the challenges and opportunities facing us, of the skills and expertise likely to be required by us in the future and of the benefits of diversity in its widest sense. These processes enable the Board to address both long-term, planned occurrences, such as retirement or change in roles, as well as short-term unexpected events.

Environmental, Sustainability and Corporate Social Responsibility

Corporate responsibility and sustainability are important to Cutera and guide our actions as a company. We have always focused on delivering strong financial results, but we are committed to doing so in a way that respects the communities and environments in which we operate. In 2022, we engaged in a wide dialogue with investors on a variety of matters, including among other things, around their growing interest in environmental, social and governance (“ESG”) performance and the impact on financial results. Since our last annual meeting, we have formalized, updated, and disclosed several new initiatives, including our Anti-Corruption Employee Attestation, Enterprise-Level Environmental Policy, Enterprise-Level Human Rights Policy, Occupational Health and Safety Policy, Supplier Environmental Policy, and Vendor Code of Conduct, which can all be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com. We believe these policies help codify and provide additional transparency into our commitment to corporate social responsibility and our environmental and sustainability initiatives. In addition to directly positively impacting Cutera and our employees, some of these policies relate to our suppliers and vendors. We feel this helps ensure our impact in the communities and environments in which we operate is positive.

Cyber and Information Security and Data Protection

Cyber and information security are key considerations for our enterprise risk management framework. We have adopted a cyber and information security policy. We also maintained our cyber security training program that all employees and contractors must complete twice annually.

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

Based solely on our review of the copies of such forms received by us, or written representations from our executive officers, directors and 10% stockholders, we believe that during our fiscal year ended December 31, 2022, all Section 16(a) filing requirements were satisfied on a timely basis, with the exception of the following reports:

Name	Transaction date	Filing Date
David H. Mowry	February 20, 2022	April 5, 2022
J. Daniel Plants	February 20, 2022	April 5, 2022
Rohan R. Seth	February 20, 2022	April 5, 2022
Michael Karavitis	February 20, 2022	April 5, 2022

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program and philosophy, the decisions the Compensation Committee of our Board made under this program during 2022 and the factors considered in making those decisions. The Compensation Committee has the principal responsibility for establishing, implementing and continually monitoring adherence to our compensation philosophy and objectives. The Compensation Committee’s duties include evaluating the performance and advising the Board on the compensation of our Chief Executive Officer and setting the compensation of our other executive officers. This CD&A focuses on the compensation of our Named Executive Officers for 2022:

Our named executive officers (“Named Executive Officers”) during fiscal 2022, were:

•	David H. Mowry, Chief Executive Officer(1);

•	Rohan Seth, Chief Financial Officer;

•	J. Daniel Plants, Executive Chairman(2); and

•	Michael Karavitis, Executive Vice President, Chief Technology Officer.

(1) Mr. Mowry ceased to be the Company’s Chief Executive Officer as of April 11, 2023.

(2) Mr. Plants ceased to be the Company’s Executive Chairman as of April 11, 2023.

Executive Compensation Program Philosophy and Process

Our Compensation Committee reviews the compensation of our executive officers, including our Named Executive Officers and strikes a balance between fixed base pay and pay-for-performance programs that tie compensation directly to specific business goals and management objectives. Our Compensation Committee designs our executive compensation program to support our near-term financial and strategic objectives and promote the long-term growth of our Company.

Our executive compensation program aims to recruit and retain key executive officers responsible for our success and to help motivate these executive officers to enhance long-term stockholder value. To achieve these ends, the Compensation Committee’s executive compensation decisions are based on the following principal objectives:

•	Supporting our key financial and strategic goals that relate to our corporate performance;

•	Aligning the interests of our executive officers with the interests of our stockholders;

•	Providing a total compensation package that is competitive and enables us to attract, motivate, reward and retain talented executive officers and employees;

•

Based, in large part, on pay-for-performance principles, such that changes in our revenue, operating results, product launches, and stock price, all significantly affect the compensation of our executive officers; and

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

Advisory Vote on Named Executive Officer Compensation

We believe that it is important for our stockholders to have an opportunity for an advisory vote on Named Executive Officer compensation on an annual basis as a means to express their views regarding our executive compensation program and philosophy, our compensation policies and programs, and our decisions regarding executive compensation. The Compensation Committee considers the outcome of the annual “Say-on-Pay” advisory vote when making decisions regarding our executive compensation program. At the Company’s 2022 annual meeting of stockholders, approximately 99% of the votes cast on the “Say-on-Pay” advisory vote, excluding broker non-votes, were cast in favor of approving the compensation of our Named Executive Officers. The Board and the Compensation Committee viewed the outcome of the “Say-on-Pay” vote as indicative that a significant majority of our stockholders view that the Compensation Committee’s approach to executive compensation favorably.

Our stockholder engagement efforts, including ongoing conversations between management and Board members and stockholders on a variety of matters, reflect our commitment to strong corporate governance and our goal of seeking input directly from our stockholders, which we believe allows us to better understand our stockholders’ perspectives. As a result of the Compensation Committee’s evaluation of the results of the “Say-on-Pay” vote, the feedback received from stockholders and the advice from the Compensation Committee’s compensation consultant, the Compensation Committee determined that significant changes to the design of our executive compensation and equity programs were not warranted at this time.

Competitive Positioning

In developing, reviewing, and approving the annual compensation for our Named Executive Officers, the Compensation Committee, with the assistance of its compensation consultant, develops and maintains the Peer Group from which to gather competitive market data. After consulting with Compensia, the Compensation Committee approved the following set of selection criteria for determining the companies to comprise the Peer Group:

(i) U.S.-based companies with a primary focus on health care equipment and supplies;

(ii) Annual revenue generally between 0.4 times to 2.5 times that of Cutera;

(iii) Market capitalization generally between 0.25 times to 4.0 times that of Cutera; and

(iv) Secondary focus on parameters including peer business model and complexity, international presence, headcount and location.

In November 2021, in connection with the development of additional compensation assessments that the Compensation Committee requested related to executive compensation and our Named Executive Officer compensation levels, the Compensation Committee, after consulting with Compensia, updated the Peer Group based on the selection criteria referenced above to include the following companies:

Accuray	CryoLife	SI-BONE

Alphatec Holdings	Intersect ENT	Sientra

AngioDynamics	iRhythm Technologies	Tactile Systems Technology

Anika Therapeutics	Lantheus Holdings	Vapotherm

AtriCure	LeMaitre Vascular	ViewRay

AxoGen	NanoString Technologies

Cardiovascular Systems	SeaSpine Holdings

The Compensation Committee also reviewed a separate competitive market analysis for our Executive Chairperson, which analyzed how Executive Chairpersons in the broader technology and life science market are paid relative to Chief Executive Officers at their companies.

We do not believe that it is appropriate to make compensation decisions, whether regarding base salaries or short-term or long-term incentive compensation, solely based upon benchmarking to a peer or other representative group of companies. However, the Compensation Committee believes that information regarding the compensation practices at other companies is useful in at least two respects. First, the Compensation Committee recognizes that our compensation policies and practices must be competitive in the marketplace. Second, this information is useful in assessing the reasonableness and appropriateness of individual executive compensation elements and of our overall executive compensation packages. This information is only one of several factors that the compensation committee considers, however, in making its decisions with respect to the compensation of our executive officers.

Compensation Consultant

The Compensation Committee engages a compensation consultant periodically based on the need for additional guidance resulting from changes in our Named Executive Officers’ roles and responsibilities, our corporate profile relative to our peers (e.g., type of business, market capitalization, annual revenue, profitability, etc.), Named Executive Officer turnover, and other factors as determined by our Compensation Committee. The Compensation Committee has engaged Compensia, a national compensation consulting firm, periodically to advise it on various compensation matters related to our Named Executive Officers, the Board, and other members of senior management.

In 2021 and 2022, in connection with the Company’s development of recommended pay levels and structures for our Named Executive Officers, the Compensation Committee directed Compensia to perform the following activities:

•	Evaluate and develop a group of public companies that would be suitable to use as a Peer Group;

•

Gather competitive market data with respect to the compensation of both directors and executive officers of the Peer Group and at comparably sized/valued companies in the broader technology and life science markets;

•

Assess elements of our Named Executive Officers’ compensation including base salary, target annual cash bonus, target total cash compensation and annual equity grant values relative to the practices at the Peer Group and in the broader competitive market; and

•

Review and provide input to the Compensation Committee on the Company’s recommended adjustments for cash-based and equity-based compensation for our directors and Named Executive Officers, including pay levels and pay structures (such as short-term and long-term variable compensation components).

Based on the consideration of the factors specified in the rules of the SEC and the listing standards of Nasdaq, and a review of these factors for 2022, the Compensation Committee determined that its relationship with Compensia and the independent work of Compensia on behalf of the Compensation Committee does not raise any conflict of interest. The Compensation Committee reviews the compensation consultant’s independence annually.

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

*  We provide our sales executives with a car allowance given their extended use of a vehicle other than simply commuting to and from the office in Brisbane.

✓ Independent Compensation Advisor: The Compensation Committee selects and engages its own independent advisor to evaluate compensation on an annual basis.	☒ No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses. Bonuses are contingent on the achievement of key strategic Company goals.

✓ Stock Ownership Guidelines: Our Named Executive Officers, members of senior management, and the non-employee members of our Board are subject to stock ownership guidelines equal to a multiple of their respective annual base salaries (3x for our Chief Executive Officer and 1x for other Named Executive Officers and members of senior management) or Board service retainers (3x for directors).

☒ No Excise Tax Gross-Ups: We do not provide any tax reimbursement payments or “gross-ups” payments in connection with any excise taxes that are imposed in connection with any change in control payments or benefits.

✓ Competitive and market based compensation: We pay fair and reasonable compensation that allows us to attract, motivate, retain and reward the key employees whose knowledge, skills and performance are necessary for our future growth and success.

✓ Compensation Recovery (“Clawback”) Policy: Our Clawback Policy, which covers all executive officers, allows for recovery of performance-based compensation in certain circumstances, including a Named Executive Officer’s intentional misconduct.

2022 Compensation Overview

When designing our 2022 executive compensation program, the Compensation Committee considered the program philosophy and objectives set forth above and the intense competition for executive talent within the medical device industry and the broader technology industry in Silicon Valley, California.

Executive Officer Compensation

The objectives of our executive officer compensation program are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills through competitive base salary, annual cash bonus incentives, long-term equity incentive compensation, and various benefits generally available to employees of the Company.

Compensation Components

Our Named Executive Officers are compensated with cash, short-term incentives and long-term incentive in the form of equity awards, and other customary employee benefits.

Cash Compensation

Cash compensation consists of:

•	Base salary;

•	Discretionary spot bonus; and

•	Participation in a Management Bonus Program for non-sales employees (the “Management Bonus Program”).

Our cash compensation goals for our Named Executive Officers are based upon a number of principles, including:

•

Although we do not believe that it is appropriate to make compensation decisions upon any type of benchmarking to a peer or other representative group of companies, the compensation committee believes that information regarding the compensation practices at other companies is useful in at least two respects. First, the compensation committee recognizes that our compensation policies and practices must be competitive in the marketplace. Second, this information is useful in assessing the reasonableness and appropriateness of individual executive compensation elements and of our overall executive compensation packages. This information is only one of several factors that the compensation committee considers, however, in making its decisions with respect to the compensation of our Named Executive Officers. Additional considerations include:

•	Base salary should reflect the individual’s experience (in both the role he or she is performing, and the aesthetics industry more broadly), performance, and potential; and

•

The amount of bonuses payable to our Named Executive Officers should be based on corporate performance measures established by the Compensation Committee and approved by our Board that align the bonus payment with the achievement of specified goals contained in our annual operating plan that are intended to enhance long-term stockholder value.

Base Salary

We believe that a competitive base salary is a necessary element of our executive compensation program, so that we can attract and retain a world class management team that is focused on building a sustainable enterprise for the future. The Compensation Committee seeks to set competitive base salaries, comparable to market standards, that are equitable across the executive team based on level of impact and contributions.

The Compensation Committee reviews the base salaries of our executive officers, including our Named Executive Officers, annually and makes adjustments to their base salaries as it determines to be necessary or appropriate.

In 2022, the Compensation Committee reviewed the base salaries of our executive officers, including our Named Executive Officers, taking into consideration a competitive market analysis performed by Compensia, as well as the other factors described above. Following this review, the Compensation Committee set the base salaries of our executive officers for 2022 at levels that it believed were appropriate to maintain their competitiveness.

The base salaries paid to our named executive officers were as follows:

Named Executive Officer	2021 Base Salary	2022 Base Salary (1)	Percentage Adjustment
Mr. Mowry	$670,000	$696,800	4.0%
Mr. Plants	$250,000	$260,000	4.0%
Mr. Seth	$360,500	$390,000	8.2%
Mr. Karavitis	$431,600	$457,496	6.0%

(1)	Effective July 1, 2022.

The base salaries paid to our named executive officers for 2022 are also set forth in the “2022 Summary Compensation Table” below.

Management Bonus Plan

We use annual cash bonuses to motivate our executive officers, including our Named Executive Officers, to achieve our short-term financial and operational objectives while making progress towards our longer-term growth and other goals. Consistent with our executive compensation philosophy, these annual cash bonuses are intended to help us to deliver a competitive total direct compensation opportunity to our executive officers. Annual cash bonuses are entirely performance-based, are not guaranteed, and may vary materially from year-to-year.

Typically, the Compensation Committee establishes target cash bonus opportunities pursuant to a formal cash bonus plan that measures and rewards our executive officers for our actual corporate performance over our fiscal year. The cash bonus plan is designed to pay above-target cash bonuses when we exceed our annual corporate objectives and below-target cash bonuses when we do not achieve these objectives. The Compensation Committee, also from time to time, may award one-time discretionary bonuses based on extraordinary individual performance outside of corporate-wide performance objectives.

In 2022, the Compensation Committee, determined to award cash bonus opportunities to our executive officers, including our Named Executive Officers, pursuant to the 2022 Management Bonus Plan. Under the 2022 Management Bonus Plan, our Board had the authority to select the performance measures and related target levels applicable to the target cash bonus opportunities for our executive officers.

Target Cash Bonus Opportunities

For 2022, the target cash bonus opportunities were designed to reward our Named Executive Officers based on our overall financial and operational performance and were established after the Compensation Committee consulted with its compensation consultant. As in prior years, the Compensation Committee determined that the target cash bonus opportunities for the Named Executive Officers should be determined as a percentage of their base salary. The target cash bonus opportunities are reviewed annually by the Compensation Committee and are based on several factors, including the scope of the Named Executive Officers’ performance, contributions, responsibilities, experience, prior years’ target cash bonus and market conditions. In 2022, the Compensation Committee did not make any changes to our Named Executive Officers’ target cash bonus opportunities.

For 2022, the target cash bonus opportunities for each of our Named Executive Officers under the 2022 Management Bonus Plan were as follows:

Named Executive Officer	2022 Target Cash Bonus Opportunity (as a percentage of base salary)	2022 Target Cash Bonus Opportunity
Mr. Mowry	100%	$696,800
Mr. Plants(1)	38.5%	$100,000
Mr. Seth	50%	$195,000
Mr. Karavitis	60%	$274,498

(1)	Mr. Plants’ target cash bonus opportunity was set as a fixed dollar amount of $100,000 per his employment agreement. Mr. Plants’ annual base salary for 2022 was $260,000.

The target cash bonus opportunities of our executive officers, including our Named Executive Officers, were weighted 100% on corporate performance objectives. The Compensation Committee determined this allocation to be appropriate to focus our executive officers on our short-term financial objectives as reflected in our annual operating plan.

Corporate Performance Measures-related:

For 2022, the Compensation Committee established the following corporate performance measures for determining the bonuses payable to our Named Executive Officers, and the overall weighting of each corporate performance measure, as follows:

1) 2022 Revenue measured against a pre-established target amount	60%
2) 2022 Non-GAAP Gross Margin measured against a pre-established target amount(1)	15%
3) 2022 Non-GAAP Adjusted EBITDA measured against a pre-established target amount(1)	25%

(1)

For a full reconciliation for Non-GAAP Gross Margin and Non-GAAP Adjusted EBITDA to the most directly comparable financial measure stated in accordance with GAAP, please see our Current Report on Form 8-K filed with the SEC on February 28, 2023.

Our Board believed that these corporate performance measures aligned the Named Executive Officers’ bonus payment with the achievement of our annual operating goals, which would enhance long-term stockholder value creation.

The Compensation Committee weighted each corporate performance measure as set forth above, such that the given percentage of the bonus was “at risk” based on the level of achievement of the specific performance measure. Performance achievement of each of the specific performance measures was based on a sliding scale. With respect to the Revenue performance measure, the applicable payout scaled linearly from 50% to 100% between 90% of the target Revenue attainment goal and 100% of the target Revenue attainment goal, and the applicable payout scaled linearly between 100% and 200% between 100% of the target Revenue attainment goal and 140% of the target Revenue attainment goal. With respect to the Gross Margin performance measure, the applicable payout scaled linearly from 50% to 100% between 95% of the target Gross Margin attainment goal and 100% of the target Gross Margin attainment goal, and the payout scaled linearly between 100% to 200% between 100% of the target Gross Margin attainment goal and 117% of the target Gross Margin attainment goal. With respect to the Adjusted EBITDA performance measure, the applicable payout scaled linearly from 50% to 100% between 80% of the target Adjusted EBITDA attainment goal and 100% of the target Adjusted EBITDA attainment goal, and the payout scaled linearly from 100% to 200% between 100% of the target Adjusted EBITDA attainment goal and 250% of the Adjusted EBITDA attainment goal. No payout would be issued with respect to a corporate performance measure if the level of achievement of the applicable attainment goal was 50% or below.

2022 Performance Results and Bonus Decisions

In 2023, the Compensation Committee determined that our actual achievement with respect to the corporate performance measures under the 2022 Management Bonus Plan was as follows:

Corporate Performance Measure	Degree of Achievement of Performance Measure	Weighted Payout based on Degree of Achievement of Performance Measure
Revenue	88%	70%
Gross Margin	96%	88%
Adjusted EBITDA	0%	0%

As a result of our performance in 2022 with respect to each corporate performance measure, the overall payout under the 2022 Management Bonus Plan with respect to each Named Executive Officer was equal to 55.1% of the applicable annual target cash bonus opportunity. Accordingly, bonuses under the 2022 Management Bonus Plan were paid in April 2023 in the following amounts to each of our Named Executive Officers:

Named Executive Officers	Annual Cash Bonus Paid for 2022
Mr. Mowry	$383,937
Mr. Plants	$55,100
Mr. Seth(1)	$107,445
Mr. Karavitis	$151,248

(1)	In addition to his bonus pursuant to the management bonus plan, Mr. Seth received a one-time discretionary cash bonus of $87,555 for his financial and operating achievements in 2022.

Long-Term Incentive Compensation

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

•

Actual awards also tie to recommendations from our Chief Executive Officer and other management, competitive compensation market data (as described above), internal pay equity based on the impact on our business and performance; and existing equity holdings including unvested equity for each Named Executive Officer.

There is no predetermined formula or weighting of these factors. Instead, our Compensation Committee considers all of this information in light of our business objectives.

Equity Awards

Under our 2019 Equity Incentive Plan, we generally grant RSU awards, PSU awards, and options to our executive officers, employees and the non-employee members of our Board. We grant annual equity awards to our Named Executive Officers and certain members of management with a vesting start date of January 1. All awards are subject to a minimum one-year vesting period from the date of grant. Awards with time-based vesting, such as RSU awards and options, typically vest as to 25% of the shares subject to the award after the first twelve months of service and in equal quarterly installments thereafter with full vesting in four years. Awards with performance-based vesting typically vest contingent on achievement of corporate goals or other financial targets set as of the grant date, with 50% of the shares subject to the award vesting after the first twelve months of service and 50% vesting on the second anniversary of the grant date. Aside from our annual equity awards practices, the Compensation Committee approves equity awards to new and recently hired or promoted employees once each quarter at the Compensation Committee meeting with the grant date fair value to be calculated as of the date of the award.

Summary of Equity Award Grants

a)

Mr. Mowry was granted equity awards with a grant date fair value of $1,530,185 in 2022, compared to $2,593,960 in 2021. The equity awards were comprised of performance stock units (“PSUs”) and stock options with a grant date fair value of $730,247 and $799,938, respectively.

b)

Mr. Plants was granted equity awards with a grant date fair value of $478,175 in 2022, compared to $777,382 in 2021. The equity awards were comprised of PSUs and stock options with a grant date fair value of $228,196 and $249,979, respectively.

c)

Mr. Seth was granted equity awards with a grant date fair value of $382,513 in 2022, compared to $1,624,767 in 2021. The equity awards were comprised of PSUs and stock options with a grant date fair value of $182,537 and $199,976, respectively.

d)

Mr. Karavitis was granted equity awards with a grant date fair value of $560,724 in 2022, compared to $2,981,734 in 2021. The equity awards were comprised of stock options, PSUs and RSUs with a grant date fair value of $149,991, $273,822, and $136,911, respectively.

Performance Stock Unit Awards - Corporate Performance Measures-related:

In February 2022, our Compensation Committee granted PSU awards to our Named Executive Officers and other members of management and selected performance targets for these awards. The number of units subject to the PSU awards granted to our Named Executive Officers vest in equal amounts on January 1, 2023, based on the performance targets being met and subject to approval by our Board, and December 31, 2023, subject to the Named Executive Officer continuing to provide service through to this vesting date.

Metric	Weighting of Goal	Achievement Timeframe
(1) Increase 2022 body contouring revenue versus 2021 by a target amount.	35.0%	December 31, 2022
(2) Complete transition to new ERP software	30.0%	September 30, 2022
(3) Complete business plan to commercially launch a new product by December 2024	17.5%	December 31, 2022
(4) Limited release of a skin tightening product	17.5%	December 1, 2022

On February 21, 2023, the Board approved the achievement of metrics 2-4 and the first tranches of these grants were released to the recipient. Metric 1 was not achieved.

The following table presents the quantities of the Corporate Performance Measure-related PSU grants awarded to the Named Executive Officers:

Name	Grant Quantity	Grant Date Value(1)
Mr. Mowry	21,831	$730,247
Mr. Plants	6,822	$228,196
Mr. Seth	5,457	$182,537
Mr. Karavitis	8,186	$273,822

(1)

For purposes of this table, “Grant Date Value” generally means the aggregate grant date fair value of the PSU award granted to the applicable Named Executive Officer during 2022 calculated in accordance with ASC Topic 718. See Note 8 of the Consolidated Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023, for a discussion of the valuation assumptions used for calculating the grant date fair value of our calculating the grant date fair value of our stock-based compensation.

The following table sets forth the number of units that potentially could have vested for our Named Executive Officers on January 1, 2023, subject to our Board’s certification that the performance criteria were met based on the level of achievement (or failure to achieve) each of the performance targets discussed above, and upon our timely filing of our Annual Report on Form 10-K:

Number of Shares of Performance-Based Common Stock that Vested on January 1, 2023

Name	If Minimum Thresholds are Not Met	At 100% of Target Performance	Actual Vested Shares
Mr. Mowry	—	10,916	7,095
Mr. Plants	—	3,411	2,217
Mr. Seth	—	2,729	1,774
Mr. Karavitis	—	4,093	2,660

Each unit granted pursuant to the PSU awards represents a contingent right to receive one share of our common stock for each unit that was earned and vested. All vested shares were released upon our Board’s affirmative finding that the performance measures were met based on the level of achievement (or failure to achieve) each of the performance targets, and upon our timely filing of our Annual Report on Form 10-K.

Health and Welfare Benefits

We provide the following health and welfare benefits to our Named Executive Officers generally on the same basis as the health and welfare benefits provided to all employees. These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees:

•	Health, dental and vision insurance;

•	Life insurance;

•	Short-term and long-term disability insurance;

•	A Section 401(k) plan with 25% employer matching contributions, capped at 6% of total employee eligible contributions;

•	ESPP participation eligibility (see below); and

•	Flexible Spending Accounts.

Employee Stock Purchase Plan

We maintain a 2019 Employee Stock Purchase Plan (“ESPP”) that provides eligible employees with the opportunity to purchase shares of our common stock at a 15% discounted price to the lower of the fair market value at either the beginning or the end of the applicable offering period.

Post-Employment Compensation

Our employment agreements with our Named Executive Officers include Change of Control and Severance Agreements (“COC Agreements”). The purpose of these COC Agreements is to provide incentives to our Named Executive Officers to continue their employment with the Company and not be distracted by the possibility of loss of employment as a result of a potential acquisition of the Company. For a summary of the material terms and conditions of these COC Agreements, see “Potential Payments Upon Termination or Change in Control” below.

Internal Revenue Code Section 162(m) and Limitations on Executive Compensation

For federal income tax purposes, publicly-traded companies may be prohibited under Section 162(m) of the Code from deducting employee enumeration in excess of $1 million paid to their chief executive officer, chief financial officer, any other executive officer whose total compensation is required to be reported to stockholders under the Exchange Act by reason of such individual being among the three highest compensated executive officers for the tax year, and any executive officer who was subject to the deduction limit in any tax year beginning after December 31, 2016.

The Compensation Committee believes that, in establishing the cash and equity incentive compensation plans and arrangements for our executive officers, the potential deductibility of the compensation payable under those plans and arrangements is one relevant factor to consider. For that reason, the Compensation Committee may deem it appropriate to provide one or more of our executive officers with the opportunity to earn incentive compensation, whether through cash incentive awards tied to our financial performance or equity incentive awards tied to the executive officer’s continued service, which may be in excess of the amount deductible by reason of Section 162(m) of the Code. The Compensation Committee believes it is important to maintain cash and equity incentive compensation at the requisite level to attract and retain the individuals essential to our financial success, even if all or part of that compensation may not be deductible by reason of the Section 162(m) limitation.

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

Executive Stock Ownership Guidelines

We maintain Amended and Restated Stock Ownership Guidelines for our non-employee directors and officers (as defined by Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) (“Executives”). These guidelines are designed to align our non-employee directors’ and Executives’ interests with our stockholders’ long-term interests by promoting long-term ownership of our common stock, which our Board believes reduces the incentive for excessive short-term risk taking. These guidelines provide that our Chief Executive Officer and our other Executives must hold shares of our common stock having a value not less than three times and one time, respectively, of their annual base salary. Each Executive has five years from the date of his or her appointment, or if an Executive at the time of the adoption of the Stock Ownership Guidelines, four years from the adoption of the Stock Ownership Guidelines (July 28, 2017), to attain such level of ownership.

In addition, our Executives must hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards, restricted stock unit awards, performance share or performance stock unit awards (net of taxes) for a minimum of one year following vesting and delivery.

As of March 31, 2023, our Named Executive Officers’ equity holdings and target guidelines were as follows:

Named Executive Officer	Stock Ownership as of March 31, 2023	Minimum Stock Ownership Required(1)
Mr. Mowry	125,881	88,501
Mr. Plants	47,148	11,008
Mr. Seth	19,213	16,511
Mr. Karavitis	62,924	19,369

(1)	Based on the closing stock price of $23.62 per share on March 31, 2023.

The Board also recognizes the importance of fostering a culture of ownership and aligning the broader employee population with stockholders. In 2021 we implemented an employee equity ownership initiative to ensure that all our U.S. employees were granted equity in our Company to share in our success and long-term value creation. In addition to creating alignment between stockholders and employees, we believe this recognizes and reflects the importance of our employees to our continued success.

As of March 31, 2023, the non-employee directors’ holdings and target guidelines were as follows:

Non-Employee Directors	Stock Beneficial Ownership as of March 31, 2022	Minimum Stock Ownership Required
Gregory A. Barrett	78,038	5,200
Sheila A. Hopkins	5,471	5,200
Timothy J. O’Shea	56,199	5,200
Juliane T. Park	1,989	5,200
Joseph E. Whitters	100,360	5,200
Janet D. Widmann	3,332	5,200

Insider Trading Compliance Program

According to our Insider Trading Compliance Program, all employees of the Company, including, but not limited to, our executive officers and the non-employee members of our Board, are strongly discouraged from investing in derivatives of the Company’s securities. This includes, but is not limited to, trading in put or call options related to securities of the Company or otherwise hedging or offsetting any decrease in the market value of securities.

Compensation Recovery (“Clawback”) Policy

Our Clawback Policy, which covers all executive officers, allows for recovery of performance-based compensation if a Named Executive Officer’s intentional misconduct:

•	violates the law, our Code of Business Conduct and Ethics, or any significant Company ethics or compliance policy; and

•	results in material financial or reputational harm, or results in a need for a restatement of our consolidated financial statements.

•	The compensation elements that are subject to recovery under this policy include:

•	all amounts paid under the Management Bonus Program which were awarded on or after June 14, 2019; and

•	all awards under the 2019 Equity Incentive Plan and any successor equity incentive plans, whether exercised, vested, unvested, or deferred, which were awarded on or after June 14, 2019.

All recoveries are determined in the sole discretion of the Compensation Committee.

We will amend our Clawback Policy to comply with the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act once applicable Nasdaq listing standards have become effective.

2022 Summary Compensation Table

The following table sets forth summary compensation information for the fiscal years ended December 31, 2022, 2021, and 2020 for our Named Executive Officers.

Name, Principal Position, and Year	Salary	Bonus(1)	Option Awards(2)	Stock Awards(2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation		Total
David H. Mowry
Chief Executive Officer
2022	$683,400	—	$799,938	$730,247	$383,937	—		$2,597,552
2021	$660,000	—	$200,000	$2,393,961	$807,840	$3,825	(4)	$4,065,626
2020	$557,917	$100,000	—	$673,024	—	$3,641	(4)	$1,334,582
J. Daniel Plants
Executive Chairperson
2022	$255,000	—	$249,979	$228,196	$55,100	—		$788,275
2021(5)	$154,356	—	—	$772,382	$94,466	—		$1,021,204
Rohan R. Seth,
Chief Financial Officer
2022	$375,833	$87,555	$199,976	$182,537	$107,445	—		$953,346
2021	$355,250	—	$112,503	$1,512,265	$271,766	$1,531	(4)	$2,253,315
2020(6)	$144,375	$118,207	$442,374	$316,164	—	$1,313	(4)	$1,022,433
Michael A. Karavitis,
Chief Technology Officer
2022	$444,548	—	$149,991	$410,733	$151,248	—		$1,156,520
2021	$423,300	—	$118,758	$2,862,976	$388,590	—		$3,793,624

(1)

The amounts reported in this column represent the discretionary bonus paid for each of the years covered in the table in accordance with a discretionary Management Bonus Program for our Named Executive Officers.

(2)

The amounts reported in this column represent the aggregate grant date fair value of equity awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718. See Note 6 of the Consolidated Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on April 7, 2023 for a discussion of the valuation assumptions used for calculating the grant date fair value of our calculating the grant date fair value of our stock-based compensation.

(3)

The amounts reported in this column represent the amounts earned in 2022 and paid in 2023 in accordance with our 2022 Management Bonus Program (see section above describing our 2022 Management Bonus Program) for our Named Executive Officers.

(4)	Amounts represent vested Section 401(k) plan employer-matching contributions.
(5)

Mr. Plants was appointed as our Executive Chairman on May 19, 2021. The amounts reported, in the columns titled “Salary ($)” and “Bonus ($)” represent prorated amounts based on the start date of Mr. Plants’ employment with the Company.

(6)

Mr. Seth has served as our Chief Financial Officer since August 10, 2020. The amounts reported in the columns titled “Salary ($)” and “Bonus ($)” represent prorated amounts based on the start date of Mr. Seth’s employment with the Company.

2022 Grants of Plan-Based Awards Table

The following table lists grants of plan-based option, RSU, and PSU awards made to our Named Executive Officers during the fiscal year ended December 31, 2022.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards	Stock Awards: Number of Shares of Stock or Units	Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards (2)
		Threshold	Target	Maximum
Mr. Mowry	2/20/2022	—	—	—	21,831	—	—	—	$730,247
	2/20/2022	—	—	—	—	—	47,194	$33.45	$799,938
	—	$348,000	$696,000	$1,392,000
Mr. Plants	2/20/2022	—	—	—	6,822	—	—	—	$228,196
	2/20/2022	—	—	—	—	—	14,748	$33.45	$249,979
	—	$50,000	$100,000	$200,000
Mr. Seth	2/20/2022	—	—	—	5,457	—	—	—	$182,537
	2/20/2022	—	—	—	—	—	11,798	$33.45	$199,976
	—	$97,500	$195,000	$390,500
Mr. Karavitis	2/20/2022	—	—	—	8,186	—	—	—	$273,822
	2/20/2022	—	—	—	—	—	8,849	$33.45	$149,991
	2/20/2022	—	—	—	—	4,093	—	—	$136,911
	—	$114,374	$228,748	$457,496

(1)

Amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive opportunities under our 2022 Management Bonus Plan based upon the achievement of corporate performance goals over fiscal year 2022. Under the 2022 Management Bonus Plan, payments are determined by multiplying each participant’s target cash bonus by a factor determined by the achievement of the corporate performance goals, capped at 200%. The actual amounts paid to our named executive officers are set forth in the “2022 Summary Compensation Table” above, and the calculation of the actual amounts paid is discussed more fully in the section titled “Executive Officer Compensation—2022 Performance Results and Bonus Decisions.”

(2)

The amounts reported in this column reflect the fair value of equity awards calculated in accordance with ASC Topic 718. See Note 6 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023 for a discussion of the valuation assumptions used for calculating the grant date fair value of our stock-based compensation.

2022 Outstanding Equity Awards at Fiscal Year-End Table

The following table lists the outstanding equity awards held by our Named Executive Officers as of December 31, 2022.

Name	Grant Date	Option Awards					Stock Awards

		Number of Securities Underlying Unexercised Earned Options Exercisable	Number of Securities Underlying Unexercised Unearned Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Mr. Mowry	7/8/2019						16,974	(1)	$750,590
	2/24/2020						6,516	(2)	$288,138
	2/12/2021									8,147	(3)	$360,260
	2/12/2021						4,242	(4)	$187,581
	2/12/2021	6,052	6,577	(5)	$32.87	2/12/2028
	7/20/2021									16,667		$736,993
	2/20/2022		47,194	(7)	$33.45	2/20/2029
	2/20/2022									14,190	(8)	$627,482
Mr. Plants	5/20/2021									2,042		$90,267
	5/20/2021						2,724		$120,455
	7/20/2021									5,000		$221,100
	2/20/2022		14,748	(7)	$33.45	2/20/2029
	2/20/2022									4,434		$196,085
Mr. Seth	8/4/2020	28,000	32,000	(6)	$14.10	8/4/2027
	2/12/2021	3,404	3,700	(5)	$32.87	2/12/2028

Name	Grant Date	Option Awards					Stock Awards

		Number of Securities Underlying Unexercised Earned Options Exercisable	Number of Securities Underlying Unexercised Unearned Options Unexercisable		Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	2/12/2021									4,582	(3)	$202,616
	2/12/2021						2,386	(4)	$105,509
	7/20/2021									11,111		$491,328
	2/20/2022		11,798	(7)	$33.45	2/20/2029
	2/20/2022									3,547	(8)	$156,851
Mr. Karavitis	3/11/2019						3,030		$133,987
	5/20/2019						3,531		$156,151
	2/24/2020						3,665		$162,066
	2/12/2021	3,593	3,906	(5)	$32.87	2/12/2028
	2/12/2021									4,837	(3)	$213,892
	2/12/2021						2,519	(4)	$111,390
	7/20/2021									25,000		$1,105,000
	2/20/2022		8,849	(7)	$33.45	2/20/2029
	2/20/2022									5,321	(8)	$235,290
	2/20/2022						4,093		$180,922		(9)

(1)

One-fourth of the units awards underlying this RSU Award vest in equal amounts on each July 8 of 2020, 2021, 2022 and 2023, subject to the Named Executive Officer remaining employed on each such vesting date.

(2)

These RSUs awarded on February 24, 2020 included 3,258 shares which vested on January 1, 2021. One-fourth of the RSU awards underlying this award vest in equal amount on each January 1 of 2021, 2022, 2023 and 2024, subject to the Named Executive Officer remaining employed on each such vesting date.

(3)

These PSU awards are subject to performance-based criteria relating to the achievement of the Company’s operational goals in 2021. 50% of the achieved shares vest on January 1, 2022 and the remaining would vest on January 1, 2023. 50% of the PSUs awarded on February 12, 2021 vested on March 7, 2022.

(4)

One-fourth of the RSU awards, vested on January 1, 2022, and the remaining 1/36 of the units subject to the awards vest each month thereafter, subject to the Named Executive Officer continuing as a service provider through each such date.

(5)

One-fourth of the shares underlying each of these stock options vest on the first anniversary of the vesting commencement date of February 12, 2022 and 1/36th of the remaining underlying shares vest each month thereafter, subject to the Named Executive Officer remaining employed on each such vesting date.

(6)

One-fifth of the shares underlying each of these stock options vest on the first anniversary of the vesting commencement date of August 10, 2020 and 1/60th of the underlying shares vest each month thereafter, subject to the Named Executive Officer remaining employed on each such vesting date.

(7)

One-fourth of the shares underlying each of these stock options vest on the first anniversary of the vested commencement date of February 20, 2023 and 1/36th of the remaining underlying shares vest each month thereafter, subject to the Named Executive Officer remaining employed on each such vesting date.

(8)

These PSU awards are subject to performance-based criteria relating to the achievement of the Company’s operational goals in 2022 and were scheduled to vest 50% of the achieved shares vest on January 1, 2023 and the remaining would vest on January 1, 2024. 33% of the PSUs awarded on February 20, 2022 vested on March 31, 2023.

(9)

One-fourth of the RSU awards, vested on January 1, 2023, and the remaining 1/36 of the units subject to the awards vest each month thereafter, subject to the Named Executive Officer continuing as a service provider through each such date.

2022 Options Exercised and Stock Vested Table

The following table lists the stock options exercised and stock awards that vested for our Named Executive Officers in the fiscal year ended December 31, 2022.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized Upon Vesting
Mr. Mowry	—	—	62,836	$3,434,802
Mr. Plants	—	—	3,404	$182,216
Mr. Seth	—	—	16,867	$983,588
Mr. Karavitis	—	—	16,369	$707,841

Pension Benefits

We did not sponsor any defined benefit pension or other actuarial plan for our executive officers, including our Named Executive Officers, during 2022.

Nonqualified Deferred Compensation

We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our executive officers, including our Named Executive Officers, during 2022.

Executive Equity Award Election Program

On November 23, 2021, our Board approved a program permitting certain of our executive officers, including each of our Named Executive Officers, to make an annual election, or the Executive Equity Election, to (i) receive any annual equity awards subject to time-based vesting in the form of stock options or RSU awards, and (ii) defer settlement of these RSU awards that would otherwise be delivered to such executive officer on or following the date such award vests. Each Executive Equity Election will cover equity awards granted to the applicable executive officer for services performed in the fiscal year following the calendar year in which the Executive Equity Election is executed. An executive officer must execute an Executive Equity Election prior to December 31 of a calendar year, or such earlier deadline as established by our Board or the Compensation Committee. Any Executive Equity Election will be irrevocable, and will be subject to such rules, conditions and procedures as are determined by our Board or the Compensation Committee.

Employment Agreements

Our employment agreements or offer letters with our Named Executive Officers include Change of Control and Severance Agreements.

Potential Payments Upon Termination or Change in Control

Termination of Employment Not Involving a Change of Control

In 2017, after consulting with its compensation consultant, the Compensation Committee recommended that we enter into revised COC Agreements with our Named Executive Officers. With respect to Messrs. Mowry, Seth and Plants, each revised COC Agreements provide that if the applicable Named Executive Officer’s employment with the Company is terminated by the Company without “cause” (as defined in the applicable COC Agreement) or by the Named Executive Officer for “good reason” (as defined in the applicable COC Agreement) not in connection with a COC (either prior to three months before or after 12 months following a COC, as defined in the applicable COC Agreement) of the Company, the Named Executive Officer will receive, subject to signing and not revoking a release of claims in favor of the Company, the following severance payments and benefits based on their status as of December 31, 2022:

Named Executive Officer	Lump Sum Severance Payments
Mr. Mowry	100% of base salary; 100% of actual bonus paid in the prior fiscal year; and 12 months of COBRA reimbursement
Mr. Seth	50% of base salary; and 6 months of COBRA reimbursement
Mr. Plants	50% of base salary; and 6 months of COBRA reimbursement

Mr. Mowry and Mr. Plants terminated employment on April 11, 2023 and did not receive any severance benefits under their applicable COC Agreements.

Termination of Employment Involving a Change of Control

With respect to each of our Named Executive Officers, each COC Agreement provides (or with respect to Mr. Mowry and Mr. Plants, provided) that if the applicable Named Executive Officer’s employment with the Company is terminated by the Company without “cause” or by the Named Executive Officer for “good reason” and such termination occurs within the period beginning three months before, and ending 12 months following, a COC of the Company and in connection with a COC (commonly referred to as “double trigger” arrangement), the Named Executive Officer will receive, subject to signing and not revoking a release of claims in favor of the Company the following severance payments and benefits based on their status as of December 31, 2022:

A severance payment based on the annual base salary as in effect immediately prior to such termination of employment or, if greater, at the level in effect immediately prior to the COC, as follows:

Named Executive Officer (1)	Lump Sum Severance Payments
Mr. Mowry	100% of base salary; 100% of actual bonus paid in the prior fiscal year; and 12 months of COBRA reimbursement
Mr. Plants	100% of base salary; 100% of target cash bonus in the fiscal year in which the termination date occurs; and 12 months of COBRA reimbursement
Mr. Seth	50% of base salary; 50% of target cash bonus in the fiscal year in which the termination date occurs; and 6 months of COBRA reimbursement
Mr. Karavitis	50% of base salary; 50% of target cash bonus in the fiscal year in which the termination date occurs; and 6 months of COBRA reimbursement.

(1) Automatic vesting in full of all outstanding and unvested equity awards that solely vest on a time basis held by each Named Executive Officer as of the date of the COC. If, however, such equity awards are to vest and/or the amount of the awards to vest is to be determined based on the achievement of performance criteria (e.g. a PSU award), then any portion of such awards for which the performance period is ongoing as of the COC will have the performance period shortened and performance measured based on the shortened period, and to the extent performance has been achieved, will vest.

The COC Agreements are for an initial term of three years, and will extend for an additional year unless the Company or the applicable Named Executive Officer provides written notice at least 60 days prior to the third anniversary of the COC Agreement. The COC Agreements of our Named Executive Officers that remain outstanding expire as follows:

Named Executive Officer	COC Expiration Date
Mr. Seth	August 10, 2023
Mr. Karavitis	May 13, 2024

For purposes of the COC Agreements, “cause” means a Named Executive Officer’s termination of employment only upon:

(i) His willful failure to substantially perform his or her duties (subject to notice and a reasonable period to cure), other than a failure resulting from his or her complete or partial incapacity due to physical or mental illness or impairment;

(ii) His willful act which constitutes gross misconduct and which is injurious to the Company;

(iii) His willful breach of a material provision of the agreement (subject to notice and reasonable period to cure); or

(iv) His knowing, material and willful violation of a federal or state law or regulation applicable to the business of the Company.

For purposes of the COC Agreements, “good reason” means a Named Executive Officer’s termination of employment within 90 days following the expiration of any cure period following the occurrence of one or more of the following, without his or her consent:

(i) a material reduction in his authority, duties, or responsibilities relative to duties, position or responsibilities in effect immediately prior to such reduction;

(ii) a material reduction in his cash compensation as in effect immediately prior to such reduction; or

(iii) a material change in the geographic location at which he must perform services (in other words, the relocation of the Named Executive Officer to a facility that is more than 50 miles from his then-current location).

The following table lists our Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” on December 31, 2022, not in connection with a change of control of the Company.

Name	Estimated Total Value of Cash Payment	Estimated Total Value of Health Coverage Continuation
Mr. Mowry	$1,474,000	$23,217
Mr. Plants	$157,000	$5,914
Mr. Seth	$240,000	$12,523
Mr. Karavitis	$50,150	$5,567

The following table lists our Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” in connection with a change of control of the Company on December 31, 2022.

Name	Estimated Total Value of Cash Payment	Estimated Total Value of Health Coverage Continuation	Value of Accelerated Equity(1)
Mr. Mowry	$1,474,000	$23,217	$2,849,953
Mr. Plants	$386,996	$11,828	$740,427
Mr. Seth	$337,500	$12,523	$1,741,468
Mr. Karavitis	$416,145	$5,567	$1,910,947

(1)

We estimated the value of acceleration of any outstanding and unvested stock option and RSUV awards held by each of our current Named Executive Officers based on a market price of $44.22 per share for our common stock at the close of the market on December 30, 2022. We assumed 100% of goals for unvested PSU awards had been achieved for the purpose of this calculation.

The COC Agreement does not provide for an excise tax gross-up. Rather, in the event of a change of control, our Named Executive Officers are entitled to receive either (i) the full benefits payable in connection with a change of control or (ii) a reduced amount which would result in no portion of such benefits being subject to the excise tax under Section 4999 of the Internal Revenue Code, whichever amount generates the greater after-tax value for the executive.

Severance payments upon a termination of employment or change in control would be payable to the recipient only if the Named Executive Officer signs and does not revoke a release of claims in favor of the Company (in a form reasonably acceptable to the Company) and provided that such release of claims becomes effective no later than 60 days following the termination date. In addition, the Named Executive Officer would need to have complied and agreed to comply with the terms of any confidential information agreement executed by Named Executive Officer in favor of the Company and the provisions of the severance agreements.

Securities Authorized for Issuance Under Equity Compensation Plans

Our stockholders have approved 2019 Equity Incentive Plan, which is an amendment and restatement of 2004 Equity Incentive Plan.

Principal Executive Officer Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the median of the annual total compensation of all our employees (other than our former Chief Executive Officer, Mr. Mowry) and the annual total compensation of our former Chief Executive Officer.

For 2022:

•	the median of the annual total compensation of all our employees (other than our Chief Executive Officer) was $101,846;

•	the annual total compensation of our former Chief Executive Officer, as reported in the 2022 Summary Compensation Table included in this Proxy Statement, was $2,597,552; and

•	the ratio of our former Chief Executive Officer’s annual total compensation to the median of the annual total compensation of all our employees was 25:1.

This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.

To identify our median employee, we used the following methodology:

•

To determine our total employee population, we included all full-time, part-time, temporary, and seasonal employees as of December 31, 2022, exclusive of our former Chief Executive Officer. As of December 31, 2022, we and our consolidated subsidiaries employed approximately 461 individuals. We did not include any contractors or other non-employee workers in our employee population.

•

To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s base salary or wages and 2021 cash bonus or sales commission, as appropriate, for the period from January 1, 2022 through December 31, 2022, which compensation measures were consistently applied. We elected not to include the grant date fair value of equity awards granted in 2022 in determining the median employee because we determined that equity awards are not widely granted throughout the organization.

•	We annualized the base salary or wages of all permanent (full-time and part-time) employees who were employed by us for less than the entire calendar year.

•	All compensation not paid in U.S. dollars was concerted to U.S. dollars using the historic exchange rate made available by the United States Federal Reserve System as of December 31, 2022.

Using this approach, we identified our median employee. Once the median employee was identified, we then calculated the annual total compensation of this employee for 2022 using the same methodology we use for calculating the annual total compensation of our Named Executive Officers in accordance with the requirements of the Summary Compensation Table.

We determined our former Chief Executive Officer’s annual total compensation for 2022 as reported in our 2022 Summary Compensation Table.

Pay Versus Performance

The following table sets forth the compensation for David H. Mowry, our former Chief Executive Officer and principal executive officer (“PEO”), and the average compensation for our non-PEO Named Executive Officers (“non-PEO NEOs”) for 2022, 2021 and 2020 (each a “Covered Year”), both as reported in the Summary Compensation Table and with certain adjustments to reflect the “compensation actually paid” to such individuals, as calculated in accordance with rules adopted by the SEC in August 2022. “Compensation actually paid” does not reflect amounts actually realized by our PEO and Non-PEO NEOs and may be higher or lower than amounts, if any, that are actually realized by such individuals. The table below also provides information for each Covered Year regarding our cumulative total shareholder return (“TSR”), the cumulative TSR of our peer group (the Nasdaq Healthcare Index), our net income, and our Company selected measure, revenue. Additional information regarding our compensation philosophy, the structure of our performance-based compensation programs, and compensation decisions made this year is described above in our “Compensation Discussion and Analysis.”

					Value of Initial Fixed $100 Investment Based On:
Fiscal Year	SCT for PEO	CAP to PEO	Average SCT for NEOs	Average CAP to NEOs	TSR	Peer Group TSR	Net Income (Loss) ($M)	Revenue ($M)
(a)	(b)[1]	(c)[2]	(d)[3]	(e)[2]	(f)[4]	(g)[4]	(h)[5]	(i)[6]
2022	$2,597,552	$2,761,857	$ 966,115	$673,736	$123.5	$ 99.8	($82.3)	$252.4
2021	$4,065,626	$6,422,426	$2,356,048	$2,997,002	$115.4	$125.4	$2.1	$231.3
2020	$1,334,582	($350,182)	$1,062,182	$ 853,507	$67.3	$130.0	($23.9)	$147.7

1

The dollar amounts reported in column (b) are the amounts of total compensation reported for Mr. Mowry, our Chief Executive Officer and PEO, for each corresponding year in the “Total” column of the Summary Compensation Table, except for 2020.

2

The dollar amounts reported in column (c) and (e) represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. “Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable NEO without restriction, but rather is a value calculated under applicable SEC rules, as shown in the adjustment table below. We do not have a defined benefit plan so no adjustment for pension benefits is included in the table below. Similarly, no adjustment is made for dividends as none were paid during the measurement period. The following table details these adjustments:

Fiscal Year	Executives	SCT	Minus Grant Date Fair Value of Equity Awards in Summary Compensation Table	Plus Year End Fair Value of Equity Awards Granted During Year That Are Outstanding and Unvested at Fiscal Year End	Plus Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Plus Year over Year Change in Fair Value of Equity Awards Granted in Prior Years that Vested in the Year	Total Equity CAP	CAP
		(a)	(b)	(i)	(ii)	(iii)	(iv)	(c) = (i) + (ii) + (iii) + (iv)	(d) = (a)- (b)+(c)
2022	PEO	$2,597,552	$1,530,185	$1,838,392	($1,399,323)	—	$1,255,421	$1,694,490	$2,761,857
	Non-PEO NEOs	$966,115	$473,804	$559,128	($568,799)	—	$191,096	$181,425	$673,736
2021	PEO	$4,065,626	$2,593,961	$2,677,682	$1,484,535	—	$788,545	$4,950,761	$6,422,426
	Non-PEO NEOs	$2,356,048	$1,792,962	$1,746,178	$406,446	—	$281,291	$2,433,916	$2,997,002
2020	PEO	$1,334,582	$673,024	$628,451	($1,278,038)	—	($362,153)	($1,011,740)	($350,182)
	Non-PEO NEOs	$1,062,163	$449,147	$668,106	($250,739)	—	($176,877)	$240,491	$853,507

(a)	The dollar amounts reported in the Summary Compensation Table for the applicable Covered Year, except for 2020. See footnotes 1 and 3.
(b)

The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table for the applicable Covered Year, except for 2020 where the total includes the April 2020 grant to Messrs. Mowry and Richey. See footnotes 1 and 3.

(c)	The recalculated value of equity awards for each applicable Covered Year includes the addition (or subtraction, as applicable) of the following:
(i)	the year-end fair value of any equity awards granted in the applicable Covered Year that are outstanding and unvested as of the end of the Covered Year;
(ii)

the amount of change as of the end of the applicable Covered Year (from the end of the prior fiscal year) in fair value of any equity awards granted in prior fiscal years that are outstanding and unvested as of the end of the applicable Covered Year;

(iii)	the fair value as of the vesting date of any equity awards granted in the applicable Covered Year that vested in the Covered Year; and
(iv)	for equity awards granted in a prior fiscal year that vest in the applicable Covered Year, the change in the fair value as of the vesting date from the beginning of the applicable Covered Year.

For purposes of the adjustments to determine “compensation actually paid”, we computed the fair value of stock option awards and restricted stock units in accordance with FASB ASC Topic 718 as of the end of the relevant fiscal year, other than fair values of equity awards that vested in the Covered Year, which are valued as of the applicable vesting date. Most valuation assumptions and processes used to recalculate fair values for this purpose did not materially differ from those disclosed in Note 8—Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on April 7, 2023.

Option award fair values were recalculated as of each Covered Year end and vesting date, as applicable, based on the following assumptions:

Fiscal Year	Expected Term	Volatility	Risk-Free Rate
2022	2.1 - 3.7 years	67%	3.00%
2021	0.7 - 3.5 years	67%	0.86%
2020	1.4 - 2.3 years	67%	0.53%

Performance-based award fair values were recalculated to value performance awards at target until board approval.

(d)	“Compensation actually paid” is a value calculated under applicable SEC rules and may be higher or lower than amounts, if any, that are actually realized by our NEOs.

3

The dollar amounts reported in column (d) are the average amounts of total compensation reported for the other NEOs for each corresponding year in the “Total” column of the Summary Compensation Table, except for 2020. The values for 2020 have been modified from the reported Summary Compensation Table totals to include an RSU award granted to Mr. Richey in April 2020 to cover a portion of his 2019 discretionary bonus. Mr. Guy Thier was inadvertently included in the 2021 Proxy Statement but was never an executive officer of the Company during his employment. Refer to our Summary Compensation Table on page 25. For each of 2020, 2021 and 2022, the Non-PEO NEOs were:

2022	2021	2020
J. Daniel Plants	J. Daniel Plants	R. Jason Richey
Rohan R. Seth	Rohan R. Seth	Rohan R. Seth
Michael A. Karavitis	Michael A. Karavitis	Fuad Ahmad

4

TSR is calculated by assuming that a $100 investment was made at the close of trading on December 31, 2019 and reinvesting all dividends until the last day of each Covered Year. The TSR peer group consists of the Nasdaq Health Care Index, as used in our performance graph in our annual report.

5	The dollar amounts reported are the Company’s net income or loss reflected in the Company’s audited financial statements.

6

Our Company Selected Measure, based on our assessment of the most important financial performance measure used by us in 2022 to link compensation actually paid to performance, is revenue, consistent with the most heavily weighted metric in our Short-Term Incentive Program. See page 19 of our CD&A. The dollar amounts reported are our revenue reflected in our audited financial statements.

Relationship Between “Compensation Actually Paid” and Performance Measures

We believe the table above shows the alignment between compensation actually paid to the NEOs and the Company’s performance, consistent with our compensation philosophy as described in our CD&A. A large portion of NEO compensation is reliant on stock price and as such “compensation actually paid” was aligned with TSR performance. The Compensation Committee evaluates performance based on a broad range of company objectives and measures that could cause deviations in this relationship in the future. The charts below show the relationship between the PEO and Non-PEO NEO “compensation actually paid” and (i) the Company’s TSR and the Peer Group TSR; (ii) the Company’s net income (loss); and (iii) the Company Selected Measure, Revenue.

2022 Performance Measures	Most Important Performance Measures:

The Compensation Committee believes using a mix of performance measures throughout our annual and long-term incentive programs to align executive pay with Company performance. As required by SEC rules, the performance measures identified as the most important for NEOs’ 2022 compensation decisions are listed in the table to the right.

• Revenue
• Gross Margin
• Adjusted EBITDA
• AviClear Milestones

Director Compensation

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on our Board.

The following table sets forth a summary of the cash compensation paid, and the grant date fair value of shares of Cutera common stock awarded to our non-employee directors in the fiscal year ended December 31, 2022.

2022 Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Option Awards	Stock Awards(2)	All Other Compensation (3)	Total
				—
Gregory A. Barrett	$120,000		$101,499	—	$221,499
Sheila A. Hopkins	$74,500	74,390	$50,731	—	$199,621
Timothy J. O’Shea	$77,500		$101,499	—	$178,999
Juliane T. Park	$74,000		$101,499	—	$175,499
Joseph E. Whitters	—	233,772	—	—	$233,772
Janet D. Widmann	$74,000	148,780	—	—	$222,780

(1)	The amounts reported in this column were earned in connection with serving on our Board and its various committees and include service as Board or Committee Chairperson.
(2)

The amounts reported in this column represent the aggregate grant date fair value of stock option grants restricted shares awarded during the fiscal year ended December 31, 2022 to each of the non-employee directors, calculated in accordance with ASC Topic 718. See Note 8 of the Consolidated Notes to Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023, for a discussion of the valuation assumptions for stock-based compensation.

(3)	The amounts reported in this column represent fees for services provided for other than serving on our Board or its committees.

Outstanding Equity Awards Held by Non-Employee Directors as of December 31, 2022

	Stock Awards
Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Gregory A. Barrett	6/16/2022	2,777	$122,799
Sheila A. Hopkins	5/17/2021	5,473	$242,016
	6/16/2022	1,388	$ 61,377
Timothy J. O’Shea	6/16/2022	2,777	$122,799
Juliane T. Park	12/13/2021	3,981	$176,040
	6/16/2022	2,777	122,799
Joseph E. Whitters	—	—	—
Janet D. Widmann	12/13/2021	3,981	$176,040

Cash Compensation Paid to Non-Employee Directors in 2022

Effective as of April 29, 2021, on the recommendation of the Compensation Committee after consultation with the Compensation Committee’s external compensation consultant, Compensia, and its review of our peer Board compensation market practices and Board member roles, duties and time commitments, the Board approved certain revisions to Board compensation effective starting at our 2021 Annual Meeting of Stockholders (the “April 2021 Director Compensation Revisions”). Following the effectiveness of these revisions, each non-employee director received annual cash retainer payments, paid quarterly in arrears on a prorated basis, in the same amounts as set forth below in the section titled “Outside Director Compensation Policy—Cash Compensation”.

Outside Director Compensation Policy

Effective November 23, 2021, the Board approved a new compensation policy for our non-employee directors to codify our standard compensation practices with respect to non-employee directors. It is designed to provide a total compensation package that enables us to attract and retain qualified and experienced individuals to serve as directors and to align our directors’ interests with those of our stockholders.

Under this compensation policy, each non-employee director will receive the cash and equity compensation for Board services described below. We will continue to reimburse our non-employee directors for reasonable, customary and documented travel expenses to Board or Board committee meetings.

The compensation policy and the 2019 Plan include a maximum annual limit of $400,000 of equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any equity awards or other compensation provided to a person for their services as an employee, or for their services as a consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.

Cash Compensation

Each non-employee director will be entitled to receive the following annual cash retainer payments for their services under the outside director compensation policy, payable quarterly in arrears on a prorated basis:

•	$55,000 for service as the Chairperson of the Board;

•	$60,000 for service as a Board member;

•	$40,000 for services as the Lead Independent Director;

•	$35,000 additionally for service as Chairperson of the Audit Committee;

•	$7,500 additionally for service as an Audit Committee member;

•	$20,000 additionally for service as Chairperson of the Compensation Committee;

•	$7,000 additionally for service as a Compensation Committee member;

•	$10,000 additionally for service as Chairperson of the Governance and Corporate Responsibility Committee; and

•	$7,000 additionally for service as a Governance and Corporate Responsibility Committee member.

For clarity, each non-employee director who serves as the chair of a committee will receive only the additional annual fee as the chair of the committee and not the additional annual fee as a member of such committee while serving as such chair, provided that the non-employee director who serves as the Chairperson of the Board or the Lead Independent Director will receive the annual fee as non-employee director and the additional annual fee as the Chairperson of the Board or the Lead Independent Director, as applicable.

Election to Receive Stock Options or Restricted Stock Units in lieu of Cash Compensation

Each non-employee director may elect to convert 100% or 50% of his or her annual cash retainer payments into either an option to purchase a number of shares of our common stock, or an award covering a number of restricted stock units (either such award, a Retainer Award), with a grant date fair value (determined in accordance with GAAP) equal to the amount of the applicable annual cash retainer payment to which the Retainer Award relates (such election, a Retainer Election).

Each non-employee director must make a Retainer Election with respect to annual cash retainer payments relating to services to be performed in a fiscal year following the calendar year in which the Retainer Election is made by no later than December 31 of such calendar year, or such earlier deadline as established by our Board or the compensation committee of our Board, or the applicable election deadline.

If a non-employee director makes a Retainer Election with respect to a fiscal year, but, after the applicable Retainer Award is granted, (i) the non-employee director’s cash retainers are increased during such fiscal year, the non-employee director must receive the increased amount of cash retainers in cash on the applicable payment dates, or (ii) the non-employee director’s cash retainers are decreased during such period, no change will be made to the applicable Retainer Award.

Retainer Awards will be granted on the first trading day of the fiscal year to which they relate. Each Retainer Award will vest in full on the twelve (12) month anniversary of the applicable grant date, subject to the non-employee director remaining a non-employee director through such vesting date.

Initial Awards

Each person who first becomes a non-employee director after the date of the effective date of the policy will receive, on the first trading date on or after the date on which the person first becomes a non-employee director, an initial award of restricted stock units, or an Initial Award, covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP, and incorporating the moving average price of a share of our common stock for the fifty (50) trading days immediately prior to the applicable date of grant) equal to $250,000; provided that any resulting fraction will be rounded down to the nearest whole share. The Initial Award will vest in three (3) equal installments on each of the one (1), two (2) and three (3) year anniversaries of the grant date, subject to the non-employee director continuing to be a non-employee director through the applicable vesting date. If the person was a member of our Board and also an employee, becoming a non-employee director due to termination of employment will not entitle them to an Initial Award.

Before the date an individual first becomes a non-employee director, such individual may elect to receive the Initial Award in the form of a stock option with a grant date fair value of $250,000, instead of in the form of restricted stock units.

Annual Awards

Each non-employee director automatically will receive, on the date of each annual meeting of our stockholders following the effective date of the policy, an annual award of restricted stock units, or an Annual Award, covering a number of shares of our common stock having a grant date fair value (determined in accordance with GAAP, and incorporating the moving average price of a share of our common stock for the fifty (50) trading days immediately prior to the applicable date of grant); provided that any resulting fraction will be rounded down to the nearest whole share. Each Annual Award will vest in its entirety on the earlier of (x) the one (1) year anniversary of the Annual Award’s grant date, or (y) the day immediately before the date of the next annual meeting of our stockholders that follows the grant date of the Annual Award, subject to the non-employee director continuing to be a non-employee director through the applicable vesting date.

Before the applicable annual election deadline, each individual who otherwise is eligible to receive an Annual Award for the next calendar year may elect to receive the Annual Award to be granted to him or her in the immediately following calendar year in the form of a stock option with a grant date fair value of $150,000, instead of in the form of restricted stock units.

Deferral of Settlement of Restricted Stock Units

Each non-employee director may elect to defer the delivery of the shares subject to any restricted stock units granted under our outside director compensation policy pursuant to a Retainer Award, Initial Award or Annual Award that would otherwise be delivered to such non-employee director on or following the date such award vests, or the Deferral Election. Any Deferral Election will be irrevocable, and will be subject to such rules, conditions and procedures as shall be determined by the Board or the compensation committee of the Board, in its sole discretion.

Change in Control

Upon a change in control of Cutera, each equity award granted under our outside director compensation policy will be treated as set forth in the 2019 Plan.

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

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on such review and discussion, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in Cutera’s Proxy Statement.

The foregoing report is provided by the undersigned members of the Compensation Committee.

Gregory A. Barrett, Chairperson

Sheila A. Hopkins

Janet D. Widmann

Item 12. Security Ownership of Certain Beneficial Owners and Current Management

Security Ownership of Certain Beneficial Owners and Current Management

The following table provides information relating to the beneficial ownership of our common stock as of March 31, 2023, by:

•	each stockholder known by us to own beneficially more than 5% of our common stock;

•	each of our current named executive officers (including our Chief Executive Officer, our Chief Financial Officer and Executive Chairperson);

•	each of our current directors; and

•	our current directors and executive officers as a group.

The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 31, 2023, through the exercise of any stock option or other right. The number and percentage of shares beneficially owned is computed on the basis of 19,788,107 shares of our common stock outstanding as of March 31, 2023 plus, for each beneficial owner, the amount of shares issuable to such beneficial owner upon the exercise of warrants and options that are exercisable within 60 days. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by principal stockholders or Schedules 13D/A, 13G and 13G/A filed with the SEC.

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

Beneficial Owner	Number of Shares Beneficially Owned		Warrants and Options Exercisable Within 60 Days	Approximate Percent Owned
BlackRock, Inc. 55 East 52nd Street New York, NY 10055	2,749,472	(1)		13.9%
GAMCO Investors, Inc. One Corporate Center Rye, NY 10580	1,938,948	(2)		9.8%
Pura Vida Investments, LLC 887 7th Avenue, 6th Floor New York, NY 10106	1,333,183	(3)		6.7%
RTW Investments, LP 40 10th Avenue, 7th Floor New York, NY 10014	1,846,596	(4)		9.3%
Voce Capital Management LLC One Embarcadero Center, Suite 1140 San Francisco, CA 94111	1,210,224	(5)		6.1%
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,235,086	(6)		6.2%
Integrated Core Strategies (US) LLC 399 Park Avenue New York, NY 10022	1,442,111	(7)		7.3%
FMR LLC 245 Summer Street, Boston, Massachusetts 02210	1,358,004	(8)		6.9%
David H. Mowry	125,881		21,853
Joseph E. Whitters	100,360		4,959	*
Gregory A. Barrett	78,038
Michael A. Karavitis	62,924		27,325
Timothy J. O’Shea	56,199
J. Daniel Plants	47,148	(9)	4,609
Rohan R. Seth	19,213		41,172
Sheila A. Hopkins	5,471			*
Janet D. Widmann	3,332		*
Juliane T. Park	1,989			*
All current directors and executive officers as a group (10 persons)	500,555		99,918

*	Less than 1%.

(1)

As reported in Amendment No. 1 to Schedule 13G filed by BlackRock, Inc. on January 26, 2023 with the SEC. Such beneficial owner reported that it has sole power to vote or direct the vote over 2,732,664 shares of our common stock, the shared power to vote or direct the vote over 0 shares of our common stock, the sole power to dispose or direct the disposition of 2,749,472 shares of our common stock, and the shared power to dispose or direct the disposition of 0 shares of our common stock.

(2)

As reported in Amendment No. 13 to Schedule 13D filed by GAMCO Investors, Inc. on September 14, 2021 with the SEC. The aggregate number of shares reported relates to 1,938,948 shares owned as follows: 610,369 by Gabelli Funds, LLC (“Gabelli Funds”), 1,066,530 by GAMCO Asset Management Inc. (“GAMCO”), 255,449 by Teton Advisors, Inc. 2,300 by Gabelli Foundation, Inc., 2,300 by MJG Associates, Inc. and 2,000 by Gabelli & Company Investment Advisers, Inc. Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons. G.research, LLC. Associated Capital Group, Inc. (“AC”), GAMCO Investors, Inc. (“GBL”) and GGCP, Inc. (“GGCP”) are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. Each of the foregoing persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have authority to vote 20,500 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares of the Company held by the Funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the Proxy Voting Committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mario Gabelli, AC, GBL, and GGCP is indirect with respect to shares beneficially owned directly by the other persons.
(3)

As reported in Schedule 13D filed by Pura Vida Investments, LLC and Efrem Kamen on April 13, 2023, with the SEC. The aggregate number of shares reported relates to shares held in one or more private funds (the “Pura Vida Funds”) managed by Pura Vida Investments, LLC (“Pura Vida”). Pura Vida in its capacity as the investment manager of the Pura Vida Funds, has the power to vote and the power to direct the disposition of all shares held by the Pura Vida Funds. Mr. Kamen, as the managing member of Pura Vida, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) all the shares held by the Pura Vida Funds.

(4)

As reported in Schedule 13D filed by RTW Investments, LP on April 13, 2023 with the SEC. The aggregate number of shares reported relates to shares held in one or more private funds (the “RTW Funds”) managed by RTW Investments, LP. (“RTW”). RTW in its capacity as the investment manager of the RTW Funds, has the power to vote and the power to direct the disposition of all shares held by the RTW Funds.

(5)	As reported in Schedule 13D/A filed by Voce Capital Management LLC on April 12, 2023 with the SEC.
(6)

As reported in Amendment No. 4 to Schedule 13G filed by The Vanguard Group on February 9, 2023 with the SEC. Such beneficial owner reported that it has sole power to vote or direct the vote over 0 shares of our common stock, the shared power to vote or direct the vote over 28,063 shares of our common stock, the sole power to dispose or direct the disposition of 1,192,935 shares of our common stock, and the shared power to dispose or direct the disposition of 42,151 shares of our common stock.

(7)	As reported in Schedule 13G filed by FMR LLC on February 9, 2023 with the SEC.
(8)	As reported in Amendment No. 1 to Schedule 13G filed by Integrated Core Strategies (US) LLC on February 13, 2023 with the SEC.
(9)

Mr. Plants is the Managing Partner of Voce Capital Management LLC, the holder of 1,210,224 shares (approximately 6.1%) of our outstanding common stock as of March 31, 2022. Mr. Plants has disclaimed beneficial ownership of the shares owned by Voce Capital Management LLC, except to the extent of his pecuniary interest therein, however he has the sole or shared voting power of the shares reflected in this table.

Securities Authorized for Issuance under Equity Compensation Plans

Our stockholders have approved 2019 Equity Incentive Plan, which is an amendment and restatement of 2004 Equity Incentive Plan.

The following table provides information regarding the shares of our common stock that may be issued upon the exercise of stock options, RSUs, PSUs, and the projected ESPP contributions under our equity compensation plans as of December 31, 2022.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,863	$27.54	1,449,511
Equity compensation plan not approved by security holders	—	—	—
Total	127,863	$27.54	1,449,511

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no transactions or series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:

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

We have entered into change of control and severance agreements with our Named Executive Officers. See “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change in Control.”

We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written policy that our executive officers, directors, nominees for election as a director, beneficial owners of more than 5% of any class of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related person transaction with us without the prior consent of our Audit Committee. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of more than 5% of any class of our common stock or any member of the immediate family of any of the foregoing persons in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider the material facts of the transaction, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction. There were no related party transactions entered into after presentation, consideration and approval by our Board and/or our Audit Committee.

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

All of the services provided by BDO described in the table below were approved by the Audit Committee.

The aggregate fees incurred by the Company for audit and non-audit services in 2022 and 2021 were as follows:

Service Category	2022	2021
BDO USA, LLP:
Audit Fees(1)	$3,558,176	$1,409,381
Audit-Related Fees	—	—
Tax Fees	—	—
Non-Audit Fees	—	—
Total BDO USA, LLP	$3,558,176	$1,409,381

(1)

In accordance with the SEC’s definitions and rules, audit fees are comprised of billed fees and fees expected to be billed for professional services related to the audit of financial statements and internal control over financial reporting for the Company’s 2022 and 2021 fiscal years as included in the annual report on Form 10-K; and the review of financial statements for interim periods included in the quarterly reports on Form 10-Q within those years.

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

3. Exhibits

The exhibits listed below are filed or incorporated by reference as part of this report.

Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference)

4.2	Description of the Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

4.3*	Employment Offer Letter dated July 19, 2017 by and between Cutera, Inc. and Michael Karavitis (filed as Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022 and incorporated herein by reference)

4.4*	Change of Control and Severance Agreement dated February 1, 2018 by and between Cutera, Inc. and Michael Karavitis (filed as Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2022 and incorporated herein by reference)

4.5*	Indenture, dated as of March 9, 2021, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on March 4, 2021 and incorporated herein by reference)

4.6*	Form of 2.25% Convertible Senior Notes due 2026 (filed as Exhibit 4.2 on Form 8-K filed on March 4, 2021 and incorporated herein by reference)

4.7*	Indenture, dated as of May 27, 2022, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on May 31, 2022 and incorporated herein by reference)

4.8*	Form of 2.25% Convertible Senior Notes due 2028 (filed as Exhibit 4.2 on Form 8-K filed on May 31, 2022 and incorporated herein by reference)

4.9*	Indenture, dated as of December 12, 2022, between Cutera, Inc. and U.S. Bank Trust Company, National Association, as trustee (filed as Exhibit 4.1 Form 8-K filed on December 12, 2022 and incorporated herein by reference)

4.10*	Form of 4.00% Convertible Senior Notes due 2029 (filed as Exhibit 4.2 on Form 8-K filed on December 12, 2022 and incorporated herein by reference)

10.1*	Form of Indemnification Agreement for directors and executive officers (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2019 and incorporated herein by reference)

10.2*	2004 Employee Stock Purchase Plan (filed as Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on March 16, 2007 and incorporated herein by reference)

10.3	Brisbane Technology Park Lease dated August 5, 2003 by and between the Registrant and Gal-Brisbane, L.P. for office space located at 3240 Bayshore Boulevard, Brisbane, California (filed as Exhibit 10.6 to the Company’s registration statement on Form S-1 filed on January 15, 2004 and incorporated herein by reference)

10.4*	Form of Performance Unit Award Agreement (filed as Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2005 and incorporated herein by reference)

10.5	First Amendment to Brisbane Technology Park Lease dated August 11, 2010 by and between the Company and BMR-Bayshore Boulevard LLC, as successor-in-interest to Gal-Brisbane, L.P., the original landlord, for office space located at 3240 Bayshore Boulevard (filed as Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 1, 2010 and incorporated herein by reference)

10.6*	Form of Performance Stock Unit Award Agreement (filed as Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q filed on August 1, 2016 and incorporated herein by reference)

Exhibit No.	Description

10.7	Lease Termination Agreement dated July 6, 2017 by and between the Registrant and SI 28, LLC (filed as Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.8	Second Amendment to Lease dated July 6, 2017 by and between the Company and BMR-Bayshore Boulevard LP (filed as Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2017 and incorporated herein by reference)

10.9*	Employment Offer Letter dated June 22, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.10*	Change of Control and Severance Agreement dated July 8, 2019 by and between Cutera, Inc. and David Mowry (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2019 and incorporated herein by reference)

10.11	Promissory Note dated April 21, 2020, between Cutera, Inc. and Silicon Valley Bank (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 24, 2020 and incorporated herein by reference)

10.12	Loan and Security Agreement, dated as of July 9, 2020, by and among Cutera, Inc., as borrower, and Silicon Valley Bank, as lender (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.13	Third Amendment to Lease by and between Cutera, Inc. and BMR-Bayshore Boulevard LP, successor-in-interest Gal-Brisbane, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.14*	Employment Offer Letter dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference)

10.15*	Change of Control and Severance Agreement dated July 29, 2020 by and between Cutera, Inc. and Rohan Seth (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 7, 2020 and incorporated herein by reference)

10.16	Indenture, dated as of March 9, 2021, between Cutera, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.17	Form of Capped Call Transaction Confirmation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.18	Amendment No. 1, dated March 4, 2021, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.19*	Employment Offer Letter dated May 19, 2021 by and between Cutera, Inc. and J. Daniel Plants (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 25, 2021 and incorporated herein by reference)

10.20*	Change of Control and Severance Agreement dated May 19, 2021 by and between Cutera, Inc. and J. Daniel Plants (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 25, 2021 and incorporated herein by reference)

10.21	Cutera, Inc. 2019 Equity Incentive Plan (amended and restated as of June 15, 2021) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021 and incorporated herein by reference)

10.22	ZO Medical and Cutera Agreement 5 Aug 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.23	ZO Skin Health Amendment 21 Aug 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.24	ZO Skin Health Amendment 25 Jan 2021 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

Exhibit No.	Description

10.25	ZO Skin Health Amendment 14 Jun 2021 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.26	Amendment, effective January 1, 2022, to Distribution Agreement dated August 5, 2013, between Cutera Inc., and ZO Skin Health, Inc.(filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 1, 2022and incorporated herein by reference)

10.27	Third Amendment, dated May 24, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank

10.28	Fourth Amendment, dated August 10, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank

10.29	Fifth Amendment, dated December 7, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.3to the Company’s Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference)

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference)

24.1	Power of Attorney

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.1 to the Company’s Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 31.2 to the Company’s Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference)

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed as Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan
+	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the 1st day of May, 2023.

CUTERA, INC.

By:	/s/ Sheila A. Hopkins
Sheila A. Hopkins
Interim Chief Executive Officer

Power of Attorney

KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Shelia A. Hopkins and Rohan Seth, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sheila A. Hopkins Sheila A. Hopkins	Director, Interim Chief Executive Officer (Principal Executive Officer)	May 1, 2023

/s/ Rohan Seth Rohan Seth	Chief Financial Officer (Principal Financial and Accounting Officer)	May 1, 2023

/s/ Juliane T. Park Juliane T. Park	Director	May 1, 2023

/s/ J. Daniel Plants J. Daniel Plants	Director	May 1, 2023

/s/ Janet D. Widmann Janet D. Widmann	Chairperson of the Board	May 1, 2023

/s/ Gregory A. Barrett Gregory A. Barrett	Director	May 1, 2023

/s/ Joseph E. Whitters Joseph E. Whitters	Director	May 1, 2023

/s/ Timothy O’Shea Timothy O’Shea	Director	May 1, 2023

/s/ David H. Mowry David H. Mowry	Director	May 1, 2023