Form 10-Q
period 2023-03-31
CUTERA INC
filed 2023-05-10
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of May 5, 2023, was 19,835,472.

CUTERA, INC.
FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.
This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, “CUTERA®,” “AVI360®,” “AVICARE®," “AVICLEAR®," “AVICOOL®, "ACUTIP 500®," “COOLGLIDE®,” “CUCF®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “EXCEL V+™,” “GENESIS®,” “LASER GENESIS®,” “LIMELIGHT®,” "MYQ®," “PEARL®,” “PICO GENESIS®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT ID®,” “TRUSCULPT FLEX®,” “VANTAGE®,” and “XEO®.
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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$166,828	$145,924
Marketable investments	100,823	171,390
Accounts receivable, net of allowance for credit losses of $2,985 and $2,497, respectively	52,138	45,562
Inventories, net	71,819	63,628
Other current assets and prepaid expenses	26,156	24,036
Restricted cash	700	700
Total current assets	418,464	451,240
Property and equipment, net	53,016	40,368
Deferred tax assets	577	590
Goodwill	1,339	1,339
Operating lease right-of-use assets	12,059	12,831
Other long-term assets	14,343	14,620
Total assets	$499,798	$520,988

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$35,169	$33,736
Accrued liabilities	58,660	57,452
Operating lease liabilities	2,722	2,810
Deferred revenue	12,243	11,841
Total current liabilities	108,794	105,839

Deferred revenue, net of current portion	1,643	1,657
Operating lease liabilities, net of current portion	10,652	11,352
Convertible notes, net of unamortized debt issuance costs of $12,114 and $12,666, respectively	417,011	416,459
Other long-term liabilities	711	862
Total liabilities	538,811	536,169

Commitments and Contingencies (Note 13)

Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,785,107 and 19,668,603 shares at March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	126,504	125,406
Accumulated other comprehensive loss	(8)	(94)
Accumulated deficit	(165,529)	(140,513)
Total stockholders’ deficit	(39,013)	(15,181)
Total liabilities and stockholders’ deficit	$499,798	$520,988
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Net revenue:
Products	$49,588	$52,066
Service	5,405	5,948
Total net revenue	54,993	58,014
Cost of revenue:
Products	27,231	22,912
Service	2,835	3,314
Total cost of revenue	30,066	26,226
Gross profit	24,927	31,788

Operating expenses:
Sales and marketing	29,512	24,944
Research and development	6,468	6,499
General and administrative	12,516	13,502
Total operating expenses	48,496	44,945
Loss from operations	(23,569)	(13,157)
Interest and other expense, net:
Amortization of debt issuance costs	(552)	(219)
Interest on convertible notes	(2,939)	(778)
Interest income (expense), net	2,479	(144)
Other expense, net	(163)	(611)
Total interest and other expense, net	(1,175)	(1,752)
Loss before income taxes	(24,744)	(14,909)
Income tax expense	272	233
Net loss	$(25,016)	$(15,142)

Net loss per share:
Basic	$(1.26)	$(0.84)
Diluted	$(1.26)	$(0.84)
Weighted-average number of shares used in per share calculations:
Basic	19,776	18,080
Diluted	19,776	18,080
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(25,016)	$(15,142)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized loss on available-for-sale investments	86	(11)
Other comprehensive loss, net of tax	86	(11)
Comprehensive loss	$(24,930)	$(15,153)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
Three Months Ended March 31, 2023 and 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Exercise of stock options	5,775	—	109	—	—	109
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	110,729	—	(2,397)	—	—	(2,397)
Stock-based compensation expense	—	—	3,386	—	—	3,386
Net change in unrealized loss on available-for-sale investments	—	—	—	—	86	86
Net loss	—	—	—	(25,016)	—	(25,016)
Balance at March 31, 2023	19,785,107	$20	$126,504	$(165,529)	$(8)	$(39,013)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569
Exercise of stock options	7,459	—	151	—	—	151
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	130,146	—	(2,450)	—	—	(2,450)
Stock-based compensation expense	—	—	4,043	—	—	4,043
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(11)	(11)
Net loss	—	—	—	(15,142)	—	(15,142)
Balance at March 31, 2022	18,132,949	$18	$116,468	$(73,315)	$(11)	$43,160

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(25,016)	$(15,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,386	4,043
Depreciation and amortization	1,409	427
Amortization of contract acquisition costs	2,178	652
Amortization of debt issuance costs	552	219
Deferred tax assets	13	41
Provision for credit losses	488	192
Loss on sale of property and equipment	—	14
Unrealized gain on foreign exchange forward	(623)	—
Non-cash interest income	(880)	—
Changes in assets and liabilities:
Accounts receivable	(7,064)	(1,912)
Inventories	(8,191)	(12,177)
Other current assets and prepaid expenses	(2,053)	(5,611)
Other long-term assets	(2,011)	(385)
Accounts payable	(1,330)	5,755
Accrued liabilities	1,706	(5,989)
Operating leases, net	(16)	30
Deferred revenue	388	239
Net cash used in operating activities	(37,064)	(29,604)
Cash flows from investing activities:
Acquisition of property and equipment	(11,153)	(321)
Proceeds from maturities of marketable investments	95,000	—
Purchase of marketable investments	(23,467)	(74,058)
Net cash provided by (used in) investing activities	60,380	(74,379)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	109	151
Taxes paid related to net share settlement of equity awards	(2,397)	(2,450)
Payments on finance lease obligations	(124)	(150)
Net cash used in financing activities	(2,412)	(2,449)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,904	(106,432)
Cash, cash equivalents, and restricted cash at beginning of period	146,624	164,864
Cash, cash equivalents, and restricted cash at end of period	$167,528	$58,432
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$33	$57
Assets acquired under operating lease	$57	$320
Acquisition of property and equipment	$6,894	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$778	$1,577
Income tax paid	$483	$1,100
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of systems, system upgrades, and hand pieces (collectively “Systems” revenue); the leasing of AviClear devices for acne treatment ("AviClear" revenue); the replacement hand pieces, Titan, truSculpt 3D,truSculpt and truFex cycle refills, as well as single use disposable tips applicable to Secret PRO, and Secret RF (“Consumables” revenue); and the distribution of third-party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt and truFlex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
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
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated statements of financial position as of March 31, 2023 and December 31, 2022, and its condensed consolidated statements of results of operations, comprehensive income (loss), changes in equity (deficit), and cash flows for the three months ended March 31, 2023, and 2022. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with the current year presentation. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2023, and as amended on May 1, 2023.
Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, management of international activities, competition from substitute products and larger companies, the Company's ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, the Company's ability to protect proprietary technology from counterfeit versions of the Company's products, the successful execution of new product launches, strategic relationships and dependence on key individuals.

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
In the three months ended March 31, 2023, the Company capitalized $1.8 million of mobilization costs and $1.0 million of deferred commission costs related to placements of the AviClear device. These costs are recorded in Other long-term assets in the Company's condensed consolidated balance sheets and will be amortized over the expected lease term. The amortization of the mobilization costs and amortization of deferred commission costs are recorded in cost of revenue and sales and marketing, respectively, in the Company's condensed consolidated statement of operation. Total capitalized commissions as of March 31, 2023, and December 31, 2022, were $3.7 million and $3.3 million, respectively, and are included in Other long-term assets in the Company’s consolidated balance sheet.
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
Customer Concentration
The Company generates revenue from the distribution of skincare products, which are manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the three months ended March 31, 2023, and 2022, revenue from the distribution of skincare products represented 15% and 20% of the Company’s consolidated revenue, respectively.
There are certain economic requirements in the distribution agreement with ZO that were not met for the 2022 fiscal year. The distribution agreement provides that the Company and ZO shall meet during the first quarter of the subsequent fiscal year to develop an improvement plan and/or change the minimum purchase requirements for 2023.
To date, the Company has been unable to reach terms with ZO on an improvement plan and/or minimum purchase requirements for 2023 and therefore ZO has the option to terminate the distribution agreement in its sole discretion during the second quarter of 2023. If ZO terminates the Company’s distribution rights, or requires the Company to amend the terms of its distribution agreement in a manner favorable to ZO, there would be an adverse effect the Company’s future revenue, results of operations, cash flows and stock price.
Note 2. Cash, Cash Equivalents and Marketable Investments

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
The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
March 31, 2023	Cost	Gains	Losses	Value
Cash and cash equivalents	N/A	N/A	N/A	$166,828
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	N/A	N/A	N/A	167,528
Marketable investments - U.S. Treasury	100,831	133	(141)	100,823
Total	$100,831	$133	$(141)	$268,351

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2022	Cost	Gains	Losses	Value
Cash and cash equivalents	N/A	N/A	N/A	$145,924
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	N/A	N/A	N/A	146,624
Marketable investments - U.S. Treasury	171,484	8	(102)	171,390
Total	$171,484	$8	$(102)	$318,014

At March 31, 2023 and December 31, 2022, net unrealized losses were nil and $0.1 million, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The restricted cash balance relates to an outstanding letter of credit provided to a supplier.

All the marketable investments will mature less than one year from March 31, 2023.
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
As of March 31, 2023, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$94,131	$—
Marketable investments:
Available-for-sale securities	100,823	—
Derivative assets:
Foreign exchange forward	—	65
Total	$194,954	$65

As of December 31, 2022, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

December 31, 2022	Level 1	Level 2
Cash equivalents:
Money market funds	$26,408	$—
Marketable investments:
Available-for-sale securities	171,390	—
Derivative liabilities:
Foreign exchange forward	—	(558)
Total	$197,798	$(558)
See Note 14 - Debt for the carrying amount and estimated fair value of the Company’s 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028 (the “2028 Notes”), and the 4.00% Convertible Senior Notes due 2029 (the “2029 Notes”).
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
The cash flow effect of the derivative instruments settlement is recorded in cash flow from operations.

March 31, 2023	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$5,557
Fair value	Other current assets and prepaid expenses	$65
Unrealized gain	Other expense, net	$394
Note 5. Balance Sheet Details
Inventories, net
As of March 31, 2023 and December 31, 2022, inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Raw materials	$42,721	$36,323
Work in process	2,169	2,117
Finished goods	26,929	25,188
Total	$71,819	$63,628
Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Deposits with vendors	$14,118	$13,917
Foreign tax receivable	9,129	7,147
Prepayments	2,837	2,972
Foreign exchange forward	65	—
Other	7	—
Total	$26,156	$24,036
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Leasehold improvements	$793	$793
AviClear devices	29,870	19,904
Office equipment and furniture	1,976	1,936
Machinery and equipment	5,802	5,106
Assets under construction	21,123	17,876
	59,564	45,615
Less: Accumulated depreciation	(6,548)	(5,247)
Property and equipment, net	$53,016	$40,368

Accrued Liabilities
As of March 31, 2023 and December 31, 2022, accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Bonus and payroll-related accruals	$17,300	$18,951
Sales and marketing accruals	4,184	5,347
Liability for inventory in transit	8,597	7,028
Product warranty	3,154	3,254
Accrued sales tax	9,657	9,066
Other accrued liabilities	15,768	13,806
Total	$58,660	$57,452
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
The following table provides the changes in the product warranty accrual for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning Balance	$3,254	$3,947
Add: Accruals for warranties issued during the period	1,016	1,462
Less: Settlements made during the period	(1,116)	(1,535)
Ending Balance	$3,154	$3,874
Note 7. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 88% of the Company’s deferred revenue balance of $13.9 million as of March 31, 2023 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance	$13,498	$10,825
Add: Payments received	6,045	4,864
Less: Revenue from current period sales	(615)	(458)
Less: Revenue recognized from beginning balance	(5,042)	(4,167)
Ending balance	$13,886	$11,064

The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at March 31, 2023, and December 31, 2022, was $3.1 million and $2.3 million, respectively.
Costs for extended service contracts were $1.6 million and $1.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Note 8. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 9% and 7% of the Company's total revenue for the three months ended March 31, 2023 and March 31, 2022, respectively.
The Company has certain system sale arrangements that contain multiple products and services. For these bundled sale arrangements, the Company accounts for individual products and services as separate performance obligations if they are distinct. The Company’s products and services are distinct if a customer can benefit from the product or service on its own or with other resources that are readily available to the customer, and if the Company’s promise to transfer the products or service to the customer is separately identifiable from other promises in the sale arrangements. The Company’s system sale arrangements can include all or a combination of the following performance obligations: the system and software license (considered one performance obligation), system accessories (hand pieces), training, AviClear license agreements, other accessories, extended service contracts, marketing services, and time and materials services.
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
The Company leases the AviClear device to customers and receives a fixed annual lease fee over the term of the arrangement and variable revenue related to the number of treatments performed by the lessee.
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

AviClear
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to the number of treatments performed by the lessee. The Company classifies its lease income as product revenue and classifies the AviClear contracts as operating leases. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized in the period the treatment protocol is initiated.
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
Loyalty Program
The Company operates a customer loyalty program for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for a product, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction. of net revenue at the time the reward is earned. As of March 31, 2023 and December 31, 2022, the liability for the loyalty program included in accrued liabilities was $0.2 million and $0.3 million, respectively.

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
Total capitalized commissions as of March 31, 2023 and December 31, 2022 were $3.4 million and $3.8 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.6 million and $0.8 million during the three months ended March 31, 2023 and March 31, 2022, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.
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
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2022	1,070,925
RSUs granted	(36,541)
Stock awards canceled / forfeited / expired	206,087
Options canceled / forfeited / expired	4,835
Balance, March 31, 2023	1,245,306

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2022	513,935	$34.41	6.63
Options exercised	(5,775)	$18.93
Options canceled / forfeited / expired	(4,835)	$46.99
Balance, March 31, 2023	503,325	$34.47	5.29

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	$906,211	$40.39
RSUs granted	36,541	$31.14
Awards released	(168,525)	$30.78
Stock awards canceled / forfeited / expired	(206,268)	$46.17
Balance, March 31, 2023	567,959	$40.54
Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$364	$459
Sales and marketing	1,148	576
Research and development	693	980
General and administrative	1,181	2,028
Total stock-based compensation expense	$3,386	$4,043
Note 10. Net Loss Per Share

As of March 31, 2023, the Company’s Convertible Notes were potentially convertible into 8,696,792 shares of common stock.

The denominator for diluted net income (loss) per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three months ended March 31, 2023 and March 31, 2022, the if-converted method was not applied as the effect would have been anti-dilutive.

For the three months ended March 31, 2023 and March 31, 2022, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss used in calculating net loss per share, basic	$(25,016)	$(15,142)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	19,776	18,080
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—
Options	—	—
RSUs	—	—
PSUs	—	—
ESPP	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	19,776	18,080
Net loss per share:
Net loss per share, basic	$(1.26)	$(0.84)
Net loss per share, diluted	$(1.26)	$(0.84)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2023	2022
Capped call	8,697	4,167
Convertible notes	8,697	4,167
Options to purchase common stock	503	485
Restricted stock units	370	526
Performance stock units	235	482
Employee stock purchase plan shares	52	32
Total	18,554	9,859
Note 11. Income Taxes
For the three months ended March 31, 2023, the Company's income tax expense was $0.3 million compared to tax expense of $0.2 million for the three months ended March 31, 2022.
The Company's income tax expense for the three months ended March 31, 2023 and 2022 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
Note 12. Leases
The Company is a party to certain operating and finance leases for vehicles, office space and storage facilities. The Company’s material operating leases consist of office space, as well as storage facilities and finance leases consist of automobile leases. The Company’s leases generally have remaining terms of one to 10 years, some of which include options to renew the leases for up to five years. The Company leases space for operations in the United States, Japan, Belgium, France, and Spain.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	March 31, 2023	December 31, 2022
Assets
Right-of-use assets	Operating lease right-of-use assets	$12,059	$12,831
Finance lease	Property and equipment, net	1,535	1,606
Total leased assets		$13,594	$14,437

Liabilities	Classification	March 31, 2023	December 31, 2022
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,722	$2,810
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	10,652	11,352
Total Operating lease liabilities		$13,374	$14,162

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$480	$485
Finance lease liabilities, non-current	Other long-term liabilities	675	825
Total Finance lease liabilities		$1,155	$1,310

Lease costs during the three months ended March 31, 2023 and 2022 (in thousands) was as follows:

		Three Months Ended March 31,
Lease costs	Classification	2023	2022
Finance lease cost	Amortization expense	$150	$161
Finance lease cost	Interest for finance lease	$20	$21
Operating lease cost	Operating lease expense	$891	$915
Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2023 and 2022 was as follows (in thousands):

		Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2023	2022
Operating cash flow	Finance lease	$20	$21
Financing cash flow	Finance lease	$124	$150
Operating cash flow	Operating lease	$699	$792
Facility leases
Maturities of facility leases were as follows as of March 31, 2023 (in thousands):

As of March 31, 2023	Amount
Remainder of 2023	$2,489
2023	2,937
2024	2,934
2025	3,029
2026	3,132
2027 and thereafter	468
Total lease payments	14,989
Less: imputed interest	1,615
Present value of lease liabilities	$13,374
Vehicle Leases
As of March 31, 2023, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of March 31, 2023	Amount
Remainder of 2023	$402
2024	614
2025	263
2025	8
Total lease payments	1,287
Less: imputed interest	132
Present value of lease liabilities	$1,155

Weighted-average remaining lease term and discount rate, as of March 31, 2023, were as follows:

Lease Term and Discount Rate	March 31, 2023
Weighted-average remaining lease term (years)
Operating leases	4.8
Finance leases	2.0
Weighted-average discount rate
Operating leases	4.8%
Finance leases	6.2%
Lessor - AviClear
Lessor revenue
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable revenue related to the number of treatments performed by the lessee. The contractual term of the lease agreement is three years with a one-year autorenewal feature. Certain lease agreements' terms in excess of one year can be terminated without financial penalty, and these agreements are accounted for as having a lease term of one year. The AviClear lease agreements are accounted for as operating leases. The fixed annual license fee is recognized evenly throughout the period of the lease agreement on a straight-line basis. The treatment revenue is recognized in the period the lessee has the ability to perform the patient treatment.
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
AviClear operating lease license fee revenue	$1,038	$—
AviClear operating lease revenue	3,357	—
Total AviClear revenue	$4,395	$—
The AviClear device being leased has a useful life of seven years. The Company expects that a device will be leased for two consecutive lease terms at the end of which its residual value will be immaterial.
The following is the minimum future lease payments as of March 31, 2023, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

As of March 31, 2023	Amount
Remainder of 2023	$2,463
2024	4,581
2025	2,119
Total AviClear revenue	$9,163
Practical Expedients
The Company elected to apply a practical expedient to operating leases and elected not to separate lease and nonlease components as long as the lease and at least one nonlease component have the same timing and pattern of transfer. As such, updates or upgrades on a when-and-if available basis to the AviClear device are combined with the operating lease revenue. The combined component is being accounted for under ASC 842. Additionally, the Company made an accounting policy election to present AviClear revenue net of sales and other similar taxes.

Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Amortization expenses for these assets were $1.0 million for the three months ended March 31, 2023, and nil for the three months ended March 31, 2022, and were included in Sales and marketing expense in the Company’s condensed consolidated statement of operations. Total capitalized commissions as of March 31, 2023, and December 31, 2022, were $3.7 million and $3.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
Lease installment costs
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.5 million during the three months ended March 31, 2023, and nil for the three months ended March 31, 2023, and were included in Cost of revenue in the Company’s condensed consolidated statement of operations. Total lease installment costs as of March 31, 2023, and December 31, 2022, were $1.8 million and $1.4 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
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
On January 31, 2020, the Company filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order ("TRO") against Lutronic generally prohibiting it from using or disseminating the Company's confidential, proprietary, or trade secret information. The order also prohibits Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. On April 9, 2020, the parties stipulated to the entry of a preliminary injunction providing for the same relief afforded by the TRO. On August 4, 2022, Cutera filed a second amended complaint. In addition to the above referenced claims, Cutera alleged claims for violation of the Lanham Act, unlawful business practices, false advertising and trademark infringement. Discovery is ongoing. No trial date has been scheduled.
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
On April 11, 2023, J. Daniel Plants, the Company’s former Executive Chairperson, and David Mowry, the Company’s former Chief Executive Officer, filed a complaint in the Delaware Court of Chancery against directors Gregory Barrett, Sheila Hopkins, Timothy O’Shea, Juliane Park and Janet Widmann, as defendants, and the Company, as nominal defendant (the “Delaware Litigation”) seeking a declaration that the individual defendants breached their fiduciary duties and enjoining them from enforcing the nomination deadline under the Company’s Amended and Restated Bylaws in connection with the 2023 annual meeting of stockholders, or in the alternative, a declaration that the Company must hold a special meeting of the stockholders on June 2, 2023. Mr. Plants and Mr. Mowry filed a motion for expedited proceedings with their complaint. Mr. Plants and Mr. Mowry subsequently agreed that the determination made by the Special Committee of the Board to hold a special meeting of the stockholders on June 9, 2023 mooted their request in the Delaware Litigation for a declaration that the Company hold a special meeting of the stockholders. On April 18, 2023, the Court of Chancery denied Mr. Plants and Mr. Mowry’s motion for expedited proceedings.
As of March 31, 2023 and December 31, 2022, the Company had accrued $0.8 million and $0.5 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
Note 14. Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	March 31, 2023	December 31, 2022
Notes due in 2026
Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(1,437)	(1,553)
Carrying Value	$67,688	$67,572

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(6,613)	(6,908)
Carrying Value	$233,387	$233,092

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(4,064)	(4,205)
Carrying Value	$115,936	$115,795

Convertible notes, net	$417,011	$416,459

Issuance of convertible notes due in 2026

In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. In May 2022, the Company entered into privately-negotiated exchange agreements with certain holders of the Company’s outstanding 2026 Notes. Following the exchange, approximately $69.1 million in aggregate principal amount of the 2026 Notes remained outstanding.
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

Issuance of convertible notes due in 2028
In May 2022, the Company issued $240.0 million aggregate principal amount of 2028 Notes. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC ("Voce"), an entity affiliated with J. Daniel Plants, the Company’s former Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchaser fees.

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
The circumstances described in the first bullet of the paragraph above were not met during the first quarter of 2023. As of March 31, 2023, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending March 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2023, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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

The estimated fair value of the 2026 Notes was approximately $68.4 million as of March 31, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets in the paragraph above were not met during the first quarter of 2023. As of March 31, 2023, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending March 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2023, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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

The estimated fair value of the 2028 Notes was approximately $180.4 million as of March 31, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending March 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2023, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.

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

The estimated fair value of the 2029 Notes was approximately $87.2 million as of March 31, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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

In connection with the offering of the 2029 Notes, the Company purchased from the option counterparties capped call options that in the aggregate related to the total number of shares of the Company's common stock underlying the 2029 Notes sold to the initial purchasers in the offering of 2029 Notes, with a strike price equal to the conversion price of the 2029 Notes and with an initial cap price equal to $99.21, which represents a 100% premium over the last reported sale price of the Company's common stock of $49.66 per share on December 7, 2022, with certain adjustments to the settlement terms that reflect standard anti-dilution provisions. These capped call transactions expire over 40 consecutive scheduled trading days ended on May 30, 2029. The capped calls were purchased for $25.1 million, net of issuance costs.

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
Debt Issuance Cost
The issuance costs related to the Convertible Notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible Notes. The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. The effective interest rates on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the three months ended March 31, 2023, including the amortization of debt issuance cost, totaled approximately $3.5 million. Interest expense for the three months ended March 31, 2022, including the amortization of debt issuance cost, totaled approximately $1.0 million.
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
The Loan and Security Agreement has been amended since inception to permit the issuance of the Convertible Notes and related capped call transactions and to remove the quarterly minimum revenue requirement. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. In addition, under the purchase and assumption agreement, First-Citizens Bank & Trust Company assumed Silicon Valley Bank’s obligations under the Company’s Loan and Security Agreement.
The Company and First Citizens Bank & Trust Company agreed to amend the requirement for Cutera to maintain substantially all of its funds with First Citizens Bank & Trust Company and allowed up to 50% of the Company’s funds to be invested with institutions other than First Citizens Bank & Trust Company.
As of March 31, 2023, the Company had not drawn on the loan facility and the Company is in compliance with all financial covenants.
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

The Company measures the financial results of its reportable segments using an internal performance measure that excludes certain non-cash and non-recurring expenses.

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
Net revenue
Cutera Core	$50,598	$58,014
AviClear	4,395	—
Total net revenue	$54,993	$58,014

Income (loss) from operations
Cutera Core	$(8,530)	$4,350
AviClear	(5,996)	(8,155)
Segment loss from operations	(14,526)	(3,805)
Items not allocated to segments
Stock-based compensation	(3,386)	(4,043)
ERP implementation	(518)	(3,976)
Depreciation and amortization	(3,587)	(1,079)
Legal fees, severance, and other	(1,552)	(254)
Consolidated loss from operations	(23,569)	(13,157)
Interest and other expense, net	(1,175)	(1,752)
Consolidated loss before income taxes	$(24,744)	$(14,909)

Capital spending
Cutera Core	$73	$91
AviClear	11,080	230
Total segment capital spending	11,153	321
Corporate	—	—
Total capital spending	$11,153	$321

Total assets	March 31, 2023	December 31, 2022
Cutera Core	$168,697	$154,978
AviClear	62,173	47,406
Total segment assets	230,870	202,384
Corporate	268,928	318,604
Total assets	$499,798	$520,988

The following table presents a summary of revenue by geography and product category for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue mix by geography:
North America	$27,669	$28,853
Japan	12,908	17,503
Rest of the World, other than United States, Asia and Europe	14,416	11,658
Total consolidated revenue	$54,993	$58,014
Revenue mix by product category:
Systems	$33,317	$36,514
AviClear	4,395	—
Consumables	3,744	3,903
Skincare	8,132	11,649
Total product revenue	49,588	52,066
Service	5,405	5,948
Total consolidated revenue	$54,993	$58,014

Note 16. Subsequent Events
In April 2023, the Company’s Compensation Committee approved a retention amount of $10.0 million to be made available to sales personnel and a retention amount of $3.0 million for non-sales personnel. These retention amounts will be paid in cash to the relevant employees over an 18-month period in installments in July 2023, January 2024, April 2024, and October 2024.
The Company believed it necessary given the recent events at the Board of Director level to put incentives in place to prevent employee turnover.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 7, 2023, as amended on May 1, 2023.
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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of March 31, 2023.
Executive Summary
Company Description
The Company develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer safe and effective treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems.
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
The Company currently markets the following key platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions.
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
A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2022- Part I, Item 1A “Risk Factors,” and (2) other announcements the Company makes from time to time.
Risks and Uncertainties
The world is currently experiencing widespread inflation. Household budgets are tight and cash is generally being conserved and spent on essential items like housing, gas, food, clothing and healthcare. Given the inflationary environment, fewer funds may be spent on aesthetic treatments, which may translate into less demand for our products and less revenue as a result.
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended March 31, 2023. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill.
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
The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 7, 2023, as amended on May 1, 2023. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.
The Company established new accounting policies to account for the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes” and, together with the 2028 Notes and 2029 Notes, the “Convertible Notes”) and related transactions during the first quarter of 2021.
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. In May 2022, the Company issued $240.0 million aggregate principal amount of 2028 Notes in a private placement offering. In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The notes issued in March 2021 and May 2022 each bear interest at a rate of 2.25% per year and the notes issued in December 2022 bear interest at 4.00% per year. In accordance with ASU 2020-06, the Company recorded the Convertible Notes in long-term debt with no separation between the notes and the conversion option. Each reporting period, the Company will determine whether any criteria are met for the note holders to have the option to redeem the notes early. To the extent there are any conversion requests, the Company intends to settle such conversion requests in shares of common stock. Therefore, the convertible notes have been included as Long-term debt on the condensed consolidated balance sheet.

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

	Three Months Ended March 31,
	2023	2022
Net revenue	100%	100%
Cost of revenue	55%	45%
Gross margin	45%	55%

Operating expenses:
Sales and marketing	54%	43%
Research and development	12%	11%
General and administrative	23%	23%
Total operating expenses	88%	77%

Loss from operations	(43)%	(23)%
Amortization of debt issuance costs	(1)%	—%
Interest on convertible notes	(5)%	(1)%
Other expense, net	0%	(1)%
Loss before income taxes	(45)%	(26)%

Income tax expense	—%	—%
Net loss	(45)%	(26)%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 8 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 7% and 12% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2023	% Change	2022
Revenue mix by geography:
North America	$27,669	(4)%	$28,853
Japan	12,908	(26)%	17,503
Rest of World	14,416	24%	11,658
Consolidated total revenue	$54,993	(5)%	$58,014

North America as a percentage of total revenue	50%		50%
Japan as a percentage of total revenue	23%		30%
Rest of World as a percentage of total revenue	26%		20%

Revenue mix by product category:
Systems - North America	$17,959	(21)%	$22,707
Systems - Rest of World (including Japan)	15,358	11%	13,807
Total Systems	33,317	(9)%	36,514
AviClear	4,395	100%	—
Consumables	3,744	(4)%	3,903
Skincare	8,132	(30)%	11,649
Total Products	49,588	(5)%	52,066
Service	5,405	(9)%	5,948
Total Net Revenue	$54,993	(5)%	$58,014
The Company’s total net revenue decreased by $3.0 million, or 5%, in the three months ended March 31, 2023, compared to the same period in 2022. This decrease was primarily driven by weakness in Systems revenue in North America and a decline in Japanese Skincare revenue, partially offset by AviClear revenue. In March 2022, the Company received FDA clearance for the AviClear treatment device and began limited commercial release in April 2022.
Revenue by Geography
The Company’s North America revenue decreased by $1.2 million, or 4%, in the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily driven by weakness in Systems revenue.
Revenue in Japan decreased by $4.6 million, or 26%, in the three months ended March 31, 2023, compared to the same period in 2022, due to a decrease in Skincare revenue.
The Company’s Rest of World revenue increased by $2.8 million, or 24%, in the three months ended March 31, 2023, compared to the same period in 2022. The increase was mostly driven by strong System sales in Europe and global distributor markets.

Revenue by Product Type
Systems Revenue
Systems revenue in North America decreased by $4.7 million, or 21%, in the three months ended March 31, 2023, compared to the same period in 2022, mainly due to a decrease in average selling prices ("ASPs") and unit volumes.
System revenue in the Rest of the World (including Japan) increased by $1.6 million or 11%, in the three months ended March 31, 2023, compared to the same periods in 2022, primarily due to increased sales in the Company’s businesses in Europe, the Middle East, and Asia.
AviClear Revenue
The AviClear revenue consists of $0.9 million of lease revenue related to the fixed annual license fee and variable lease revenue of $3.5 million related to treatments performed by the lessee.
Consumables Revenue
Consumables revenue decreased by $0.2 million, or 4%, in the three months ended March 31, 2023, compared to the same period in 2022.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $3.5 million, or 30%, in the three months ended March 31, 2023, compared to the same period in 2022. This decrease included a $1.3 million adverse impact from the weakening Japanese Yen. The Company will continue to be exposed to fluctuations in the exchange rate between U.S. Dollars and Japanese Yen, as the Company's Skincare revenue is denominated in Japanese Yen. Increased competition from alternative products and procedures also contributed to the decrease in Skincare revenue.
Service Revenue
The Company’s Service revenue decreased by $0.5 million, or 9%, in the three months ended March 31, 2023, compared to the same period in 2022. This decrease was due primarily to decreased sales of service contracts, and support and maintenance services.
Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Gross profit	$24,927	$31,788	$(6,861)
As a percentage of total net revenue	45.3%	54.8%	(9.5)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended March 31, 2023, was 45.3%, compared to 54.8% in the same period in 2022. The 9.5 percentage point decrease in gross profit in the three-month comparison mainly reflects the following factors:
•Lower than planned production in the three months ended March 31, 2023, primarily because of challenges the Company faced in completing its audit-related inventory procedures, impacted the Company’s inventory absorption by 1.1 percentage points. The resulting lack of finished goods inventory availability resulted in a lower fixed cost leverage of 1.0 percentage points;
•Geographic revenue mix, primarily lower North American volume sales and higher foreign distributor sales, adversely impacted the Company’s gross margin rate by 1.1 percentage points in the three-month comparison;
•North American system ASPs were lower in the three months ended March 31, 2023, compared to the same period in 2022, and reflected a large national accounts deal in the three months ended March 31, 2023. The lower ASPs adversely impacted the gross margin rate by 1.4 percentage points in the three-month comparison;

•Weakening foreign currencies adversely impacted the Company’s gross margin rate by 2.1 percentage points in the three-month comparison. This was primarily a result of the Company’s Skincare revenue being denominated in Japanese Yen and costs being dominated in U.S. Dollars; and
•In April 2022, the Company began leasing the AviClear device. Depreciation expense on installed AviClear devices and amortization expense on capitalized lease installment costs adversely impacted the Company’s gross margin rate by 2.8 percentage points in the three-month comparison.
Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Sales and Marketing	$29,512	$24,944	$4,568
As a percentage of total net revenue	53.7%	43.0%	10.7%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.
Sales and marketing expenses for the three months ended March 31, 2023, increased $4.6 million compared to the same period in 2022. This increase reflects headcount growth related to the launch of AviClear, as payroll-related costs, including commission expense and consulting services, increased $2.7 million in the three months ended March 31, 2023. Also contributing to the increase in sales and marketing expenses was an increase in promotional activities and travel of $1.2 million.
Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Research and development	$6,468	$6,499	$(31)
As a percentage of total net revenue	11.8%	11.2%	0.6%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by less than $0.1 million in the three months ended March 31, 2023, compared to the same period in 2022. This decrease reflected lower personnel expenses and external consultant costs, partially offset by an increase in materials of $0.6 million related to spend on new projects.
General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
General and administrative	$12,516	$13,502	$(986)
As a percentage of total net revenue	22.8%	23.3%	(0.5)%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses decreased by $1.0 million for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was due to a $3.5 million decrease in implementation expense related to the Company’s enterprise resource planning (ERP) system, partially offset by an increase in audit and related expense of $1.5 million.
Interest and Other Expense, Net
Interest and other expense, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Amortization of debt issuance costs	$(552)	$(219)	$(333)
Interest on convertible notes	(2,939)	(778)	(2,161)
Interest income (expense), net	2,479	(144)	2,623
Other expense, net	(163)	(611)	448
Interest and other expense, net	$(1,175)	$(1,752)	$577

Interest and other expense, net, decreased $0.6 million for the three months ended March 31, 2023, compared to the same period in 2022. The increase in the Company’s cash and marketable securities from March 31, 2022 to March 31, 2023, mainly as a result of the issuance of the 2028 Notes and 2029 Notes in May 2022 and December 2022, resulted in the $2.6 million increase in interest income and the $2.2 million increase in convertible note interest expense.
Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Income tax expense	$272	$233	$39
The Company's income tax expense was $0.3 million for the three months ended March 31, 2023, compared to $0.2 million for the same period in 2022.
Segment Results of Operations

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
Revenue	$50,598	$4,395	$54,993	$58,014	$—	$58,014

Loss from operations	$(14,695)	$(8,874)	$(23,569)	$(4,872)	$(8,285)	$(13,157)
Interest and other income (expense), net			(1,175)			(1,752)
Loss before income taxes			$(24,744)			$(14,909)

Cutera Core
The Cutera Core reportable segment consists of the Company’s systems, consumables, skincare, and service businesses. The Cutera Core segment develops and manufactures energy-based systems for medical practitioners in addition to distributing third-party manufactured skincare products in Japan. The installed base of systems provides opportunities for the segment to earn revenues through service contracts, consumables, and replacement handpieces.
The Cutera Core segment’s revenue decreased by $7.4 million in the three months ended March 31, 2023, compared to the three months ended March 31, 2022. This decrease reflected a decrease in system sales of $3.2 million due mainly to ASP and unit volume decreases in North America and a decrease in Skincare revenue of $3.5 million due to the weakening Japanese Yen and a combination of lower unit volumes and ASPs.
The Cutera Core segment recorded a loss from operations of $14.7 million in the three months ended March 31, 2023, compared to a loss from operations of $4.9 million in the three months ended March 31, 2022. This $9.8 million adverse change mainly reflects a decrease in gross margin contribution of $9.1 million because of the increase in the cost of service parts; the effect of the weakening Japanese Yen on Skincare revenue; a decrease in North American System ASPs; a decrease in overhead absorption due to lower than planned production; and an unfavorable shift in Systems customer and region sales mix.

AviClear
The Company’s AviClear reportable segment consists of the AviClear business. The Company’s acne solution, AviClear, is a prescription-free, drug-free laser treatment for the treatment of mild to severe acne. The Company began earning revenue from its AviClear device following FDA approval in March 2022. The Company leases the AviClear device to customers in North America and receives a fixed annual license fee over the term of the arrangement and variable revenue related to number of treatments performed by the lessee.
In the three months ended March 31, 2023, the Company earned $1.0 million in lease license fee revenue and $3.5 million in treatment revenue.
The AviClear segment recorded a loss from operations of $8.9 million in the three months ended March 31, 2023, compared to a loss from operations of $8.3 million in the three months ended March 31, 2022. This $0.6 million adverse change reflects an increase in operating expenses of $3.0 million, partially offset by an increase of $2.2 million in gross margin contribution. The increase in operating expenses reflects additional sales and marketing headcount associated with the commercialization of the AviClear device.

Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended March 31, 2023, was cash generated from net proceeds from the issuance of the Convertible Notes in March 2021, May 2022 and December 2022. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its daily needs. The majority of the Company’s cash, cash equivalents, and investments are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of March 31, 2023 and December 31, 2022, the Company had $309.7 million and $345.4 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $49.7 million to $268.4 million as of March 31, 2023, from $318.0 million as of December 31, 2022, driven by net loss, adjusted for non-cash items, of $18.5 million and an increase in asset balances of $29.7 million.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes its cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$166,828	$145,924	$20,904
Restricted cash	700	700	—
Marketable investments	100,823	171,390	(70,567)
Total	$268,351	$318,014	$(49,663)
Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net cash flow provided by (used in):
Operating activities	$(37,064)	$(29,604)
Investing activities	60,380	(74,379)
Financing activities	(2,412)	(2,449)
Net increase (decrease) in cash and cash equivalents	$20,904	$(106,432)
Cash Flows from Operating Activities
Net cash used in operating activities in the three months ended March 31, 2023, was $37.1 million, which reflected net loss, adjusted for non-cash items, of $17.8 million, and changes in assets and liabilities of $19.3 million. The increase in current assets mainly reflects an increase in inventories and accounts receivable.

Cash Flows from Investing Activities
Net cash provided by investing activities was $60.4 million in the three months ended March 31, 2023, which was attributable to the net sale of marketable investments of $71.5 million, partially offset by an $11.2 million increase in the AviClear device asset balance.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.4 million in the three months ended March 31, 2023, which was primarily due to taxes paid related to net share settlement of equity awards.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $166.8 million and marketable investments of $100.8 million as of March 31, 2023. For the three months ended March 31, 2023, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Convertible Notes in March 2021, May 2022, and December 2022. The Company intends to use the net proceeds of the issuance to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
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
The Loan and Security Agreement has been amended since inception to permit the issuance of the Convertible Notes and related capped call transactions and to remove the quarterly minimum revenue requirement. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. In addition, under the purchase and assumption agreement, First-Citizens Bank & Trust Company assumed Silicon Valley Bank’s obligations under the Company’s Loan and Security Agreement.
The Company and First Citizens Bank & Trust Company agreed to amend the requirement for Cutera to maintain substantially all of its funds with First Citizens Bank & Trust Company and allowed up to 50% of the Company’s funds to be invested with institutions other than First Citizens Bank & Trust Company.
As of March 31, 2023, the Company had not drawn on the loan facility and the Company is in compliance with all financial covenants.
Commitments and Contingencies
As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since April 7, 2023, the filing date of the Company’s Annual Report on 2022 Form 10-K, as amended May 1, 2023.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023, as amended on May 1, 2023, and other announcements the Company makes from time to time.
The conditional conversion feature of the Company's convertible notes, if triggered, may adversely affect the Company's financial condition and operating results.
The Company has outstanding the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028, and the 4.00% Convertible Senior Notes due 2029. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, ending on September 30, 2022, in the case of the 2028 Notes, and ending on March 31, 2023, in the case of the 2029 Notes, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for any of the Company’s Convertible Notes in the three months ended March 31, 2023. Upon any future conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
As of March 31, 2023, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 8.00% as of March 31, 2023, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
In 2022, the Company experienced an adverse impact on revenues and gross margin from the weakening Japanese Yen. The Company will continue to be exposed to fluctuations in the exchange rate between U.S. Dollars and Japanese Yen, as the Company's skincare revenue is denominated in Japanese Yen. In July 2022, the Company implemented a hedging program to mitigate this exposure to the Japanese Yen fluctuation against the U.S. Dollar.

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

Management identified material weaknesses in the year ended December 31, 2022, over the Company’s internal controls over financial reporting. These material weaknesses are related to information technology general controls (“ITGCs”) including, segregation of duties, user access, and reports produced by certain IT systems that support the Company's financial reporting process including those related to the implementation of an ERP system; inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; and the completeness and accuracy of expense for routine and non-routine equity-based awards.. Although these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that these deficiencies constitute material weaknesses.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the Form 10-Q, for the three months ended March 31, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Remediation Plans
The Company is currently implementing measures to improve its controls over financial reporting and has hired three senior employees in 2023 who are primarily involved with the efforts required to successfully remediate the identified material weaknesses. The Company's efforts will include:
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
Equity-based awards expense calculation remediation actions:
• Enhancing current review controls around the calculation of stock-based compensation expense.
The actions the Company is taking are subject to ongoing executive management review and are also subject to audit committee oversight. The Company will not be able to fully remediate these material weaknesses until these remediation steps have been completed and have been operating effectively for a sufficient period. If the Company is unable to successfully remediate these material weaknesses, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed financial statements may be materially misstated.

Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023, and Note 13 to the Company's condensed consolidated financial statements entitled "Contingencies", in this Quarterly Report on Form 10-Q for the three months ended March 31, 2023.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023 (the “Annual Report”), as amended on May 1, 2023, other than the noted below:
Our business could be negatively affected as a result of the ongoing dispute between our former Executive Chairperson and former Chief Executive Officer and our Board of Directors.
On April 3, 2023 and April 10, 2023, J. Daniel Plants and David H. Mowry, in their then-capacities as the Executive Chairperson and Chief Executive Officer of the Company, respectively, each delivered a demand for a special meeting of the Company’s stockholders to vote on proposals submitted by Messrs. Plants and Mowry, specifically the immediate removal of five of the six independent directors of the Board, without cause. The Board subsequently terminated Messrs. Plants and Mowry from their positions as Executive Chairperson and Chief Executive Officer, respectively, for cause. The Board appointed members Sheila A. Hopkins as the interim Chief Executive Officer and Janet D. Widmann as the Chairperson of the Board. The Board has set a special meeting of stockholders for June 9, 2023 to vote on the proposals submitted by Messrs. Plants and Mowry.
On April 11, 2023, Mr. Plants and Mr. Mowry filed a complaint in the Delaware Court of Chancery against five of the Company’s independent directors, Gregory Barrett, Sheila Hopkins, Timothy O’Shea, Juliane Park and Janet Widmann, as defendants, and the Company, as nominal defendant seeking a declaration that the individual defendants breached their fiduciary duties and enjoining them from enforcing the nomination deadline under the Company’s Amended and Restated Bylaws in connection with the 2023 annual meeting of stockholders, or in the alternative, a declaration that the Company must hold a special meeting of the stockholders on June 2, 2023. Mr. Plants and Mr. Mowry filed a motion for expedited proceedings with their complaint. Mr. Plants and Mr. Mowry subsequently agreed that the determination made by the Special Committee of the Board to hold a special meeting of the stockholders on June 9, 2023 mooted their request in the Delaware litigation for a declaration that the Company hold a special meeting of the stockholders. On April 18, 2023, the Court of Chancery denied Mr. Plants and Mr. Mowry’s motion for expedited proceedings.
Messrs. Plants and Mowry have subsequently publicly voiced opposition to certain aspects of our corporate governance and strategy, and have undertaken a proxy contest to reconstitute our Board. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board or management could have an adverse effect on our operating results and financial condition. A proxy contest will require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs. In addition, proxy contests require significant time and attention by our Board and management to address stockholder matters, diverting their attention from executing on our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, be exploited by our competitors, cause concern for those enrolling in our clinical trials, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.
Messrs. Plants and Mowry have indicated that they intend to fill any vacancies resulting from the removal of the current directors with unnamed individuals of their choosing. If individuals are ultimately appointed to our Board with a specific agenda, such as reappointing Messrs. Plants and Mowry to executive positions, it may adversely affect our ability to effectively implement our business strategy and create additional value for our stockholders.
Additionally, we have become subject to litigation as a result of this proxy contest and may become subject to additional litigation matters arising from this proxy contest, which would serve as a further distraction to our Board and management and would require us to incur significant additional costs. Actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
We may become a defendant in one or more stockholder derivative or class-action litigations, and any such future lawsuit may adversely affect our business, financial condition, results of operations and cash flows.

We and certain of our officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert our management’s attention and resources from our ordinary business operations, and we would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, we may be required to pay material damages, consent to injunctions on future conduct and suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact our reputation and harm our ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on our business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of our common stock.

The Company’s distribution agreement with ZO requires the Company meet certain minimum purchase requirements during each calendar year. Since the Company did not meet these minimum requirements in 2022 and has not reached a mutually agreed upon resolution with ZO, ZO has the right to terminate the distribution agreement.

The Company has an exclusive agreement with ZO to distribute ZO’s proprietary skincare products in Japan. There are certain economic requirements in the agreement that were not met for the 2022 fiscal year because of global economic factors, such as the unprecedented decline in the value of the Japanese Yen compared to the U.S. Dollar over the course of 2022. The distribution agreement provides that the Company and ZO shall meet during the first quarter of the subsequent fiscal year to develop an improvement plan and/or change the minimum purchase requirements for 2023.

To date, the Company has been unable to reach terms with ZO on an improvement plan and/or minimum purchase requirements for 2023 and therefore ZO has the option to terminate the distribution agreement in its sole discretion during the second quarter of 2023. If ZO terminates the Company’s distribution rights, or requires the Company to amend the terms of its distribution agreement in a manner favorable to ZO, there would be an adverse effect the Company’s future revenue, results of operations, cash flows and stock price.
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
On May 27, 2022, the Company issued $240.0 million aggregate principal amount of convertible notes (the “2028 Notes”). The notes bear interest at a rate of 2.25% per year. A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering to persons reasonably believed to be qualified institutional buyers pursuant to Rule 144A under the Securities Act and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC (“Voce”) pursuant to Section 4(a)(2) of the Securities Act, an entity affiliated with J. Daniel Plants, the Company’s former Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchasers’ fees. The notes will mature on June 1, 2028, unless earlier converted, repurchased or redeemed. The initial conversion rate will be 18.9860 shares of the Company's common stock per $1,000 principal amount of notes (equivalent to an initial conversion price of approximately $52.67 per share of common stock). In connection with issuance of the notes, the Company entered into capped call transactions with certain option counterparties. The capped call transactions are generally expected to reduce the potential dilution of the Company's common stock upon any conversion of the notes. The capped calls were purchased for $32.0 million, inclusive of issuance costs.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to its Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference).
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	Instance Document
101.sch	Inline XBRL Taxonomy Extension Schema Document
101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 10th day of May, 2023.

CUTERA, INC.

/s/ Stuart Drummond
Stuart Drummond
Interim Chief Financial Officer