Form 10-Q
period 2023-06-30
CUTERA INC
filed 2023-08-09
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of August 5, 2023, was 19,943,875.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share data and par value)
(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$180,654	$145,924
Marketable investments	41,949	171,390
Accounts receivable, net of allowance for credit losses of $5,011 and $2,497, respectively	53,079	45,562
Inventories, net	68,668	63,628
Other current assets and prepaid expenses	24,900	24,036
Restricted cash	700	700
Total current assets	369,950	451,240
Property and equipment, net	65,511	40,368
Deferred tax assets	547	590
Goodwill	1,339	1,339
Operating lease right-of-use assets	11,370	12,831
Other long-term assets	15,113	14,620
Total assets	$463,830	$520,988

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$34,240	$33,736
Accrued liabilities	53,764	57,452
Operating lease liabilities	2,602	2,810
Deferred revenue	12,457	11,841
Total current liabilities	103,063	105,839
Deferred revenue, net of current portion	1,690	1,657
Operating lease liabilities, net of current portion	10,069	11,352
Convertible notes, net of unamortized debt issuance costs of $11,557 and $12,666, respectively	417,568	416,459
Other long-term liabilities	575	862
Total liabilities	532,965	536,169
Commitments and Contingencies (Note 13)
Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,901,600 and 19,668,603 shares at June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	128,014	125,406
Accumulated other comprehensive income (loss)	4	(94)
Accumulated deficit	(197,173)	(140,513)
Total stockholders’ deficit	(69,135)	(15,181)
Total liabilities and stockholders’ deficit	$463,830	$520,988
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue:
Products	$55,568	$58,589	$105,156	$110,655
Service	5,650	5,635	11,055	11,583
Total net revenue	61,218	64,224	116,211	122,238
Cost of revenue:
Products	29,473	25,899	56,704	48,811
Service	3,691	3,281	6,526	6,595
Total cost of revenue	33,164	29,180	63,230	55,406
Gross profit	28,054	35,044	52,981	66,832

Operating expenses:
Sales and marketing	33,271	27,001	62,783	51,945
Research and development	5,784	6,859	12,252	13,358
General and administrative	18,528	11,248	31,044	24,750
Total operating expenses	57,583	45,108	106,079	90,053
Loss from operations	(29,529)	(10,064)	(53,098)	(23,221)
Interest and other expense, net:
Amortization of debt issuance costs	(557)	(298)	(1,109)	(517)
Interest on convertible notes	(2,958)	(1,149)	(5,897)	(1,927)
Loss on extinguishment of convertible notes	—	(34,423)	—	(34,423)
Interest income	2,179	382	4,658	395
Other expense, net	(453)	(1,910)	(616)	(2,678)
Total interest and other expense, net	(1,789)	(37,398)	(2,964)	(39,150)
Loss before income taxes	(31,318)	(47,462)	(56,062)	(62,371)
Income tax expense (benefit)	326	(186)	598	47
Net loss	$(31,644)	$(47,276)	$(56,660)	$(62,418)

Net loss per share:
Basic	$(1.59)	$(2.53)	$(2.86)	$(3.39)
Diluted	$(1.59)	$(2.53)	$(2.86)	$(3.39)
Weighted-average number of shares used in per share calculation:
Basic	19,858	18,700	19,819	18,392
Diluted	19,858	18,700	19,819	18,392
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(31,644)	$(47,276)	$(56,660)	$(62,418)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale investments, net of tax	12	(172)	98	(183)
Other comprehensive income (loss), net of tax	12	(172)	98	(183)
Comprehensive loss	$(31,632)	$(47,448)	$(56,562)	$(62,601)
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2023	19,785,107	$20	126,504	$(165,529)	$(8)	$(39,013)
Issuance of common stock for employee purchase plan	51,786	—	$711	—	—	711
Exercise of stock options	3,459	—	38	—	—	38
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	61,248	—	(789)	—	—	(789)
Stock-based compensation expense	—	—	1,550	—	—	1,550
Net change in unrealized loss on available-for-sale investments	—	—	—		12	12
Net loss	—	$—	$—	$(31,644)	$—	(31,644)
Balance at June 30, 2023	19,901,600	$20	$128,014	$(197,173)	$4	$(69,135)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	9,234	—	147	—	—	147
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	171,977	—	(3,186)	—	—	(3,186)
Stock-based compensation expense	—	—	4,936	—	—	4,936
Net change in unrealized loss on available-for-sale investments	—	—	—	—	98	98
Net loss	—	—	—	(56,660)	—	(56,660)
Balance at June 30, 2023	19,901,600	$20	$128,014	$(197,173)	$4	$(69,135)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at March 31, 2022	18,132,949	$18	$116,468	$(73,315)	$(11)	$43,160
Issuance of common stock for employee purchase plan	27,810	—	1,063	—	—	1,063
Exercise of stock options	7,385	—	225	—	—	225
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	37,671	—	(1,784)	—	—	(1,784)
Stock-based compensation expense	—	—	4,733		—	4,733
Purchase of capped call	—	—	(32,024)			(32,024)
Issuance of common stock in extinguishment of convertible notes	1,354,348	2	55,947	—	—	55,949
Net change in unrealized loss on available-for-sale investments	—	—	—		(172)	(172)
Net loss				(47,276)		(47,276)
Balance at June 30, 2022	19,560,163	$20	$144,628	$(120,591)	$(183)	$23,874

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	—	$56,569
Issuance of common stock for employee purchase plan	27,810	—	1,063	—	—		1,063
Exercise of stock options	14,844	—	376	—	—		376
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	167,817	—	(4,234)	—	—		(4,234)
Stock-based compensation expense	—	—	8,776	—	—		8,776
Purchase of capped call	—	—	(32,024)	—	—		(32,024)
Issuance of common stock in repayment of convertible notes	1,354,348	2	55,947	—	—		55,949
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(183)		(183)
Net loss	—	—	—	(62,418)	—		(62,418)
Balance at June 30, 2022	19,560,163	$20	$144,628	$(120,591)	$(183)		$23,874

    See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(56,660)	$(62,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,936	8,776
Depreciation and amortization	3,238	929
Amortization of contract acquisition costs	4,069	1,219
Amortization of debt issuance costs	1,109	517
Deferred tax assets	43	80
Provision for credit losses	2,514	409
Loss on sale of property and equipment	—	63
Loss on extinguishment of convertible notes	—	34,423
Non-cash interest income	(1,995)	—
Changes in assets and liabilities:
Accounts receivable	(10,031)	(1,108)
Inventories, net	(5,040)	(17,501)
Other current assets and prepaid expenses	(878)	(3,034)
Other long-term assets	(4,782)	(1,071)
Accounts payable	(1,666)	14,771
Accrued liabilities	(3,806)	(6,878)
Operating leases, net	(30)	36
Deferred revenue	649	702
Net cash used in operating activities	(68,330)	(30,085)
Cash flows from investing activities
Acquisition of property and equipment	(25,908)	(8,238)
Proceeds from maturities of marketable investments	155,000	—
Purchase of marketable investments	(23,467)	(203,309)
Net cash provided by (used in) investing activities	105,625	(211,547)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	858	1,440
Taxes paid related to net share settlement of equity awards	(3,186)	(4,234)
Purchase of capped call	—	(31,671)
Proceeds from issuance of convertible notes	—	240,000
Payment of issuance costs of convertible notes	—	(6,956)
Extinguishment of convertible notes	—	(45,777)
Payments on finance lease obligations	(237)	(284)
Net cash provided by (used in) financing activities	(2,565)	152,518
Net increase (decrease) in cash, cash equivalents and restricted cash	34,730	(89,114)
Cash, cash equivalents, and restricted cash at beginning of period	146,624	164,864
Cash, cash equivalents, and restricted cash at end of period	$181,354	$75,750
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$68	$437
Assets acquired under operating lease	$57	$549
Transfer of inventory to property and equipment	$—	$12,180
Debt issuance costs accrued	$—	$646
Acquisition of property and equipment	$6,301	$—
Capped call costs accrued	$—	$353
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,731	$1,903
Cash paid for income taxes	$483	$1,230
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes third-party manufactured skincare products. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of systems, system upgrades, and hand pieces (collectively “Systems” revenue); the leasing of AviClear devices for acne treatment ("AviClear" revenue); the replacement hand pieces, Titan, truSculpt 3D,truSculpt and truFlex cycle refills, as well as single use disposable tips applicable to Secret PRO, and Secret RF (“Consumables” revenue); and the distribution of third-party manufactured skincare products (“Skincare” revenue); are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt and truFlex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in select locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 39 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, and its condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders' equity (deficit), and condensed consolidated statements of cash flows, for the three and six months ended June 30, 2023, and 2022, respectively. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with the current year presentation. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2023, and as amended on May 1, 2023.
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
In the six months ended June 30, 2023, the Company capitalized $2.2 million of mobilization costs and $3.2 million of deferred commission costs related to placements of the AviClear device. These costs are recorded in Other long-term assets in the Company's condensed consolidated balance sheets and will be amortized over the expected lease term. The amortization of the mobilization costs and amortization of deferred commission costs are recorded in cost of revenue and sales and marketing, respectively, in the Company's condensed consolidated statement of operations. Total capitalized mobilization costs were $2.6 million and $1.3 million as of June 30, 2023 and December 31, 2022, respectively. Total capitalized commissions as of June 30, 2023, and December 31, 2022, were $4.3 million and $3.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
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
Supplier Concentration
The Company generates revenue from the distribution of skincare products, which are manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the six months ended June 30, 2023, and 2022, revenue from the distribution of skincare products represented 15% and 17% of the Company’s consolidated revenue, respectively.

The Company‘s exclusive distribution agreement with ZO to distribute ZO’s proprietary skincare products in Japan expires in June 2024. ZO has indicated its intent not to extend the distribution agreement and assume distribution of the ZO product line beginning in the third quarter of 2024. The Company is currently negotiating the terms of the transition of the distribution of the ZO product line to ZO, but anticipates there may be an adverse effect to the Company’s future revenue, results of operations, cash flows and stock price beginning in July 2024.
Note 2. Cash, Cash Equivalents, Restricted Cash and Marketable Investments
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
The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
June 30, 2023	Cost	Gains	Losses	Value
Cash and cash equivalents	N/A	N/A	N/A	$180,654
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	N/A	N/A	N/A	181,354
Marketable investments - U.S. Treasury	41,945	74	(70)	41,949
Total				$223,303

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2022	Cost	Gains	Losses	Value
Cash and cash equivalents	N/A	N/A	N/A	$145,924
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	N/A	N/A	N/A	146,624
Marketable investments - U.S. Treasury	171,484	8	(102)	171,390
Total				$318,014

At June 30, 2023 and December 31, 2022, net unrealized losses were nil and $0.1 million, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The restricted cash balance relates to an outstanding letter of credit provided to a supplier.

All the marketable investments will mature less than one year from June 30, 2023.
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
As of June 30, 2023, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$155,330	$—
Marketable investments:
Available-for-sale securities	41,949	—
Derivative assets:
Foreign exchange forward	—	—
Total	$197,279	$—

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
At June 30, 2023, the Company did not have any foreign currency exchange forward contracts outstanding. At December 31, 2022, the following foreign exchange forward contract was outstanding:

December 31, 2022	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$6,128
Fair value	Accrued liabilities	$558
Unrealized loss	Other expense, net	$(558)
Note 5. Balance Sheet Details
Inventories, net
As of June 30, 2023 and December 31, 2022, inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Raw materials	$39,953	$36,323
Work in process	2,670	2,117
Finished goods	26,045	25,188
Total	$68,668	$63,628
Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Deposits with vendors	$12,053	$13,917
Foreign tax receivable	9,563	7,147
Prepayments	3,284	2,972
Total	$24,900	$24,036
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
Leasehold improvements	$793	$793
AviClear devices	39,107	19,904
Office equipment and furniture	2,026	1,936
Machinery and equipment	5,697	5,106
Assets under construction	26,050	17,876
	73,673	45,615
Less: Accumulated depreciation	(8,162)	(5,247)
Property and equipment, net	$65,511	$40,368

Accrued Liabilities
As of June 30, 2023 and December 31, 2022, accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Bonus and payroll-related accruals	$18,709	$18,951
Sales and marketing accruals	4,832	5,347
Liability for inventory in transit	3,762	7,028
Product warranty	3,104	3,254
Accrued sales tax	10,420	9,066
Other accrued liabilities	12,937	13,806
Total	$53,764	$57,452
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
The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning Balance	$3,154	$3,874	$3,254	$3,947
Add: Accruals for warranties issued during the period	1,534	1,769	2,550	3,232
Less: Settlements made during the period	(1,584)	(1,454)	(2,700)	(2,990)
Ending Balance	$3,104	$4,189	$3,104	$4,189
Note 7. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 88% of the Company’s deferred revenue balance of $14.1 million as of June 30, 2023 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance	$13,886	$11,064	$13,498	$10,825
Add: Payments received	5,939	5,199	11,087	10,032
Less: Revenue from current period sales	(589)	(443)	(2,291)	(1,374)
Less: Revenue recognized from beginning balance	(5,089)	(4,293)	(8,147)	(7,956)
Ending balance	$14,147	$11,527	$14,147	$11,527

The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at June 30, 2023, and December 31, 2022, was $3.4 million and $2.3 million, respectively.
Costs for extended service contracts were $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and were $1.5 million and $3.2 million for three and six months ended June 30, 2022, respectively.
Note 8. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 9% and 9% of the Company's total revenue for the three and six months ended June 30, 2023, respectively and 7% and 8% for the three and six months ended June 30, 2022, respectively.
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
The Company leases the AviClear device to customers and receives a fixed annual lease fee over the term of the arrangement and variable revenue related to the treatments performed by the lessee.
Nature of Products and Services
Systems
Systems revenue is generated from the sale of systems and from the sale of upgrades to existing systems. A system consists of a console that incorporates a universal graphic user interface, a laser or other energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. In certain applications, the laser or other energy-based module is contained in the hand piece, rather than within the console.
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
The Company's invoice terms typically require payment for its system consoles and other accessories within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.

AviClear
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to the treatments performed by the lessee. The Company classifies its lease income as product revenue and classifies the AviClear contracts as operating leases. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized in the period the treatment protocol is initiated.
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
Loyalty Program
The Company operates a customer loyalty program for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for a product, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction. of net revenue at the time the reward is earned. As of June 30, 2023 and December 31, 2022, the liability for the loyalty program included in accrued liabilities was $0.2 million and $0.3 million, respectively.

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
Total capitalized commissions as of June 30, 2023 and December 31, 2022 were $3.2 million and $3.8 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.6 million and $1.3 million during the three and six months ended June 30, 2023, respectively and $0.5 million and $1.2 million during the three and six months ended June 30, 2022, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.
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
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2022	1,070,925
Options and RSUs granted	(735,978)
Stock awards canceled / forfeited / expired	279,567
Options canceled / forfeited / expired	84,629
Balance, June 30, 2023	699,143

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2022	513,935	$34.41	6.63
Options granted	309,214	$18.80
Options exercised	(9,234)	$15.92
Options canceled / forfeited / expired	(84,629)	$27.32
Balance, June 30, 2023	729,286	$28.85	6.95

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	906,211	$40.39
RSUs granted	426,764	$20.03
Awards released	(262,629)	$34.72
Stock awards canceled / forfeited / expired	(279,567)	$43.08
Balance, June 30, 2023	790,779	$30.32
Stock-based Compensation Expense
Stock-based compensation expense by department recognized during the three and six months ended June 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$361	$500	$725	$959
Sales and marketing	1,283	1,638	2,431	2,214
Research and development	415	1,067	1,108	2,047
General and administrative	(509)	1,528	672	3,556
Total stock-based compensation expense	$1,550	$4,733	$4,936	$8,776

In the three months ended June 30, 2023, the Company had a significant number of executives and directors leave Cutera and this resulted in a reversal of previously-reported stock compensation expense related to forfeited awards. The total reversal of stock compensation expense in the three months ended June 2023 relating to all forfeited awards was $2.1 million, of which $1.9 million was categorized as general and administrative expense. In the first and second quarters of 2022 and first quarter of 2023, the aggregate stock compensation expense reversal related to forfeited awards was approximately $0.5 million in each quarter.
Note 10. Net Loss Per Share

As of June 30, 2023, the Company’s Convertible Notes were potentially convertible into 8,696,792 shares of common stock.

The denominator for diluted net loss per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three and six months ended June 30, 2023 and June 30, 2022, the if-converted method was not applied as the effect would have been anti-dilutive.

For the three and six months ended June 30, 2023 and June 30, 2022, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss used in calculating net loss per share, basic	$(31,644)	$(47,276)	$(56,660)	$(62,418)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	19,858	18,700	19,819	18,392
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—	—	—
Options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
ESPP	—	—	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	19,858	18,700	19,819	18,392
Net loss per share:
Net loss per share, basic	$(1.59)	$(2.53)	$(2.86)	$(3.39)
Net loss per share, diluted	$(1.59)	$(2.53)	$(2.86)	$(3.39)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Capped call	10,780	8,724	10,780	8,724
Convertible notes	8,697	6,640	8,697	6,640
Options	694	542	694	542
RSU's	489	550	489	550
PSU's	265	489	265	489
ESPP	45	29	45	29
Total	20,970	16,974	20,970	16,974
Note 11. Income Taxes
For the three and six months ended June 30, 2023, the Company's income tax expense was $0.3 million and $0.6 million, respectively, compared to $0.2 million tax benefit and $47 thousand expense, respectively, for the three and six months ended June 30, 2022.
The Company's income tax expense for the three and six months ended June 30, 2023 and 2022 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	June 30, 2023	December 31, 2022
Assets
Right-of-use assets	Operating lease right-of-use assets	$11,370	$12,831
Finance lease	Property and equipment, net	1,465	1,606
Total leased assets		$12,835	$14,437

Liabilities	Classification	June 30, 2023	December 31, 2022
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,602	$2,810
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	10,069	11,352
Total Operating lease liabilities		$12,671	$14,162

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$463	$485
Finance lease liabilities, non-current	Other long-term liabilities	540	825
Total Finance lease liabilities		$1,003	$1,310

Lease costs during the three and six months ended June 30, 2023 and 2022 (in thousands) was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2023	2022	2023	2022
Finance lease cost	Amortization expense	$148	$178	$298	$339
Finance lease cost	Interest for finance lease	$18	$16	$38	$37
Operating lease cost	Operating lease expense	$889	$880	$1,780	$1,795
Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2023 and 2022 was as follows (in thousands):

		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2023	2022
Operating cash flow	Finance lease	$38	$24
Financing cash flow	Finance lease	$237	$284
Operating cash flow	Operating lease	$686	$851
Operating leases
Maturities of facility leases were as follows as of June 30, 2023 (in thousands):

As of June 30, 2023	Amount
Remainder of 2023	$2,458
2024	2,929
2025	2,934
2026	3,029
2027	3,132
2028 and thereafter	468
Total lease payments	14,950
Less: imputed interest	2,279
Present value of lease liabilities	$12,671
Finance Leases
As of June 30, 2023, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance (vehicle) leases as follows (in thousands):

As of June 30, 2023	Amount
Remainder of 2023	$266
2024	624
2025	314
2025	17
Total lease payments	1,221
Less: imputed interest	218
Present value of lease liabilities	$1,003

Weighted-average remaining lease term and discount rate, as of June 30, 2023, were as follows:

Lease Term and Discount Rate	June 30, 2023
Weighted-average remaining lease term (years)
Operating leases	4.6
Finance leases	2.0
Weighted-average discount rate
Operating leases	4.8%
Finance leases	6.2%
Lessor - AviClear
Lessor revenue
The Company leases the AviClear device to customers and receives a fixed annual license fee over the term of the arrangement and variable revenue related to the number of treatments performed by the lessee. The contractual term of the lease agreement is three years with a one-year auto-renewal feature. Certain lease agreements' terms in excess of one year can be terminated without financial penalty, and these agreements are accounted for as having a lease term of one year. The AviClear lease agreements are accounted for as operating leases. The fixed annual license fee is recognized evenly throughout the period of the lease agreement on a straight-line basis. The treatment revenue is recognized in the period the lessee has the ability to perform the patient treatment.
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
AviClear operating lease license fee revenue	$1,414	$39	$2,452	$39
AviClear operating lease revenue	2,582	97	5,939	97
Total AviClear revenue	$3,996	$136	$8,391	$136
The AviClear device being leased has a useful life of seven years. The Company expects that a device will be leased for two consecutive lease terms at the end of which its residual value will be immaterial.
The following is the minimum future lease payments as of June 30, 2023, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

As of June 30, 2023	Amount
Remainder of 2023	$2,463
2024	5,896
2025	3,434
Total AviClear revenue	$11,793
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

Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Amortization expenses for these assets were $1.1 million and $2.2 million for the three and six-month periods ended June 30, 2023, respectively, and nil for the comparative periods, and were included in Sales and marketing expense in the Company’s condensed consolidated statement of operations. Total capitalized commissions as of June 30, 2023, and December 31, 2022, were $4.3 million and $3.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
Lease installment costs
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.8 million and $1.3 million for the three and six-month periods ended June 30, 2023, respectively, and nil for the comparative periods, and were included in Cost of revenue in the Company’s condensed consolidated statement of operations. Total lease installment costs as of June 30, 2023, and December 31, 2022, were $2.6 million and $1.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
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
On January 31, 2020, the Company filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order ("TRO") against Lutronic generally prohibiting it from using or disseminating the Company's confidential, proprietary, or trade secret information. The order also prohibited Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. On April 9, 2020, the parties stipulated to the entry of a preliminary injunction providing for the same relief afforded by the TRO. The Company filed a First Amended Complaint on September 14, 2020. On August 4, 2022, Cutera filed a second amended complaint. On April 24, 2023 Lutronic filed a complaint for trade libel, intentional interference with prospective economic advantage, misappropriation of trade secrets and unfair business practices in violation of California Business and Professions Code §17200 against Cutera in California State Court. The Company has not yet been served in this case. In addition to the above referenced claims, Cutera alleged claims for violation of the Lanham Act, unlawful business practices, false advertising and trademark infringement. Discovery is ongoing. No trial date has been scheduled.
In March 2023, Serendia, LLC (“Serendia”), filed patent infringement complaints against the Company with the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro systems, which the Company distributes in the U.S. on behalf of ILOODA Co. Ltd., a Korean company. The Company is defending the lawsuits. Given the inherent uncertainties of litigation, the Company cannot guarantee that it will not be held liable for infringing one or more claims of Serendia patents. If the Company is held liable for infringement, it may be subject to monetary damages and/or an injunction prohibiting the applicable products in the United States.

On April 11, 2023, J. Daniel Plants, the Company’s former Executive Chairperson, and David Mowry, the Company’s former Chief Executive Officer, filed a complaint in the Delaware Court of Chancery against directors Gregory Barrett, Sheila Hopkins, Timothy O’Shea, Juliane Park and Janet Widmann, as defendants, and the Company, as nominal defendant (the “Delaware Litigation”) seeking a declaration that the individual defendants breached their fiduciary duties and to enjoin them from enforcing the nomination deadline under the Company’s Amended and Restated Bylaws (the “Bylaws”) in connection with the 2023 annual meeting of stockholders, or in the alternative, a declaration that the Company must hold a special meeting of the stockholders on June 2, 2023. Mr. Plants and Mr. Mowry filed a motion for expedited proceedings with their complaint. Mr. Plants and Mr. Mowry subsequently agreed that the determination made by the Special Committee of the Board to hold a special meeting of the stockholders on June 9, 2023 mooted their request in the Delaware Litigation for a declaration that the Company hold a special meeting of the stockholders. On April 18, 2023, the Court of Chancery denied in part Mr. Plants and Mr. Mowry’s motion for expedited proceedings.

On May 16, 2023, Mr. Mowry filed a letter with the Court of Chancery disclosing that he had resolved his dispute with the defendants and agreed to dismiss his claims with prejudice. On May 17, 2023, the Court of Chancery granted an order for voluntary dismissal of Mr. Mowry as a plaintiff in the Delaware Litigation. Mr. Plants subsequently publicly voiced opposition to certain aspects of the Company's corporate governance and strategy but did not submit a notice of nomination of director candidates for the Company’s 2023 annual meeting of stockholders and did not purport to nominate any director candidates at the Company’s annual meeting of stockholders held on July 13, 2023. On August 7, 2023, the defendants filed a motion for an order to show cause why the Delaware Litigation should not be dismissed with prejudice. The Delaware litigation remains pending.
On May 24, 2023, purported shareholder Erie County Employees’ Retirement System filed a putative class action securities fraud complaint in the U.S. District Court for the Northern District of California against the Company, David H. Mowry, Rohan Seth, and J. Daniel Plants, asserting claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The California litigation remains pending.
As of June 30, 2023, and December 31, 2022, the Company had accrued $0.6 million and $0.5 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
Note 14. Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	June 30, 2023	December 31, 2022
Notes due in 2026
Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(1,320)	(1,553)
Carrying Value	$67,805	$67,572

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(6,315)	(6,908)
Carrying Value	$233,685	$233,092

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(3,922)	(4,205)
Carrying Value	$116,078	$115,795

Convertible notes, net	$417,568	$416,459

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

The 2028 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on June 1 and December 1 of each year, beginning on December 1, 2022. Upon conversion, the 2028 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. Each $1,000 principal amount of the 2028 Notes is initially convertible into 18.9860 shares of the Company’s common stock, which is equivalent to an initial conversion price of approximately $52.67 per share. The conversion rate for the 2028 Notes is subject to adjustment for certain events as set forth in the indenture governing the 2028 Notes. The 2028 Notes will mature on June 1, 2028, unless earlier converted, redeemed, or repurchased in accordance with the terms of the 2028 Notes.

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
The circumstances described in the first bullet of the paragraph above were not met during the first and second quarters of 2023. As of June 30, 2023, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2023, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the 2026 Notes was approximately $58.4 million as of June 30, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets in the paragraph above were not met during the first and second quarters of 2023. As of June 30, 2023, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2023, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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

The estimated fair value of the 2028 Notes was approximately $149.9 million as of June 30, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the first bullet of the paragraph above were not met during the first and second quarters of 2023. As of June 30, 2023, the 2029 Notes are not convertible. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2023, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.

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

The estimated fair value of the 2029 Notes was approximately $76.2 million as of June 30, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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
Debt Issuance Cost
The issuance costs related to the Convertible Notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible Notes. The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. The effective interest rates on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the three and six-month periods ended June 30, 2023 including the amortization of debt issuance cost, totaled approximately $3.5 million and $7.0 million, respectively. Interest expense for the three and six-month periods ended June 30, 2022, including the amortization of debt issuance cost, totaled approximately $1.4 million and $2.4 million respectively.
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
The Loan and Security Agreement has been amended since inception to permit the issuance of the Convertible Notes and related capped call transactions and to remove the quarterly minimum revenue requirement. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First Citizens Bank & Trust Company. In addition, under the purchase and assumption agreement, First Citizens Bank & Trust Company assumed Silicon Valley Bank’s obligations under the Company’s Loan and Security Agreement.
The Company and First Citizens Bank & Trust Company agreed to amend the requirement for Cutera to maintain substantially all of its funds with First Citizens Bank & Trust Company and allowed up to 50% of the Company’s funds to be invested with institutions other than First Citizens Bank & Trust Company.
As of June 30, 2023, the Company had not drawn on the loan facility and the Company is in compliance with all financial covenants.
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

Beginning in the fourth quarter of 2022, the Company segregates its operations into two reportable business segments: (i) Cutera Core and (ii) AviClear. This segregation aligns the Company’s operating business segments with the way the CEO reviews the Company's operations.

The Company measures the financial results of its reportable segments using an internal performance measure that excludes certain non-cash and non-recurring expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Net revenue
Cutera Core	$57,222	$64,088	$107,820	$122,102
AviClear	3,996	136	8,391	136
Total net revenue	$61,218	$64,224	$116,211	$122,238

Loss from operations
Cutera Core	(4,342)	5,871	(12,872)	10,221
AviClear	(7,260)	(7,507)	(13,256)	(15,662)
Segment loss from operations	(11,602)	(1,636)	(26,128)	(5,441)
Items not allocated to segments
Stock-based compensation	(1,550)	(4,733)	(4,936)	(8,776)
ERP implementation costs	(770)	(2,385)	(1,288)	(6,361)
Depreciation and amortization	(3,991)	(1,068)	(7,578)	(2,147)
Board of Directors legal and advisory fees	(7,709)	—	(7,709)	—
Retention plan costs	(2,972)	—	(2,972)	—
Legal fees, severance, and other	(935)	(242)	(2,487)	(496)
Consolidated loss from operations	(29,529)	(10,064)	(53,098)	(23,221)
Interest and other expense, net	(1,789)	(37,398)	(2,964)	(39,150)
Consolidated loss before income taxes	$(31,318)	$(47,462)	$(56,062)	$(62,371)

			Six Months Ended June 30,
Capital spending			2023	2022
Cutera Core			$64	$603
AviClear			25,844	7,635
Total segment capital spending			$25,908	$8,238
Corporate			—	—
Total capital spending			$25,908	$8,238

Total assets			June 30, 2023	December 31, 2022
Cutera Core			$164,906	$154,978
AviClear			75,074	47,406
Total segment assets			$239,980	$202,384
Corporate			223,850	318,604
Total assets			$463,830	$520,988

The following table presents a summary of revenue by geography and product category for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue mix by geography:
United States	$24,995	$26,742	$47,964	$51,216
Japan	12,810	15,174	25,718	32,677
Asia, excluding Japan	4,323	5,106	11,054	8,715
Europe	5,495	5,925	10,613	10,116
Rest of the World, other than United States, Asia and Europe	13,595	11,277	20,862	19,514
Total consolidated revenue	$61,218	$64,224	$116,211	$122,238
Revenue mix by product category:
Systems	$37,895	$43,653	$71,213	$80,167
AviClear	3,996	136	8,391	136
Consumables	4,255	5,162	7,998	9,065
Skincare	9,422	9,638	17,554	21,287
Total product revenue	55,568	58,589	105,156	110,655
Service	5,650	5,635	11,055	11,583
Total consolidated revenue	$61,218	$64,224	$116,211	$122,238

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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of June 30, 2023.
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
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, Switzerland, and the United Kingdom. Sales and services outside of these direct markets are made through a worldwide distributor network in over 39 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.
Products and Services
The Company derives revenue from the sale of products and services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), leasing of AviClear devices for acne treatment ("AviClear" revenue), replacement hand pieces, truSculpt cycle refills, and truFlex cycle refills, as well as single use disposable tips applicable to Secret RF (“Consumables” revenue), and the sale of third-party manufactured skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) an energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.
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
Skincare revenue relates to the distribution of ZO Skin Health, Inc's. ("ZO") skincare products in Japan. The skincare products are purchased from a third-party manufacturer and sold to medical offices and licensed physicians. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products and controls the products before they are transferred to the customer.
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
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended June 30, 2023. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill. Impairments of the Company's goodwill or long-term assets could occur in future periods.
In 2021, the Company experienced a significant increase in sales of skincare products under the exclusive distribution agreement with ZO Skin Health, Inc., which allows the Company to sell ZO’s skincare products in Japan and which expires in June 2024. The Company relies on ZO as the sole supplier for skincare products. The reason for the increase in skincare products sales may have been the result of the COVID-19 pandemic changing customers’ spending habits, resulting in customers purchasing aesthetic treatments that were able to be applied at home, due to limitations on in-person aesthetic procedures. If customers revert to original spending habits after the COVID-19 pandemic, such changes may have a material adverse effect on the Company’s revenue, operating results, and cash flows.
Furthermore, there are certain economic requirements in the distribution agreement with ZO that were not met for the 2022 fiscal year. ZO has indicated its intent not to extend the distribution agreement and assume distribution of the ZO product line beginning in the third quarter of 2024. The Company is currently negotiating the terms of the transition of the distribution of the ZO product line to ZO, but anticipates there may be an adverse effect to the Company’s future revenue, results of operations, cash flows and stock price beginning in July 2024.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of revenue	54%	45%	54%	45%
Gross margin	46%	55%	46%	55%

Operating expenses:
Sales and marketing	54%	42%	54%	42%
Research and development	9%	11%	11%	11%
General and administrative	30%	18%	27%	20%
Total operating expenses	94%	70%	91%	74%

Loss from operations	(48)%	(16)%	(46)%	(19)%
Amortization of debt issuance costs	(1)%	—%	(1)%	—%
Interest on convertible notes	(5)%	(2)%	(5)%	(2)%
Loss on extinguishment of convertible notes	—%	(54)%	0%	(28)%
Interest income	4%	1%	4%	—%
Other expense, net	(1)%	(3)%	(1)%	(2)%
Loss before income taxes	(51)%	(74)%	(48)%	(51)%

Income tax benefit	1%	—%	1%	—%
Net loss	(52)%	(74)%	(49)%	(51)%
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
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 9% and 8% of the Company’s total revenue for the six months ended June 30, 2023 and 2022, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.
Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	% Change	2022	2023	% Change	2022
Revenue mix by geography:
North America	$31,830	(1)%	$32,239	$59,499	(3)%	$61,092
Japan	12,810	(16)%	15,174	25,718	(21)%	32,677
Rest of World	16,578	(1)%	16,811	30,994	9%	28,469
Consolidated total revenue	$61,218	(5)%	$64,224	$116,211	(5)%	$122,238

North America as a percentage of total revenue	52%		50%	51%		50%
Japan as a percentage of total revenue	21%		24%	22%		27%
Rest of World as a percentage of total revenue	27%		26%	27%		23%

Revenue mix by product category:
Systems - North America	$22,243	(12)%	$25,232	$40,203	(16)%	$47,939
Systems - Rest of World (including Japan)	15,652	(15)%	18,421	31,010	(4)%	32,228
Total Systems	37,895	(13)%	43,653	71,213	(11)%	80,167
AviClear	3,996	2,838%	136	8,391	6,070%	136
Consumables	4,255	(18)%	5,162	7,998	(12)%	9,065
Skincare	9,422	(2)%	9,638	17,554	(18)%	21,287
Total Products	55,568	(5)%	58,589	105,156	(5)%	110,655
Service	5,650	—%	5,635	11,055	(5)%	11,583
Total Net Revenue	$61,218	(5)%	$64,224	$116,211	(5)%	$122,238
The Company’s total net revenue decreased by $3.0 million, or 5%, in the three months ended June 30, 2023, compared to the same period in 2022. This decrease was primarily driven by Systems revenue, partially offset by AviClear revenue. In March 2022, the Company received FDA clearance for the AviClear treatment device and began limited commercial release in April 2022.
The Company's total net revenue decreased by $6.0 million, or 5%, in the six months ended June 30, 2023, compared to the same period in 2022. This decrease in the six-month comparison was primarily driven by Systems revenue and a decline in Japanese Skincare revenue, partially offset by AviClear revenue.
Revenue by Geography
The Company’s North America revenue decreased by $0.4 million, or 1%, and decreased by $1.6 million, or 3%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The $1.6 million, or 3%, decrease in the six-month comparison was primarily driven by a decline in Systems revenue, partially offset by AviClear revenue.
Revenue in Japan decreased by $2.4 million, or 16%, in the three months ended June 30, 2023, compared to the same period in 2022, due to a decrease in Systems revenue. Revenue in Japan decreased by $7.0 million, or 21% in six months ended June 30, 2023, compared to the same period in 2022, due to a decrease in Skincare revenue and systems revenue.
The Company’s Rest of World revenue decreased by $0.2 million, or 1%, in the three months ended June 30, 2023, compared to the same period in 2022. The Company’s Rest of World revenue increased by $2.5 million, or 9%, in the six months ended June 30, 2023, compared to the same period in 2022 driven by strong System sales in Europe and global distributor markets.

Revenue by Product Type
Systems Revenue
Systems revenue in North America decreased by $3.0 million, or 12%, and $7.7 million, or 16%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022, due to a decrease in average selling prices ("ASPs") and unit volumes in both the three-month and six-month comparisons and a $1.0 million increase in the Company's sale return reserve recorded in the three months ended June 30, 2023. The decrease in ASPs in the six months ended June 30, 2023, reflects financing challenges the Company's customers experienced and the Company's resulting decision to use price as a lever to close certain sales. Although the Company saw slight improvement in its ASPs in the three months ended June 30, 2023, compared to the preceding quarter, the Company expects continued pressure on its ASPs through the remainder of 2023.
System revenue in the Rest of the World (including Japan) decreased by $2.8 million, or 15%, and $1.2 million, or 4%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in revenue in the three-month comparison reflects a decrease in Systems revenue in Japan, which was partially offset in the six-month comparison by increased revenue in the three months ended June 30, 2023, in Europe, the Middle East, and Asia.
AviClear Revenue
The AviClear revenue in the three months ended June 30, 2023, consisted of $1.4 million of lease revenue related to the fixed annual license fees and variable lease revenue of $2.6 million related to treatments performed by the lessee.
The AviClear revenue in the six months ended June 30, 2023, consisted of $2.5 million of lease revenue related to the fixed annual license fees and variable lease revenue of $5.9 million related to treatments performed by the lessee.
Consumables Revenue
Consumables revenue decreased by $0.9 million, or 18%, and $1.1 million, or 12%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in revenue in the three and six-month periods reflects a sales promotion that was in effect in the three months ended June 30, 2022, and that resulted in an increase in Consumable revenue for that period.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $0.2 million, or 2%, and $3.7 million, or 18%, in the three and six-month periods ended June 30, 2023, respectively, compared to the same periods in 2022. The decrease in the three-month comparison included a $0.7 million adverse impact from the weakening Japanese Yen and also increased competition from alternative products. The decrease in the six-month comparison included a $2.0 million adverse impact from the weakening Japanese Yen and also reflects increased competition from alternative products and procedures that also contributed to the decrease in Skincare revenue.
Service Revenue
The Company’s Service revenue remained flat and decreased by $0.5 million, or 5%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. This decrease in the six-month comparison was due primarily to decreased sales of service contracts, and support and maintenance services.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross profit	$28,054	$35,044	$(6,990)	$52,981	$66,832	$(13,851)
As a percentage of total net revenue	45.8%	54.6%	(8.8)%	45.6%	54.7%	(9.1)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, depreciation on AviClear devices, amortization of capitalized AviClear device mobilization costs, and manufacturing overhead expenses.

Gross profit as a percentage of revenue for the three months ended June 30, 2023, was 45.8% compared to 54.6% in the same period in 2022. This 8.8 percentage point decrease in gross profit in the three-month comparison mainly reflects the following factors:
•In April 2022, the Company began leasing the AviClear device. Depreciation expense on installed AviClear devices and amortization expense on capitalized lease installment costs adversely impacted the Company’s gross margin rate by 3.5 percentage points;
•Geographic and product revenue mix and increased pressure on ASPs adversely impacted the Company’s gross margin rate by 2.7 percentage points;
•Increases in the Company's reserve for excess inventory parts, partially driven by the an end of life decision on certain accessories, adversely impacted the Company's gross margin rate by 1.0 percentage points;
•Weakening foreign currencies adversely impacted the Company’s gross margin rate by 1.4 percentage points, primarily a result of the Company’s Skincare revenue being denominated in Japanese Yen and costs being dominated in U.S. Dollar; and
•Cost increases in parts adversely impacted the Company's gross margin rate by 1.7 percentage points.

The above adverse impacts on the Company's gross margin rate were partially offset by the positive impact of AviClear revenue on gross margin rate by 1.3 percentage points.
Gross profit as a percentage of revenue for the six months ended June 30, 2023, was 45.6% compared to 54.7% in the same period in 2022. This 9.1% percentage point decrease in gross profit in the six-month comparison mainly reflects the following factors:
◦In April 2022, the Company began leasing the AviClear device. Depreciation expense on installed AviClear devices and amortization expense on capitalized lease installment costs adversely impacted the Company’s gross margin rate by 3.1 percentage points in the three-month comparison;
◦Geographic and product revenue mix and increased pressure on ASPs adversely impacted the Company’s gross margin rate by 3.3 percentage points in the six-month comparison;
◦Weakening foreign currencies adversely impacted the Company’s gross margin rate by 1.7 percentage points in the six-month comparison. This was primarily a result of the Company’s Skincare revenue being denominated in Japanese Yen and costs being dominated in U.S. Dollars;
◦Cost increases in parts adversely impacted the Company's gross margin rate by 1.9 percentage points;
◦Increases in the Company's reserve for excess inventory parts adversely impacted the Company's gross margin rate by 0.7 percentage points; and
◦Lower than planned production in the in the three months ended March 31, 2023, impacted the Company's inventory absorption by 0.5 percentage points.

The above adverse impacts on the Company's gross margin rate were partially offset by the positive impact of AviClear revenue on gross margin rate by 2.0 percentage points.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Sales and Marketing	$33,271	$27,001	$6,270	$62,783	$51,945	$10,838
As a percentage of total net revenue	54.3%	42.0%	12.3%	54.0%	42.5%	11.5%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.

Sales and marketing expenses for the three and six months ended June 30, 2023, increased $6.3 million and $10.8 million, respectively, compared to the same periods in 2022. These increases reflect headcount growth related to the launch of AviClear, as payroll-related costs, including commission expense and consulting services, increased $4.4 million and $5.5 million, respectively, in the three and six-month comparisons. Also contributing to the increase in sales and marketing expenses was an increase in promotional and marketing activities of $1.7 million and $3.2 million, respectively, in the three and six-month comparisons.
Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$5,784	$6,859	$(1,075)	$12,252	$13,358	$(1,106)
As a percentage of total net revenue	9.4%	10.7%	(1.2)%	10.5%	10.9%	(0.4)%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $1.1 million in both the three and six-month comparisons. These decreases reflect clinical research expense associated with the launch of the AviClear device in April 2022.
General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$18,528	$11,248	$7,280	$31,044	$24,750	$6,294
As a percentage of total net revenue	30.3%	17.5%	12.8%	26.7%	20.2%	6.5%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $7.3 million and $6.3 million, respectively, for the three and six-month comparisons. These increases were primarily due to $7.7 million of legal and advisory expenses incurred during the three months ended June 30, 2023 in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders. Bad debt expense associated with an increase in the Company's allowance for credit losses resulted in an increase in expense of $2.0 million and $2.4 million, respectively, in the three and six-month comparisons.These increases in bad debt expense were offset by a decrease in stock compensation expense resulting from the departure of several executives and Board directors in the three months ended June 30, 2023, which resulted in the reversal of previously-recorded stock compensation expense related to forfeited awards..
Interest and Other Expense, Net
Interest and other expense, net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Amortization of debt issuance costs	$(557)	$(298)	$(259)	$(1,109)	$(517)	$(592)
Interest on convertible notes	(2,958)	(1,149)	(1,809)	(5,897)	(1,927)	(3,970)
Loss on extinguishment of convertible notes	—	(34,423)	34,423	—	(34,423)	34,423
Interest income	2,179	382	1,797	4,658	395	4,263
Other expense, net	(453)	(1,910)	1,457	(616)	(2,678)	2,062
Interest and other expense, net	$(1,789)	$(37,398)	$35,609	$(2,964)	$(39,150)	$36,186

Interest and other expense, net, decreased $35.6 million and $36.2 million for the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. In the three months ended June 30, 2022, the Company recorded a $34.4 million loss for the extinguishment of half of the 2026 Notes.

The issuance of the 2028 Notes and 2029 Notes in May 2022 and December 2022 resulted in an increase in interest income due to the increase in the Company's cash and marketable investments, and an increase in convertible note interest expense.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Income tax expense	$326	$(186)	$512	$598	$47	$551
The Company's income tax expense was $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, compared to a $0.2 million benefit and $47 thousand expense for the same periods in 2022.
Segment Results of Operations

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
Revenue	$57,222	$3,996	$61,218	$64,088	$136	$64,224

Loss from operations	$(18,689)	$(10,840)	$(29,529)	$(1,880)	$(8,184)	$(10,064)
Interest and other income (expense), net			(1,789)			(37,398)
Loss before income taxes			$(31,318)			$(47,462)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
Revenue	$107,820	$8,391	$116,211	$122,102	$136	$122,238

Loss from operations	$(33,384)	$(19,714)	(53,098)	$(6,752)	$(16,469)	$(23,221)
Interest and other income (expense), net			(2,964)			(39,150)
Loss before income taxes			$(56,062)			$(62,371)

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
Three months ended June 30, 2023, compared to three months ended June 30, 2022
The Cutera Core segment’s revenue decreased by $6.9 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease reflected a decrease in system sales of $5.8 million due to ASP and unit volume decreases, and a decrease in Consumables revenue of $0.9 million.
The Cutera Core segment recorded a loss from operations of $18.7 million in the three months ended June 30, 2023, compared to a loss from operations of $1.9 million in the three months ended June 30, 2022. This $16.8 million adverse change mainly reflects a decrease in gross margin contribution of $8.2 million, legal and advisory expenses of $7.7 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders, and an increase in bad debt expense of $2.0 million. The decrease in gross margin contribution reflects Geographic revenue mix, primarily lower North American volume sales and higher foreign distributor sales, an increase in the Company's reserve for excess inventory parts, the effects of a weakening Japanese Yen on the Company's Skincare business, and cost increases in parts.
Six months ended June 30, 2023, compared to six months ended June 30, 2022
The Cutera Core segment’s revenue decreased by $14.3 million in the six months ended June 30, 2023, compared to the six months ended June 30, 2022. This decrease reflected a decrease in system sales of $9.0 million due to ASP and unit volume decreases, a decrease of $3.7 million in Skincare revenue due mainly to the weakening Japanese Yen, and a $1.1 million decrease in Consumable revenue.
The Cutera Core segment recorded a loss from operations of $33.4 million in the six months ended June 30, 2023, compared to a loss from operations of $6.8 million in the six months ended June 30, 2022. This $26.6 million adverse change mainly reflects a decrease in gross margin contribution of $17.3 million, legal and advisory expenses of $7.7 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders, and an increase in bad debt expense of $2.4 million. The decrease in gross margin contribution reflects Geographic revenue mix, primarily lower North America volume sales and higher foreign distributor sales, an increase in the Company's reserve for excess inventory parts, the effects of a weakening Japanese Yen on the Company's Skincare business, and cost increases in manufacturing.
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
Three months ended June 30, 2023, compared to three months ended June 30, 2022
In the three months ended June 30, 2023, the Company recorded $1.4 million in lease license fee revenue and $2.6 million in treatment revenue.
The AviClear segment recorded a loss from operations of $10.8 million in the three months ended June 30, 2023, compared to a loss from operations of $8.2 million in the three months ended June 30, 2022. This $3.2 million adverse change reflects an increase in operating expenses of $4.1 million, partially offset by an increase of $0.9 million in gross margin contribution. The increase in operating expenses reflects additional sales and marketing headcount associated with the commercialization of the AviClear device.
Six months ended June 30, 2023, compared to six months ended June 30, 2022
In the six months ended June 30, 2023, the Company recorded $2.5 million in lease license fee revenue and $5.9 million in treatment revenue.
The AviClear segment recorded a loss from operations of $19.7 million in the six months ended June 30, 2023, compared to a loss from operations of $16.5 million in the three months ended June 30, 2022. This $3.7 million adverse change reflects an increase in operating expenses of $6.9 million, partially offset by an increase of $3.2 million in gross margin contribution. The increase in operating expenses reflects additional sales and marketing headcount associated with the commercialization of the AviClear device.

Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended June 30, 2023, was cash generated from net proceeds from the issuance of the Convertible Notes in March 2021, May 2022 and December 2022. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its cash requirements. The majority of the Company’s cash, cash equivalents, and investments are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.

As of June 30, 2023 and December 31, 2022, the Company had $266.9 million and $345.4 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $94.7 million to $223.3 million as of June 30, 2023, from $318.0 million as of December 31, 2022, driven by net loss adjusted for non-cash items of $42.7 million, and an increase in asset balances of $51.5 million.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes the Company's cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$180,654	$145,924	$34,730
Restricted cash	700	700	—
Marketable investments	41,949	171,390	(129,441)
Total	$223,303	$318,014	$(94,711)
Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
Net cash flow provided by (used in):
Operating activities	$(68,330)	$(30,085)
Investing activities	105,625	(211,547)
Financing activities	(2,565)	152,518
Net increase (decrease) in cash and cash equivalents	$34,730	$(89,114)
Cash Flows from Operating Activities
Net cash used in operating activities in the six months ended June 30, 2023, was $68.3 million, which reflected net loss adjusted for non-cash items of $42.7 million, and changes in assets and liabilities of $25.6 million. The increase in current assets mainly reflects an increase in inventories, accounts receivable and other long-term assets.
Cash Flows from Investing Activities
Net cash provided by investing activities was $105.6 million in the six months ended June 30, 2023, which was attributable to the net sale of marketable investments of $131.5 million, partially offset by an $27.4 million increase in the AviClear device and assets under construction balances.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.6 million in the six months ended June 30, 2023, which was primarily due to taxes paid related to net share settlement of equity awards.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $180.7 million and marketable investments of $41.9 million as of June 30, 2023. For the three months ended June 30, 2023, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Convertible Notes in March 2021, May 2022, and December 2022. The Company intends to use the net proceeds of the issuances to fund growth initiatives and market development activities and to provide for general corporate purposes, which may include working capital, capital expenditures, clinical trials, other corporate expenses and acquisitions of complementary products, technologies, or businesses.
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
On July 9, 2020, the Company entered into a Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. See Note 14 – Debt in the accompanying notes to the Company's condensed consolidated financial statements for more information.
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
The Loan and Security Agreement has been amended since inception to permit the issuance of the Convertible Notes and related capped call transactions and to remove the quarterly minimum revenue requirement. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First Citizens Bank & Trust Company. In addition, under the purchase and assumption agreement, First Citizens Bank & Trust Company assumed Silicon Valley Bank’s obligations under the Company’s Loan and Security Agreement.
The Company and First Citizens Bank & Trust Company agreed to amend the requirement for Cutera to maintain substantially all of its funds with First Citizens Bank & Trust Company and allowed up to 50% of the Company’s funds to be invested with institutions other than First Citizens Bank & Trust Company.
As of June 30, 2023, the Company had not drawn on the loan facility and the Company is in compliance with all financial covenants.
Commitments and Contingencies
As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since April 7, 2023, the filing date of the Company’s Annual Report on Form 10-K, as amended May 1, 2023.

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
The Company has outstanding the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028, and the 4.00% Convertible Senior Notes due 2029. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021 in the case of the 2026 Notes, commencing after the fiscal quarter ending on September 30, 2022 in the case of the 2028 Notes, and commencing after the fiscal quarter ending on March 31, 2023 in the case of the 2029 Notes, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for any of the Company’s Convertible Notes in the three months ended June 30, 2023. Upon any future conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
As of June 30, 2023, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 8.25% as of June 30, 2023, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
Inflation
The Company has experienced inflationary pressure on its business. If the Company’s costs were to become subject to significant inflationary pressures, the Company may not be able to fully offset such higher costs through price increases. The Company’s inability or failure to do so could harm the Company’s business, financial condition, and results of operations.
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

Management identified material weaknesses in the year ended December 31, 2022, over the Company’s internal controls over financial reporting. These material weaknesses are related to information technology general controls (“ITGCs”) including, segregation of duties, user access, and reports produced by certain IT systems that support the Company's financial reporting process including those related to the implementation of an ERP system; inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; and the completeness and accuracy of expense for routine and non-routine equity-based awards. Although these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that these deficiencies constitute material weaknesses.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q, for the three months ended June 30, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Remediation Plans
The Company’s management has been engaged in developing and implementing remediation plans to address the material weaknesses. The Company has hired three senior employees and a professional services firm in 2023 to support the remediation efforts. The Company's remediation efforts are ongoing and are expected to include the following:
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

The actions the Company is taking are subject to ongoing executive management review and are also subject to audit committee oversight. The Company will not be able to fully remediate these material weaknesses until these remediation steps have been completed and have been operating effectively for a sufficient period. This remediation process will require resources and time to implement. The Company will continue to monitor the effectiveness of these remediation measures, and will make any changes to the design of the remediation plans and take such other actions deemed necessary given the circumstances. If the Company is unable to successfully remediate these material weaknesses, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed financial statements may be materially misstated.
Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023, and Note 13 to the Company's condensed consolidated financial statements entitled "Contingencies", in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023 (the “Annual Report”), as amended on May 1, 2023, as supplemented by the additional Risk Factors included in our Quarterly Report for the period ended March 31, 2023, filed with the SEC on May 10, 2023, other than those noted below:
Our business could be negatively affected by litigation initiated by J. Daniel Plants in relation to his prior activist campaign to remove directors, as well as by potential actions of other activist stockholders.

On April 11, 2023, J. Daniel Plants and David H. Mowry, our former Executive Chairperson and former Chief Executive Officer, respectively, filed a complaint in the Delaware Court of Chancery against five of the Company’s independent directors, Gregory Barrett, Sheila Hopkins, Timothy O’Shea, Juliane Park and Janet Widmann, as defendants, and the Company, as nominal defendant (the “Delaware Litigation”), seeking a declaration that the individual defendants breached their fiduciary duties and to enjoin them from enforcing the nomination deadline under the Company’s Bylaws in connection with the 2023 annual meeting of stockholders, or in the alternative, a declaration that the Company must hold a special meeting of the stockholders on June 2, 2023. On May 16, 2023, Mr. Mowry filed a letter with the Court of Chancery disclosing that he had resolved his dispute with the defendants and agreed to dismiss his claims with prejudice. On May 17, 2023, the Court of Chancery granted an order for voluntary dismissal of Mr. Mowry as a plaintiff in the Delaware Litigation. The Delaware Litigation remains pending with respect to Mr. Plants. The Delaware Litigation was initiated by Mr. Plants in connection with the campaign of Mr. Plants and Voce Capital Management LLC to remove certain directors of the Board at a special meeting of stockholders and subsequently nominate new directors for election at the Company’s 2023 annual meeting of stockholders. Mr. Plants withdrew his demand for a special meeting of stockholders, and the Company held the 2023 annual meeting of stockholders on July 13, 2023, having received no additional director nominations from Mr. Plants.

Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our Board or management could have an adverse effect on our operating results and financial condition. A proxy contest could require us to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs. In addition, proxy contests require significant time and attention by our Board and management to address stockholder matters, diverting their attention from executing on our business strategy. Any perceived uncertainties as to our future direction and control, our ability to execute on our strategy, or changes to the composition of our Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of our business or instability which may result in the loss of potential business opportunities, be exploited by our competitors, cause concern for those enrolling in our clinical trials, make it more difficult to pursue our strategic initiatives, or limit our ability to attract and retain qualified personnel and business partners, any of which could adversely affect our business and operating results.

Actions such as those described above could cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.
Our business could be negatively affected as a result of the pending securities fraud action brought against the Company and certain former officers and directors.

On May 24, 2023, purported shareholder Erie County Employees’ Retirement System filed a putative class action securities fraud complaint in the U.S. District Court for the Northern District of California against the Company, David H. Mowry, Rohan Seth, and J. Daniel Plants, asserting claims for violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The case is styled Erie County Employees’ Retirement System v. Cutera, Inc., et al., Case No. 4:23-cv-02560 (N.D. Cal.) (Tigar, J.).

The complaint purports to be brought on behalf of all investors who purchased or otherwise acquired Cutera stock between February 17, 2021 and May 9, 2023. According to the complaint, during that time period, defendants allegedly made materially false and misleading statements in SEC filings and press releases and during investor calls. In particular, the complaint alleges that defendants overstated the sustainability of the Company’s revenue growth and failed to disclose material adverse facts regarding conflicts among senior officers and the Board of Directors and regarding weaknesses in the Company’s internal controls over financial reporting. Additional information concerning this action is publicly available in court filings in the Northern District of California under docket number 4:23-cv-02560.

This action could divert our management’s attention and resources from our ordinary business operations, and we could incur significant expenses associated with defending it (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to this action, to the extent not covered by insurance). There can also be no assurance that we will be successful in any defense.

We also may be required to pay material damages, consent to injunctions on future conduct and suffer other penalties, remedies or sanctions. In addition, the action could adversely impact our reputation and harm our ability to generate revenue. Accordingly, the ultimate resolution of this matter could have a material adverse effect on our business, financial condition, results of operations and cash flow and, consequently, could negatively impact the trading price of our common stock.

We have recently experienced turnover in our executive management and Board of Directors, which creates uncertainties and could harm our business.

We have experienced significant changes in our executive leadership and Board of Directors during 2023. As discussed above, on April 11, 2023, the Board of Directors terminated Mr. Plants as Executive Chairman and Mr. Mowry as Chief Executive Officer, and appointed Ms. Widmann as Chair of the Board and Ms. Hopkins as Interim Chief Executive Officer. On May 3, 2023, Rohan Seth, the Company’s Chief Financial Officer, resigned effective May 26, 2023 and Stuart Drummond was appointed as Interim Chief Financial Officer. Additionally, the Company appointed Kevin Cameron, Taylor Harris, Nicholas Lewin and Keith Sullivan to the Board in May 2023 and each of Mr. Mowry, Mr. Plants and Joseph Whitters resigned from the board of directors and Gregory Barrett and Timothy O’Shea did not stand for re-election at the 2023 annual meeting of stockholders. A new Board of Directors of Mmes. Hopkins, Widmann and Park, and Messrs. Cameron, Harris, Lewin and Sullivan were elected by the Company’s stockholders on July 13, 2023. Taylor Harris was subsequently announced as the full-time President and Chief Executive Officer on July 27, 2023.

Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If we do not integrate new executives and board members successfully, we may be unable to manage and grow our business, and our financial condition and profitability may suffer as a result. In addition, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

Our distribution agreement with ZO requires us to meet certain minimum purchase requirements during each calendar year. Since we did not meet these minimum requirements in 2022 and have not reached a mutually agreed upon resolution with ZO, ZO has indicated its intent to terminate the distribution agreement and assume distribution of the ZO product line beginning in the third quarter of 2024.

we have an exclusive distribution agreement with ZO to distribute ZO’s proprietary skincare products in Japan, which distribution agreement requires us to meet certain minimum purchase requirements during each calendar year. Such minimum purchase requirements were not met for the 2022 fiscal year because of global economic factors, such as the unprecedented decline in the value of the Japanese Yen compared to the U.S. Dollar over the course of 2022. Since we did not meet these minimum purchase requirements in 2022 and have not reached a mutually agreed upon resolution with ZO whereby we would continue serving as a distributor of the ZO product line, ZO has indicated its intent to terminate the distribution agreement and assume distribution of the ZO product line beginning in the third quarter of 2024.

We are currently negotiating the terms of the transition of the distribution of the ZO product line to ZO, but anticipate there may be an adverse effect to our future revenue, results of operations, cash flows and stock price beginning in July 2024.
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

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 9th day of August, 2023.

CUTERA, INC.

/s/ Stuart Drummond
Stuart Drummond
Interim Chief Financial Officer