Form 10-Q/A
period 2023-03-31
CUTERA INC
filed 2024-03-05
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Cutera, Inc., a Delaware corporation (“we”, “us”, “our”, the “Company” or “Cutera”), is filing this Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10-Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2023 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarter ended March 31, 2023 contained in the Original 10-Q (the “Restatement”).

Background of Restatement

As previously reported in the Form 8-K filed on December 21, 2023, the Company performed a physical inventory count at the end of the third quarter of its fiscal year ending December 31, 2023. The physical inventory count identified a shortfall of inventory relative to the Company's system of record, resulting in an error overstating the inventory in the condensed consolidated balance sheets as of March 31, 2023 and June 30, 2023 and corresponding understatement of cost of revenue in the condensed consolidated statements of operations for the periods then ended.

The Company concluded that a restatement was necessary to correct the misstatement in inventory, cost of revenue, and disclosures of basic and diluted earnings (loss) per share for the first and second quarters of the 2023 fiscal year. The Company also determined to correct other misstatements that were identified and deemed immaterial in previous periods, as further detailed in Note 1 – Restatement of Previously Issued Financial Statements.

On December 21, 2023, the Board of Directors of Cutera, upon the recommendation of its Audit Committee, and in consultation with management of the Company and the Company’s independent registered public accounting firm, BDO USA, P.C. (“BDO”), concluded that certain items of the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended March 31, 2023 and June 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon and that the Company needed to restate these previously issued financial statements. Similarly, earnings releases, and investor communications describing the financial statements for the periods described above should no longer be relied upon.

For a more detailed description of the financial impact of the Restatement, see Note 1 – Restatement of Previously Issued Financial Statements, to the unaudited condensed consolidated financial statements contained in this Amendment and “Restatement of Previously Issued Financial Statements” under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in this Amendment.

Concurrently with the filing of this Amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q as of and for the period ended June 30, 2023.

Internal Control Considerations

The Company’s management identified material weaknesses in its internal control over financial reporting, which were previously identified in connection with, and disclosed in, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 7, 2023, as amended on May 1, 2023, and the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2023, and as of and for the three and six months ended June 30, 2023.

In connection with the Company's review and preparation of its financial statements leading to the Restatement, management identified an additional material weakness. Specifically, the Company failed to design, maintain and monitor a risk assessment program at a sufficiently precise level and therefore failed to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Consequently, the Company failed to timely implement new controls to respond to changes in the business and leadership.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of March 31, 2023. For further information regarding the effectiveness of the Company’s disclosure controls and procedures, see Part I, Item 4, “Controls and Procedures”, included in this Amendment.

Items Amended in the Form 10-Q/A

The following items are amended and restated in their entirety in this Amendment: (i) Part I, Item 1, “Financial Statements”; Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 4, “Controls and Procedures”; and (ii) Part II, Item 6, “Exhibits”.

Pursuant to Rule 12b-15 promulgated under the Securities Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new currently dated certifications by the Company's principal executive officer and principal financial officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-Q, other than with respect to the Restatement, and such forward-looking statements should be read in conjunction with the Company's filings with the SEC, including those subsequent to the filing of the Original 10-Q. Unless otherwise stated or unless the context otherwise requires, defined terms used throughout this Amendment have the meanings ascribed to them in the Original 10-Q.

CUTERA, INC.
FORM 10-Q

In this Amendment, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.
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
These trademarks and trade names are the property of Cutera or the property of its consolidated subsidiaries and are protected under applicable intellectual property laws. Solely for convenience, its trademarks and tradenames referred to in this Amendment may appear without the ® or symbols, but such references are not intended to indicate in any way that the Company will not assert, to the fullest extent under applicable law, its rights to these trademarks and tradenames.

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	March 31, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$166,828	$145,924
Marketable investments	100,823	171,390
Accounts receivable, net of allowance for credit losses of $2,722 and $2,497, respectively	51,747	45,562
Inventories, net	69,791	63,628
Other current assets and prepaid expenses	26,156	24,036
Restricted cash	700	700
Total current assets	416,045	451,240
Property and equipment, net	52,216	40,368
Deferred tax assets	577	590
Goodwill	1,339	1,339
Operating lease right-of-use assets	12,059	12,831
Other long-term assets	14,343	14,620
Total assets	$496,579	$520,988

Liabilities and Stockholders' deficit
Current liabilities:
Accounts payable	$35,169	$33,736
Accrued liabilities	58,660	57,452
Operating lease liabilities	2,722	2,810
Deferred revenue	12,056	11,841
Total current liabilities	108,607	105,839

Deferred revenue, net of current portion	1,643	1,657
Operating lease liabilities, net of current portion	10,652	11,352
Convertible notes, net of unamortized debt issuance costs of $12,114 and $12,666, respectively	417,011	416,459
Other long-term liabilities	711	862
Total liabilities	538,624	536,169

Commitments and Contingencies (Note 14)

Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,785,107 and 19,668,603 shares at March 31, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	126,504	125,406
Accumulated other comprehensive loss	(8)	(94)
Accumulated deficit	(168,561)	(140,513)
Total stockholders’ deficit	(42,045)	(15,181)
Total liabilities and stockholders’ deficit	$496,579	$520,988
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Net revenue:
Products	$49,121	$52,066
Service	5,405	5,948
Total net revenue	54,526	58,014
Cost of revenue:
Products	30,059	22,912
Service	2,835	3,314
Total cost of revenue	32,894	26,226
Gross profit	21,632	31,788

Operating expenses:
Sales and marketing	29,512	24,944
Research and development	6,468	6,499
General and administrative	12,253	13,502
Total operating expenses	48,233	44,945
Loss from operations	(26,601)	(13,157)
Interest and other expense, net:
Amortization of debt issuance costs	(552)	(219)
Interest on convertible notes	(2,939)	(778)
Interest income (expense), net	2,479	(144)
Other expense, net	(163)	(611)
Total interest and other expense, net	(1,175)	(1,752)
Loss before income taxes	(27,776)	(14,909)
Income tax expense	272	233
Net loss	$(28,048)	$(15,142)

Net loss per share:
Basic	$(1.42)	$(0.84)
Diluted	$(1.42)	$(0.84)
Weighted-average number of shares used in per share calculations:
Basic	19,776	18,080
Diluted	19,776	18,080
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Net loss	$(28,048)	$(15,142)
Other comprehensive loss:
Available-for-sale investments
Net change in unrealized loss on available-for-sale investments	86	(11)
Other comprehensive loss, net of tax	86	(11)
Comprehensive loss	$(27,962)	$(15,153)
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)
Three Months Ended March 31, 2023 and 2022
(As Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Exercise of stock options	5,775	—	109	—	—	109
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	110,729	—	(2,397)	—	—	(2,397)
Stock-based compensation expense	—	—	3,386	—	—	3,386
Net change in unrealized loss on available-for-sale investments	—	—	—	—	86	86
Net loss	—	—	—	(28,048)	—	(28,048)
Balance at March 31, 2023	19,785,107	$20	$126,504	$(168,561)	$(8)	$(42,045)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569
Exercise of stock options	7,459	—	151	—	—	151
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	130,146	—	(2,450)	—	—	(2,450)
Stock-based compensation expense	—	—	4,043	—	—	4,043
Net change in unrealized loss on available-for-sale investments	—	—	—	—	(11)	(11)
Net loss	—	—	—	(15,142)	—	(15,142)
Balance at March 31, 2022	18,132,949	$18	$116,468	$(73,315)	$(11)	$43,160

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Cash flows from operating activities:
Net loss	$(28,048)	$(15,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,386	4,043
Depreciation and amortization	1,409	427
Amortization of contract acquisition costs	2,178	652
Amortization of debt issuance costs	552	219
Deferred tax assets	13	41
Provision for credit losses	225	192
Loss on sale of property and equipment	—	14
Unrealized gain on foreign exchange forward	(623)	—
Accretion of discount on investment securities and investment income, net	(34)	—
Changes in assets and liabilities:
Accounts receivable	(6,410)	(1,912)
Inventories	(6,163)	(12,177)
Other current assets and prepaid expenses	(2,053)	(5,611)
Other long-term assets	(2,011)	(385)
Accounts payable	(1,330)	5,755
Accrued liabilities	1,706	(5,989)
Operating leases, net	(16)	30
Deferred revenue	201	239
Net cash used in operating activities	(37,018)	(29,604)
Cash flows from investing activities:
Acquisition of property and equipment	(10,353)	(321)
Proceeds from maturities of marketable investments	94,154	—
Purchase of marketable investments	(23,467)	(74,058)
Net cash provided by (used in) investing activities	60,334	(74,379)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	109	151
Taxes paid related to net share settlement of equity awards	(2,397)	(2,450)
Payments on finance lease obligations	(124)	(150)
Net cash used in financing activities	(2,412)	(2,449)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,904	(106,432)
Cash, cash equivalents, and restricted cash at beginning of period	146,624	164,864
Cash, cash equivalents, and restricted cash at end of period	$167,528	$58,432
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$33	$57
Assets acquired under operating lease	$57	$320
Acquisition of property and equipment	$6,894	$—
Supplemental disclosure of cash flow information:
Cash paid for interest	$778	$1,577
Income tax paid	$483	$1,100
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Restatement of Previously Issued Financial Statements
Background of Restatement
The accompanying unaudited condensed consolidated financial statements have been restated to correct errors related to (1) an accounting error identified as a result of a physical inventory count performed by the Company and (2) other accounting adjustments identified that were deemed immaterial. The details of the errors are further described below:
1.The Company determined that, as a result of an accounting error identified by the physical inventory count, there was a shortfall of inventory relative to the Company's system of record. The effect of this error was an overstatement of $1.2 million of inventory on the condensed consolidated balance sheet as of March 31, 2023. This error resulted in an associated understatement of $1.2 million of cost of revenue on the condensed consolidated statement of operations for the three months ended March 31, 2023.
2.The Company corrected certain other errors that were deemed immaterial to the related interim period and restated the financial statements for the quarter ended March 31, 2023. The details of these corrections are noted in the footnotes to the tables below.
The Company's basic and diluted losses per share for the three months ended March 31, 2023, increased by $0.16 per share. The Company's income tax expense for the three months ended March 31, 2023 did not change as a result of the restatement. The errors did not have an impact on the Company’s net cash or liquidity.

Effect of Restatement
The effects of the accounting error on the Company's condensed consolidated balance sheet as of March 31, 2023 are as follows (in thousands):

	March 31, 2023	Adjustments		March 31, 2023
	(As Reported)			(As Restated)
Assets
Current assets:
Cash and cash equivalents	$166,828	$—		$166,828
Marketable investments	100,823	—		100,823
Accounts receivable, net of allowance	52,138	(391)	(f), (h)	51,747
Inventories, net	71,819	(2,028)	(a), (c), (d)	69,791
Other current assets and prepaid expenses	26,156	—		26,156
Restricted cash	700	—		700
Total current assets	418,464	(2,419)		416,045
Property and equipment, net	53,016	(800)	(b), (e)	52,216
Deferred tax assets	577	—		577
Goodwill	1,339	—		1,339
Operating lease right-of-use assets	12,059	—		12,059
Other long-term assets	14,343	—		14,343
Total assets	$499,798	$(3,219)		$496,579

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$35,169	$—		$35,169
Accrued liabilities	58,660	—		58,660
Operating lease liabilities	2,722	—		2,722
Deferred revenue	12,243	(187)	(g)	12,056
Total current liabilities	108,794	(187)		108,607
Deferred revenue, net of current portion	1,643	—		1,643
Operating lease liabilities, net of current portion	10,652	—		10,652
Convertible notes, net of unamortized debt issuance costs	417,011	—		417,011
Other long-term liabilities	711	—		711
Total liabilities	538,811	(187)		538,624

Stockholders’ deficit:
Common stock	20	—		20
Additional paid-in capital	126,504	—		126,504
Accumulated other comprehensive income (loss)	(8)	—		(8)
Accumulated deficit	(165,529)	(3,032)	(j)	(168,561)
Total stockholders’ deficit	(39,013)	(3,032)		(42,045)
Total liabilities and stockholders’ deficit	$499,798	$(3,219)		$496,579

The effects of the accounting error on the Company's condensed consolidated income statement for the three-month period ended March 31, 2023 are as follows (in thousands, except per share data):

	Three Months Ended March 31, 2023	Adjustments		Three Months Ended March 31, 2023
	(As Reported)			(As Restated)
Net revenue:
Products	$49,588	$(467)	(f), (g)	$49,121
Service	5,405	—		5,405
Total net revenue	54,993	(467)		54,526
Cost of revenue:
Products	27,231	2,828	(a), (b), (c), (d), (e)	30,059
Service	2,835	—		2,835
Total cost of revenue	30,066	2,828		32,894
Gross profit	24,927	(3,295)		21,632

Operating expenses:
Sales and marketing	29,512	—		29,512
Research and development	6,468	—		6,468
General and administrative	12,516	(263)	(h)	12,253
Total operating expenses	48,496	(263)		48,233
Loss from operations	(23,569)	(3,032)		(26,601)
Interest and other expense, net:
Amortization of debt issuance costs	(552)	—		(552)
Interest on convertible notes	(2,939)	—		(2,939)
Interest income	2,479	—		2,479
Other expense, net	(163)	—		(163)
Total interest and other expense, net	(1,175)	—		(1,175)
Loss before income taxes	(24,744)	(3,032)		(27,776)
Income tax expense	272	—		272
Net loss	$(25,016)	$(3,032)	(j)	$(28,048)

Net loss per share:
Basic	$(1.26)	$(0.16)		$(1.42)
Diluted	$(1.26)	$(0.16)		$(1.42)
Weighted-average number of shares used in per share calculation:
Basic	19,776	19,776		19,776
Diluted	19,776	19,776		19,776

The effects of the accounting errors on the Company's condensed consolidated statement of cash flows for the three-month period ended March 31, 2023 are as follows (in thousands):

	Three Months Ended March 31,
	2023	Adjustments		2023
	(As Reported)			(As Restated)
Cash flows from operating activities:
Net loss	$(25,016)	$(3,032)	(j)	$(28,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,386	—		3,386
Depreciation and amortization	1,409	—		1,409
Amortization of contract acquisition costs	2,178	—		2,178
Amortization of debt issuance costs	552	—		552
Deferred tax assets	13	—		13
Provision for credit losses	488	(263)	(h)	225
Unrealized gain on foreign exchange forward	(623)	—		(623)
Accretion of discount on investment securities and investment income, net	(880)	846	(i)	(34)
Changes in assets and liabilities:
Accounts receivable	(7,064)	654	(f)	(6,410)
Inventories	(8,191)	2,028	(a), (c), (d)	(6,163)
Other current assets and prepaid expenses	(2,053)	—		(2,053)
Other long-term assets	(2,011)	—		(2,011)
Accounts payable	(1,330)	—		(1,330)
Accrued liabilities	1,706	—		1,706
Operating leases, net	(16)	—		(16)
Deferred revenue	388	(187)	(g)	201
Net cash used in operating activities	(37,064)	46		(37,018)
Cash flows from investing activities:
Acquisition of property and equipment	(11,153)	800	(b), (e)	(10,353)
Proceeds from maturities of marketable investments	95,000	(846)	(i)	94,154
Purchase of marketable investments	(23,467)	—		(23,467)
Net cash provided by (used in) investing activities	60,380	(46)		60,334
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	109	—		109
Taxes paid related to net share settlement of equity awards	(2,397)	—		(2,397)
Payments on finance lease obligations	(124)	—		(124)
Net cash used in financing activities	(2,412)	—		(2,412)
Net increase (decrease) in cash, cash equivalents and restricted cash	20,904	—		20,904
Cash, cash equivalents, and restricted cash at beginning of period	146,624	—		146,624
Cash, cash equivalents, and restricted cash at end of period	$167,528	$—		$167,528
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$33	$—		$33
Assets acquired under operating lease	$57	$—		$57
Acquisition of property and equipment	$6,894	$—		$6,894
Supplemental disclosure of cash flow information:
Cash paid for interest	$778	$—		$778
Income tax paid	$483	$—		$483
Footnote to tables:
(a) Correction of the accounting error for the overstatement of inventory identified as a result of the physical inventory count ($1.2 million)
(b) Correction of the accounting error related to AviClear devices identified as a result of the physical inventory count ($1.0 million)
(c) Correction of the overstatement of demonstration and field inventory, net of quarterly amortization ($0.4 million)
(d) Correction of the overstatement of demonstration and field inventory ($0.4 million)
(e) Correction of AviClear capitalized labor cost incorrectly expensed in previous period ($0.2 million)
(f) Correction of AviClear treatment revenue incorrectly recognized in the period ended June 30, 2023 ($0.7 million)
(g) Correction of AviClear sales and lease arrangements incorrectly allocated to deferred revenue in previous period ($0.2 million)
(h) Correction of the overstatement of the provision for credit losses associated with other receivables ($0.3 million)

(i) Correction of the classification error related to the cash interest received on investments in marketable securities purchased at a discount ($0.8 million)
(j) Net change in net loss for the three-month period ended March 31, 2023
The impact of the restatement on the Company’s condensed consolidated statement of stockholders’ deficit and condensed consolidated statement of comprehensive loss for the three months ended March 31, 2023 is limited to the understatement of net loss, comprehensive loss, accumulated deficit, and total stockholders' deficit of $3.0 million.
The related notes to the condensed consolidated financial statements have also been restated to reflect the error corrections described above.
Note 2. Summary of Significant Accounting Policies
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
Note 3. Cash, Cash Equivalents and Marketable Investments
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
Note 4. Fair Value of Financial Instruments
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
Note 5. Derivative Instruments
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

The cash flow effect of the derivative instruments settlement is recorded in cash flow from operations.

March 31, 2023	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$5,557
Fair value	Other current assets and prepaid expenses	$65
Unrealized gain	Other expense, net	$394
Note 6. Balance Sheet Details (Restated)
Inventories, net (Restated)
As of March 31, 2023 and December 31, 2022, inventories consist of the following (in thousands):

	March 31, 2023	December 31, 2022
	(As Restated)
Raw materials	$42,243	$36,323
Work in process	1,416	2,117
Finished goods	26,132	25,188
Total	$69,791	$63,628
Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
Deposits with vendors	$14,118	$13,917
Foreign tax receivable	9,129	7,147
Prepayments	2,837	2,972
Foreign exchange forward	65	—
Other	7	—
Total	$26,156	$24,036
Property and Equipment, net (Restated)
Property and equipment, net, consists of the following (in thousands):

	March 31, 2023	December 31, 2022
	(As Restated)
Leasehold improvements	$793	$793
AviClear devices	29,870	19,904
Office equipment and furniture	1,976	1,936
Machinery and equipment	5,802	5,106
Assets under construction	20,323	17,876
	58,764	45,615
Less: Accumulated depreciation	(6,548)	(5,247)
Property and equipment, net	$52,216	$40,368

Accrued Liabilities
As of March 31, 2023 and December 31, 2022, accrued liabilities consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Bonus and payroll-related accruals	$17,300	$18,951
Sales and marketing accruals	4,184	5,347
Liability for inventory in transit	8,597	7,028
Product warranty	3,154	3,254
Accrued sales tax	9,657	9,066
Other accrued liabilities	15,768	13,806
Total	$58,660	$57,452
Note 7. Product Warranty
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
Note 8. Deferred Revenue (Restated)
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 88% of the Company’s deferred revenue balance of $13.7 million as of March 31, 2023 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Beginning balance	$13,498	$10,825
Add: Payments received	6,045	4,864
Less: Revenue from current period sales	(615)	(458)
Less: Revenue recognized from beginning balance	(5,229)	(4,167)
Ending balance	$13,699	$11,064

The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at March 31, 2023, and December 31, 2022, was $2.9 million and $2.3 million, respectively.
Costs for extended service contracts were $1.6 million and $1.7 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
Note 9. Revenue (Restated)
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 11% and 7% of the Company's total revenue for the three months ended March 31, 2023 and March 31, 2022, respectively.
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
Note 10. Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The 2019 Equity Incentive Plan (the "2019 Plan") provides for the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock or cash awards.
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
Note 11. Net Loss Per Share (Restated)

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2023	2022
Numerator:	(As Restated)
Net loss used in calculating net loss per share, basic	$(28,048)	$(15,142)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	19,776	18,080
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—
Options	—	—
RSUs	—	—
PSUs	—	—
ESPP	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	19,776	18,080

Net loss per share:
Net loss per share, basic	$(1.42)	$(0.84)
Net loss per share, diluted	$(1.42)	$(0.84)
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
Note 12. Income Taxes
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
Note 13. Leases (Restated)
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
Lessor - AviClear (Restated)
Lessor revenue (Restated)
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
	(As Restated)
AviClear operating lease license fee revenue	$1,225	$—
AviClear operating lease revenue	2,703	—
Total AviClear revenue	$3,928	$—
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
Note 14. Contingencies
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
Note 15. Debt
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
Note 16. Segment Reporting (Restated)
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

	Three Months Ended March 31,
	2023	2022
	(Dollars in thousands)
	(As Restated)
Net revenue
Cutera Core	$50,598	$58,014
AviClear	3,928	—
Total net revenue	$54,526	$58,014

Income (loss) from operations
Cutera Core	$(11,259)	$4,350
AviClear	(6,299)	(8,155)
Segment loss from operations	(17,558)	(3,805)
Items not allocated to segments
Stock-based compensation	(3,386)	(4,043)
ERP implementation	(518)	(3,976)
Depreciation and amortization	(3,587)	(1,079)
Legal fees, severance, and other	(1,552)	(254)
Consolidated loss from operations	(26,601)	(13,157)
Interest and other expense, net	(1,175)	(1,752)
Consolidated loss before income taxes	$(27,776)	$(14,909)

	Three Months Ended March 31,
	2023	2022
Capital spending	(As Restated)
Cutera Core	$73	$91
AviClear	10,280	230
Total segment capital spending	10,353	321
Corporate	—	—
Total capital spending	$10,353	$321

Total assets	March 31, 2023	December 31, 2022
	(As Restated)
Cutera Core	$166,932	$154,978
AviClear	60,719	47,406
Total segment assets	227,651	202,384
Corporate	268,928	318,604
Total assets	$496,579	$520,988

The following table presents a summary of revenue by geography and product category for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue mix by geography:	(As Restated)
North America	$27,202	$28,853
Japan	12,908	17,503
Rest of the World, other than United States, Asia and Europe	14,416	11,658
Total consolidated revenue	$54,526	$58,014
Revenue mix by product category:	(As Restated)
Systems	$33,317	$36,514
AviClear	3,928	—
Consumables	3,744	3,903
Skincare	8,132	11,649
Total product revenue	49,121	52,066
Service	5,405	5,948
Total consolidated revenue	$54,526	$58,014

Note 17. Subsequent Events
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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Amendment and the Company’s audited financial statements and notes thereto for the year ended December 31, 2022, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 7, 2023, as amended on May 1, 2023.
Unless otherwise indicated, all results presented are prepared in a manner that complies, in all material respects, with accounting principles generally accepted in the United States of America (“GAAP”). Additionally, unless otherwise indicated, all changes identified for the current-period results represent comparisons to results for the prior corresponding fiscal period.
Restatement of Previously Issued Financial Statements
This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the Restatement, as more fully described in Note 1 – Restatement of Previously Issued Financial Statements to the Company's accompanying unaudited condensed consolidated financial statements contained elsewhere in this Amendment. For further detail regarding the Restatement, see “Explanatory Note” and Part I, Item 4, “Controls and Procedures” contained in this Amendment.
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
The issuance costs related to the Convertible Notes are presented in the balance sheet as a direct deduction from the carrying amount of the Convertible Notes. See Note 15 of the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Amendment.
Results of Operations (Restated)
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended March 31,
	2023	2022
	(As Restated)
Net revenue	100%	100%
Cost of revenue	60%	45%
Gross margin	40%	55%

Operating expenses:
Sales and marketing	54%	43%
Research and development	12%	11%
General and administrative	22%	23%
Total operating expenses	88%	77%

Loss from operations	(49)%	(23)%
Amortization of debt issuance costs	(1)%	—%
Interest on convertible notes	(5)%	(1)%
Other expense, net	0%	(1)%
Loss before income taxes	(51)%	(26)%

Income tax expense	—%	—%
Net loss	(51)%	(26)%
Revenue (Restated)
The timing of the Company’s revenue is significantly affected by the mix of system products, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time. For an additional description on revenue, see Note 2 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and Note 9 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Amendment.

Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 11% and 7% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.
Total Net Revenue (Restated)

	Three Months Ended March 31,
(Dollars in thousands)	2023	% Change	2022
Revenue mix by geography:	(As Restated)	(As Restated)
North America	$27,202	(6)%	$28,853
Japan	12,908	(26)%	17,503
Rest of World	14,416	24%	11,658
Consolidated total revenue	$54,526	(6)%	$58,014

North America as a percentage of total revenue	50%		50%
Japan as a percentage of total revenue	24%		30%
Rest of World as a percentage of total revenue	26%		20%

Revenue mix by product category:	(As Restated)	(As Restated)
Systems - North America	$17,959	(21)%	$22,707
Systems - Rest of World (including Japan)	15,358	11%	13,807
Total Systems	33,317	(9)%	36,514
AviClear	3,928	100%	—
Consumables	3,744	(4)%	3,903
Skincare	8,132	(30)%	11,649
Total Products	49,121	(6)%	52,066
Service	5,405	(9)%	5,948
Total Net Revenue	$54,526	(6)%	$58,014
The Company’s total net revenue decreased by $3.5 million, or 6%, in the three months ended March 31, 2023, compared to the same period in 2022. This decrease was primarily driven by weakness in Systems revenue in North America and a decline in Japanese Skincare revenue, partially offset by AviClear revenue. In March 2022, the Company received FDA clearance for the AviClear treatment device and began limited commercial release in April 2022.
Revenue by Geography (Restated)
The Company’s North America revenue decreased by $1.7 million, or 6%, in the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily driven by weakness in Systems revenue.
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

Revenue by Product Type (Restated)
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
AviClear Revenue (Restated)
The AviClear revenue consists of $1.2 million of lease revenue related to the fixed annual license fee and variable lease revenue of $2.7 million related to treatments performed by the lessee.
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
Gross Profit (Restated)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
	(As Restated)		(As Restated)
Gross profit	$21,632	$31,788	$(10,156)
As a percentage of total net revenue	39.7%	54.8%	(15.1)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended March 31, 2023, was 39.7%, compared to 54.8% in the same period in 2022. The 15.1 percentage point decrease in gross profit in the three-month comparison mainly reflects the following factors:
•Lower than planned production in the three months ended March 31, 2023, primarily because of challenges the Company faced in completing its audit-related inventory procedures, impacted the Company’s inventory absorption by 6.3 percentage points. The resulting lack of finished goods inventory availability resulted in a lower fixed cost leverage of 1.2 percentage points;
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
Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Sales and Marketing	$29,512	$24,944	$4,568
As a percentage of total net revenue	54.1%	43.0%	11.1%
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
Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Research and development	$6,468	$6,499	$(31)
As a percentage of total net revenue	11.9%	11.2%	0.7%
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
General and Administrative (“G&A”) (Restated)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
	(As restated)		(As restated)
General and administrative	$12,253	$13,502	$(1,249)
As a percentage of total net revenue	22.5%	23.3%	(0.8)%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses decreased by $1.2 million for the three months ended March 31, 2023 compared to the same period in 2022. This decrease was due to a $3.5 million decrease in implementation expense related to the Company’s enterprise resource planning (ERP) system, partially offset by an increase in audit and related expense of $1.5 million.
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
Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	Change
Income tax expense	$272	$233	$39
The Company's income tax expense was $0.3 million for the three months ended March 31, 2023, compared to $0.2 million for the same period in 2022.

Segment Results of Operations (Restated)

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
	(As Restated)	(As Restated)	(As Restated)
Revenue	$50,598	$3,928	$54,526	$58,014	$—	$58,014

Loss from operations	$(17,424)	$(9,177)	$(26,601)	$(4,872)	$(8,285)	$(13,157)
Interest and other income (expense), net			(1,175)			(1,752)
Loss before income taxes			$(27,776)			$(14,909)

Cutera Core (Restated)
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
The Cutera Core segment recorded a loss from operations of $17.4 million in the three months ended March 31, 2023, compared to a loss from operations of $4.9 million in the three months ended March 31, 2022. This $12.5 million adverse change mainly reflects a decrease in gross margin contribution of $12.2 million because of the increase in the cost of service parts; the effect of the weakening Japanese Yen on Skincare revenue; a decrease in North American System ASPs; a decrease in overhead absorption due to lower than planned production; and an unfavorable shift in Systems customer and region sales mix.

AviClear (Restated)
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
In the three months ended March 31, 2023, the Company earned $1.2 million in lease license fee revenue and $2.7 million in treatment revenue.
The AviClear segment recorded a loss from operations of $9.2 million in the three months ended March 31, 2023, compared to a loss from operations of $8.3 million in the three months ended March 31, 2022. This $0.9 million adverse change reflects an increase in operating expenses of $3.0 million, partially offset by an increase of $2.2 million in gross margin contribution. The increase in operating expenses reflects additional sales and marketing headcount associated with the commercialization of the AviClear device.

Liquidity and Capital Resources (Restated)
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
As of March 31, 2023 and December 31, 2022, the Company had $307.4 million and $345.4 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $49.7 million to $268.4 million as of March 31, 2023, from $318.0 million as of December 31, 2022, driven by net loss adjusted for non-cash items of $20.9 million, an increase in working capital balances of $16.1 million, and capital expenditures of $10.3 million.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes its cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	March 31, 2023	December 31, 2022	Change
Cash and cash equivalents	$166,828	$145,924	$20,904
Restricted cash	700	700	—
Marketable investments	100,823	171,390	(70,567)
Total	$268,351	$318,014	$(49,663)
Cash Flows (Restated)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
	(As Restated)
Net cash flow provided by (used in):
Operating activities	$(37,018)	$(29,604)
Investing activities	60,334	(74,379)
Financing activities	(2,412)	(2,449)
Net increase (decrease) in cash and cash equivalents	$20,904	$(106,432)
Cash Flows from Operating Activities (Restated)

Net cash used in operating activities in the three months ended March 31, 2023, was $37.0 million, which reflected net loss, adjusted for non-cash items, of $20.9 million, and changes in assets and liabilities of $16.1 million. The increase in current assets mainly reflects an increase in inventories and accounts receivable.
Cash Flows from Investing Activities (Restated)
Net cash provided by investing activities was $60.3 million in the three months ended March 31, 2023, which was attributable to the net sale of marketable investments of $70.7 million, partially offset by an $10.4 million increase in the AviClear device asset balance.
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
Additionally, in fiscal year 2023, and in conjunction with the Restatement, management identified an additional material weakness. Specifically, the Company failed to design, maintain and monitor a risk assessment program at a sufficiently precise level and therefore failed to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Consequently, the Company failed to timely implement new controls to respond to changes in the business and leadership.
Although certain of these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that these deficiencies constitute material weaknesses.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the additional material weakness identified in fiscal year 2023. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the consolidated financial statements, included in the Form 10-Q/A, for the three months ended March 31, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Remediation Plans
Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over ITGC’s, inventory, equity, and its risk assessment program over areas including but not limited to inventory, revenues and lease income, costs for leased devices, and certain key reports used in controls. The Company has added internal and external resources to its finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts related to the three material weaknesses but cannot estimate when these efforts will be completed.
The Company’s efforts include:
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
•Providing training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory process; and
•Enhancing existing management review controls related to inventory reconciliation, inventory in transit, inventories held by sales personnel, and key reports used in in the inventory count process.

Equity-based awards expense calculation remediation actions:
• Enhancing current review controls around the calculation of stock-based compensation expense.
Risk assessment remediation actions:
•Engaged third-party professionals to evaluate the design and operating effectiveness of the Company's risk assessment process in relation to the timely identification and assessment of changes in the business and leadership; and
•Provided training of standard operating procedures and internal controls to key stakeholders.
The actions the Company is taking are subject to ongoing executive management review and are also subject to audit committee oversight. If the Company is unable to successfully remediate these material weaknesses, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its condensed consolidated financial statements may be materially misstated.
Changes in Internal Control over Financial Reporting
Except for the material weakness identified in 2023 and the remediation measures in connection with the material weaknesses described above, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023, and Note 14 to the Company's condensed consolidated financial statements entitled "Contingencies", in this Amendment for the three months ended March 31, 2023.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023 (the “Annual Report”), as amended on May 1, 2023, other than as noted below:
The Company's business could be negatively affected as a result of the ongoing dispute between its former Executive Chairperson and former Chief Executive Officer and its Board of Directors.
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
Messrs. Plants and Mowry have subsequently publicly voiced opposition to certain aspects of the Company's corporate governance and strategy, and have undertaken a proxy contest to reconstitute the Company's Board. Activist campaigns that contest or conflict with the Company's strategic direction or seek changes in the composition of its Board or management could have an adverse effect on its operating results and financial condition. A proxy contest will require the Company to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs. In addition, proxy contests require significant time and attention by the Company's Board and management to address stockholder matters, diverting their attention from executing on its business strategy. Any perceived uncertainties as to the Company's future direction and control, its ability to execute on its strategy, or changes to the composition of its Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of its business or instability which may result in the loss of potential business opportunities, be exploited by its competitors, cause concern for those enrolling in its clinical trials, make it more difficult to pursue its strategic initiatives, or limit its ability to attract and retain qualified personnel and business partners, any of which could adversely affect its business and operating results.
Messrs. Plants and Mowry have indicated that they intend to fill any vacancies resulting from the removal of the current directors with unnamed individuals of their choosing. If individuals are ultimately appointed to the Company's Board with a specific agenda, such as reappointing Messrs. Plants and Mowry to executive positions, it may adversely affect the Company's ability to effectively implement its business strategy and create additional value for its stockholders.
Additionally, the Company has become subject to litigation as a result of this proxy contest and may become subject to additional litigation matters arising from this proxy contest, which would serve as a further distraction to its Board and management and would require the Company to incur significant additional costs. Actions such as those described above could cause significant fluctuations in the Company's stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of the Company's business.
The Company may become a defendant in one or more stockholder derivative or class-action litigations, and any such future lawsuit may adversely affect its business, financial condition, results of operations and cash flows.

The Company and certain of its officers and directors may become defendants in one or more future stockholder derivative actions or other class-action lawsuits. These lawsuits would divert the Company's management’s attention and resources from its ordinary business operations, and the Company would likely incur significant expenses associated with their defense (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to such actions). If these lawsuits do arise, the Company may be required to pay material damages, consent to injunctions on future conduct and suffer other penalties, remedies or sanctions. In addition, any such future stockholder lawsuits could adversely impact the Company's reputation and harm its ability to generate revenue. Accordingly, the ultimate resolution of these matters could have a material adverse effect on the Company's business, financial condition, results of operation and cash flow and, consequently, could negatively impact the trading price of the Company's common stock.

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
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference).
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to its Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference).
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).
33.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
33.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
34.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.ins	Instance Document
101.sch	Inline XBRL Taxonomy Extension Schema Document
101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on the 5th day of March, 2024.

CUTERA, INC.

/s/ Stuart Drummond
Stuart Drummond
Interim Chief Financial Officer