Form 10-Q/A
period 2023-06-30
CUTERA INC
filed 2024-03-05
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

Cutera, Inc., a Delaware corporation (“we”, “us”, “our”, the “Company” or “Cutera”), is filing this Amendment No. 1 to Form 10-Q (this “Amendment” or “Form 10Q/A”) to amend and restate certain items in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2023 (the “Original 10-Q”, and, as amended by this Amendment, the “Quarterly Report”) to reflect the restatement of the Company’s financial statements as of and for the quarter ended June 30, 2023 contained in the Original 10-Q (the “Restatement”).

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

On December 21, 2023, the Board of Directors of Cutera, upon recommendation of its Audit Committee, and in consultation with management of the Company and the Company’s independent registered public accounting firm, BDO USA, P.C. (“BDO”), concluded that certain items of the Company’s previously issued unaudited condensed consolidated interim financial statements as of and for the fiscal periods ended March 31, 2023 and June 30, 2023 included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon and that the Company needed to restate these previously issued financial statements. Similarly, earnings releases, and investor communications describing the financial statements for the periods described above should no longer be relied upon.

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

Concurrently with the filing of this Amendment, the Company is filing an amendment to its Quarterly Report on Form 10-Q as of and for the period ended March 31, 2023.

Internal Control Considerations

The Company’s management identified material weaknesses in its internal control over financial reporting, which were previously identified in connection with, and disclosed in, the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on April 7, 2023, as amended on May 1, 2023, and the Company’s, condensed consolidated financial statements as of and for the three months ended March 31, 2023, and as of and for the three and six months ended June 30, 2023.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. Therefore, the Company’s management concluded that material weaknesses remain in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as of June 30, 2023. For further information regarding the effectiveness of the Company’s disclosure controls and procedures, see Part I, Item 4, “Controls and Procedures”, included in this Amendment.

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

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-Q. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-Q and does not modify or update the disclosures therein. Among other things, forward-looking statements made in the Original 10-Q have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original 10-Q, other than with respect to the Restatement, and such forward-looking statements should be read in conjunction with the Company's filings with the SEC, including those subsequent to the filing of the Original 10-Q. Unless otherwise stated or unless the context otherwise requires, defined terms used throughout this Amendment have the meanings ascribed to them in the Original 10-Q.

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

PART I. FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share data and par value)
(Unaudited)

	June 30, 2023	December 31, 2022
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$180,654	$145,924
Marketable investments	41,949	171,390
Accounts receivable, net of allowance for credit losses of $4,411 and $2,497, respectively	53,679	45,562
Inventories, net	64,164	63,628
Other current assets and prepaid expenses	24,798	24,036
Restricted cash	700	700
Total current assets	365,944	451,240
Property and equipment, net	64,711	40,368
Deferred tax assets	547	590
Goodwill	1,339	1,339
Operating lease right-of-use assets	11,370	12,831
Other long-term assets	15,113	14,620
Total assets	$459,024	$520,988

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$34,240	$33,736
Accrued liabilities	53,764	57,452
Operating lease liabilities	2,602	2,810
Deferred revenue	12,317	11,841
Total current liabilities	102,923	105,839
Deferred revenue, net of current portion	1,690	1,657
Operating lease liabilities, net of current portion	10,069	11,352
Convertible notes, net of unamortized debt issuance costs of $11,557 and $12,666, respectively	417,568	416,459
Other long-term liabilities	575	862
Total liabilities	532,825	536,169
Commitments and Contingencies (Note 14)
Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,901,600 and 19,668,603 shares at June 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	128,014	125,406
Accumulated other comprehensive income (loss)	4	(94)
Accumulated deficit	(201,839)	(140,513)
Total stockholders’ deficit	(73,801)	(15,181)
Total liabilities and stockholders’ deficit	$459,024	$520,988
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net revenue:
Products	$56,175	$58,589	$105,296	$110,655
Service	5,650	5,635	11,055	11,583
Total net revenue	61,825	64,224	116,351	122,238
Cost of revenue:
Products	32,051	25,899	62,110	48,811
Service	3,691	3,281	6,526	6,595
Total cost of revenue	35,742	29,180	68,636	55,406
Gross profit	26,083	35,044	47,715	66,832

Operating expenses:
Sales and marketing	33,271	27,001	62,783	51,945
Research and development	5,784	6,859	12,252	13,358
General and administrative	18,191	11,248	30,444	24,750
Total operating expenses	57,246	45,108	105,479	90,053
Loss from operations	(31,163)	(10,064)	(57,764)	(23,221)
Interest and other expense, net:
Amortization of debt issuance costs	(557)	(298)	(1,109)	(517)
Interest on convertible notes	(2,958)	(1,149)	(5,897)	(1,927)
Loss on extinguishment of convertible notes	—	(34,423)	—	(34,423)
Interest income	2,179	382	4,658	395
Other expense, net	(453)	(1,910)	(616)	(2,678)
Total interest and other expense, net	(1,789)	(37,398)	(2,964)	(39,150)
Loss before income taxes	(32,952)	(47,462)	(60,728)	(62,371)
Income tax expense (benefit)	326	(186)	598	47
Net loss	$(33,278)	$(47,276)	$(61,326)	$(62,418)

Net loss per share:
Basic	$(1.68)	$(2.53)	$(3.09)	$(3.39)
Diluted	$(1.68)	$(2.53)	$(3.09)	$(3.39)
Weighted-average number of shares used in per share calculation:
Basic	19,858	18,700	19,819	18,392
Diluted	19,858	18,700	19,819	18,392
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net loss	$(33,278)	$(47,276)	$(61,326)	$(62,418)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale investments, net of tax	12	(172)	98	(183)
Other comprehensive income (loss), net of tax	12	(172)	98	(183)
Comprehensive loss	$(33,266)	$(47,448)	$(61,228)	$(62,601)
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2023
(As Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2023	19,785,107	$20	$126,504	$(168,561)	$(8)	$(42,045)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	3,459	—	38	—	—	38
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	61,248	—	(789)	—	—	(789)
Stock-based compensation expense	—	—	1,550	—	—	1,550
Net change in unrealized loss on available-for-sale investments	—	—	—	—	12	12
Net loss	—	—	—	(33,278)	—	(33,278)
Balance at June 30, 2023	19,901,600	$20	$128,014	$(201,839)	$4	$(73,801)
(As Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	9,234	—	147	—	—	147
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	171,977	—	(3,186)	—	—	(3,186)
Stock-based compensation expense	—	—	4,936	—	—	4,936
Net change in unrealized loss on available-for-sale investments	—	—	—	—	98	98
Net loss	—	—	—	(61,326)	—	(61,326)
Balance at June 30, 2023	19,901,600	$20	$128,014	$(201,839)	$4	$(73,801)

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

    See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
	(As Restated)
Cash flows from operating activities
Net loss	$(61,326)	$(62,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,936	8,776
Depreciation and amortization	3,238	929
Amortization of contract acquisition costs	4,069	1,219
Amortization of debt issuance costs	1,109	517
Deferred tax assets	43	80
Provision for credit losses	1,914	409
Loss on sale of property and equipment	—	63
Loss on extinguishment of convertible notes	—	34,423
Accretion of discount on investment securities and investment income, net	146	—
Changes in assets and liabilities:
Accounts receivable	(10,031)	(1,108)
Inventories, net	(536)	(17,501)
Other current assets and prepaid expenses	(776)	(3,034)
Other long-term assets	(4,782)	(1,071)
Accounts payable	(1,666)	14,771
Accrued liabilities	(3,806)	(6,878)
Operating leases, net	(30)	36
Deferred revenue	509	702
Net cash used in operating activities	(66,989)	(30,085)
Cash flows from investing activities
Acquisition of property and equipment	(25,108)	(8,238)
Proceeds from maturities of marketable investments	152,859	—
Purchase of marketable investments	(23,467)	(203,309)
Net cash provided by (used in) investing activities	104,284	(211,547)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	858	1,440
Taxes paid related to net share settlement of equity awards	(3,186)	(4,234)
Purchase of capped call	—	(31,671)
Proceeds from issuance of convertible notes	—	240,000
Payment of issuance costs of convertible notes	—	(6,956)
Extinguishment of convertible notes	—	(45,777)
Payments on finance lease obligations	(237)	(284)
Net cash provided by (used in) financing activities	(2,565)	152,518
Net increase (decrease) in cash, cash equivalents and restricted cash	34,730	(89,114)
Cash, cash equivalents, and restricted cash at beginning of period	146,624	164,864
Cash, cash equivalents, and restricted cash at end of period	$181,354	$75,750
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$68	$437
Assets acquired under operating lease	$57	$549
Transfer of inventory to property and equipment	$—	$12,180
Debt issuance costs accrued	$—	$646
Acquisition of property and equipment	$6,301	$—
Capped call costs accrued	$—	$353
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,731	$1,903
Cash paid for income taxes	$483	$1,230
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
1.The Company determined that, as a result of an accounting error identified by the physical inventory count, there was a shortfall of inventory relative to the Company's system of record. The effect of this error was an overstatement of $3.6 million of inventory on the condensed consolidated balance sheet as of June 30, 2023. This error resulted in an associated understatement of $2.4 million and $3.6 million of cost of revenue on the condensed consolidated statement of operations for the three and six months ended June 30, 2023, respectively.
2.The Company corrected certain other errors that were deemed immaterial to the related interim period and restated the financial statements for the quarter ended June 30, 2023. The details of these corrections are noted in the footnotes to the tables below.
The Company's basic and diluted losses per share increased by $0.08 and $0.24 per share for the three and six months ended June 30, 2023, respectively. The Company's income tax expenses for the three and six months ended June 30, 2023 did not change as a result of the restatement. The errors did not have an impact on the Company’s net cash or liquidity.

Effect of Restatement
The effects of the accounting error on the Company's condensed consolidated balance sheet as of June 30, 2023 are as follows (in thousands):

	June 30, 2023	Adjustments		June 30, 2023
	(As Reported)			(As Restated)
Assets
Current assets:
Cash and cash equivalents	$180,654	$—		$180,654
Marketable investments	41,949	—		41,949
Accounts receivable, net of allowance	53,079	600	(h)	53,679
Inventories, net	68,668	(4,504)	(a), (c), (d)	64,164
Other current assets and prepaid expenses	24,900	(102)	(j)	24,798
Restricted cash	700	—		700
Total current assets	369,950	(4,006)		365,944
Property and equipment, net	65,511	(800)	(b), (e)	64,711
Deferred tax assets	547	—		547
Goodwill	1,339	—		1,339
Operating lease right-of-use assets	11,370	—		11,370
Other long-term assets	15,113	—		15,113
Total assets	$463,830	$(4,806)		$459,024

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$34,240	$—		$34,240
Accrued liabilities	53,764	—		53,764
Operating lease liabilities	2,602	—		2,602
Deferred revenue	12,457	(140)	(g)	12,317
Total current liabilities	103,063	(140)		102,923
Deferred revenue, net of current portion	1,690	—		1,690
Operating lease liabilities, net of current portion	10,069	—		10,069
Convertible notes, net of unamortized debt issuance costs	417,568	—		417,568
Other long-term liabilities	575	—		575
Total liabilities	532,965	(140)		532,825

Stockholders’ deficit:
Common stock	20	—		20
Additional paid-in capital	128,014	—		128,014
Accumulated other comprehensive income (loss)	4	—		4
Accumulated deficit	(197,173)	(4,666)	(k)	(201,839)
Total stockholders’ deficit	(69,135)	(4,666)		(73,801)
Total liabilities and stockholders’ deficit	$463,830	$(4,806)		$459,024

The effects of the accounting error on the Company's condensed consolidated income statement for the three-month period ended June 30, 2023 are as follows (in thousands, except per share data):

	Three Months Ended June 30, 2023	Adjustments		Three Months Ended June 30, 2023
	(As Reported)			(As Restated)
Net revenue:
Products	$55,568	$607	(f), (g)	$56,175
Service	5,650	—		5,650
Total net revenue	61,218	607		61,825
Cost of revenue:
Products	29,473	2,578	(a), (c), (d), (j)	32,051
Service	3,691	—		3,691
Total cost of revenue	33,164	2,578		35,742
Gross profit	28,054	(1,971)		26,083

Operating expenses:
Sales and marketing	33,271	—		33,271
Research and development	5,784	—		5,784
General and administrative	18,528	(337)	(h)	18,191
Total operating expenses	57,583	(337)		57,246
Loss from operations	(29,529)	(1,634)		(31,163)
Interest and other expense, net:
Amortization of debt issuance costs	(557)	—		(557)
Interest on convertible notes	(2,958)	—		(2,958)
Interest income	2,179	—		2,179
Other expense, net	(453)	—		(453)
Total interest and other expense, net	(1,789)	—		(1,789)
Loss before income taxes	(31,318)	(1,634)		(32,952)
Income tax expense	326	—		326
Net loss	$(31,644)	$(1,634)	(k)	$(33,278)

Net loss per share:
Basic	$(1.59)	$(0.08)		$(1.68)
Diluted	$(1.59)	$(0.08)		$(1.68)
Weighted-average number of shares used in per share calculation:
Basic	19,858	19,858		19,858
Diluted	19,858	19,858		19,858

The effects of the accounting error on the Company's condensed consolidated income statement for the six-month period ended June 30, 2023 are as follows (in thousands, except per share data):

	Six Months Ended June 30, 2023	Adjustments		Six Months Ended June 30, 2023
	(As Reported)			(As Restated)
Net revenue:
Products	$105,156	$140	(f), (g)	$105,296
Service	11,055	—		11,055
Total net revenue	116,211	140		116,351
Cost of revenue:
Products	56,704	5,406	(a), (b), (c), (d), (e), (j)	62,110
Service	6,526	—		6,526
Total cost of revenue	63,230	5,406		68,636
Gross profit	52,981	(5,266)		47,715

Operating expenses:
Sales and marketing	62,783	—		62,783
Research and development	12,252	—		12,252
General and administrative	31,044	(600)	(h)	30,444
Total operating expenses	106,079	(600)		105,479
Loss from operations	(53,098)	(4,666)		(57,764)
Interest and other expense, net:
Amortization of debt issuance costs	(1,109)	—		(1,109)
Interest on convertible notes	(5,897)	—		(5,897)
Interest income	4,658	—		4,658
Other expense, net	(616)	—		(616)
Total interest and other expense, net	(2,964)	—		(2,964)
Loss before income taxes	(56,062)	(4,666)		(60,728)
Income tax expense	598	—		598
Net loss	$(56,660)	$(4,666)	(k)	$(61,326)

Net loss per share:
Basic	$(2.86)	$(0.24)		$(3.09)
Diluted	$(2.86)	$(0.24)		$(3.09)
Weighted-average number of shares used in per share calculation:
Basic	19,819	19,819		19,819
Diluted	19,819	19,819		19,819

The effects of the accounting errors on the Company's condensed consolidated statement of cash flows for the six-month period ended June 30, 2023 are as follows (in thousands):

	Six Months Ended June 30,
	2023	Adjustments		2023
	(As Reported)			(As Restated)
Cash flows from operating activities
Net loss	$(56,660)	$(4,666)	(k)	$(61,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4,936	—		4,936
Depreciation and amortization	3,238	—		3,238
Amortization of contract acquisition costs	4,069	—		4,069
Amortization of debt issuance costs	1,109	—		1,109
Deferred tax assets	43	—		43
Provision for credit losses	2,514	(600)	(h)	1,914
Accretion of discount on investment securities and investment income, net	(1,995)	2,141	(i)	146
Changes in assets and liabilities:
Accounts receivable	(10,031)	—		(10,031)
Inventories, net	(5,040)	4,504	(a), (c), (d)	(536)
Other current assets and prepaid expenses	(878)	102	(j)	(776)
Other long-term assets	(4,782)	—		(4,782)
Accounts payable	(1,666)	—		(1,666)
Accrued liabilities	(3,806)	—		(3,806)
Operating leases, net	(30)	—		(30)
Deferred revenue	649	(140)	(g)	509
Net cash used in operating activities	(68,330)	1,341		(66,989)
Cash flows from investing activities
Acquisition of property and equipment	(25,908)	800	(b), (e)	(25,108)
Proceeds from maturities of marketable investments	155,000	(2,141)	(i)	152,859
Purchase of marketable investments	(23,467)	—		(23,467)
Net cash provided by (used in) investing activities	105,625	(1,341)		104,284
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	858	—		858
Taxes paid related to net share settlement of equity awards	(3,186)	—		(3,186)
Payments on finance lease obligations	(237)	—		(237)
Net cash provided by (used in) financing activities	(2,565)	—		(2,565)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,730	—		34,730
Cash, cash equivalents, and restricted cash at beginning of period	146,624	—		146,624
Cash, cash equivalents, and restricted cash at end of period	$181,354	$—		$181,354
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$68	$—		$68
Assets acquired under operating lease	$57	$—		$57
Acquisition of property and equipment	$6,301	$—		$6,301
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,731	$—		$5,731
Cash paid for income taxes	$483	$—		$483
Footnote to tables:
(a) Correction of the accounting error for the overstatement of inventory identified as a result of the physical inventory count ($2.4 million and $3.6 million for three and six months ended June 30, 2023, respectively)
(b) Correction of the accounting error related to AviClear devices identified as a result of the physical inventory count ($1.0 million)
(c) Correction of the overstatement of demonstration and field inventory ($0.4 million), net of quarterly amortization ($0.1 million)
(d) Correction of the overstatement of demonstration and field inventory ($0.1 million and $0.5 million for three and six months ended June 30, 2023, respectively)
(e) Correction of AviClear capitalized labor cost incorrectly expensed in previous period ($0.2 million)
(f) Correction of AviClear treatment revenue incorrectly recognized in the period ended June 30, 2023 ($0.7 million)
(g) Correction of AviClear sales and lease arrangements incorrectly allocated to deferred revenue in previous period ($0.2 million), net of quarterly amortization ($0.1 million)

(h) Correction of the overstatement of the provision for credit losses associated with other receivables ($0.3 million and $0.6 million for three and six months ended June 30, 2023, respectively)
(i) Correction of the classification error related to the cash interest received ($2.1 million)
(j) Correction of unapplied inventory prepayment upon receipt of inventory ($0.1 million)
(k) Net change in net loss for the three-month period or the six-month period ended June 30, 2023
The impact of the restatement and reclassification on the Company’s condensed consolidated statements of stockholders’ deficit and condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2023 are limited to the understatement of net loss, comprehensive loss, accumulated deficit, and total stockholders' deficit of $1.6 million and $4.7 million, respectively.
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
Note 3. Cash, Cash Equivalents, Restricted Cash and Marketable Investments
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
At June 30, 2023, the Company did not have any foreign currency exchange forward contracts outstanding. At December 31, 2022, the following foreign exchange forward contract was outstanding:

December 31, 2022	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$6,128
Fair value	Accrued liabilities	$558
Unrealized loss	Other expense, net	$(558)
Note 6. Balance Sheet Details (Restated)
Inventories, net (Restated)
As of June 30, 2023 and December 31, 2022, inventories consist of the following (in thousands):

	June 30, 2023	December 31, 2022
	(As Restated)
Raw materials	$38,128	$36,323
Work in process	892	2,117
Finished goods	25,144	25,188
Total	$64,164	$63,628
Other current assets and prepaid expenses (Restated)
Other current assets and a prepaid expenses, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
	(As Restated)
Deposits with vendors	$11,951	$13,917
Foreign tax receivable	9,563	7,147
Prepayments	3,284	2,972
Total	$24,798	$24,036
Property and Equipment, net (Restated)
Property and equipment, net, consists of the following (in thousands):

	June 30, 2023	December 31, 2022
	(As Restated)
Leasehold improvements	$793	$793
AviClear devices	39,107	19,904
Office equipment and furniture	2,026	1,936
Machinery and equipment	5,697	5,106
Assets under construction	25,250	17,876
	72,873	45,615
Less: Accumulated depreciation	(8,162)	(5,247)
Property and equipment, net	$64,711	$40,368
Accrued Liabilities
As of June 30, 2023 and December 31, 2022, accrued liabilities consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Bonus and payroll-related accruals	$18,709	$18,951
Sales and marketing accruals	4,832	5,347
Liability for inventory in transit	3,762	7,028
Product warranty	3,104	3,254
Accrued sales tax	10,420	9,066
Other accrued liabilities	12,937	13,806
Total	$53,764	$57,452
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
Note 8. Deferred Revenue (Restated)
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training. Approximately 88% of the Company’s deferred revenue balance of $14.0 million as of June 30, 2023 will be recognized over the next 12 months.

The following table provides changes in the deferred revenue balance for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Beginning balance	$13,699	$11,064	$13,498	$10,825
Add: Payments received	5,939	5,199	11,087	10,032
Less: Revenue from current period sales	(589)	(443)	(2,291)	(1,374)
Less: Revenue recognized from beginning balance	(5,042)	(4,293)	(8,287)	(7,956)
Ending balance	$14,007	$11,527	$14,007	$11,527
The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at June 30, 2023, and December 31, 2022, was $3.3 million and $2.3 million, respectively.
Costs for extended service contracts were $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and were $1.5 million and $3.2 million for three and six months ended June 30, 2022, respectively.
Note 9. Revenue
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
Note 11. Net Loss Per Share (Restated)

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

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Numerator:
Net loss used in calculating net loss per share, basic	$(33,278)	$(47,276)	$(61,326)	$(62,418)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	19,858	18,700	19,819	18,392
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—	—	—
Options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
ESPP	—	—	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	19,858	18,700	19,819	18,392
Net loss per share:
Net loss per share, basic	$(1.68)	$(2.53)	$(3.09)	$(3.39)
Net loss per share, diluted	$(1.68)	$(2.53)	$(3.09)	$(3.39)
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
Note 12. Income Taxes
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
AviClear operating lease license fee revenue	$1,367	$39	$2,592	$39
AviClear operating lease revenue	3,236	97	5,939	97
Total AviClear revenue	$4,603	$136	$8,531	$136
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
Lease installment costs (Restated)
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.5 million and $1.0 million for the three and six-month periods ended June 30, 2023, respectively, and nil for the comparative periods, and were included in Cost of revenue in the Company’s condensed consolidated statement of operations. Total lease installment costs as of June 30, 2023, and December 31, 2022, were $2.6 million and $1.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
	(As Restated)		(As Restated)
Net revenue
Cutera Core	$57,222	$64,088	$107,820	$122,102
AviClear	4,603	136	8,531	136
Total net revenue	$61,825	$64,224	$116,351	$122,238

Income (loss) from operations
Cutera Core	(6,583)	5,871	(17,842)	10,221
AviClear	(6,653)	(7,507)	(12,952)	(15,662)
Segment loss from operations	(13,236)	(1,636)	(30,794)	(5,441)
Items not allocated to segments
Stock-based compensation	(1,550)	(4,733)	(4,936)	(8,776)
ERP implementation costs	(770)	(2,385)	(1,288)	(6,361)
Depreciation and amortization	(3,991)	(1,068)	(7,578)	(2,147)
Board of Directors legal and advisory fees	(7,709)	—	(7,709)	—
Retention plan costs	(2,972)	—	(2,972)	—
Legal fees, severance, and other	(935)	(242)	(2,487)	(496)
Consolidated loss from operations	(31,163)	(10,064)	(57,764)	(23,221)
Interest and other expense, net	(1,789)	(37,398)	(2,964)	(39,150)
Consolidated loss before income taxes	$(32,952)	$(47,462)	$(60,728)	$(62,371)

			Six Months Ended June 30,
			2023	2022
Capital spending			(As Restated)
Cutera Core			$64	$603
AviClear			25,044	7,635
Total segment capital spending			$25,108	$8,238
Corporate			—	—
Total capital spending			$25,108	$8,238

			June 30, 2023	December 31, 2022
Total assets			(As Restated)
Cutera Core			$160,900	$154,978
AviClear			74,274	47,406
Total segment assets			$235,174	$202,384
Corporate			223,850	318,604
Total assets			$459,024	$520,988

The following table presents a summary of revenue by geography and product category for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue mix by geography:	(As Restated)		(As Restated)
United States	$25,602	$26,742	$48,104	$51,216
Japan	12,810	15,174	25,718	32,677
Asia, excluding Japan	4,323	5,106	11,054	8,715
Europe	5,495	5,925	10,613	10,116
Rest of the World, other than United States, Asia and Europe	13,595	11,277	20,862	19,514
Total consolidated revenue	$61,825	$64,224	$116,351	$122,238
Revenue mix by product category:	(As Restated)		(As Restated)
Systems	$37,895	$43,653	$71,213	$80,167
AviClear	4,603	136	8,531	136
Consumables	4,255	5,162	7,998	9,065
Skincare	9,422	9,638	17,554	21,287
Total product revenue	56,175	58,589	105,296	110,655
Service	5,650	5,635	11,055	11,583
Total consolidated revenue	$61,825	$64,224	$116,351	$122,238

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(As Restated)		(As Restated)
Net revenue	100%	100%	100%	100%
Cost of revenue	58%	45%	59%	45%
Gross margin	42%	55%	41%	55%

Operating expenses:
Sales and marketing	54%	42%	54%	42%
Research and development	9%	11%	11%	11%
General and administrative	29%	18%	26%	20%
Total operating expenses	93%	70%	91%	74%

Loss from operations	(50)%	(16)%	(50)%	(19)%
Amortization of debt issuance costs	(1)%	—%	(1)%	—%
Interest on convertible notes	(5)%	(2)%	(5)%	(2)%
Loss on extinguishment of convertible notes	—%	(54)%	0%	(28)%
Interest income	4%	1%	4%	—%
Other expense, net	(1)%	(3)%	(1)%	(2)%
Loss before income taxes	(53)%	(74)%	(52)%	(51)%

Income tax benefit	1%	—%	1%	—%
Net loss	(54)%	(74)%	(53)%	(51)%
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
Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	% Change	2022	2023	% Change	2022
Revenue mix by geography:	(As Restated)	(As Restated)		(As Restated)	(As Restated)
North America	$32,437	1%	$32,239	$59,639	(2)%	$61,092
Japan	12,810	(16)%	15,174	25,718	(21)%	$32,677
Rest of World	16,578	(1)%	16,811	30,994	9%	$28,469
Consolidated total revenue	$61,825	(4)%	$64,224	$116,351	(5)%	$122,238

North America as a percentage of total revenue	52%		50%	51%		50%
Japan as a percentage of total revenue	21%		24%	22%		27%
Rest of World as a percentage of total revenue	27%		26%	27%		23%

Revenue mix by product category:	(As Restated)	(As Restated)		(As Restated)	(As Restated)
Systems - North America	$22,243	(12)%	$25,232	$40,203	(16)%	$47,939
Systems - Rest of World (including Japan)	15,652	(15)%	18,421	31,010	(4)%	32,228
Total Systems	37,895	(13)%	43,653	71,213	(11)%	80,167
AviClear	4,603	3,285%	136	8,531	6,173%	136
Consumables	4,255	(18)%	5,162	7,998	(12)%	9,065
Skincare	9,422	(2)%	9,638	17,554	(18)%	21,287
Total Products	56,175	(4)%	58,589	105,296	(5)%	110,655
Service	5,650	—%	5,635	11,055	(5)%	11,583
Total Net Revenue	$61,825	(4)%	$64,224	$116,351	(5)%	$122,238
The Company’s total net revenue decreased by $2.4 million, or 4%, in the three months ended June 30, 2023, compared to the same period in 2022. This decrease was primarily driven by Systems revenue, partially offset by AviClear revenue. In March 2022, the Company received FDA clearance for the AviClear treatment device and began limited commercial release in April 2022.
The Company's total net revenue decreased by $5.9 million, or 5%, in the six months ended June 30, 2023, compared to the same period in 2022. This decrease in the six-month comparison was primarily driven by Systems revenue and a decline in Japanese Skincare revenue, partially offset by AviClear revenue.
Revenue by Geography (Restated)

The Company’s North America revenue increased by $0.2 million, or 1%, and decreased by $1.5 million, or 2%, in the three and six months ended June 30, 2023, respectively, compared to the same periods in 2022. The $1.5 million, or 2%, decrease in the six-month comparison was primarily driven by a decline in Systems revenue, partially offset by AviClear revenue.
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
AviClear Revenue (Restated)
The AviClear revenue in the three months ended June 30, 2023, consisted of $1.4 million of lease revenue related to the fixed annual license fees and variable lease revenue of $3.2 million related to treatments performed by the lessee.
The AviClear revenue in the six months ended June 30, 2023, consisted of $2.6 million of lease revenue related to the fixed annual license fees and variable lease revenue of $5.9 million related to treatments performed by the lessee.
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
Gross Profit (Restated)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
	(As Restated)		(As Restated)	(As Restated)		(As Restated)
Gross profit	$26,083	$35,044	$(8,961)	$47,715	$66,832	$(19,117)
As a percentage of total net revenue	42.2%	54.6%	(12.4)%	41.0%	54.7%	(13.7)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, depreciation on AviClear devices, amortization of capitalized AviClear device mobilization costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended June 30, 2023, was 42.2% compared to 54.6% in the same period in 2022. This 12.4 percentage point decrease in gross profit in the three-month comparison mainly reflects the following factors:
•In April 2022, the Company began leasing the AviClear device. Depreciation expense on installed AviClear devices and amortization expense on capitalized lease installment costs adversely impacted the Company’s gross margin rate by 3.3 percentage points;
•Geographic and product revenue mix and increased pressure on ASPs adversely impacted the Company’s gross margin rate by 2.5 percentage points;
•Increases in the Company's reserve for excess inventory parts, partially driven by the an end of life decision on certain accessories, adversely impacted the Company's gross margin rate by 0.8 percentage points;
•Weakening foreign currencies adversely impacted the Company’s gross margin rate by 1.2 percentage points, primarily a result of the Company’s Skincare revenue being denominated in Japanese Yen and costs being dominated in U.S. Dollar; and
•Cost increases in parts and additional costs associated with lower cost absorption adversely impacted the Company's gross margin rate by 4.7 percentage points.
Gross profit as a percentage of revenue for the six months ended June 30, 2023, was 41.0% compared to 54.7% in the same period in 2022. This 13.7 percentage point decrease in gross profit in the six-month comparison mainly reflects the following factors:
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
◦Cost increases in parts and additional costs associated with lower cost absorption adversely impacted the Company's gross margin rate by 6.3 percentage points;
◦Increases in the Company's reserve for excess inventory parts adversely impacted the Company's gross margin rate by 0.7 percentage points; and
◦Lower than planned production in the in the three months ended March 31, 2023, impacted the Company's inventory absorption by 1.1 percentage points.

The above adverse impacts on the Company's gross margin rate were partially offset by the positive impact of AviClear revenue on gross margin rate by 2.0 percentage points.
Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Sales and Marketing	$33,271	$27,001	$6,270	$62,783	$51,945	$10,838
As a percentage of total net revenue	53.8%	42.0%	11.8%	54.0%	42.5%	11.5%
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
Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$5,784	$6,859	$(1,075)	$12,252	$13,358	$(1,106)
As a percentage of total net revenue	9.4%	10.7%	(1.3)%	10.5%	10.9%	(0.4)%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $1.1 million in both the three and six-month comparisons. These decreases reflect clinical research expense associated with the launch of the AviClear device in April 2022.
General and Administrative (“G&A”) (Restated)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
	(As restated)		(As restated)	(As restated)		(As restated)
General and administrative	$18,191	$11,248	$6,943	$30,444	$24,750	$5,694
As a percentage of total net revenue	29.4%	17.5%	11.9%	26.2%	20.2%	5.9%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $6.9 million and $5.7 million, respectively, for the three and six-month comparisons. These increases were primarily due to $7.7 million of legal and advisory expenses incurred during the three months ended June 30, 2023 in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders. Bad debt expense associated with an increase in the Company's allowance for credit losses resulted in an increase in expense of $1.7 million and $1.8 million, respectively, in the three and six-month comparisons.
These increases in bad debt expense were offset by a decrease in stock compensation expense resulting from the departure of several executives and Board directors in the three months ended June 30, 2023, which resulted in the reversal of previously-recorded stock compensation expense related to forfeited awards.
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

Segment Results of Operations (Restated)

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
	(As Restated)	(As Restated)	(As Restated)
Revenue	$57,222	$4,603	$61,825	$64,088	$136	$64,224

Loss from operations	$(20,930)	$(10,233)	$(31,163)	$(1,880)	$(8,184)	$(10,064)
Interest and other income (expense), net			(1,789)			(37,398)
Loss before income taxes			$(32,952)			$(47,462)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
	(As Restated)	(As Restated)	(As Restated)
Revenue	$107,820	$8,531	$116,351	$122,102	$136	$122,238

Loss from operations	$(38,354)	$(19,410)	(57,764)	$(6,752)	$(16,469)	$(23,221)
Interest and other income (expense), net			(2,964)			(39,150)
Loss before income taxes			$(60,728)			$(62,371)

Cutera Core (Restated)
The Cutera Core reportable segment consists of the Company’s systems, consumables, skincare, and service businesses. The Cutera Core segment develops and manufactures energy-based systems for medical practitioners in addition to distributing third-party manufactured skincare products in Japan. The installed base of systems provides opportunities for the segment to earn revenues through service contracts, consumables, and replacement hand pieces.
Three months ended June 30, 2023, compared to three months ended June 30, 2022
The Cutera Core segment’s revenue decreased by $6.9 million in the three months ended June 30, 2023, compared to the three months ended June 30, 2022. This decrease reflected a decrease in system sales of $5.8 million due to ASP and unit volume decreases, and a decrease in Consumables revenue of $0.9 million.
The Cutera Core segment recorded a loss from operations of $20.9 million in the three months ended June 30, 2023, compared to a loss from operations of $1.9 million in the three months ended June 30, 2022. This $19.0 million adverse change mainly reflects a decrease in gross margin contribution of $10.5 million, legal and advisory expenses of $7.7 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders, and an increase in bad debt expense of $1.7 million. The decrease in gross margin contribution reflects Geographic revenue mix, primarily lower North American volume sales and higher foreign distributor sales, an increase in the Company's reserve for excess inventory parts, the effects of a weakening Japanese Yen on the Company's Skincare business, and cost increases in parts.
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
The Cutera Core segment recorded a loss from operations of $38.4 million in the six months ended June 30, 2023, compared to a loss from operations of $6.8 million in the six months ended June 30, 2022. This $31.6 million adverse change mainly reflects a decrease in gross margin contribution of $22.8 million, legal and advisory expenses of $7.7 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders, and an increase in bad debt expense of $1.8 million. The decrease in gross margin contribution reflects Geographic revenue mix, primarily lower North America volume sales and higher foreign distributor sales, an increase in the Company's reserve for excess inventory parts, the effects of a weakening Japanese Yen on the Company's Skincare business, and cost increases in manufacturing.
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
Three months ended June 30, 2023, compared to three months ended June 30, 2022
In the three months ended June 30, 2023, the Company recorded $1.4 million in lease license fee revenue and $3.2 million in treatment revenue.
The AviClear segment recorded a loss from operations of $10.2 million in the three months ended June 30, 2023, compared to a loss from operations of $8.2 million in the three months ended June 30, 2022. This $2.0 million adverse change reflects an increase in operating expenses of $4.1 million, partially offset by an increase of $1.5 million in gross margin contribution. The increase in operating expenses reflects additional sales and marketing headcount associated with the commercialization of the AviClear device.
Six months ended June 30, 2023, compared to six months ended June 30, 2022
In the six months ended June 30, 2023, the Company recorded $2.6 million in lease license fee revenue and $5.9 million in treatment revenue.
The AviClear segment recorded a loss from operations of $19.4 million in the six months ended June 30, 2023, compared to a loss from operations of $16.5 million in the three months ended June 30, 2022. This $2.9 million adverse change reflects an increase in operating expenses of $6.9 million, partially offset by an increase of $3.5 million in gross margin contribution. The increase in operating expenses reflects additional sales and marketing headcount associated with the commercialization of the AviClear device.

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
As of June 30, 2023 and December 31, 2022, the Company had $263.0 million and $345.4 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $94.7 million to $223.3 million as of June 30, 2023, from $318.0 million as of December 31, 2022, driven by net loss adjusted for non-cash items of $45.9 million, changes in assets and liabilities of $21.1 million and capital expenditures of $25.1 million.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes the Company's cash, cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	June 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$180,654	$145,924	$34,730
Restricted cash	700	700	—
Marketable investments	41,949	171,390	(129,441)
Total	$223,303	$318,014	$(94,711)

Cash Flows (Restated)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
	(As Restated)
Net cash flow provided by (used in):
Operating activities	$(66,989)	$(30,085)
Investing activities	104,284	(211,547)
Financing activities	(2,565)	152,518
Net increase (decrease) in cash and cash equivalents	$34,730	$(89,114)
Cash Flows from Operating Activities (Restated)
Net cash used in operating activities in the six months ended June 30, 2023, was $67.0 million, which reflected net loss adjusted for non-cash items of $45.9 million, and changes in assets and liabilities of $21.1 million. The change in assets and liabilities mainly reflect an increase in inventories, accounts receivable and other long-term assets.
Cash Flows from Investing Activities (Restated)
Net cash provided by investing activities was $104.3 million in the six months ended June 30, 2023, which was attributable to the net sale of marketable investments of $129.4 million, partially offset by an $26.6 million increase in the AviClear device and assets under construction balances.
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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Amendment. The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022, and the additional material weakness identified in fiscal year 2023. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q/A, for the three months ended June 30, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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
The Company’s efforts include:
ITGC remediation actions:
•Developed a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting;
•Developed enhanced risk assessment procedures and controls related to changes in IT systems; and
•Implemented an IT management review and testing plan to monitor ITGCs with focus on systems supporting the financial reporting processes.
Inventory control remediation actions:
•Evaluated the effectiveness of the current annual inventory count program and controls;
•Implemented a global inventory count policy and standard operating procedures to ensure consistent communication of the inventory count process and adherence to these policies at facilities managed by the Company and third-party logistics service providers;
•Provided training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory process; and
•Enhanced existing management review controls related to inventory reconciliation, inventory in transit, inventories held by sales personnel, and key reports used in in the inventory count process.
Equity-based awards expense calculation remediation actions:

• Enhanced current review controls around the calculation of stock-based compensation expense.
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
PART II. OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023, and Note 14 to the Company's condensed consolidated financial statements entitled "Contingencies", in this Amended Quarterly Report on Form 10-Q for the three and six months ended June 30, 2023.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023 (the “Annual Report”), as amended on May 1, 2023, as supplemented by the additional Risk Factors included in the Company's Amended Quarterly Report for the period ended March 31, 2023, filed with the SEC on March 5, 2024, other than as noted below:
The Company's business could be negatively affected by litigation initiated by J. Daniel Plants in relation to his prior activist campaign to remove directors, as well as by potential actions of other activist stockholders.

On April 11, 2023, J. Daniel Plants and David H. Mowry, the Company's former Executive Chairperson and former Chief Executive Officer, respectively, filed a complaint in the Delaware Court of Chancery against five of the Company’s independent directors, Gregory Barrett, Sheila Hopkins, Timothy O’Shea, Juliane Park and Janet Widmann, as defendants, and the Company, as nominal defendant (the “Delaware Litigation”), seeking a declaration that the individual defendants breached their fiduciary duties and to enjoin them from enforcing the nomination deadline under the Company’s bylaws in connection with the 2023 annual meeting of stockholders, or in the alternative, a declaration that the Company must hold a special meeting of the stockholders on June 2, 2023. On May 16, 2023, Mr. Mowry filed a letter with the Court of Chancery disclosing that he had resolved his dispute with the defendants and agreed to dismiss his claims with prejudice. On May 17, 2023, the Court of Chancery granted an order for voluntary dismissal of Mr. Mowry as a plaintiff in the Delaware Litigation. The Delaware Litigation remains pending with respect to Mr. Plants. The Delaware Litigation was initiated by Mr. Plants in connection with the campaign of Mr. Plants and Voce Capital Management LLC to remove certain directors from the Company's Board of Directors at a special meeting of stockholders and subsequently nominate new directors for election at the Company’s 2023 annual meeting of stockholders. Mr. Plants withdrew his demand for a special meeting of stockholders, and the Company held the 2023 annual meeting of stockholders on July 13, 2023, having received no additional director nominations from Mr. Plants.

Activist campaigns that contest or conflict with the Company's strategic direction or seek changes in the composition of its Board or management could have an adverse effect on its operating results and financial condition. A proxy contest could require the Company to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs. In addition, proxy contests require significant time and attention by the Company's Board and management to address stockholder matters, diverting their attention from executing on the Company's business strategy. Any perceived uncertainties as to the Company's future direction and control, its ability to execute on its strategy, or changes to the composition of its Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of its business or instability which may result in the loss of potential business opportunities, be exploited by its competitors, cause concern for those enrolling in its clinical trials, make it more difficult to pursue its strategic initiatives, or limit its ability to attract and retain qualified personnel and business partners, any of which could adversely affect its business and operating results.

Actions such as those described above could cause significant fluctuations in the Company's stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of its business.
The Company's business could be negatively affected as a result of the pending securities fraud action brought against the Company and certain former officers and directors.

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

This action could divert the Company's management’s attention and resources from its ordinary business operations, and the Company could incur significant expenses associated with defending it (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to this action, to the extent not covered by insurance). There can also be no assurance that the Company will be successful in any defense.

The Company also may be required to pay material damages, consent to injunctions on future conduct and suffer other penalties, remedies or sanctions. In addition, the action could adversely impact the Company's reputation and harm its ability to generate revenue. Accordingly, the ultimate resolution of this matter could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow and, consequently, could negatively impact the trading price of the Company's common stock.

The Company have recently experienced turnover in its executive management and Board of Directors, which creates uncertainties and could harm its business.

The Company has experienced significant changes in its executive leadership and Board of Directors during 2023. As discussed above, on April 11, 2023, the Board of Directors terminated Mr. Plants as Executive Chairman and Mr. Mowry as Chief Executive Officer, and appointed Ms. Widmann as Chair of the Board and Ms. Hopkins as Interim Chief Executive Officer. On May 3, 2023, Rohan Seth, the Company’s Chief Financial Officer, resigned effective May 26, 2023 and Stuart Drummond was appointed as Interim Chief Financial Officer. Additionally, the Company appointed Kevin Cameron, Taylor Harris, Nicholas Lewin and Keith Sullivan to the Board in May 2023 and each of Mr. Mowry, Mr. Plants and Joseph Whitters resigned from the board of directors and Gregory Barrett and Timothy O’Shea did not stand for re-election at the 2023 annual meeting of stockholders. A new Board of Directors of Mmes. Hopkins, Widmann and Park, and Messrs. Cameron, Harris, Lewin and

Sullivan were elected by the Company’s stockholders on July 13, 2023. Taylor Harris was subsequently announced as the full-time President and Chief Executive Officer on July 27, 2023.

Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact the Company's ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of the Company's operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. If the Company does not integrate new executives and board members successfully, the Company may be unable to manage and grow its business, and its financial condition and profitability may suffer as a result. In addition, to the extent the Company experiences additional management turnover, competition for top management is high and it may take months to find a candidate that meets the Company's requirements. If the Company is unable to attract and retain qualified management personnel, its business could suffer.

The Company's distribution agreement with ZO requires the Company to meet certain minimum purchase requirements during each calendar year. Since the Company did not meet these minimum requirements in 2022 and has not reached a mutually agreed upon resolution with ZO, ZO has indicated its intent to terminate the distribution agreement and assume distribution of the ZO product line beginning in the third quarter of 2024.

The Company has an exclusive distribution agreement with ZO to distribute ZO’s proprietary skincare products in Japan, which distribution agreement requires the Company to meet certain minimum purchase requirements during each calendar year. Such minimum purchase requirements were not met for the 2022 fiscal year because of global economic factors, such as the unprecedented decline in the value of the Japanese Yen compared to the U.S. Dollar over the course of 2022. Since the Company did not meet these minimum purchase requirements in 2022 and has not reached a mutually agreed upon resolution with ZO whereby the Company would continue serving as a distributor of the ZO product line, ZO has indicated its intent to terminate the distribution agreement and assume distribution of the ZO product line beginning in the third quarter of 2024.

The Company is currently negotiating the terms of the transition of the distribution of the ZO product line to ZO, but anticipate there may be an adverse effect to the Company's future revenue, results of operations, cash flows and stock price beginning in July 2024.
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