Form 10-Q
period 2023-09-30
CUTERA INC
filed 2024-03-05
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of February 29, 2024, was 19,960,622.

CUTERA, INC.
FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, “CUTERA®,” “ACUTIP 500®,” “AVITM,” “AVI360®,” “AVIANALYTICSTM,” “AVICARE®,” “AVICLEAR®,” “AVICOOL®, “AVIREWARDSTM,” “COOLGLIDE®,” “CUCF®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “EXCEL V+™,” “GENESISTM,” “LASER GENESISTM,” “LIMELIGHT®,” “MYQ®,” “PEARL®,” “PICO GENESIS®,” “PICO TONING®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT FLEX®,” “TRUSCULPT ID®,” “VANTAGE®,” and “XEO®.”
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share data and par value)
(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$179,516	$145,924
Marketable investments	—	171,390
Accounts receivable, net of allowance for credit losses of $7,985 and $2,497, respectively	49,829	45,562
Inventories, net	61,847	63,628
Other current assets and prepaid expenses	19,415	24,036
Restricted cash	700	700
Total current assets	311,307	451,240
Property and equipment, net	69,923	40,368
Deferred tax assets	528	590
Goodwill	1,339	1,339
Operating lease right-of-use assets	10,690	12,831
Other long-term assets	12,846	14,620
Total assets	$406,633	$520,988

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$31,373	$33,736
Accrued liabilities	47,043	57,452
Operating lease liabilities	2,511	2,810
Deferred revenue	11,479	11,841
Total current liabilities	92,406	105,839
Deferred revenue, net of current portion	1,629	1,657
Operating lease liabilities, net of current portion	9,466	11,352
Convertible notes, net of unamortized debt issuance costs of $10,996 and $12,666, respectively	418,129	416,459
Other long-term liabilities	1,088	862
Total liabilities	522,718	536,169
Commitments and Contingencies (Note 13)
Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 19,948,803 and 19,668,603 shares at September 30, 2023 and December 31, 2022, respectively	20	20
Additional paid-in capital	130,008	125,406
Accumulated other comprehensive income (loss)	—	(94)
Accumulated deficit	(246,113)	(140,513)
Total stockholders’ deficit	(116,085)	(15,181)
Total liabilities and stockholders’ deficit	$406,633	$520,988
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue:
Products	$40,989	$56,540	$146,285	$167,195
Service	5,489	6,268	16,544	17,851
Total net revenue	46,478	62,808	162,829	185,046
Cost of revenue:
Products	36,586	25,255	98,696	74,066
Service	3,435	3,305	9,961	9,900
Total cost of revenue	40,021	28,560	108,657	83,966
Gross profit	6,457	34,248	54,172	101,080

Operating expenses:
Sales and marketing	25,808	26,488	88,591	78,433
Research and development	4,592	6,389	16,844	19,747
General and administrative	17,004	10,804	47,448	35,554
Total operating expenses	47,404	43,681	152,883	133,734
Loss from operations	(40,947)	(9,433)	(98,711)	(32,654)
Interest and other expense, net:
Amortization of debt issuance costs	(561)	(400)	(1,670)	(917)
Interest on convertible notes	(2,939)	(1,739)	(8,836)	(3,666)
Loss on extinguishment of convertible notes	—	—	—	(34,423)
Interest income	2,288	1,141	6,946	1,536
Other expense, net	(1,948)	(876)	(2,564)	(3,554)
Total interest and other expense, net	(3,160)	(1,874)	(6,124)	(41,024)
Loss before income taxes	(44,107)	(11,307)	(104,835)	(73,678)
Income tax expense	167	827	765	874
Net loss	$(44,274)	$(12,134)	$(105,600)	$(74,552)

Net loss per share:
Basic	$(2.22)	$(0.62)	$(5.32)	$(3.95)
Diluted	$(2.22)	$(0.62)	$(5.32)	$(3.95)
Weighted-average number of shares used in per share calculation:
Basic	19,932	19,593	19,858	18,897
Diluted	19,932	19,593	19,858	18,897
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(44,274)	$(12,134)	$(105,600)	$(74,552)
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale investments, net of tax	(4)	(153)	94	(336)
Other comprehensive income (loss), net of tax	(4)	(153)	94	(336)
Comprehensive loss	$(44,278)	$(12,287)	$(105,506)	$(74,888)
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	42,234	—	612	—	—	612
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	186,180	—	(3,273)	—	—	(3,273)
Stock-based compensation expense	—	—	6,552	—	—	6,552
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	94	94
Net loss	—	—	—	(105,600)	—	(105,600)
Balance at September 30, 2023	19,948,803	$20	$130,008	$(246,113)	$—	$(116,085)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2023	19,901,600	$20	$128,014	$(201,839)	$4	$(73,801)
Issuance of common stock for employee purchase plan	—	—	—	—	—	—
Exercise of stock options	33,000	—	465	—	—	465
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	14,203	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	1,616	—	—	1,616
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—		(4)	(4)
Net loss	—	—	—	(44,274)	—	(44,274)
Balance at September 30, 2023	19,948,803	$20	$130,008	$(246,113)	$—	$(116,085)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
(In thousands, except share amounts)
(Unaudited)

Three and Nine Months Ended September 30, 2022

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	—	$56,569
Issuance of common stock for employee purchase plan	27,810	—	1,063	—	—		1,063
Exercise of stock options	27,023	—	624	—	—		624
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	203,226	—	(4,820)	—	—		(4,820)
Stock-based compensation expense	—	—	13,021	—	—		13,021
Purchase of capped call, inclusive of issuance cost of $353	—	—	(32,024)	—	—		(32,024)
Issuance of common stock in repayment of convertible notes	1,354,348	2	55,947	—	—		55,949
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	(336)		(336)
Net loss	—	—	—	(74,552)	—		(74,552)
Balance at September 30, 2022	19,607,751	$20	$148,535	$(132,725)	$(336)		$15,494

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at June 30, 2022	19,560,163	$20	$144,628	$(120,591)	$(183)	$23,874
Issuance of common stock for employee purchase plan	—	—	—	—	—	—
Exercise of stock options	12,179	—	248	—	—	248
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	35,409	—	(586)	—	—	(586)
Stock-based compensation expense	—	—	4,245		—	4,245
Purchase of capped call	—	—	—			—
Issuance of common stock in extinguishment of convertible notes	—	—	—	—	—	—
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—		(153)	(153)
Net loss				(12,134)		(12,134)
Balance at September 30, 2022	19,607,751	$20	$148,535	$(132,725)	$(336)	$15,494

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(105,600)	$(74,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,552	13,021
Depreciation and amortization	5,225	1,603
Amortization of contract acquisition costs	7,085	1,815
Amortization of debt issuance costs	1,670	917
Unrealized gain on foreign exchange forward	—	(292)
Deferred tax assets	62	152
Provision for credit losses	5,488	677
Loss on sale of property and equipment	—	86
Loss on extinguishment of convertible notes	—	34,423
Accretion of discount on investment securities and investment income, net	1,048	—
Changes in assets and liabilities:
Accounts receivable	(9,755)	(5,104)
Inventories	1,781	(28,615)
Other current assets and prepaid expenses	4,352	(8,835)
Other long-term assets	(5,642)	(3,644)
Accounts payable	(4,735)	20,442
Accrued liabilities	(10,963)	(3,684)
Operating leases, net	(44)	46
Deferred revenue	(390)	1,576
Net cash used in operating activities	(103,866)	(49,968)
Cash flows from investing activities
Acquisition of property and equipment	(30,642)	(14,107)
Proceeds from maturities of marketable investments	193,903	47,000
Purchase of marketable investments	(23,467)	(252,282)
Net cash provided by (used in) investing activities	139,794	(219,389)
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	1,323	1,687
Taxes paid related to net share settlement of equity awards	(3,273)	(4,820)
Purchase of capped call	—	(31,671)
Payment of issuance costs of capped calls	—	(353)
Proceeds from issuance of convertible notes	—	240,000
Payment of issuance costs of convertible notes	—	(7,602)
Extinguishment of convertible notes	—	(45,777)
Payments on finance lease obligations	(386)	(391)
Net cash provided by (used in) financing activities	(2,336)	151,073
Net increase (decrease) in cash, cash equivalents and restricted cash	33,592	(118,284)
Cash, cash equivalents, and restricted cash at beginning of period	146,624	164,864
Cash, cash equivalents, and restricted cash at end of period	$180,216	$46,580
Supplemental non-cash investing and financing activities:
Assets acquired under finance lease	$1,428	$689
Assets acquired under operating lease	$57	$549
Transfer of inventory to property and equipment	$—	$12,180
Acquisition of property and equipment	$6,503	$5,843
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,509	$2,685
Cash paid for income taxes	$1,160	$1,909
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes third-party manufactured skincare products and Secret PRO and Secret RF systems and consumables. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sales of systems, system upgrades, and hand pieces (collectively “Systems” revenue); the leasing of AviClear devices for acne treatment (“AviClear” revenue); the replacement hand pieces, Titan, truSculpt 3D, truSculpt and truFlex cycle refills, as well as single use disposable tips applicable to Secret PRO, and Secret RF (“Consumables” revenue); and the distribution of third-party manufactured skincare products (“Skincare”) revenue; are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts, parts, detachable hand piece replacements (except for Titan, truSculpt 3D, truSculpt and truFlex) and service labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
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
Liquidity and Management’s Plans
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $44.3 million and $105.6 million for the three and nine months ended September 30, 2023, respectively. The Company also reported operating losses for the year ended December 31, 2022.
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023, restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives. There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, and its condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders' equity (deficit), and condensed consolidated statements of cash flows, for the three and nine months ended September 30, 2023, and 2022, respectively. The December 31, 2022 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. Presentation of certain prior year balances have been updated to conform with the current year presentation. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the “SEC”) on April 7, 2023, and as amended on May 1, 2023.
Reclassification
Certain reclassifications of prior period amounts have been made in the Company's condensed consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.
Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, management of international activities, competition from substitute products and larger companies, the Company's ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, the Company's ability to protect proprietary technology from counterfeit versions of the Company's products and its intellectual property rights generally, the ability to generate positive operating results from the use of its property and equipment, the successful execution of new product launches, the continuation of strategic relationships, such as the Company's distribution of third-party products, and dependence on key individuals.
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
In the nine months ended September 30, 2023, the Company capitalized $2.9 million of mobilization costs and $3.0 million of deferred commission costs related to placements of the AviClear device. These costs are recorded in Other long-term assets in the Company's condensed consolidated balance sheets and will be amortized over the expected lease term. The amortization of the mobilization costs and amortization of deferred commission costs are recorded in cost of revenue and sales and marketing, respectively, in the Company's condensed consolidated statement of operations. Total capitalized mobilization costs were $2.6 million and $1.3 million as of September 30, 2023 and December 31, 2022. Total capitalized commissions as of September 30, 2023, and December 31, 2022, were $3.4 million and $3.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
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
On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commissions, allowance for credit losses, sales allowances, fair value of investments, valuation of inventories, fair value of goodwill, useful lives of property and equipment, impairment testing for long-lived assets, implicit and incremental borrowing rates related to the Company’s leases, variables used in calculating the fair value of the Company's equity awards, expected achievement of performance-based vesting criteria and management performance bonuses, assumptions used in operating and sales-type lease classifications, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable considerations, contingent liabilities, recoverability of deferred tax assets, residual value of leased equipment, lease term and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Distribution of Third-Party Products
The Company generates revenue from the distribution of skincare products, which are manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the nine months ended September 30, 2023, and 2022, revenue from the distribution of skincare products was $24.7 million and $30.7 million, respectively, representing 15% and 17% of the Company’s consolidated revenue, respectively.
On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a Business Transfer and Termination Agreement (the “Termination Agreement”) with ZO USA and its Japanese subsidiary, ZO Skin Health GK (“ZO Japan” and together with ZO USA and their affiliates, “ZO”), which, among other things, (i) terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately, (ii) provides for the orderly transition of the distribution of ZO products to ZO, (iii) transfers certain Company employees dedicated to the distribution of ZO products to ZO, (iv) transfers certain customer contracts related to ZO products from the Company to ZO and (v) transfers certain inventory and assets related to the distribution of ZO products from the Company to ZO. The Termination Agreement requires ZO to pay the Company $5.75 million within three business days of the execution of the Termination Agreement and make a second payment of $5.75 million, less any offsets under the Termination Agreement (including, but not limited to, 42.2% of the Company’s net revenue for sales of ZO products under the Distribution Agreement between January 1, 2024 and February 28, 2024), upon the earlier of (a) the completion the transition of regulatory and distribution activities such that ZO is able to fulfill product orders by customers in Japan, as determined by ZO and the Company, and (b) June 14, 2024.

The Company generates revenue from the distribution of the Secret systems, which are manufactured by Ilooda Co. Ltd. (“Ilooda”). The Company is the exclusive distributor for all systems sold in the United States, Canada, the United Kingdom; the exclusive distributor for certain systems in France, and Spain; and the non-exclusive distributor for systems sold in Austria and Germany. In both the nine months ended September 30, 2023, and 2022, revenue from the distribution of Secret products represented 13% of the Company’s consolidated revenue. The Company‘s Ilooda distribution agreement expires in June 30, 2026.
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
The following table summarizes the Company's cash and cash equivalents, restricted cash, and marketable investments (in thousands):

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
September 30, 2023	Cost	Gains	Losses	Value
Cash and cash equivalents	N/A	N/A	N/A	$179,516
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	N/A	N/A	N/A	180,216
Total				$180,216

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
December 31, 2022	Cost	Gains	Losses	Value
Cash and cash equivalents	N/A	N/A	N/A	$145,924
Current restricted cash	N/A	N/A	N/A	700
Cash, cash equivalents, and restricted cash as reported within the Condensed Consolidated Statements of Cash Flows	N/A	N/A	N/A	146,624
Marketable investments - U.S. Treasury	171,484	8	(102)	171,390
Total				$318,014

At September 30, 2023 and December 31, 2022, net unrealized losses were zero and $0.1 million, respectively, and were related to interest rate changes on available-for-sale marketable investments. The Company has concluded that it is more-likely-than-not that the securities will be held until maturity or the recovery of their cost basis. No securities were in an unrealized loss position for more than 12 months. The restricted cash balance relates to an outstanding letter of credit provided to a supplier.

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
As of September 30, 2023, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$164,126	$—
Total	$164,126	$—
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
At September 30, 2023, the Company did not have any foreign currency exchange forward contracts outstanding. At December 31, 2022, the following foreign exchange forward was outstanding (in thousands):

December 31, 2022	Classification	Foreign Exchange Forward
Gross notional amount	N/A	$6,128
Fair value	Accrued liabilities	$558
Unrealized loss	Other income (expense), net	$(558)
Note 5. Balance Sheet Details
Inventories, net
As of September 30, 2023 and December 31, 2022, inventories consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Raw materials	$37,216	$36,323
Work in process	1,349	2,117
Finished goods	23,282	25,188
Total	$61,847	$63,628

Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Deposits with vendors	$10,830	$13,917
Foreign tax receivable	4,683	7,147
Prepayments	3,902	2,972
Total	$19,415	$24,036
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	September 30, 2023	December 31, 2022
Leasehold improvements	$819	$793
AviClear devices	40,647	19,904
Office equipment and furniture	1,874	1,936
Machinery and equipment	6,879	5,106
Assets under construction	29,570	17,876
	79,789	45,615
Less: Accumulated depreciation	(9,866)	(5,247)
Property and equipment, net	$69,923	$40,368
The Company's market capitalization has been declining in 2023, which created a triggering event in the three months ended September 30, 2023, and required the Company to review goodwill and long-lived assets including property and equipment for impairment. The Company concluded that an impairment was not required in the three months ended September 30, 2023. An impairment may potentially result in partial or full write-down of these balances. The Company will continue to monitor financial results and market capitalization. Should the financial results continue to deteriorate, an impairment of goodwill and property and equipment may become reasonably possible to record in the future. The Company's goodwill balance as of each of September 30, 2023 and December 31, 2022 was $1.3 million.
Refer to Note 16. Subsequent Events regarding the change in classification from December 31, 2023 of AviClear parts and devices not placed in service.
Accrued Liabilities
As of September 30, 2023 and December 31, 2022, accrued liabilities consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Compensation and payroll-related accruals	$16,106	$18,951
Sales and marketing accruals	4,877	5,347
Liability for inventory in transit	3,490	7,028
Accrued interest	3,469	1,851
Product warranty	2,792	3,254
Accrued sales tax	4,854	9,066
Other accrued liabilities	11,455	11,955
Total	$47,043	$57,452

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
The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning Balance	$3,104	$4,189	$3,254	$3,947
Add: Accruals for warranties issued during the period	1,076	1,235	3,626	4,467
Less: Settlements made during the period	(1,388)	(1,622)	(4,088)	(4,612)
Ending Balance	$2,792	$3,802	$2,792	$3,802
Note 7. Deferred Revenue
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. Deferred revenue also includes payments for training not yet delivered. Approximately 88% of the Company’s deferred revenue balance of $13.1 million as of September 30, 2023 will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance	$14,007	$11,527	$13,498	$10,825
Add: Payments received from current period sales	5,005	5,738	15,140	14,755
Less: Revenue recognized from current period sales	(405)	(487)	(4,902)	(4,569)
Less: Revenue recognized from beginning balance	(5,499)	(4,377)	(10,628)	(8,610)
Ending balance	$13,108	$12,401	$13,108	$12,401
The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at September 30, 2023, and December 31, 2022, was $3.2 million and $2.3 million, respectively.
Costs for extended service contracts were $2.1 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and were $1.4 million and $4.6 million for three and nine months ended September 30, 2022, respectively.
Note 8. Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 10% of the Company's total revenue for the three and nine months ended September 30, 2023, respectively, and 8% and 7% for the three and nine months ended September 30, 2022, respectively.

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

Skincare products
The Company generates revenue from the distribution of skincare products, which are manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market to medical offices and licensed physicians. The Company warrants that the skincare products are free of significant defects in workmanship and materials for 90 days from shipment. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products and controls the products before they are transferred to the customer. The Company recognizes revenue for skincare products at a point in time upon shipment.
On February 28, 2024, the Company entered into a Business Transfer and Termination Agreement with ZO, which, among other things, terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately. Refer to Note 16. Subsequent Events.
Extended service contract
The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for a term of one to three years. Service contract revenue is recognized over time, using a time-based measure of progress, as customers benefit from the service throughout the service period. The Company also offers services on a time and materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time and materials basis is recognized when performed.
Training
Sales of systems to customers include training on the use of the system to be provided within 90 days of purchase. The Company considers training a separate performance obligation as customers can immediately benefit from the training, and training is also sold separately from systems. The Company recognizes revenue for training when the training is provided.
Significant Judgments
The Company determines standalone selling price ("SSP") for each performance obligation as follows:
•Systems: The SSPs for systems are based on directly observable sales in similar circumstances to similar customers.
•Extended warranty/Service contracts: SSP is based on observable price when sold on a standalone basis to similar customers.
Loyalty Program
The Company operates a customer loyalty program for qualified customers located in the U.S. and Canada. Under the loyalty program, customers accumulate points based on their purchasing levels which can be redeemed for such rewards as the right to attend the Company’s advanced training event for a product, or a ticket for the Company’s annual forum. A customer’s account must be in good standing to receive the benefits of the rewards program. Rewards are earned on a quarterly basis and must be used in the following quarter. All unused rewards are forfeited. The fair value of the reward earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net revenue at the time the reward is earned. As of September 30, 2023 and December 31, 2022, the liability for the loyalty program included in accrued liabilities was $0.3 million and $0.3 million, respectively.
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
Total capitalized commissions as of September 30, 2023 and December 31, 2022 were $2.8 million and $3.8 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.6 million and $1.9 million during the three and nine months ended September 30, 2023, respectively, and $0.6 million and $1.8 million during the three and nine months ended September 30, 2022, respectively. The amortization related to these capitalized costs is included in sales and marketing expense in the Company’s condensed consolidated statement of operations.

Note 9. Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The 2019 Equity Incentive Plan (the "2019 Plan") and the 2023 Inducement Equity Plan (the "2023 Plan") provide for the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock or cash awards.
The 2023 Plan was approved by the Board of Directors of Cutera, Inc. on July 17, 2023, and reserves 2,500,000 shares of the Company’s common stock for issuance. The 2023 Plan provides for the grant of equity-based awards, restricted stock units, restricted stock, stock appreciation rights, and performance awards to individuals not previously employees of the Company as an inducement material to the individuals’ entry into employment with the Company.
New Hire Grants to the Chief Executive Officer
On August 18, 2023, the Board of Directors approved a grant of $4 million of restricted stock units and a grant of $4 million of market-based stock options to Taylor Harris, who joined as the Company’s Chief Executive Officer on August 7, 2023. The restricted stock grant of 249,336 shares vests over four years, subject to the continued employment of Mr. Harris. The vesting of the market-based stock option is dependent upon price targets of the Company’s common stock. One quarter of the 735,295 grant quantity will become eligible for time-based vesting at each of the following prices of the Company’s common stock: $20.00, $25.00, $30.00, and $35.00, if these prices are reached within four years of the grant date. The Monte Carlo Simulation valuation model was used to determine the fair value of the market-based stock options granted.
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2022	1,070,925
Additional shares reserved	3,800,000
Options and stock awards granted	(2,048,037)
Stock awards canceled / forfeited / expired	378,128
Options canceled / forfeited / expired	189,705
Balance, September 30, 2023	3,390,721
The equity plans deduct the shares available for issuance by the gross number of shares for which an award is exercised or vests, not the net number of shares actually issued upon exercise, in the event the exercise price is paid in shares of the Company's common stock or shares are withheld to satisfy tax withholding obligations. Any RSU or PSU shares granted on or after July 13, 2023 are counted against the shares available for grant at a ratio of 1.65 shares for every one share granted.

	Options Outstanding
	Number of Stock Options Outstanding	Weighted- Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2022	513,935	$34.41	6.63
Options granted	1,099,075	$13.27
Options exercised	(42,234)	$14.50
Options canceled / forfeited / expired	(189,705)	$30.26
Balance, September 30, 2023	1,381,071	$18.77	8.44

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2022	906,211	$40.39
Stock awards granted	752,492	$15.72
Awards released	(284,231)	$35.54
Stock awards canceled / forfeited / expired	(378,128)	$39.38
Balance, September 30, 2023	996,344	$23.50
Stock-based Compensation Expense
Stock-based compensation expense by financial statement line item recognized during the three and nine months ended September 30, 2023 and 2022 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$(19)	$471	$706	$1,430
Sales and marketing	593	1,641	3,024	3,855
Research and development	(178)	466	930	2,513
General and administrative	1,220	1,667	1,892	5,223
Total stock-based compensation expense	$1,616	$4,245	$6,552	$13,021

In the three months ended September 30, 2023, stock-based compensation expense was impacted by the Company reducing its estimate of the probability of certain performance stock unit grants fully vesting. The nine-month comparison also reflects the reversal of previously reported stock-based compensation expense related to a significant number of executives and directors that left the Company in the three months ended June 30, 2023.
Note 10. Net Loss Per Share

As of September 30, 2023, the Company’s Convertible Notes were potentially convertible into 8,696,792 shares of common stock.

The denominator for diluted net loss per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three and nine months ended September 30, 2023 and September 30, 2022, the if-converted method was not applied as the effect would have been anti-dilutive.

For the three and nine months ended September 30, 2023 and September 30, 2022, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss used in calculating net loss per share, basic	$(44,274)	$(12,134)	$(105,600)	$(74,552)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	19,932	19,593	19,858	18,897
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—	—	—
Options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
ESPP	—	—	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	19,932	19,593	19,858	18,897
Net loss per share:
Net loss per share, basic	$(2.22)	$(0.62)	$(5.32)	$(3.95)
Net loss per share, diluted	$(2.22)	$(0.62)	$(5.32)	$(3.95)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Capped call	10,780	8,724	10,780	8,724
Convertible notes	8,697	6,640	8,697	6,640
Options	1,381	521	1,381	521
RSU's	756	488	756	488
PSU's	240	470	240	470
ESPP	72	22	72	22
Total	21,926	16,865	21,926	16,865
Note 11. Income Taxes
For the three and nine months ended September 30, 2023, the Company's income tax expense was $0.2 million and $0.8 million, respectively, compared to $0.8 million and $0.9 million, respectively, for the three and nine months ended September 30, 2022.
The Company's income tax expense for the three and nine months ended September 30, 2023 and 2022 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.
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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	September 30, 2023	December 31, 2022
Assets
Right-of-use assets	Operating lease right-of-use assets	$10,690	$12,831
Finance lease	Property and equipment, net	1,825	1,606
Total leased assets		$12,515	$14,437

Liabilities	Classification	September 30, 2023	December 31, 2022
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$2,511	$2,810
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	9,466	11,352
Total Operating lease liabilities		$11,977	$14,162

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$818	$485
Finance lease liabilities, non-current	Other long-term liabilities	1,052	825
Total Finance lease liabilities		$1,870	$1,310

Lease costs during the three and nine months ended September 30, 2023 and 2022 (in thousands) was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2023	2022	2023	2022
Finance lease cost	Amortization expense	$209	$148	$507	$487
Finance lease cost	Interest for finance lease	$23	$17	$61	$54
Operating lease cost	Operating lease expense	$921	$883	$2,701	$2,678
Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2023 and 2022 was as follows (in thousands):

		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2023	2022
Operating cash flow	Finance lease	$62	$56
Financing cash flow	Finance lease	$386	$391
Operating cash flow	Operating lease	$2,449	$1,682
Operating leases
Maturities of facility leases were as follows as of September 30, 2023 (in thousands):

As of September 30, 2023	Amount
Remainder of 2023	$814
2024	2,924
2025	2,932
2026	3,027
2027	3,130
2028 and thereafter	462
Total lease payments	13,289
Less: imputed interest	1,312
Present value of lease liabilities	$11,977
Finance Leases
As of September 30, 2023, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance (vehicle) leases as follows (in thousands):

As of September 30, 2023	Amount
Remainder of 2023	$251
2024	878
2025	600
2026	341
Total lease payments	2,070
Less: imputed interest	200
Present value of lease liabilities	$1,870

Weighted-average remaining lease term and discount rate, as of September 30, 2023, were as follows:

Lease Term and Discount Rate	September 30, 2023
Weighted-average remaining lease term (years)
Operating leases	4.4
Finance leases	2.5
Weighted-average discount rate
Operating leases	4.8%
Finance leases	8.9%
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
AviClear operating lease license fee revenue	$1,324	$246	$3,916	$285
AviClear operating lease revenue	2,565	909	8,504	1,006
Total AviClear revenue	$3,889	$1,155	$12,420	$1,291
The AviClear device being leased has a useful life of seven years. The Company expects that a device will be leased for two consecutive lease terms at the end of which its residual value will be immaterial.
The following is the minimum future lease payments as of September 30, 2023, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

As of September 30, 2023	Amount
Remainder of 2023	$1,082
2024	5,924
2025	3,476
Total AviClear revenue	$10,482
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

Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Amortization expenses for these assets were $1.2 million and $3.5 million for the three and nine-month periods ended September 30, 2023, respectively, and $0.1 million and $0.1 million for the comparative periods ended September 30, 2022, and were included in Sales and marketing expense in the Company’s condensed consolidated statement of operations. Total capitalized commissions as of September 30, 2023, and December 31, 2022, were $3.4 million and $3.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
Lease installment costs

The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.7 million and $1.7 million for the three and nine-month periods ended September 30, 2023, respectively, and immaterial amounts for the comparative periods ended September 30, 2022, and were included in Cost of revenue in the Company’s condensed consolidated statement of operations. Total lease installment costs as of September 30, 2023, and December 31, 2022, were $2.6 million and $1.3 million, respectively, and are included in Other long-term assets in the Company’s condensed consolidated balance sheet.
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
In March 2023, Serendia, LLC (“Serendia”), filed patent infringement complaints against the Company with the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro systems, which the Company distributes in the U.S. on behalf of ILOODA Co. Ltd., a Korean company. The Delaware matter has been stayed pending the ITC matter, which the Company expects to be ruled upon in the second half of 2024. If the Company is held liable for patent infringement and is unable to secure a license to the patents or re-design the allegedly infringing products, the Company may be subject to monetary damages and/or an injunction prohibiting the applicable products from being imported into the United States. The manufacturer of these products, ILOODA Co. Ltd., is obligated to defend the Company against these claims and, as a result, the Company has not incurred significant external legal costs. The Company is defending against these claims vigorously. Given the inherent uncertainties of litigation, the Company cannot guarantee that it will not be held liable for infringing one or more claims of Serendia patents. If the Company is held liable for infringement, it may be subject to monetary damages and/or an injunction prohibiting the importation or sale of the applicable products in the United States.
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

On May 16, 2023, Mr. Mowry filed a letter with the Court of Chancery disclosing that he had resolved his dispute with the defendants and agreed to dismiss his claims with prejudice. On May 17, 2023, the Court of Chancery granted an order for voluntary dismissal of Mr. Mowry as a plaintiff in the Delaware Litigation. Mr. Plants subsequently publicly voiced opposition to certain aspects of the Company's corporate governance and strategy but did not submit a notice of nomination of director candidates for the Company’s 2023 annual meeting of stockholders and did not purport to nominate any director candidates at the Company’s annual meeting of stockholders held on July 13, 2023. Due to Plaintiff’s failure to amend his Complaint within the time required by the Court’s order dated October 6, 2023, the Delaware Litigation was dismissed with prejudice.

On October 5, 2023, Mr. Plants filed a Sarbanes-Oxley (“SOX”) discrimination claim (the “SOX Whistleblower Complaint”) with the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). Mr. Plants alleges that he was terminated on April 11, 2023, in retaliation for reporting to the Board of Directors (the “Board”) his concerns that budgeting and guiding to higher forecasts for 2023 would be misleading to shareholders. The SOX Whistleblower Complaint referenced the April 3, 2023 letter from Mr. Plants to the Company’s Board that articulated Mr. Plants’ concerns. The Company received notice of the SOX Whistleblower Complaint on November 8, 2023. The Company is defending the complaint and cannot predict the outcome.

On December 7, 2023, Mr. Plants made an arbitration demand in JAMS against the Company, Mr. Barrett, Ms. Hopkins, Mr. O’Shea, Ms. Park and Ms. Widmann for claims related to the termination of his employment (the “Arbitration Demand”). Mr. Plants alleges several claims: breach of his change of control and severance agreement; wrongful termination; retaliation in violation of California’s whistleblower laws; retaliation in violation of SOX; defamation/libel; tortious interference with prospective economic advantage; and breach of oral contract. He seeks compensatory, special, and punitive damages, as well as reinstatement, civil penalties, and attorneys’ fees and costs. The arbitration will proceed, in accordance with JAMS’ Employment Arbitration Rules & Procedures. Provision had been made for the expected loss in connection with the OSHA and SOX matters and is immaterial. An estimate of the reasonably possible loss cannot be made.
As of September 30, 2023, and December 31, 2022, the Company had accrued $1.5 million and $0.5 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
Note 14. Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	September 30, 2023	December 31, 2022
Notes due in 2026
Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(1,203)	(1,553)
Carrying Value	$67,922	$67,572

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(6,016)	(6,908)
Carrying Value	$233,984	$233,092

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(3,777)	(4,205)
Carrying Value	$116,223	$115,795

Convertible notes, net	$418,129	$416,459

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
The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchaser fees.
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

Issuance of convertible notes due in 2029
In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchaser fees.
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

The 2026 Notes Exchange was accounted for as an extinguishment of debt. The Company recorded the difference between the proceeds paid and the carrying amount of the debt as an extinguishment loss, with a corresponding entry to common stock and Additional-paid-in capital for the issuance of the shares at the then-trading price of $41.31 per share. The table below presents the components of the Loss on debt extinguishment recorded in the Company's condensed consolidated statements of operations in the three months ended September 30, 2022 (amounts in thousands, except share and per share amounts):

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
The circumstances described in the bullets of the paragraph above were not met during the third quarter of 2023. As of September 30, 2023, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2023, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the 2026 Notes was approximately $49.1 million as of September 30, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets in the paragraph above were not met during the third quarter of 2023. As of September 30, 2023, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2023, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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

The estimated fair value of the 2028 Notes was approximately $143.9 million as of September 30, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets of the paragraph above were not met during the third quarter of 2023. As of September 30, 2023, the 2029 Notes are not convertible. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2023, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.

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

The estimated fair value of the 2029 Notes was approximately $69.4 million as of September 30, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

Certain Covenants for the Convertible Notes

Pursuant to the terms of the indentures that govern the Convertible Notes, the Company is required to file with U.S. Bank Trust Company, National Association (the “Trustee”), as trustee under each of the indentures governing the Convertible Notes, within 15 days after the same are required to be filed with the SEC (giving effect to any grace period provided by Rule 12b-25 under the Exchange Act), copies of any annual report on Form 10-K or quarterly reports on Form 10-Q that the Company is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act. To the extent the Company elects, the sole remedy for an event of default under the indenture governing a series of Convertible Notes relating to its failure to comply with this obligation (which shall occur upon failure by the Company for 60 days after receipt of written notice from the Trustee or the holders of 25% in aggregate principal amount the Convertible Notes of such series to comply with this obligation) shall, for the first 360 days after the occurrence of such an event of default, consist exclusively of the right for the holders of Convertible Notes of such series to receive additional interest on their Convertible Notes at a rate equal to (i) 0.25% per year for each day during the first 180 days after the occurrence and during the continuance of such event of default and (ii) 0.50% per year for each day from, and including, the 181st day to, but excluding, the 360th day after the occurrence and during the continuance of such event of default. On the 361st day after such event of default, if not previously cured or waived, the Convertible Notes of the applicable series shall be subject to acceleration pursuant to the terms of the indenture governing the Convertible Notes of such series. In the event the Company does not elect to pay additional interest on a series of Convertible Notes prior to the occurrence of an event of default relating to the Company’s failure to comply with this obligation, or the Company elects to make such payment but does not pay the additional interest on such Convertible Notes when due, the Convertible Notes of such series shall be immediately subject to acceleration at the election of either the Trustee or the holders of at least 25% in aggregate principal amount of the Convertible Notes of such series.

Additionally, if at any time during the six-month period beginning on, and including, the date that is six months after the last date of original issuance of a series of Convertible Notes, the Company fails to timely file any document or report that it is required to file with the SEC pursuant to Section 13 or 15(d) of the Exchange Act, as applicable (after giving effect to all applicable grace period thereunder and other than reports on Form 8-K), or the Convertible Notes of such series are not otherwise freely tradable pursuant to Rule 144 as promulgated under the Securities Act of 1933, as amended, the Company shall pay additional interest on such Convertible Notes at a rate of 0.50% per year for each day during such period for which the Company’s failure to file has occurred and is continuing or such Convertible Notes are not otherwise freely tradable pursuant to Rule 144. Additional interest pursuant to the foregoing accrued on the outstanding principal amount of the 2029 Notes from November 24, 2023 to the one-year anniversary of the last date of original issuance of the 2029 Notes on December 12, 2023 was not material.

The Convertible Notes contain additional customary operating covenants, which include restrictions on the Company’s ability to undergo a merger or consolidation transaction, or transfer or lease substantially all of the consolidated properties and assets of the Company. The Convertible Notes do not contain any financial covenants or restrictions on the payment of dividends, the issuance of other indebtedness or the issuance or repurchase of securities by the Company.

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
Debt Issuance Cost
The issuance costs related to the Convertible Notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible Notes. The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. The effective interest rates on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the three and nine month periods ended September 30, 2023 including the amortization of debt issuance cost, totaled approximately $3.5 million and $10.5 million, respectively. Interest expense for the three and nine month periods ended September 30, 2022, including the amortization of debt issuance cost, totaled approximately $2.1 million and $4.6 million, respectively.
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
The Loan and Security Agreement with Silicon Valley Bank contains customary affirmative covenants, such as financial statement reporting requirements and delivery of borrowing base certificates, as well as customary covenants that restrict the Company’s ability to, among other things, incur additional indebtedness, sell certain assets, guarantee obligations of third parties, declare dividends, or make certain distributions, and undergo a merger or consolidation or certain other transactions. The Loan and Security Agreement also contains certain financial covenants, but it is only applicable if the Company has an outstanding balance under the loan facility.
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
As of September 30, 2023, the Company had not drawn on the loan facility and the Company is in compliance with all financial covenants.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Dollars in thousands)		(Dollars in thousands)
Net revenue
Cutera Core	$42,589	$61,653	$150,409	$183,755
AviClear	3,889	1,155	12,420	1,291
Total net revenue	$46,478	$62,808	$162,829	$185,046

Segment loss
Cutera Core	(22,643)	5,953	(40,485)	16,174
AviClear	(6,105)	(7,906)	(19,057)	(23,568)
Total segment loss	(28,748)	(1,953)	(59,542)	(7,394)
Items not allocated to segments
Stock-based compensation	(1,616)	(4,245)	(6,552)	(13,021)
ERP implementation costs	(1,457)	(1,351)	(2,745)	(7,712)
Depreciation and amortization	(4,732)	(1,195)	(12,310)	(3,342)
Board of Directors legal and advisory fee	(2,030)	—	(9,739)	—
Retention plan costs	(1,366)	—	(4,338)	—
Legal fees, severance, and other	(998)	(689)	(3,485)	(1,185)
Consolidated loss from operations	(40,947)	(9,433)	(98,711)	(32,654)
Interest and other expense, net	(3,160)	(1,874)	(6,124)	(41,024)
Consolidated loss before income taxes	$(44,107)	$(11,307)	$(104,835)	$(73,678)

			Nine Months Ended September 30,
Capital spending			2023	2022
Cutera Core			$267	$1,053
AviClear			30,375	13,054
Total segment capital spending			$30,642	$14,107
Corporate			—	—
Total capital spending			$30,642	$14,107

Total assets			September 30, 2023	December 31, 2022
Cutera Core			$132,587	$154,978
AviClear			78,517	47,406
Total segment assets			$211,104	$202,384
Corporate			195,529	318,604
Total assets			$406,633	$520,988

The following table presents a summary of revenue by geography and product category for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue mix by geography:
United States	$21,526	$28,074	$69,630	$79,290
Japan	11,529	15,263	37,247	47,940
Asia, excluding Japan	3,440	6,166	14,494	14,881
Europe	3,864	4,711	14,477	14,827
Rest of the World	6,119	8,594	26,981	28,108
Total consolidated revenue	$46,478	$62,808	$162,829	$185,046
Revenue mix by product category:
Systems	$26,277	$40,985	$97,490	$121,152
AviClear	3,889	1,155	12,420	1,291
Consumables	3,682	4,964	11,680	14,029
Skincare	7,141	9,436	24,695	30,723
Total product revenue	40,989	56,540	146,285	167,195
Service	5,489	6,268	16,544	17,851
Total consolidated revenue	$46,478	$62,808	$162,829	$185,046
In the fourth quarter of fiscal year ending December 31, 2023, the Company determined a realignment of its operating segments to further drive its long-term strategic objectives. Management reorganized its management reporting structure and began to manage its operations under one segment structure. The Company reassessed its reportable segments in the fourth quarter of fiscal year 2023 and determined a change in its reportable segments was needed to align with its management reporting structure. The Company will report one consolidated reportable segment beginning the fourth quarter of fiscal year ending December 31, 2023.
Note 16. Subsequent Events
New warehouse facility
On January 16, 2024, the Company entered into a thirty-seven-month lease agreement. The lease is for 53,000 square feet of warehouse space in Hayward, California. This space was leased to consolidate current inventory locations in Northern California. The term of the lease expires on February 28, 2027, and requires total payments over the lease term of approximately $2.5 million.
Change in classification of AviClear parts and devices not placed in service
In November 2023, the Company introduced a new business model for AviClear, providing for the purchase of the device upfront, with a corresponding reduction in ongoing treatment costs. From the FDA approval in April 2022 through October 2023, AviClear devices were leased to customers, and parts and devices not yet placed in service were recorded as property and equipment on the condensed consolidated balance sheet. These were further categorized as assets under construction in Note 5. Balance Sheet Details to the condensed consolidated financial statements. As a result of the new business model, the Company has determined that AviClear parts and devices not currently leased will be classified as inventories at December 31, 2023. AviClear devices currently leased will continue to be classified as property and equipment on the condensed consolidated balance sheet. The Company is currently evaluating the potential impact on the carrying value of parts and devices resulting from the reclassification from property and equipment to inventories. As of September 30, 2023, the balances of AviClear assets under construction and AviClear devices, net of accumulated depreciation, were $28.5 million and $36.6 million, respectively.
Termination of skincare distribution agreement
On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a Business Transfer and Termination Agreement (the “Termination Agreement”) with ZO USA and its Japanese subsidiary, ZO Skin Health GK (“ZO Japan” and together with ZO USA and their affiliates, “ZO”), which, among other things, (i) terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately, (ii) provides for the orderly transition of the distribution of ZO products to ZO, (iii) transfers certain Company employees dedicated to the distribution of ZO products to ZO, (iv) transfers certain customer contracts related to ZO products from the Company to ZO and (v) transfers certain inventory and assets related to the distribution of ZO products from the Company to ZO. The Termination Agreement requires ZO to pay the Company $5.75 million within three business days of the execution of the Termination Agreement and make a second payment of $5.75 million, less any offsets under the Termination Agreement (including, but not limited to, 42.2% of the Company’s net revenue for sales of ZO products under the Distribution Agreement between January 1, 2024 and February 28, 2024), upon the earlier of (a) the completion the transition of regulatory and distribution activities such that ZO is able to fulfill product orders by customers in Japan, as determined by ZO and the Company, and (b) June 14, 2024.
In the nine months ended September 30, 2023, and 2022, revenue from the distribution of skincare products was $24.7 million and $30.7 million, respectively, representing 15% and 17% of the Company’s consolidated revenue, respectively.
Non-renewal of manufacturing service agreement
In November 2023, the Company communicated its intention not to renew its existing manufacturing service agreement (“Manufacturing Service Agreement”) with Jabil Inc. (“Jabil”), a third-party manufacturing provider that manufactures excel V+ and AviClear devices for the Company. As a result of the termination, the Company estimated that it would have an obligation to purchase unshipped inventory from Jabil. The Company subsequently received claims from Jabil related to other amounts associated with the termination and entered into settlement discussions with Jabil.
On February 28, 2024, the Company and Jabil signed a settlement agreement (“Settlement Agreement”) for the non-renewal of the Manufacturing Service Agreement. The Settlement Agreement provided for a payment by Cutera to Jabil of $19.5 million, to be offset by $1.3 million in amounts owed by Jabil. The $19.5 million payment to Jabil relates to the Company's receipt of $13.5 million of inventories and $0.3 million of equipment and the payment of $5.7 million as compensation for expenses either previously incurred by Jabil or associated with the non-renewal of the Manufacturing Services Agreement. The Company will also write off approximately $1.1 million of costs that were capitalized during the manufacturing service agreement period.

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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of September 30, 2023.
Executive Summary
Company Description
The Company develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer safe and effective treatments to their customers. In addition, the Company distributes third-party manufactured skincare products and the Secret systems and consumables. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems.
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
Products and Services
The Company derives revenue from the sale of products and services. Product revenue includes revenue from the sale of systems, hand pieces and upgrade of systems (collectively “Systems” revenue), leasing of AviClear devices for acne treatment ("AviClear" revenue), replacement hand pieces, truSculpt cycle refills, and truFlex cycle refills, as well as single use disposable tips applicable to third-party manufactured Secret RF systems (“Consumables” revenue), and the sale of third-party manufactured skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) an energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece such as with the Company’s Pearl and Pearl Fractional applications instead of within the console.
The Company currently markets the following key platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo. These platforms enable medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions.
The Secret systems are manufactured by Ilooda Co. Ltd. (“Ilooda”), and Company is the exclusive distributor for all systems sold in the United States, Canada, the United Kingdom; the exclusive distributor for certain systems in France, and Spain; and the non-exclusive distributor for systems sold in Austria and Germany.
Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems whenever they choose and provides the Company with a source of additional Systems revenue.
Skincare revenue relates to the distribution of ZO Skin Health, Inc's. ("ZO") skincare products in Japan. The skincare products are purchased from a third-party manufacturer and sold to medical offices and licensed physicians. The Company acts as the principal in this arrangement, as the Company determines the price to charge customers for the skincare products and controls the products before they are transferred to the customer. On February 28, 2024, the Company entered into a Business Transfer and Termination Agreement with ZO, which, among other things, terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately. Refer to Note 16. Subsequent Events.
Service includes prepaid service contracts, and labor, time and material on out-of-warranty products.
Significant Business Trends
The Company believes that the ability to grow revenue will be primarily impacted by the following:
•capturing market share in the acne space with AviClear;
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
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended September 30, 2023. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill.
In March 2023, Serendia, LLC (“Serendia”), filed patent infringement complaints against the Company with the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro systems, which the Company distributes in the U.S. on behalf of ILOODA Co. Ltd., a Korean company. The Delaware matter has been stayed pending the ITC matter, which the Company expects to be ruled upon in the second half of 2024. If the Company is held liable for patent infringement and is unable to secure a license to the patents or re-design the allegedly infringing products, the Company may be subject to monetary damages and/or an injunction prohibiting the applicable products from being imported into the United States. The manufacturer of these products, ILOODA Co. Ltd., is obligated to defend the Company against these claims and, as a result, the Company has not incurred significant external legal costs. The Company is defending against these claims vigorously. Given the inherent uncertainties of litigation, the Company cannot guarantee that it will not be held liable for infringing one or more claims of Serendia patents. If the Company is held liable for infringement, it may be subject to monetary damages and/or an injunction prohibiting the importation or sale of the applicable products in the United States.
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
The issuance costs related to the Convertible Notes are presented in the balance sheet as a direct deduction from the carrying amount of the Convertible Notes. See Note 14. Debt of the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenue	100%	100%	100%	100%
Cost of revenue	86%	45%	67%	45%
Gross margin	14%	55%	33%	55%

Operating expenses:
Sales and marketing	56%	42%	54%	42%
Research and development	10%	10%	10%	11%
General and administrative	37%	17%	29%	19%
Total operating expenses	102%	70%	94%	72%

Loss from operations	(88)%	(15)%	(61)%	(18)%
Amortization of debt issuance costs	(1)%	(1)%	(1)%	—%
Interest on convertible notes	(6)%	(3)%	(5)%	(2)%
Other expense, net	(4)%	(1)%	(2)%	(2)%
Loss before income taxes	(95)%	(18)%	(64)%	(40)%

Income tax benefit	—%	1%	—%	—%
Net loss	(95)%	(19)%	(65)%	(40)%
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
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 10% and 7% of the Company’s total revenue for the nine months ended September 30, 2023 and 2022, respectively. Revenue recognized over time relates to revenue from the

Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.
Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	% Change	2022	2023	% Change	2022
Revenue mix by geography:
North America	$24,855	(25)%	$33,258	$84,494	(10)%	$94,350
Japan	11,529	(24)%	15,263	37,247	(22)%	47,940
Rest of World	10,094	(29)%	14,287	41,088	(4)%	42,756
Consolidated total revenue	$46,478	(26)%	$62,808	$162,829	(12)%	$185,046

North America as a percentage of total revenue	53%		53%	52%		51%
Japan as a percentage of total revenue	25%		24%	23%		26%
Rest of World as a percentage of total revenue	22%		23%	25%		23%

Revenue mix by product category:
Systems - North America	$15,670	(38)%	$25,359	$55,873	(24)%	$73,298
Systems - Rest of World (including Japan)	10,607	(32)%	15,626	41,617	(13)%	47,854
Total Systems	26,277	(36)%	40,985	97,490	(20)%	121,152
AviClear	3,889	237%	1,155	12,420	862%	1,291
Consumables	3,682	(26)%	4,964	11,680	(17)%	14,029
Skincare	7,141	(24)%	9,436	24,695	(20)%	30,723
Total Products	40,989	(28)%	56,540	146,285	(13)%	167,195
Service	5,489	(12)%	6,268	16,544	(7)%	17,851
Total Net Revenue	$46,478	(26)%	$62,808	$162,829	(12)%	$185,046
The Company’s total net revenue decreased by $16.3 million, or 26%, in the three months ended September 30, 2023, compared to the same period in 2022. This decrease was primarily driven by Systems revenue, partially offset by AviClear revenue. In March 2022, the Company received FDA clearance for the AviClear treatment device and began limited commercial release in April 2022.
The Company's total net revenue decreased by $22.2 million, or 12%, in the nine months ended September 30, 2023, compared to the same period in 2022. This decrease in the nine-month comparison was primarily driven by Systems revenue and a decline in Japanese Skincare revenue, partially offset by AviClear revenue.
Revenue by Geography
The Company’s North America revenue decreased by $8.4 million, or 25%, and decreased by $9.9 million, or 10%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decreases in the three and nine-month comparisons was primarily driven by a decline in Systems revenue, partially offset by AviClear revenue.
Revenue in Japan decreased by $3.7 million, or 24%, in the three months ended September 30, 2023, compared to the same period in 2022, due to a decrease in Skincare revenue and Systems revenue. Revenue in Japan decreased by $10.7 million, or 22% in nine months ended September 30, 2023, compared to the same period in 2022, due to a decrease in Skincare revenue and Systems revenue.
The Company’s Rest of World revenue decreased by $4.2 million, or 29%, in the three months ended September 30, 2023, compared to the same period in 2022. The Company’s Rest of World revenue decreased by $1.7 million, or 4%, in the nine months ended September 30, 2023, compared to the same period in 2022 driven by declining System sales in global distributor markets and Australia.

Revenue by Product Type
Systems Revenue
Systems revenue in North America decreased by $9.7 million, or 38%, in the three months ended September 30, 2023, compared to the same period in 2022, due mainly to a decrease in unit volumes. In the nine months ended September 30, 2023, the decrease in systems revenue of $17.4 million, or 24%, was due to a decrease in both unit volumes and average selling prices (“ASPs”).
System revenue in the Rest of the World (including Japan) decreased by $5.0 million, or 32%, and $6.2 million, or 13%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in revenue in the three and nine months ended September 30, 2023 reflects a decrease in Systems revenue in global distributor markets and Japan, which was partially offset by increased revenue in Europe.
AviClear Revenue
The AviClear revenue in the three months ended September 30, 2023, consisted of $1.3 million of lease revenue related to the fixed annual license fees and $2.6 million in revenue related to treatments performed by the lessee.
The AviClear revenue in the nine months ended September 30, 2023, consisted of $3.9 million of lease revenue related to the fixed annual license fees and $8.5 million in revenue related to treatments performed by the lessee.
AviClear received FDA approval in March 2022 and was available in a limited commercial capacity in the U.S. through the quarter ended September 30, 2022, and was fully commercially launched in the quarter ended December 31, 2022.
Consumables Revenue
Consumables revenue decreased by $1.3 million, or 26%, and $2.3 million, or 17%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. The decrease in revenue in the three and nine-month periods reflects an increase in sales promotion activity in 2022 that resulted in an increase in Consumable revenue.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $2.3 million, or 24%, and $6.0 million, or 20%, in the three and nine-month periods ended September 30, 2023, respectively, compared to the same periods in 2022. The weakening of the Japanese Yen had an impact of $0.4 million and $2.4 million in the three and nine months ended September 20, 2023, respectively, compared to the same periods in 2022. The decline also reflects increased competition from alternative skincare products. On February 28, 2024, the Company entered into a Business Transfer and Termination Agreement with ZO, which, among other things, terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately. Refer to Note. 16, Subsequent Events.
Service Revenue
The Company’s Service revenue decreased by $0.8 million, or 12%, and decreased by $1.3 million, or 7%, in the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022. This decrease in the three-month comparison is due to the decrease in service contracts, and support and maintenance services, and in the nine-month comparison is primarily due to decreased sales of service contracts.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Gross profit	$6,457	$34,248	$(27,791)	$54,172	$101,080	$(46,908)
As a percentage of total net revenue	13.9%	54.5%	(40.6)%	33.3%	54.6%	(21.4)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, depreciation on AviClear devices, amortization of capitalized AviClear device mobilization costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended September 30, 2023, was 13.9% compared to 54.5% in the same period in 2022. This 40.6 percentage point decrease in gross profit in the three-month comparison mainly reflects the following factors:

•In April 2022, the Company began leasing the AviClear device. Depreciation expense on installed AviClear devices and amortization expense on capitalized lease installment costs adversely impacted the Company’s gross margin rate by 3.0 percentage points;
•Geographic and product revenue mix and the decline in revenue adversely impacted the Company’s gross margin rate by 5.7 percentage points;
•Increases in cost and inventory write-off in the Company’s Skincare business adversely impacted the Company’s gross margin by 2.7 percentage points;
•Increases in service parts and cost increases in parts, freight, and warehouse adversely impacted the Company’s gross margin rate by 2.6 percentage points;
•Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 10.3 percentage points; and
•Increases in costs, lower cost absorption attributable to lower production and inventory write-offs impacted the Company’s gross margin rate by 16.3 percentage points.
Gross profit as a percentage of revenue for the nine months ended September 30, 2023, was 33.3% compared to 54.6% in the same period in 2022. This 21.4 percentage point decrease in gross profit in the nine-month comparison mainly reflects the following factors:

•In April 2022, the Company began leasing the AviClear device. Depreciation expense on installed AviClear devices and amortization expense on capitalized lease installment costs adversely impacted the Company’s gross margin rate by 2.3 percentage points;
•Geographic and product revenue mix and increased pressure on ASPs adversely impacted the Company’s gross margin rate by 4.2 percentage points in the nine-month comparison;
•Weakening foreign currencies adversely impacted the Company’s gross margin rate by 1.3 percentage points in the nine-month comparison. This was primarily a result of the Company’s Skincare revenue being denominated in Japanese Yen and costs being dominated in U.S. Dollars;
•Increases in the Company's reserve for excess inventory parts adversely impacted the Company's gross margin by 3.4 percentage points; and
•Increases in costs, lower cost absorption attributable to lower production and inventory write-off's impacted the Company’s gross margin rate by 10.2 percentage points.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Sales and Marketing	$25,808	$26,488	$(680)	$88,591	$78,433	$10,158
As a percentage of total net revenue	55.5%	42.2%	13.3%	54.4%	42.4%	12.0%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.
Sales and marketing expenses for the three months ended September 30, 2023, decreased $0.7 million, compared to the same period in 2022. This decrease was primarily attributable to a $1.0 million decrease in stock-based compensation expense.
Sales and marketing expenses for the nine months ended September 30, 2023, increased $10.2 million, compared to the same period in 2022. This increase reflects headcount growth related to the promotion and sale of AviClear, such as payroll-related costs and commission expense, which increased $3.8 million. Also contributing to the increase in sales and marketing expenses was an increase in promotional and marketing activities and consulting services of $1.8 million and $3.1 million, respectively.
Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Research and development	$4,592	$6,389	$(1,797)	$16,844	$19,747	$(2,903)
As a percentage of total net revenue	9.9%	10.2%	(0.3)%	10.3%	10.7%	(0.4)%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $1.8 million and $2.9 million in the three and nine-month comparisons, respectively. These decreases reflect a decrease in stock-based compensation expense of $0.6 million and $1.6 million in the three and nine-month comparisons, respectively. Additionally, the decrease was further attributable to the decrease in outside consultancy services utilized by the Company.
General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
General and administrative	$17,004	$10,804	$6,200	$47,448	$35,554	$11,894
As a percentage of total net revenue	36.6%	17.2%	19.4%	29.1%	19.2%	9.9%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses.
G&A expenses for the three months ended September 30, 2023, increased $6.2 million, compared to the same period in 2022. This increase reflected an increase in professional fees of $2.4 million and an expense of $2.5 million associated with an increase in the Company's allowance for credit losses.
G&A expenses for the nine months ended September 30, 2023, increased $11.9 million, compared to the same period in 2022. This increase was primarily due to an $8.8 million increase in legal and advisory expenses incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders. Expense associated with an increase in the Company's allowance for credit losses resulted in an increase in expense of $5.4 million. These increases were partially offset by a decrease in stock-based compensation expense of $3.3 million primarily resulting from the departure of several executives and Board directors in the three months ended June 30, 2023, which resulted in a reversal of previously-recorded stock-based compensation expense related to forfeited awards.
Interest and Other Expense, Net
Interest and other expense, net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Amortization of debt issuance costs	$(561)	$(400)	$(161)	$(1,670)	$(917)	$(753)
Interest on convertible notes	(2,939)	(1,739)	(1,200)	(8,836)	(3,666)	(5,170)
Loss on extinguishment of convertible notes	—	—	—	—	(34,423)	34,423
Interest income (expense), net	2,288	1,141	1,147	6,946	1,536	5,410
Other expense, net	(1,948)	(876)	(1,072)	(2,564)	(3,554)	990
Interest and other expense, net	$(3,160)	$(1,874)	$(1,286)	$(6,124)	$(41,024)	$34,900

Interest and other expense, net, decreased $1.3 million and $34.9 million for the three and nine months ended September 30, 2023, respectively, compared to the same periods in 2022.

The issuance of the 2028 Notes and 2029 Notes in May 2022 and December 2022, respectively, resulted in an increase in interest income due to the increase in the Company's cash and marketable investments, and an increase in convertible note interest expense.

Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Change	2023	2022	Change
Income tax expense	$167	$827	$(660)	$765	$874	$(109)
The Company's income tax expense was $0.2 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, compared to a $0.8 million expense and $0.9 million expense for the same periods in 2022.
Segment Results of Operations

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
Revenue	$42,589	$3,889	$46,478	$61,653	$1,155	$62,808

Segment loss	$(22,643)	$(6,105)	$(28,748)	$5,953	$(7,906)	$(1,953)

Loss from operations	$(30,954)	$(9,993)	$(40,947)	$(850)	$(8,583)	$(9,433)
Interest and other income (expense), net			(3,160)			(1,874)
Loss before income taxes			$(44,107)			$(11,307)

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(Dollars in thousands)	Cutera Core	AviClear	Total	Cutera Core	AviClear	Total
Revenue	$150,409	$12,420	$162,829	$183,755	$1,291	$185,046

Segment loss	$(40,485)	$(19,057)	$(59,542)	$16,174	$(23,568)	$(7,394)

Loss from operations	$(69,308)	$(29,403)	(98,711)	$(7,602)	$(25,052)	$(32,654)
Interest and other income (expense), net			(6,124)			(41,024)
Loss before income taxes			$(104,835)			$(73,678)

Cutera Core
The Cutera Core reportable segment consists of the Company’s systems, consumables, skincare, and service businesses. The Cutera Core segment develops, distributes and manufactures energy-based systems for medical practitioners in addition to distributing third-party manufactured skincare products in Japan. The installed base of systems provides opportunities for the segment to earn revenues through service contracts, consumables, and replacement hand pieces.
Three months ended September 30, 2023, compared to three months ended September 30, 2022
The Cutera Core segment’s revenue decreased by $19.1 million in the three months ended September 30, 2023, compared to the three months ended September 30, 2022. This decrease reflected a decrease in system sales of $14.7 million due to ASP and unit volume decreases, and a decrease in Consumables and Skincare revenue of $1.3 million and $2.3 million, respectively.
The Cutera Core segment recorded a segment loss of $22.6 million in the three months ended September 30, 2023, compared to segment income from operations of $6.0 million in the three months ended September 30, 2022. This $28.6 million adverse change mainly reflects a decrease in gross margin contribution of $26.2 million and an increase in credit loss expense of $4.0 million. The decrease in gross margin contribution reflects geographic revenue mix, primarily lower North American volume sales and higher foreign distributor sales, an increase in the Company's reserve for excess inventory parts, and cost increases in parts.
The Cutera Core segment recorded a segment loss from operations of $31.0 million in the three months ended September 30, 2023, compared to a loss from operations of $0.9 million in the three months ended September 30, 2022. This $30.1 million adverse change is $1.5 million greater than the $28.6 million adverse change in segment loss. This is due mainly to $2.0 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders, retention plan costs of $1.3 million, partially offset by a decrease in stock-based compensation expense of $2.4 million.
Nine months ended September 30, 2023, compared to nine months ended September 30, 2022
The Cutera Core segment’s revenue decreased by $33.3 million in the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. This adverse change mainly reflects a decrease in system sales of $23.6 million due to ASP and unit volume decreases, a decrease of $6.0 million in Skincare revenue due mainly to the weakening Japanese Yen and increased competition from alternative skincare products, and a $2.3 million decrease in Consumable revenue.
The Cutera Core segment recorded a segment loss of $40.5 million in the nine months ended September 30, 2023, compared to segment income of $16.2 million in the nine months ended September 30, 2022. This $56.7 million adverse change mainly reflects a decrease in gross margin contribution of $49.2 million, increases in credit loss expense of $5.4 million, and sales bonus expense of $3.7 million. The decrease in gross margin contribution reflects Geographic revenue mix, primarily lower North America volume sales and higher foreign distributor sales, an increase in the Company's reserve for excess inventory parts, the effects of a weakening Japanese Yen on the Company's Skincare business, and cost increases in manufacturing.
The Cutera Core segment recorded a segment loss from operations of $69.3 million in the nine months ended September 30, 2023, compared to a loss from operations of $7.6 million in the nine months ended September 30, 2022. This $61.7 million adverse change is $5.0 million greater than the $56.7 million adverse change in segment loss. This is due mainly to $9.7 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders, retention plan costs of $4.1 million, partially offset by a decrease in stock-based compensation expense of $6.2 million and a decrease in costs related to an ERP implementation.
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
Three months ended September 30, 2023, compared to three months ended September 30, 2022
In the three months ended September 30, 2023, the Company recorded $1.3 million in lease license fee revenue and $2.6 million in treatment revenue.
The AviClear segment recorded a segment loss of $6.1 million in the three months ended September 30, 2023, compared to a segment loss of $7.9 million in the three months ended September 30, 2022. This $1.8 million favorable change mainly reflects gross margin contribution on the $2.7 million increase in revenue recorded in the three months ended September 30, 2023.
The AviClear segment recorded a segment loss from operations of $10.0 million in the three months ended September 30, 2023, compared to a segment loss from operations of $8.6 million in the three months ended September 30, 2022. This $1.4 million adverse change represents a $3.2 million increase in expense compared to the $1.8 million favorable change in segment loss. This $3.2 million increase in expense was primarily attributable to the increase in depreciation and amortization expense, including contract acquisition cost amortization, of $3.4 million.
Nine months ended September 30, 2023, compared to nine months ended September 30, 2022
In the nine months ended September 30, 2023, the Company recorded $3.9 million in lease license fee revenue and $8.5 million in treatment revenue.
The AviClear segment recorded a segment loss of $19.1 million in the nine months ended September 30, 2023, compared to a segment loss of $23.6 million in the nine months ended September 30, 2022. This $4.5 million favorable change mainly reflects gross margin contribution on the $11.1 million increase in revenue in the nine months ended September 30, 2023.
The AviClear segment recorded a segment loss from operations of $29.4 million in the nine months ended September 30, 2023, compared to a loss from operations of $25.1 million in the nine months ended September 30, 2022. This $4.3 million adverse change represents a $8.9 million increase in expense compared to the $4.5 million favorable change in segment loss in the nine-

month comparison. This $8.9 million increase in expense was primarily attributable to the increase in depreciation and amortization expense, including contract acquisition cost amortization, of $9.0 million.
Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended September 30, 2023, was cash generated from net proceeds from the issuance of the Convertible Notes in March 2021, May 2022 and December 2022. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its cash requirements. The majority of the Company’s cash, cash equivalents, and investments are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of September 30, 2023 and December 31, 2022, the Company had $218.9 million and $345.4 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $137.8 million to $180.2 million as of September 30, 2023, from $318.0 million as of December 31, 2022, driven by net loss adjusted for non-cash items of $78.5 million, changes in assets and liabilities of $25.4 million and capital expenditures of $30.6 million.
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $44.3 million and $105.6 million for the three and nine months ended September 30, 2023, respectively. The Company also reported operating losses for the year ended December 31, 2022.
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023, restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives. There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.
The Company intends to continue to evaluate market conditions and may in the future pursue additional sources of funding to enhance its financial position and to execute on its business strategy. In addition, should prevailing economic, financial, business or other factors adversely affect its ability to meet its operating cash requirements, the Company could be required to obtain funding though the credit or capital markets. Any equity financing obtained by the Company would dilute existing stockholders and any debt financing could contain restrictive covenants, which would reduce management’s flexibility to run the Company’s business or present a risk of default. If the Company raises funds through collaborations or licensing arrangements, the Company may be required to relinquish significant rights to its technologies or products or grant licenses on terms that are not favorable to the Company. The Company cannot be certain that additional funds would be available to it on favorable terms when required, or at all.
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes the Company's cash and cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	September 30, 2023	December 31, 2022	Change
Cash and cash equivalents	$179,516	$145,924	$33,592
Restricted cash	700	700	—
Marketable investments	—	171,390	(171,390)
Total	$180,216	$318,014	$(137,798)

Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
Net cash flow provided by (used in):
Operating activities	$(103,866)	$(49,968)
Investing activities	139,794	(219,389)
Financing activities	(2,336)	151,073
Net increase (decrease) in cash and cash equivalents	$33,592	$(118,284)
Cash Flows from Operating Activities
During the nine months ended September 30, 2023, net cash used in operating activities resulted in $103.9 million, which comprised net loss adjusted for non-cash items of $78.5 million, which was primarily influenced by the factors noted in the preceding Result of Operations section indicating a deteriorated bottom line in comparison to the nine months ended September 30, 2023. The net cash used in operating activities were further adjusted by the changes in assets and liabilities of $25.4 million. The change in the Company's working capital primarily resulted from an increase in accounts receivable and decreases in accounts payable and accrued liabilities, reflecting proactive measures by the Company's management to settle payables and obligations.
Cash Flows from Investing Activities
Net cash provided by investing activities was $139.8 million in the nine months ended September 30, 2023, which was attributable to the net sale of marketable investments of $170.4 million, partially offset by an $30.6 million increase in the AviClear device and assets under construction balances.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.3 million in the nine months ended September 30, 2023, which was primarily due to taxes paid related to net share settlement of equity awards.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $179.5 million as of September 30, 2023. For the three months ended September 30, 2023, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Convertible Notes in March 2021, May 2022, and December 2022. The Company has reported operating losses in recent quarters and intends to use its remaining cash resources to develop plans and take proactive steps to grow revenue and enhance its operations as further explained in the preceding Liquidity and Capital Resources section.
The Company believes that the existing cash and cash equivalents will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months from the date the financial statements are issued.
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchaser fees.
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

In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchaser fees.
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
As of September 30, 2023, the Company had not drawn on the SVB Revolving Line of Credit and the Company is in compliance with all financial covenants.
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
The Company has outstanding the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028, and the 4.00% Convertible Senior Notes due 2029. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, ending on September 30, 2022, in the case of the 2028 Notes, and ending on March 31, 2023, in the case of the 2029 Notes, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for any of the Company’s Convertible Notes in the three months ended September 30, 2023. Upon any future conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
As of September 30, 2023, the Company had not drawn on the Original Revolving Line of Credit, as amended. Overall interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 8.5% as of September 30, 2023, and accordingly the Company may incur additional expenses if the Company has an outstanding balance on the line of credit and the Prime rate increases in future periods.
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
Management identified material weaknesses in the year ended December 31, 2022, over the Company’s internal controls over financial reporting. These material weaknesses are related to information technology general controls (“ITGCs”) including, segregation of duties, user access, and reports produced by certain IT systems that support the Company's financial reporting process including those related to the implementation of an ERP system; inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; and the completeness and accuracy of expense for routine and non-routine equity-based awards. Additionally, in fiscal year 2023, and in conjunction with the restatements, management identified an additional material weakness. Specifically, the Company failed to design, maintain and monitor a risk assessment program at a sufficiently precise level and therefore failed to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Consequently, the Company failed to timely implement new controls to respond to changes in the business and leadership. Although certain of these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that these deficiencies constitute material weaknesses.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2023, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the additional material weakness identified in fiscal year 2023. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q, for the three months ended September 30, 2023, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Remediation Plans
Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over ITGCs, inventory, equity and its risk assessment program over areas including but not limited to inventory, revenues and lease income, costs for leased devices, and certain key reports used in controls. The Company has added internal and external resources to its finance function to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts related to the material weaknesses but cannot estimate when these efforts will be completed.
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
•Provided training of standard operating procedures and internal controls to key stakeholders within the supply chain, logistics, and inventory process; and
•Enhanced existing management review controls related to inventory reconciliation, inventory in transit, inventories held by sales personnel, and key reports used in in the inventory count process. Evaluating the effectiveness of the current annual inventory count program and controls.
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
Changes in Internal Control over Financial Reporting
Except for the material weakness identified in 2023 and the remediation measures in connection with the material weaknesses described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 11 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023, and Note 13 to the Company's condensed consolidated financial statements entitled "Contingencies", in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2023.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on April 7, 2023 (the “Annual Report”), as amended on May 1, 2023, as supplemented by the additional Risk Factors included in the Company's Amended Quarterly Report for the period ended March 31, 2023, filed with the SEC on March 5, 2024, and the Company's Amended Quarterly Report for the period ended June 30, 2023, filed with the SEC on March 5, 2024, other than as noted below:
The Company has identified an additional material weakness in its internal control over financial reporting related to the design, maintenance and monitoring of a risk assessment program related to new and evolving risks, which could, if not remediated, result in material misstatements in the Company's financial statements.

The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. In addition to the material weaknesses disclosed in Item 9A of the Company’s Annual Report on Form 10-K filed with the SEC on April 7, 2023, as amended on May 1, 2023, and in conjunction with the restatements, management identified an additional material weakness. Specifically, the Company failed to design, maintain and monitor a risk assessment program at a sufficiently precise level and therefore failed to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Consequently, the Company failed to timely implement new controls to respond to changes in the business and leadership.

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

The Company has begun the process of designing and implementing effective internal control measures to improve its internal control over financial reporting and remediate the new material weakness identified. If these remedial measures are insufficient to address the material weakness, or if additional material weaknesses or significant deficiencies in the Company's internal control over financial reporting are discovered or occur in the future, the Company's condensed consolidated financial statements may contain material misstatements, and the Company could be required to restate its financial results. Additionally, if the Company is unable to successfully remediate the material weakness and is unable to produce accurate and timely financial statements, its stock price may be adversely affected.
The Company may need to raise additional capital to fund its operations.
Based on the Company's current plans, the Company believes that its current cash and cash equivalents and anticipated cash flow from operations will be sufficient to meet its anticipated cash requirements for at least the next twelve months. If the Company's available cash resources and cash flow from operations are insufficient to satisfy its liquidity requirements including because of lower demand for its products or the realization of other risks described in its Annual Report, the Company may be required to raise additional capital through the issuances of additional equity or convertible debt securities, enter into a credit facility or another form of third-party funding or seek other debt financing.
The various ways the Company could raise additional capital carry potential risks. If the Company raises funds by issuing equity securities, dilution to its stockholders would result. If the Company raises funds by issuing debt securities, those debt securities would have rights, preferences and privileges senior to those of holders of the Company's common stock. The terms of debt securities issued or borrowings pursuant to a credit agreement could impose significant restrictions on the Company's operations and present the risk of default. If the Company raises funds through collaborations or licensing arrangements, the

Company may be required to relinquish significant rights to its technologies or products or grant licenses on terms that are not favorable to the Company.
If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, if the Company requires it, the Company's ability to continue to pursue its business objectives and to respond to business opportunities, challenges, or unforeseen circumstances could be significantly limited, and could have a material adverse effect on the Company's business, financial condition, results of operations and prospects.

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