Form 10-K
period 2023-12-31
CUTERA INC
filed 2024-05-10
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

trademark

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by checkmark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s common stock, held by non-affiliates of the registrant as of June 30, 2023 (which is the last business day of registrant’s most recently completed second fiscal quarter) based upon the closing price of such stock on the NASDAQ Global Select Market on June 30, 2023, was approximately 301 million.
The number of shares of Registrant’s common stock issued and outstanding as of May 8, 2024 was 20,072,096.

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
Forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part I, Item 1A below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. The following discussion and analysis should be read in conjunction with and are qualified in their entirety by reference to the discussions included in Item 1A. Risk Factors, Item 7. Management’s Discussion & Analysis of Financial Condition and Results of Operations, and elsewhere in this Annual Report on Form 10-K.
In this Annual Report on Form 10-K, unless the context otherwise requires, references to the “Company,” “Cutera,” “we,” “us” and “the Company’s” refers to Cutera, Inc.

PART I
ITEM 1.    BUSINESS
In this Annual Report on Form 10-K, “Cutera,” “the Company,” “we,” “us,” and “the Company’s” refer to Cutera, Inc. and its consolidated subsidiaries.
Company Background
Cutera was formed in 1998 as a Delaware corporation and is a global provider of aesthetic and dermatology solutions for medical practitioners worldwide. The Company develops, manufactures, and markets energy-based product platforms for use by medical practitioners, enabling them to offer safe and effective treatments to their customers. The Company currently markets the following key platforms: AviClear, Enlighten SR, Enlighten 3, excel V/V+, excel HR, truSculpt ID, truFlex, Secret RF, Secret Pro, Secret DUO, and Xeo — each of which enables medical practitioners to perform safe and effective procedures, including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer a variety of applications, enabling practitioners to treat a broad patient demographic. Some of the Company's devices also offer multiple hand pieces offering customers the flexibility to upgrade their systems. The Company’s ongoing research and development activities primarily focus on developing new products and improving and enhancing the Company’s portfolio of existing products within dermatology and aesthetics. The Company also explores ways to expand the Company’s product offerings through alternative arrangements with other companies, such as distribution arrangements for third party developed products, as well as through mergers, acquisitions and investments. The Company introduced Secret RF in January 2018, enlighten SR in April 2018, truSculpt ID in July 2018, excel V+ in February 2019 and truFlex in June 2019, Secret PRO in July 2020, and a product extension of excel V+ during the fourth quarter of 2020. In 2021, the Company introduced truFlex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes. In March 2022, the Company received 510(k) clearance from the U.S. Food and Drug Administration for the AviClear acne treatment device (“AviClear”), the first FDA-cleared energy-based treatment of mild, moderate, and severe acne. The Company introduced AviClear commercially in April 2022. In September 2023, the Company introduced Secret DUO to further expand the Secret by Cutera portfolio. The Company plans on launching xeo+ in April 2024.
The Company’s trademarks include: “ACUTIP 500®,” “AVI™,” “AVICLEAR®,” “AVICOOL®,” “AVIANALYTICS™,” “CUCF®,” “CUTERA®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “GENESIS™,” “LASER GENESIS™,” “LIMELIGHT®,” “PICO GENESIS®,” “PICO TONING®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUSCULPT FLEX®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT ID®,” and “XEO®.” The Company’s logo and other Company trade names, trademarks, and service marks appearing in this document are the Company’s property. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trade names, trademarks and service marks referred to in this Annual Report on Form 10-K appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trade names, trademarks, and service marks.

A description of each of the Company’s devices and a summary of the features of the Company’s primary platforms are as follows:
•AviClear - In March 2022, AviClear was cleared by the United States (“U.S.”) Food and Drug Administration (“FDA”) for the treatment of mild, moderate, and severe inflammatory acne vulgaris. In June 2023, the FDA expanded the AviClear clearance to include the long-term treatment of mild, moderate, and severe inflammatory acne vulgaris. AviClear uses a 1726nm laser to significantly eliminate acne in three, 30-minute treatments. AviClear treats active acne by suppressing the sebaceous glands. AviClear was designed with the AviCool™ contact cooling technology that allows for a safe and comfortable treatment experience for patients. AviClear offers a long-term durable solution for all severities of acne.
•Secret PRO – In 2020, the Company expanded its distribution of the Secret PRO device. Secret PRO features two clinically proven technologies – RF microneedling and fractional CO2 – in one platform. Secret PRO utilizes fractional CO2 for skin resurfacing and radio frequency microneedling for skin revitalization. Both technologies provide practitioners the ability to tailor each treatment for a patient's individual skin concerns. Each modality can be performed separately or within the same treatment session. Each time a RF microneedling procedure is performed, the provider must use a new hand piece tip. The sale of the replacement tip results in recurring revenue.
•truFlex – In June 2019, the Company introduced the truFlex for the muscle-sculpting market. This product is a bio-electrical muscle stimulation device designed to strengthen, firm and tone the abdomen, buttocks and thighs. The truFlex delivers Multi-Direction Stimulation with truControl, inducing muscle hypertrophy and hyperplasia. Johari Digital Healthcare Ltd. (the Company’s contract manufacturing organization) received 510(k) clearance from the FDA for muscle conditioning in

2013. It is sold in the USA, Canada, Japan, Australia, certain Asia Pacific markets, and in select markets within the European Union (“EU”) and is expected to be sold to a broader international customer base upon required regulatory approvals. The truFlex includes consumable cycles and gel pads, truGels, that need to be "refilled" after a set number of treatments are performed, resulting in recurring revenue. In 2021, the company introduced truFlex+, a treatment mode that decreased the treatment time from approximately 45 minutes to 15 minutes.
•excel V/V+ – In February 2019, the Company introduced the excel V+, a new iteration of the excel V vascular platform originally introduced in 2011. excel V+, is a high-performance, vascular and benign pigmented lesion treatment platform explicitly designed for the market of dermatologists and plastic surgeons. The excel V+ has 50% more power than its predecessor and provides a greater range of parameters for faster, more customizable treatments. The excel V and excel V+ are solid-state laser platforms providing a combination of the 532 nanometers (“nm”) green laser with 1064 nm Nd:YAG technology to provide a single, compact and efficient system that treats the entire range of cosmetic vascular and benign pigmented lesion conditions. In Q4 of 2020, the Company introduced a product extension to its excel V+ platform, which included a new, 1 mm Dermastat hand piece and expanded specifications. The new excel V+, expanded treatment capabilities and provided dermatologists and aesthetic providers a higher level of precision and versatility for vascular and pigmented lesions. The excel V+ device includes Cutera’s signature Laser Genesis treatment, and introduced the ‘Green Genesis’ treatment – a micro-pulsed 532 treatment.
•truSculpt – In July 2018, the Company introduced a hands-free version of the Company’s truSculpt platform, the truSculpt ID, for the non-surgical body sculpting market. The name of this version of the platform was shortened to truSculpt in 2023. It includes consumable cycles and decals that need to be ordered by the practitioner after a set number of treatments are performed, resulting in recurring revenue. This product is a high-powered radio frequency (“RF”) system designed for circumferential reduction, lipolysis, and deep tissue heating and can treat all skin types. The truSculpt delivers targeted energy at 2 MHz, causing subcutaneous adipose tissue lipolysis. The Company received 510(k) clearance from the FDA for lipolysis of abdominal fat in 2018. Prior truSculpt platforms include the truSculpt 3D, a 2 MHz device for tissue heating and circumferential reduction of fat in the abdomen and flank, and the original truSculpt platform launched in August 2012 and delivered treatments at 1 MHz. In December 2016, the Company received 510(k) clearance from the FDA to market the truSculpt platform for the temporary reduction in circumference of the abdomen. The truSculpt 3D includes a consumable that needs to be “refilled” after a set number of treatments are performed, resulting in recurring revenue.
•Secret RF – In January 2018, the Company introduced a new fractional RF microneedling device that delivers heat into the deeper layers of the skin using controlled RF energy via microneedles. The targeted energy revitalizes the tissue, via hemostasis, and coagulation of the tissue, minimizing downtime. Each time a procedure is performed, the physician must use a new hand piece tip. The sale of the replacement tips result in recurring revenue. The Company is the distributor of Secret RF in North America, United Kingdom, and select markets in the EU.
•Enlighten SR/III – In December 2014, the Company introduced the enlighten laser platform with a dual wavelength (1064 nm + 532 nm). In December 2016, the Company introduced a three wavelength model (1064 nm + 532 nm + 670 nm), enlighten III. The enlighten system is a dual pulse duration (750 picoseconds, or “ps,” and two nanoseconds, or “ns”) laser system cleared for multi-colored tattoo removal and the treatment of benign pigmented lesions and acne scars. In 2018, the Company introduced an expanded performance enlighten III, and in April 2018, the Company introduced enlighten SR, a lighter version of enlighten with reduced optical performance. Clinical studies were conducted to support an FDA clearance in October 2018 for treatment of acne scars on patients with Fitzpatrick skin types II-V when used with the PICO Genesis FX Micro Lens Array (“MLA”) hand piece attachment.
•Excel HR – In June 2014, the Company introduced the excel HR platform, a premium hair removal solution for all skin types, combining the Company’s proven long-pulse 1064 nm Nd:YAG laser and a high-power 755 nm Alexandrite laser with sapphire contact cooling. The platform also has the capability to perform the Laser Genesis treatment.
•xeo – In 2003, the Company introduced the xeo platform, which combines intense pulsed light technology with laser applications in a single system. The xeo is a multi-application platform on which a customer can purchase hand piece applications for the removal of unwanted hair, treatment of vascular lesions, and skin revitalization by treating discoloration, fine lines, and laxity.
•Secret DUO – In September 2023, the Company expanded the Secret by Cutera portfolio with the addition of Secret DUO. The Secret DUO is comprised of two dual non-ablative fractional technologies, Secret Radio Frequency Microneedling with a 1540 nm erbium glass laser, all in one platform. Each modality can be used individually or in combination to target a variety of aesthetic concerns and skin conditions on all skin types with little to no downtime.
In addition to the above-mentioned primary systems, the Company historically generated revenue from the distribution of skincare products, which are manufactured by ZO Skin Health, Inc. (“ZO”), and were sold in the Japanese market. On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan.
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
•Wide Acceptance of Aesthetic Procedures and Increased Focus on Body Image and Appearance – According to the American Society for Dermatologic Surgery seven out of ten consumers were considering a cosmetic procedure in 2023 and the most bothersome cosmetic concerns for consumers were body image and skin texture.
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
Acne – Treatments for acne include over-the-counter ("OTC") and prescription topicals, washes, oral antibiotics, and oral isotretinoin. Acne affects an estimated 50 million Americans according to the American Academy of Dermatology. Previously, lasers have been used to treat acne albeit with varying levels of success. Few treatments have demonstrated a durable response, while new approaches like AviClear, which target the sebaceous gland, offer renewed promise for treating acne at its source.
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
The global tattoo removal market is projected to reach $219.0 million by 2026. According to market research, people tend to remove their tattoos due to career choices, social conditions, personal situations, and more, which have been the key drivers for the tattoo removal market. Despite the effectiveness of lasers for tattoo removal, common complaints concerning laser tattoo removal include a low rate of complete clearance (sometimes no better than 50% after several treatments) as well as the high number of treatments for satisfactory clearance (often 10 or more treatments spaced four to eight weeks apart). However, the latest generation of tattoo removal lasers produce picosecond pulse durations, (a trillionth of a second) and thereby, can meaningfully improve tattoo clearance and reduce the total number of treatments. The Company introduced the enlighten system, a dual pulse duration laser system, that was cleared for multi-colored tattoo removal.
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
Technology and Design of the Company’s Systems
The Company’s enlighten, excel V/V+, Secret PRO, Secret RF, Secret DUO, truSculpt, truFlex and xeo platforms provide the long-lasting benefits of laser and other energy-based aesthetic treatments. The Company’s technology allows for a wide variety of applications in a single system. Key features of the Company’s solutions include:
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
Business Strategy
The Company’s new vision is to be the premier provider of medical aesthetic technologies. The Company's mission is to improve lives through medical aesthetic technologies that are driven by science and powered through partnerships. To achieve these goals, the Company plans on executing a strategic plan encompassing the following opportunities:

•Operational Excellence – The Company experienced product reliability, parts, and inventory challenges in 2023 that affected its ability to meet expectations. The Company made leadership changes in 2023 and plans to return to historical standards for product reliability and service by mid-2024 and exceed those standards by the end of 2024.

•Launch of AviClear across all geographies – AviClear, is the first FDA-cleared energy-based device for the long-term treatment of mild, moderate, and severe acne. In the United States, there are an estimated 50 million acne sufferers and AviClear offers a novel approach from traditional prescription topical and systemic treatments. AviClear was launched in North America in 2022, on a lease model with a pay-per-patient fee charged to the medical provider. While this low barrier to entry model allowed quick uptake of over 1,200 devices to hit the market, it came at the expense of significant working capital. In addition, key customers, aesthetic dermatologists, have articulated a desire for a traditional ownership model. The Company paused new leases of AviClear in August 2023 to revamp its business model, establish a global go-to-market strategy, and enhance product reliability. AviClear was relaunched in the United States in November 2023 with a direct sales model and will execute a limited commercial release in early 2024 internationally, with a new capital and consumable model that mirrors other leading dermatologic franchises. This ensures alignment to customer preferences while minimizing cash burn and overall business complexity for Cutera. These changes are designed to allow AviClear to fully capitalize on the excitement in the marketplace.

•Profitable growth of the Company's core business – The Company’s robust portfolio and engineering prowess is one of its greatest strengths. Cutera sells and markets leading technologies across several main franchises such as enlighten, excel V+, excel HR, xeo, truBody, and Secret by Cutera. Cutera technologies treat many dermatological concerns on the face and body. A key strategic imperative in the future is to extract better margins, driving profitable growth of this core business. The Company believes that AviClear can act as a “hero product” and be a gateway for a patient or practice to begin a journey that best supports their lifetime journey of healthy skin utilizing Cutera devices.

Products
The Company’s enlighten, excel, AviClear, Secret, truSculpt, and xeo platforms allow for the delivery of laser light and/or RF energy for aesthetic applications from a single system. With the Company’s xeo platform, practitioners can purchase customized systems with a variety of the Company’s multi-technology applications. Each of the Company’s products consists of a control console and one or more hand pieces, depending on the model.

The following table lists the Company’s currently offered products. Each checked box represents the applications included in the product in the years noted.

Applications:						Skin Revitalization				Noninvasive Body Contouring*
System Platforms	Products	Year	Energy Source	Hair Removal	Vascular Lesions	BPL’s Dyschromia & Melasma	Texture, Lines and Wrinkles	Acne Scars	Tattoo Removal	Lipolysis*	Active Acne
xeo	Nd:YAG	2003	(a)	x	x		x
	ProWave 770	2005	(b)	x
	AcuTip 500	2005	(b)		x
	Titan XL	2006	(c)
	LimeLight	2006	(b)		x	x
	Pearl	2007	(d)			x	x
	Pearl Fractional	2008	(d)			x	x	x
	ProWave LX	2013	(b)	x
	excel V	2011	(e)	x	x	x	x				x
truSculpt		2012	(f)							x
	excel HR	2014	(g)	x	x	x					x
	enlighten(dual wavelength)	2014	(h)			x			x
	enlighten III (MLA)	2016	(i)			x	x	x	x
	Secret RF	2018	(j)				x**	x**
	truSculpt	2018	(f)							x*
	truFlex	2019	(f)							x*
	excel V+	2019	(e)	x	x	x	x
	Secret PRO	2020	(k)				x**	x**
	Secret DUO	2023	(l)				x**	x**
	AviClear	2022	(m)					x			x
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
(j)Radio frequency at 2 MHz mono-polar;
(k)Radio frequency at 2 MHz Bi-polar and CO2 laser;
(l)Radio frequency at 2 MHz Bi-polar and 1540 nm laser; and
(m)1726nm wavelength
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
** Via Hemostasis and Coagulation
Upgrades
The Company’s xeo, and truFlex products, are designed to allow customers to cost-effectively upgrade to the Company’s newest technologies or add applications to their system, each of which provides the Company with a source of additional revenue.
Extended Contract Services and Support
The Company offers post-warranty services to its customers through extended service contracts that cover parts and labor for terms of one to four years. The Company also offers support service on a time-and-materials basis for systems and detachable hand piece replacements. Revenue related to services performed on a time-and-materials basis is recognized when performed. These post-warranty services serve as additional sources of recurring revenue from the Company’s installed product base.
The Company’s products are engineered to enable quick and efficient service and support. There are several separate components of the Company’s products, each of which can be removed and replaced. The Company believes that quick and effective delivery of service is important to its customers. As of December 31, 2023, the Company had 56 Field Service employees.
In countries where the Company is represented by distribution partners, customers are serviced through the distributor. Distributors are generally provided warranty coverage for parts only, with labor customarily provided to the end customer by the distributor. The Company’s Titan, truSculpt 3D, truSculpt, and truFlex hand pieces generally include a warranty for a set number of shots or cycles, rather than for a period of time.
Training
Sales of systems to customers, except system sales through distributors, include training on the use of the system to be provided within 90 days of purchase. Additional training is available to customers and separately on www.mycutera.com. The Company recognizes revenue for training once the training has been provided.
Consumables (Other accessories)
The Company treats its customers' purchases of replacement cycles for truSculpt and truFlex, as well as replacement Titan and truSculpt 3D hand pieces, as consumable revenue. The Company's AviClear treatment fee revenue is also recorded as consumable revenue. Consumables provide the Company with a source of recurring revenue from existing customers. The Secret RF and Secret PRO products have single use disposable tips, which must be replaced after every treatment. Sales of these consumable tips further enhance the Company’s recurring revenue.
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
Hair Removal – The Company has two platforms, excel HR and xeo, which address hair removal for all skin types as well as hair thicknesses. The Company’s xeo platform allows practitioners to select between the 1064 nm mode for darker, course hair, and the ProWave LX hand piece designed to address finer, vellus hair. Contact cooling is present on both hand pieces for epidermal protection. excel HR employs both a 1064 nm Nd:YAG as well as a 755 nm Alexandrite for hair removal. Like the xeo, the 1064 nm wavelength addresses darker, course hair while the 755 nm wavelength is used for finer, lighter hair. Both wavelengths are transmitted through the same CoolView hand piece with spot sizes up to 18 mm for the 755 nm wavelength and up to 16 mm for the 1064 nm wavelength. The CoolView hand piece employs sapphire as a means of contact cooling – epidermal protection. Both platforms are cleared for treating all skin types.
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
The Company’s Secret RF and Secret PRO platforms feature Radio Frequency microneedling device that employs fractionated RF energy (2 MHz) delivered at different pre-programmed depths in the dermis to produce new collagen. The Secret devices come with four treatment tips: a 25-pin tip, both insulated and semi-insulated, and a semi-insulated 64-pin tip. The treatment has minimal side effects, negligible downtime and results in improved skin tone and texture as well as improvement in acne scars. Additionally, Secret PRO and Secret DUO offer laser therapies, where Secret PRO employs a CO2 laser for ablative fractional treatments and Secret DUO offers a 1540 nm laser for non-ablative fractional treatments.
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
Acne – The Company’s acne solution, AviClear, is a prescription-free, drug-free laser treatment that is safe for all skin types and tones and FDA-cleared for the long-term treatment of mild to severe acne. The device can provide lasting clearance without significant side effects in three 30-minute treatment sessions. Acne forms when sebum, the oily substance on skin, combines with dead skin cells and clogs pores. The Company’s treatment uses a 100-watt laser device with a 1726 nm wavelength to treat acne at the source by selectively targeting and damaging the sebaceous glands. Research has indicated that at 1726 nm, pure sebum absorbs twice as much energy as compared to water. AviClear selectively targets this exact frequency to damage the sebocytes and decrease sebum production. Additionally, AviClear is equipped with the AviCool™ sapphire skin cooling and smart sensory controls that cool the skin’s temperature during treatment for a more comfortable and safe experience. After an AviClear treatment, patients can resume activities immediately. In addition, patients will produce less oil, helping improve the acne, and experience shorter breakouts with fewer and less intense flare-ups. Acne clearance results are expected to continue to improve over time, demonstrating the long-term efficacy of this treatment.
Sales and Marketing
The Company markets, sells, and services the Company’s products through direct sales and service employees in North America, Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, Switzerland, the United Kingdom and Ireland. International sales and services outside of these direct markets are made through a network of distributors in over 37 countries, as well as a direct international sales force. The Company internally manages its U.S. and Canadian sales organization as one North American sales region.
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
The Company seeks to establish strong ongoing relationships with its customers through the ability to upgrade select products, sales of extended service contracts, hand piece refills and replacement disposable tips, ongoing training and support, and by distributing skincare products in Japan. The Company primarily targets its marketing efforts to practitioners through office visits, workshops, trade shows, webinars, trade journals, public relations and media placements. The Company also markets to potential patients through brochures, workshops, advertising, and its website. In addition, the Company offers clinical forums with recognized expert panelists to promote advanced treatment techniques using the Company’s products to further enhance customer loyalty and uncover new sales opportunities.
Competition
The industry in which the Company operates is subject to intense competition. The Company’s products compete against conventional non-energy-based treatments, such as electrolysis, Botox and collagen injections, chemical peels, microdermabrasion and sclerotherapy. The products also compete against laser and other energy-based products offered by other public companies, such as Abbvie (acquired Allergan and its division Zeltiq), Bausch Health (formerly Valeant Pharmaceuticals), InMode and Lutronic, as well as private companies, including Sisram (the parent company of Alma Lasers), Candela (formerly Syneron Candela, acquired in 2017 by an affiliate of private equity funds advised by Apax Partners), Sciton, BTL Industries, Accure Acne and several others. In late 2019, Clayton, Dubilier & Rice entered into an agreement under which its managed funds acquired Cynosure, LLC, a leader in medical aesthetics systems and technologies, from Hologic, Inc. Cynosure develops, manufactures, and markets medical aesthetic treatment systems for dermatologists, plastic surgeons, medical spas and other healthcare practitioners, with sales and distribution worldwide. In early 2020, the affiliated private equity funds of Baring Private Equity Asia completed the acquisition of Lumenis, a provider of specialty energy-based medical devices across the fields of aesthetics, urology, ophthalmology, ENT and gynecology, with an international presence. The Company also competes against NA-based distribution companies, including Cartessa Aesthetics, Reveal Lasers, and Aesthetic Management Partners (AMP).
Competition among providers of laser and other energy-based devices for the aesthetic market is characterized by extensive research and development efforts, and innovative technology. While the Company attempts to protect its products through patents and other intellectual property rights, there are few barriers to entry that would prevent new entrants or existing competitors from developing products that would compete directly with the Company. There are many companies, both public and private, that are developing devices that use both energy-based and alternative technologies. Some of these competitors have greater resources than the Company does or product applications for certain sub-markets in which the Company does not participate. Additional competitors may enter the market, and the Company is likely to compete with new companies in the future. To compete effectively, the Company must demonstrate that the Company’s products are attractive alternatives to other devices and treatments by differentiating the Company’s products on the basis of performance, brand name, service, price and physician return on investment. The Company has encountered, and expects to continue to encounter, potential customers who, due to existing relationships with the Company’s competitors, are committed to, or prefer, the products offered by these competitors. Competitive pressures may result in price reductions and reduced margins for the Company’s products.
Research and Development
The Company focuses its research and development efforts on innovation and improvement of products and services that align with its mission. The Company consistently strives to understand its customers’ expectations for total excellence. The Company accomplishes this through its commitment to continuous improvement in design, manufacturing, and service, which the Company believes provides for superior products and services to ensure on going customer satisfaction, trust and loyalty. The Company seeks to comply with all applicable domestic and international regulations to maintain the highest quality.
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
Patents and Proprietary Technology
The Company relies on a combination of patent, copyright, trademark and trade secret laws, and non-disclosure, confidentiality, and invention assignment agreements to protect the Company’s intellectual property rights. As of January 19, 2024, the Company had 30 issued and unexpired U.S. patents, 9 pending U.S. patent applications, and 14 pending international applications under the Patent Cooperation Treaty ("PCT") or other national or regional patent offices. The Company intends to file for additional patents and trademarks to continue to strengthen the Company’s intellectual property rights. Patents typically have a 20-year term from the application filing date. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect the Company’s technology or to provide the Company with a competitive advantage. The Company has also obtained certain trademarks and trade names for the Company’s products and maintain certain details about the Company’s processes, products, and strategies as trade secrets. In the U.S. and several foreign countries, the Company registers its Company name and certain of its product names as trademarks, including Cutera, AVI360, AviCare, AviClear, AviCool, AcuTip 500, CoolGlide, CUCF, Cutera University Clinical Forum, Enlighten, Excel HR, Excel V, Genesis, Laser Genesis, LimeLight, myQ, Pearl, PICO Genesis, ProWave 770, Solera, Titan, truBody, truSculpt, truSculpt iD, truSculpt Flex, Vantage, and xeo. The Company may have common law rights in other product names, including excel V+, and truFlex.
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
Government Regulation
United States
The Company’s products are medical devices subject to regulation by numerous government agencies, including the FDA and counterpart agencies outside the United States. To varying degrees, each of these agencies requires the Company to comply with laws and regulations governing the research, development, testing, manufacturing, labeling, pre-market clearance or approval, marketing, distribution, advertising, promotion, record keeping, reporting, tracking, and importing and exporting of medical devices. In the United States, FDA regulations govern the following activities, which the Company performs and will continue to perform to ensure that medical products distributed domestically or exported internationally are safe and effective for their intended uses:
•product design and development;
•product testing;
•product manufacturing;
•product safety;
•product labeling;
•product storage;
•record keeping;
•pre-market clearance or approval;
•advertising and promotion;
•production;
•product sales and distribution; and
•complaint handling.
FDA’s Pre-market Clearance Requirements
Unless an exemption applies, each medical device the Company wishes to commercially distribute in the United States will require either prior 510(k) clearance or de novo approval from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II. For Class II, the manufacturer must submit to the FDA a pre-market notification requesting permission to commercially distribute the device. This process is known as 510(k) clearance. Some low risk devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring more rigorous pre-market approval. All of the Company’s current products are Class II devices.

510(k) Clearance Pathway
When 510(k) clearance is required, the Company must submit a pre-market notification demonstrating that the Company’s proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976, for which the FDA has not yet called for the submission of Pre-Market Approval (“PMA”) applications. By regulation, the FDA is required to clear or deny 510(k) pre-market notification within 90 days of submission of the application. As a practical matter, clearance may take significantly longer, as FDA may require additional information. Laser devices used for aesthetic procedures, such as hair removal, have generally qualified for clearance under 510(k) procedures.

The following table details the indications for which the Company received 510(k) clearances and when these clearances were received.

FDA Marketing Clearances:	Date Received:
Laser-based products:
- treatment of vascular lesions	June 1999
- hair removal	March 2000
- permanent hair reduction	January 2001
- treatment of benign pigmented lesions and pseudo folliculitis barbae, commonly referred to as razor bumps, and for the reduction of red pigmentation in scars	June 2002
- treatment of wrinkles	October 2002
–treatment to increase clear nail in patients with onychomycosis	April 2011
–expanded spot size to 5 mm for clear nail in patients with onychomycosis	May 2013
–addition of Alexandrite 755 nm laser wavelength for hair removal, permanent hair reduction, treatment of vascular and benign pigmented lesions, and treatment of wrinkles	December 2013
–addition of treatment of mild to moderate inflammatory acne vulgaris	March 2016
–enlighten picosecond and nanosecond 532/1064 nm for the treatment of benign pigmented lesions	August 2014
–enlighten picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal	November 2014
–enlighten III picosecond and nanosecond 532/1064 nm for multi-colored tattoo removal and treatment of benign pigmented lesions and picosecond 670 nm for benign pigmented lesions	October 2016
–enlighten III higher performance specifications for 532/1064 nm; addition of nanosecond mode for 670nm	April 2016
–enlighten III addition of tattoo removal for lighter colored inks (green and blue) for 670 nm	October 2017
–enlighten Micro Lens Array (MLA) for treatment of acne scars	December 2018
–AviClear for treatment of mild to severe inflammatory acne vulgaris	March 2022
–AviClear for long-term treatment of mild to severe inflammatory acne vulgaris	June 2023

Pulsed-light technologies:
–treatment of pigmented lesions	March 2003
–hair removal and vascular treatments	March 2005

Infrared Titan technology for deep dermal heating for the temporary relief of minor muscle and joint pain and for the temporary increase in local circulation where applied	February 2004

Solera tabletop console:
–for use with the Titan hand piece	October 2004
–for use with the Company’s pulsed-light hand pieces	January 2005

Pearl product for the treatment of wrinkles	March 2007

Pearl Fractional product for skin resurfacing and coagulation	August 2008

truSculpt radio frequency product:
–topical heating to elevate tissue temperature for the treatment of selected medical conditions such as relief of pain and muscle spasms and increase in local circulation; massage device for temporary reduction in the appearance of cellulite
April 2008
–temporary reduction in circumference of the abdomen	December 2016
–reduction in circumference of the abdomen	August 2017
–non-invasive lipolysis of the abdomen and for reduction in circumference of the abdomen	June 2018

Product Modifications
Pursuant to FDA regulations, after a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, labeling, or biocompatibility, requires a new clearance. The FDA requires manufacturers to make this determination initially, but the FDA can review any such decision and may disagree with a manufacturer’s determination. To date, the Company has modified aspects of its products after receiving regulatory clearance and determined that new 510(k) clearances are not required for these modifications. If the FDA disagrees with the Company’s determination not to seek a new 510(k) clearance, the FDA may retroactively require the Company to seek 510(k) clearance.
Clinical Trials
When FDA approval of a Class II device requires human clinical trials, only approval from the Institutional Review Board (“IRB”) is required to proceed with the planned and IRB approved clinical trial/study.
Quality Requirements
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
MDSAP re-certification occurs every three years with a surveillance audit taking place annually. Major findings during these audits or an increase in field reportable events could trigger regulatory enforcement action including by the FDA. The Company’s manufacturing facility is ISO 13485 certified. The Company had a successful MDSAP re-certification audit in January 2024. There were no significant findings or observations as a result of this audit. However, the Company’s failure to maintain compliance with the QSR requirements could result in the shutdown of the Company’s manufacturing operations and the recall of the Company’s products, which would have a material adverse effect on the Company’s business. In the event that one of the Company’s suppliers fails to maintain compliance with specified quality requirements, the Company may have to qualify a new supplier and could experience manufacturing delays as a result. The Company has opted to maintain quality assurance and quality management certifications to enable the Company to market the Company’s products in the five MDSAP regulatory jurisdictions, as well as the member states of the EU, the European Free Trade Association, and countries that have entered into Mutual Recognition Agreements with the EU.
Pervasive and Continuing Regulation
After a device is placed on the market, numerous regulatory requirements apply. These include:
•Quality system regulations, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•Labeling regulations and FDA prohibitions against the promotion of products for un-cleared, unapproved, or “off-label” uses;
•Medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to reoccur; and
•Post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
The FDA has broad post-market and regulatory enforcement powers. The Company is subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Health Services (CDHS), to determine the Company’s compliance with the QSR and other applicable regulations, which may include the manufacturing facilities of the Company’s subcontractors. In the past, the Company’s current manufacturing facility has been inspected by the FDA and the CDHS. The FDA and the CDHS noted observations, but there were no findings that involved a material violation of regulatory requirements. The Company’s responses to those observations have been accepted by the FDA and CDHS.

The Company is also regulated under the Radiation Control for Health and Safety Act, which requires laser products to comply with performance standards, including design and operation requirements, and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The regulations also require laser manufacturers to file new product and annual reports; maintain manufacturing, testing, and sales records; and report product defects. Various warning labels must be affixed and certain protective devices installed, depending on the class of the product.
Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•Warning letters, fines, injunctions, consent decrees, and civil penalties;
•Repair, replacement, recall, or seizure of the Company’s products;
•Operating restrictions or partial suspension or total shutdown of production;
•Refusing the Company’s requests for 510(k) clearance of new products, new intended uses, or modifications to existing products;
•Withdrawing 510(k) clearance that have already been granted; and
•Criminal prosecution and penalties.
The FDA also has the authority to require the Company to repair, replace, or refund the cost of any medical device that it has manufactured or distributed. If any of these events were to occur, they could have a material adverse effect on the Company’s business.
The Company is also subject to a wide range of federal, state, and local laws and regulations, including those related to the environment, health and safety, land use, and quality assurance. The Company believes that compliance with these laws and regulations as currently in effect will not have a material adverse effect on the Company’s capital expenditures, earnings, and competitive and financial position.
International
International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be different than that required for FDA clearance, and the clearance or approval requirements may be different from those in the U.S.
In Japan, the Company is actively seeking approvals for products to supplement the Company’s existing approvals for enlighten, enlighten SR, enlighten III, excel HR, xeo SA and truFlex.
In the European Economic Area (EEA), which is composed of the 27 Member States of the EU plus Norway, Liechtenstein, and Iceland, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark and corresponding EC certificate. The Company’s products are regulated in the EU as medical devices per the EU Medical Devices Regulation (MDR). The Company's EC certificate under the EU Medical Devices Directive (MDD) expired on April 15, 2023; however, Regulation (EU) 2023/607 effectively extends the validity of the Company’s EC certificate until December 31, 2028. The Company is in the process of obtaining MDR certification for its principal products sold in the EU and expects to have MDR certification in 2024. In the UK, the implementation of the UK Conformity Assessed (UKCA) mark has been delayed, and the CE mark will continue to be accepted until June 2028 (for products certified under MDD) and June 2030 (for products certified under MDR). The CE mark continues to be required for goods sold in Northern Ireland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements.
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
Employees and Human Capital
As of December 31, 2023, the Company had 430 employees, compared to 540 employees as of December 31, 2022. The Company believes that its future prosperity party relies on its sustained capacity to attract, hire and retain qualified personnel. None of the Company’s employees are represented by a labor union, and the Company believes its employee relations are positive. The Company is dedicated to cultivating a diverse and inclusive work environment, essential for attracting and retaining exceptional talent. Through ongoing employee development, comprehensive compensation and benefits, employee assistance programs and a focus on health, safety and employee well-being, the Company strives to help its employees in all aspects of their lives so they can do their best work.
Diversity, Equity and Inclusion
The Company is devoted to establishing and preserving a diverse and secure workplace that harnesses the ideas and viewpoints vital for innovation, facilitating the success of its workforce, customers, and communities in shaping the future of medical aesthetics. The Company endeavors to foster an inclusive environment where individuals are empowered to design, produce, and market an extensive range of aesthetic laser and energy-based solutions, allowing practitioners to deliver safe and efficient treatments. This dedication to diversity and inclusion begins at the uppermost echelons of the Company.
Employee Engagement
The Company regularly gathers input to enhance its understanding of the employee experience and to pinpoint areas where it can further reinforce its corporate culture. It is keen to determine the aspects that are performing effectively, areas for improvement, and the extent to which its employees comprehend and embody the Company's cultural values. In 2023, approximately 76% of the Company's workforce engaged in the annual employee survey. Additionally, the Company CEO and senior leadership host quarterly global employee townhall meetings to emphasize the Vision and Strategy, build company culture, provide opportunity for employees to connect with leadership, two way transparent communication, employee recognition and critical updates.
Leadership development and training
The Company fosters an environment where its leaders can learn, develop, and realize their full potential through engaging and challenging work experiences at Cutera. It supports this growth by providing a wealth of training resources, ensuring that employees have access to all the necessary tools for both personal and professional success. Employees at the Company are motivated to take charge of their own growth, designing personalized learning plans that align with their individual needs and development objectives.
Health, Safety and Wellness
The physical health, financial stability, life balance, and mental wellness of its employees are crucial to the Company's success. To support these aspects, the Company champions wellness programs aimed at improving physical, financial, and mental health for all staff members. In its commitment to maintaining a safe work environment, the Company has effectively instituted various safety protocols and health-conscious adjustments within its facilities. These measures are particularly focused on safeguarding the well-being of those employees who need to be physically present on-site to facilitate the Company's operations.
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
Risks Related to the Company’s Business and its Industry
•The Company has recently experienced turnover in its executive management and board of directors, which creates uncertainties and could harm its business.
•The Company may need to raise additional capital to fund its operations.
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
•The Company's business could be negatively affected by litigation initiated by potential actions of activist stockholders.
•The Company's business could be negatively affected as a result of the pending securities fraud action brought against the Company and certain former officers and directors.
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
•If the Company fails to maintain or renew any of its distribution agreements before they expire, its revenues and cash flows may be adversely affected.
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
•The Company has identified material weaknesses in its internal control over financial reporting related to information technology general controls ("ITGCs"); inventory controls; accounting for expense related to equity-based awards; and the design, maintenance and monitoring of risk assessment program to timely implement new controls to respond to changes in the business and leadership, which could, if not remediated, result in material misstatements in the Company's financial statements.
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
•Certain of the Company’s product platforms such as Enlighten, excel V and V+, excel HR, xeo, and AviClear are only capable of being produced at the single site in Brisbane, and as such the occurrence of a catastrophic disaster or other similar event could cause damage to its facilities and equipment, which might require the Company to cease or curtail sales of these sole sourced platforms.
•The Company may be involved in future costly intellectual property litigation, which could impact its future business and financial performance.
•The Company’s failure to comply with rules relating to bribery, foreign corrupt practices, and privacy and security laws may subject the Company to penalties and adversely impact its reputation and business operations.
Risks Related to the Convertible Notes
•Servicing the Company’s debt, including the notes, may require a significant amount of cash, and the Company may not have sufficient cash flows from its business to pay its indebtedness.
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

Risks Related to the Company’s Business and its Industry

The Company has recently experienced turnover in its executive management and board of directors, which creates uncertainties and could harm the Company's business.

The Company has experienced significant changes in its executive leadership and Board of Directors during 2023. On April 11, 2023, the Board of Directors terminated Mr. Plants as Executive Chairman and Mr. Mowry as Chief Executive Officer, and appointed Ms. Widmann as Chair of the Board and Ms. Hopkins as Interim Chief Executive Officer. On May 3, 2023, Rohan Seth, the Company’s Chief Financial Officer, resigned effective May 26, 2023 and Stuart Drummond was appointed as Interim Chief Financial Officer. Additionally, the Company appointed Kevin Cameron, Taylor Harris, Nicholas Lewin and Keith Sullivan to the Board in May 2023 and each of Mr. Mowry, Mr. Plants and Joseph Whitters resigned from the board of directors and Gregory Barrett and Timothy O’Shea did not stand for re-election at the 2023 annual meeting of stockholders. A new board of directors of Mmes. Hopkins, Widmann and Park, and Messrs. Cameron, Harris, Lewin and Sullivan were elected by the Company’s stockholders on July 13, 2023. Taylor Harris was subsequently announced as the President and Chief Executive Officer on July 27, 2023. Ms. Widmann and Ms. Park resigned from the board in November and December 2023, respectively.

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

There has been recent volatility in the price of the Company’s common stock. As a result of the Company’s relatively limited public float, its common stock may be less liquid than the stock of companies with broader public ownership. Among other things, trading of a relatively small volume of the Company’s common stock may have a greater impact on the trading price for the Company’s shares than would be the case if the Company’s public float were larger. The public market price of the Company’s common stock has in the past fluctuated substantially and, due to the current concentration of stockholders, the trading price of the common stock may continue to do so in the future. The market price for the Company’s common stock could also be affected by a number of other factors, including the general market conditions unrelated to the Company’s operating performance.
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
•the amount of the Company’s debt (including convertible debt) and the perception held by investors on the Company's ability to repay, refinance or convert such debt;

•regulatory developments or delays concerning the Company’s, or the Company’s competitors’ products; and
•the initiation of any litigation by the Company or against the Company, including the lawsuit initiated by the Company on January 31, 2020 in Federal District Court in California against Lutronic Aesthetics, Inc. as previously disclosed on February 3, 2020, or against the Company.
Actual or perceived instability or volatility in the Company’s stock price could reduce demand from potential buyers of the Company’s stock, thereby causing the trading price of the Company’s notes and stock to either remain depressed or to decline further. In addition, if the market for medical-device company stocks or the stock market in general experiences a loss of investor confidence, the trading price of the Company’s notes and stock could decline for reasons unrelated to the Company’s business, results of operations or financial condition. The trading price of the Company’s notes and common stock might also decline in reaction to events that affect other companies in the Company’s industry even if these events do not directly affect the Company. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Any future securities litigation could result in substantial costs and divert the Company’s management’s attention and resources from the Company’s business, which could have a material adverse effect on the Company’s business, results of operations and financial condition.
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
•other unusual or non-operating expenses, such as expenses related to mergers or acquisitions, may cause operating results to vary; and
•an epidemic or pandemic.
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

In addition to dependence on the Company’s executive officers and key employees, the Company is highly dependent on other sales and scientific personnel. Additionally, the Company’s product development plans depend, in part, on the Company’s ability to attract and retain engineers with experience in medical devices. Attracting and retaining qualified personnel will be critical to the Company’s success, and competition for qualified personnel is intense. The Company may not be able to attract and retain personnel on acceptable terms given the competition for such personnel among technology and healthcare companies and universities. The loss of any of these persons or the Company’s inability to attract, train and retain qualified personnel could harm the Company’s business and the Company’s ability to compete.

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
The Company brought AviClear, an energy-based device for Acne, to market in 2022. This launch required, and any future sales expansion for AviClear may require, a considerable investment in resources, including technical, financial, legal, sales, information technology and operation systems. Additionally, market acceptance of AviClear will be affected by a variety of factors, including but not limited to usability, performance, reliability and customer preference. It is possible that demand for this device will not be as strong as anticipated. The Company may be unable to establish and manage a sufficient or effective sales force in a timely or cost-effective manner, and any sales force the Company does establish may not be capable of generating demand for AviClear, therefore hindering the Company’s ability to generate revenues and achieve or sustain profitability from AviClear. AviClear was launched with a low barrier to entry model that allowed quick uptake of over 1,200 devices to hit the market, it came at the expense of significant working capital. In addition, key customers, aesthetic dermatologists, have articulated a desire for a traditional ownership model. As a result, the Company paused new leases of AviClear in August 2023 to revamp its business model, establish a global go-to-market strategy, and enhance product reliability. While AviClear was relaunched in the United States in November 2023 with a direct sales model, the Company can offer no assurance that the new sales model will be well-received by customers or increase demand for the AviClear device.
The aesthetic equipment market is characterized by rapid innovation. To compete effectively, the Company must develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.
The aesthetic light and energy-based treatment system industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate and develop new products and applications, the Company’s competitive position will likely deteriorate as other companies successfully design and commercialize new products and applications or enhancements to the Company’s current products. The Company created products to apply the Company’s technology to body contouring, hair removal, treatment of veins, tattoo removal and skin revitalization, including the treatment of diffuse redness, fine lines and wrinkles through hemostasis and coagulation, skin texture, pore size and benign pigmented lesions, and acne. To grow in the future, the Company must continue to develop and/or acquire new and innovative aesthetic products and applications, identify new markets, and successfully launch the newly acquired or developed product offerings.
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
The Company's business could be negatively affected by litigation initiated by potential actions of activist stockholders.

On April 11, 2023, J. Daniel Plants and David H. Mowry, the Company's former Executive Chairperson and former Chief Executive Officer, respectively, filed a complaint in the Delaware Court of Chancery against five of the Company’s independent directors, Gregory Barrett, Sheila Hopkins, Timothy O’Shea, Juliane Park and Janet Widmann, as defendants, and the Company, as nominal defendant (the “Delaware Litigation”), seeking a declaration that the individual defendants breached their fiduciary duties and to enjoin them from enforcing the nomination deadline under the Company’s bylaws in connection with the 2023 annual meeting of stockholders, or in the alternative, a declaration that the Company must hold a special meeting of the stockholders on June 2, 2023. On May 16, 2023, Mr. Mowry filed a letter with the Court of Chancery disclosing that he had resolved his dispute with the defendants and agreed to dismiss his claims with prejudice. On May 17, 2023, the Court of Chancery granted an order for voluntary dismissal of Mr. Mowry as a plaintiff in the Delaware Litigation. The Delaware Litigation was initiated by Mr. Plants in connection with the campaign of Mr. Plants and Voce Capital Management LLC to remove certain directors from the Company's board of directors at a special meeting of stockholders and subsequently nominate new directors for election at the Company’s 2023 annual meeting of stockholders. Mr. Plants withdrew his demand for a special meeting of stockholders, and the Company held the 2023 annual meeting of stockholders on July 13, 2023, having received no additional director nominations from Mr. Plants. Due to Plaintiff’s failure to amend his Complaint within the time required by the Court’s order dated October 6, 2023, the matter is dismissed with prejudice and each party shall bear its own attorney’s fees and costs. Therefore, Cutera considers this matter closed

Activist campaigns that contest or conflict with the Company's strategic direction or seek changes in the composition of the Company's Board or management could have an adverse effect on its operating results and financial condition. A proxy contest could require the Company to incur significant legal and advisory fees, proxy solicitation expenses and administrative and associated costs. In addition, proxy contests require significant time and attention by the Company's Board and management to address stockholder matters, diverting their attention from executing on the Company's business strategy. Any perceived uncertainties as to the Company's future direction and control, the Company's ability to execute on its strategy, or changes to the composition of its Board or senior management team arising from a proxy contest could lead to the perception of a change in the direction of the Company's business or instability which may result in the loss of potential business opportunities, be exploited by the Company's competitors, cause concern for those enrolling in the Company's clinical trials, make it more difficult to pursue the its strategic initiatives, or limit its ability to attract and retain qualified personnel and business partners, any of which could adversely affect the Company's business and operating results.

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

This action could divert the Company's management’s attention and resources from the Company's ordinary business operations, and the Company could incur significant expenses associated with defending it (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify current and former officers and directors who are or may become parties to this action, to the extent not covered by insurance). There can also be no assurance that the Company will be successful in any defense.

The Company also may be required to pay material damages, consent to injunctions on future conduct and suffer other penalties, remedies or sanctions. In addition, the action could adversely impact Company's reputation and harm its ability to generate revenue. Accordingly, the ultimate resolution of this matter could have a material adverse effect on the Company's business, financial condition, results of operations and cash flow and, consequently, could negatively impact the trading price of its common stock.
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
The Company is focused on international expansion as a key component of its growth strategy and has identified specific areas of opportunity in various international markets. Revenue from customers outside of North America is a material component of the Company’s business strategy and represented 50% of its total revenue in 2023 compared to 49% of the Company’s total revenue in 2022. The Company employs a direct sales force in the major markets throughout Europe as well as Canada, Japan and Australia/New Zealand while using third-party distributors to sell its products in several other country in the Middle East, Asia, and South America in particular. The Company may be unable to increase or maintain its level of international revenue due to supply chain disruptions or loss of distributor relationship.
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
If the Company fails to maintain or renew any of its distribution agreements before they expire, its revenues and cash flows may be adversely affected.
The Company distributes its products primarily through independent distributors in many countries outside of North America. The Company's business may suffer if any of its distribution partners terminates or otherwise fails to renew its distribution agreement with the Company and the Company is otherwise unable to replace such agreement with a distribution agreement containing similar terms. For example, in 2024, the Company terminated its relationship with ZO Skin Health (“ZO”) for the distribution of ZO’s skincare products after it could not agree on terms with ZO on an extension of the existing distribution agreement. In the twelve months ended December 31, 2023, and 2022, revenue from the distribution of skincare products was $34.0 million and $42.5 million, respectively, representing 16% and 17% of the Company’s consolidated revenue, respectively.
The distributors may sell competitors' products, and if they favor competitors' products for any reason, they may fail or reduce their effort to market and sell the Company's products as effectively or to devote resources necessary to provide effective sales, which would adversely affect its financial performance.
The financial health of the Company's distributors and its continuing relationships with them are important to the Company's success. Some of these distributors, particularly smaller firms with limited working capital and resources, may not be able to withstand adverse changes in business conditions or mitigate the negative impact of a prolonged economic downturn or recession. The failure of the Company's distributors to maintain financial heath and success will impact its ability to generate revenues. In addition, these distributors order the Company’s products and maintain their inventory based on forecasts of potential demands from end customers, and distributors may not be able to forecast such demand accurately, which may adversely affect the Company’s ability to generate sales and revenue in a timely manner. In some cases, distributors may delay ordering systems until they receive confirmation of orders from end customers, and this delay may cause disruption and make it more difficult for the Company to fill their orders timely and effectively, which may adversely affect the Company’s revenue and sales.
Furthermore, the Company's relationship with distributors may change or terminate due to other factors beyond its control, including but are not limited to, acquisition of distributors by third parties may not be willing to continue the relationship with the Company; internal restructuring or a refocus of business strategies; and changes in management, all of which may negatively impact its ability to continue to sell to such distributors. Finally, the Company generally does not have long-term agreements with distributors who purchase its products primarily through purchase orders. Without an agreement, the Company is not able to guarantee that such distributors will not discontinue or terminate their relationship with the Company at any time, and any loss of distributor will negatively impact the Company's financial condition and results of operations.
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
The Company has conducted clinical trials in the past and will likely conduct clinical trials in the future. Initiating and completing clinical trials necessary to support any future products, will be time-consuming and expensive and the outcome, uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product the Company advances into clinical trials may not have favorable results in later clinical trials. The results of preclinical studies and clinical trials of its products conducted to date and ongoing or future studies and trials of its current, planned or future products may not be predictive of the results of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. The Company's interpretation of data and results from its clinical trials do not ensure that the Company will achieve similar results in future clinical trials. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials. Products in later stages of clinical trials may fail to show the desired safety and efficacy despite having progressed through nonclinical studies and earlier clinical trials. Failure can occur at any stage of clinical testing. The Company's clinical studies may produce negative or inconclusive results, and it may decide, or regulators may require the Company, to conduct additional clinical and non-clinical testing in addition to those the Company has planned.
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
•the Company's current or future products may have undesirable side effects or other unexpected characteristics; and
•impacts of regional or global public health crises could adversely affect any clinical trials the Company is conducting or plan to conduct, including delays or difficulties in enrolling or onboarding patients, initiating clinical sites, or obtaining the requisite regulatory approvals, interruption of key clinical trial activities, or supply chain disruptions that delay or make it more difficult or costly to obtain the supplies and materials the Company needs for clinical trials.
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
The Company relies on patent, copyright, trade secret and trademark laws and confidentiality agreements to protect the Company’s technology and products. As of January 19, 2024, the Company had 30 issued and unexpired U.S. patents, 9 pending U.S. patent applications, and 14 pending international applications under the Patent Cooperation Treaty ("PCT") or other national or regional patent offices. Some of the Company’s components, such as the Company’s laser module, electronic control system and high-voltage electronics, are not, and in the future may not be, protected by patents. Additionally, the Company’s patent applications may not issue as patents or, if issued, may not issue in a form that will be advantageous to the Company. Any patents the Company obtains may be challenged, invalidated or legally circumvented by third parties. Consequently, competitors could market products and use manufacturing processes that are substantially similar to, or superior to, the Company’s. The Company may not be able to prevent the unauthorized disclosure or use of the Company’s technical knowledge or other trade secrets by consultants, vendors, former employees or current employees, despite the existence generally of confidentiality agreements and other contractual restrictions. Monitoring unauthorized uses and disclosures of the Company’s intellectual property is difficult, and the Company does not know whether the steps it has taken to protect the Company’s intellectual property will be effective. Moreover, the laws of many foreign countries will not protect the Company’s intellectual property rights to the same extent as the laws of the U.S.
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
The expense and potential unavailability of liability insurance coverage for the Company’s customers could adversely affect its ability to sell its products, and therefore adversely affect its financial condition.
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

Defaults, non-performance, bankruptcy, receivership or other adverse developments that affect banking institutions where the Company has deposited its funds or other financial institutions, or concerns or rumors about any events of these kinds or other similar risks, may result in liquidity issues for the Company. On March 10, 2023, California regulators closed Silicon Valley Bank (“SVB”), and the FDIC was appointed as SVB’s receiver. On March 26, 2023, the FDIC announced that it had entered into a purchase and assumption agreement with First-Citizens Bank & Trust Company under which all deposits of the former Silicon Valley Bank were assumed by First-Citizens Bank & Trust Company. Approximately $126.7 million of the Company’s total cash, and cash equivalents balance of $143.6 million at December 31, 2023, was at SVB or SVB Asset Management. The Company now maintains these accounts and custodial arrangements with or through First-Citizens Bank & Trust Company.

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
Macroeconomic declines, negative political developments, including volatile market conditions due to investor concerns regarding inflation and Russia's invasion of Ukraine, adverse market conditions and catastrophic events may cause a decline in the Company’s revenue, negatively affect the Company’s operating results, adversely affect the Company’s cash flows and could result in a decline in the Company’s stock price.
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

The Company has identified material weaknesses in its internal control over financial reporting related to information technology general controls ("ITGCs"); inventory controls; accounting for expense related to equity-based awards; and the design, maintenance and monitoring of a risk assessment program related to new and evolving risks, which could, if not remediated, result in material misstatements in the Company's financial statements.
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
In addition to the material weaknesses above, and in conjunction with the restatements, management identified an additional material weakness. Specifically, the Company failed to design, maintain and monitor a risk assessment program at a sufficiently precise level and therefore failed to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Consequently, the Company failed to timely implement new controls to respond to changes in the business and leadership.
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

In 2023, 50% of the Company’s total revenue was from customers outside of North America. The Company expects its sales from international operations and export sales to continue to be a significant portion of the Company’s revenue. The Company has placed a particular emphasis on increasing its growth and presence in international markets. The Company’s international operations and sales are subject, in varying degrees, to risks inherent in doing business outside the U.S. These risks include:

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

In the European Economic Area (“EEA”), which is composed of the 27 Member States of the European Union (“EU”) plus Norway, Liechtenstein, and Iceland, a single regulatory approval process exists, and conformity with the legal requirements is represented by the CE mark and corresponding EC certificate. The Company’s products are regulated in the EU as medical devices per the EU Medical Devices Regulation (“MDR”). The Company's EC certificate under the EU Medical Devices Directive (“MDD”) expired on April 15, 2023. However, Regulation (EU) 2023/607 effectively extends the validity of the Company’s EC certificate until December 31, 2028. The Company is in the process of obtaining MDR certification for its principal products sold in the EU and expects to have MDR certification in 2024. In the UK, the implementation of the UK Conformity Assessed (“UKCA”) mark has been delayed, and the CE mark will continue to be accepted until June 2028 for products certified under MDD and June 2030 for products certified under MDR. The CE mark continues to be required for goods sold in Northern Ireland. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet EU requirements.

In addition to the general risks that the Company faces outside the U.S., the Company’s operations in emerging markets could involve additional uncertainties for the Company, including risks that governments may impose withholding or other taxes on remittances and other payments to the Company, or the amount of any such taxes may increase; governments may seek to nationalize the Company’s assets; or governments may impose or increase investment barriers or other restrictions affecting the Company’s business. In addition, emerging markets pose other uncertainties, including the difficulty of enforcing agreements, challenges collecting receivables, protection of the Company’s intellectual property and other assets, pressure on the pricing of the Company’s products and services, higher business conduct risks, ability to hire and retain qualified talent and risks of political instability. The Company cannot predict the impact such events might have on the Company’s business, financial condition and results of operations.

In addition, compliance with laws and regulations applicable to the Company’s international operations increases the Company’s cost of doing business in foreign jurisdictions. The Company may be unable to keep current with changes in foreign government requirements and laws as they change from time to time. Failure to comply with these regulations could have adverse effects on the Company’s business. In many foreign countries it is common for others to engage in business practices that are prohibited by the Company’s internal policies and procedures or U.S. regulations applicable to the Company. In addition, although the Company has implemented policies and procedures designed to ensure compliance with these laws and policies, there can be no assurance that all of the Company’s employees, contractors, distributors and agents will comply with these laws and policies. Violations of laws or key control policies by the Company’s employees, contractors, distributors or agents could result in delays in revenue recognition, financial reporting misstatements, fines, penalties, or the prohibition of the importation or exportation of the Company’s offerings and could have a material adverse effect on the Company’s business operations and financial results.
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
The Company’s products are regulated in the EU as medical devices per the MDR. The Company's EC certificate under the EU MDD expired on April 15, 2023. However, Regulation (EU) 2023/607 effectively extends the validity of the Company’s EC certificate until December 31, 2028. The Company is in the process of obtaining MDR certification for its principal products sold in the EU and expects to have MDR certification in 2024.
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
The Company’s competitors or other patent holders may assert that the Company’s present or future products and the methods the Company employs are covered by their patents. In addition, the Company does not know whether its competitors or other patent holders own or will obtain patents that they may claim prevent, limit or interfere with the Company’s ability to make, use, sell or import the Company’s products. For example, in March 2023, Serendia, LLC (“Serendia”), filed patent infringement complaints against the Company with the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro systems, which the Company distributes in the U.S. on behalf of Ilooda Co. Ltd., a Korean company (“ilooda”). The manufacturer of these products, ilooda, is obligated to defend the Company against these claims and, as a result, the Company has not incurred significant external legal costs. Serendia and ilooda have agreed to a settlement of the ITC investigation, the Delaware litigation and any other past, present and future suits or claims related to the six Serendia patents and the Secret RF and Secret Pro systems. The settlement of these matters includes a non-exclusive, worldwide, fully paid up license from Serendia to ilooda to the six Serendia patents related to the Secret RF and Secret Pro systems, which are distributed by the Company. The ITC investigation as to ilooda and the Company was terminated as of April 10, 2024 and the Delaware litigation was dismissed as of April 3, 2024.
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
Risks Related to the Company's Convertible Senior Notes

Servicing the Company’s debt, including the notes, may require a significant amount of cash, and the Company may not have sufficient cash flows from its business to pay its indebtedness and the price of its common stock may suffer as a result.
As of December 31, 2023, the Company had $429.1 million aggregate principal amount of the notes outstanding. The Company’s ability to make scheduled payments of the principal of, to pay interest on or to refinance its indebtedness, including the notes, depends on its future performance, which is subject to economic, financial, competitive, and other factors beyond the Company’s control. The Company’s business may not generate cash flows from operations in the future sufficient to service its debt and make necessary capital expenditures. If the Company is unable to generate such cash flows, it may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional debt financing or equity capital on terms that may be onerous or highly dilutive. Interest rates have increased and any refinancing would therefore occur at a higher cost to the Company. In addition, the Company’s ability to refinance any indebtedness will depend on the capital markets and its financial condition at such time. The Company may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on its debt obligations. In addition, any of the Company’s future debt agreements may contain restrictive covenants that may prohibit the Company from adopting any of these alternatives. The Company’s failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration of its debt.
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

The significant amount of debt held by the Company creates an overhang that depresses the value of its common stock. Until such time as this debt is repaid or converted, this overhang on value may persist. Any of the above factors could harm the Company’s business, results of operations, and financial condition. In addition, if the Company incurs additional indebtedness, the risks related to its business and its ability to service or repay its indebtedness would increase.
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
If the Company fails to maintain compliance with the listing requirements of the Nasdaq Global Select Market, the Company may be delisted and the price of the Company's common stock and the Company's ability to access the capital markets could be negatively impacted.
To maintain the listing of the Company's common stock on the Nasdaq Global Select Market, the Company is required to meet certain listing requirements, including, among others, either: (i) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by the Company's executive officers, directors and 10% or more stockholders) of at least $5 million and stockholders’ equity of at least $10 million; or (ii) a minimum closing bid price of $1.00 per share, a market value of publicly held shares (excluding shares held by the Company's executive officers, directors, affiliates and 10% or more stockholders) of at least $15 million and a total market value of listed securities of at least $50.0 million.
The Company may fail to satisfy one or more the Nasdaq Global Select Market requirements for continued listing of the Company's common stock in the future. There can be no assurance that the Company will be successful in maintaining the listing of its common stock on the Nasdaq Global Select Market, or, if transferred, on the Nasdaq Capital Market. The delisting of the Company's common stock from a national exchange could impair the liquidity and market price of the Company's common stock. It could also materially, adversely affect the Company's access to the capital markets, and any limitation on market liquidity or reduction in the price of the Company's common stock as a result of that delisting could adversely affect the Company's ability to raise capital on terms acceptable to the Company, or at all.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
Not applicable.
ITEM 1C.    Cybersecurity

Risk Management and Strategy.

The Company has implemented and maintained various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third-party hosted services, communications systems, hardware, lab equipment, software, and critical data includes confidential, personal, proprietary, and sensitive data. Accordingly, the Company maintains certain risk assessment processes intended to identify cybersecurity threats, determines the likelihood of occurring, and assesses potential material impact to the Company's business. Based on the Company's assessment, the Company implements and maintains risk management processes designed to protect the confidentiality, integrity, and availability of its information assets and mitigate harm to its business. The Company's cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the Center for Internet Security (CIS), the National Institute of Standards and Technology (NIST) and other applicable industry standards and are integrated into the Company's overall risk management system and processes.

The Company engages in processes designed to identify such threats by, among other things, monitoring the threat environment, conducting scans of the threat environment, evaluating the Company's industry’s risk profile, evaluating threats reported to the Company, coordinating with law enforcement concerning threats, conducting threat assessments for internal and external threats, and conducting vulnerability assessments to identify vulnerabilities.

The Company has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition. The Company faces certain ongoing risks from cybersecurity threats that, if realized, are reasonably likely to materially affect the Company, including its operations, business strategy, results of operations, or financial condition. See “Risk Factors - Security breaches, cyber-security incidents and other disruptions could compromise the Company’s information and impact the Company’s business, financial condition or results of operations.”

Governance.

The Board of Directors is responsible for oversight of the Company’s risk management process. The Board administers this oversight function directly through the Board of Directors as a whole, as well as through the Audit Committee of the board. Areas of focus include economic risk, operational risk, financial risk (accounting, investment or liquidity, and tax), competitive risk, legal and regulatory risk, cybersecurity risk and compliance and reputational risks. The Board of Directors is supported by regular reporting by leaders from the Company's finance, cyber security, privacy, legal and compliance teams, who have an average of approximately 15 years of experience, which is designed to give the Board of Directors visibility over the Company’s operations and activities to adequately identify key risks and understand management’s risk mitigation strategies.

ITEM 2.    PROPERTIES
United States
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
On January 16, 2024, the Company entered into a 37-month lease agreement. The lease is for 53,000 square feet of warehouse space in Hayward, California. This space was leased to consolidate current inventory locations in Northern California. The term of the lease expires on February 28, 2027, and requires total payments over the lease term of approximately $2.5 million.
International
In addition, the Company has leased office facilities in certain countries as follows:

Country	Square Footage	Lease termination or Expiration
Japan	Approximately 10,760	Four leases, expiring between March 2025 and March 2027.
France	Approximately 2,239	One lease, which expires in June 2031.
Belgium	Approximately 151	One lease, which expires in February 2026.

ITEM 3.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of material pending legal and regulatory proceedings and settlements as of December 31, 2023, see Note 13 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” Part II Item 8, included in this Annual Report on Form 10-K.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Stock Exchange Listing
The Company’s common stock trades on the NASDAQ Global Select Market under the symbol “CUTR.” As of May 8, 2024, the closing sale price of its common stock was $2.51 per share.
Common Stockholders
The Company had approximately 150 stockholders of record as of December 31, 2023. The Company believes the actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in “street” name by brokers and other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.
Issuer Purchases of Equity Securities
There were no repurchases of the Company’s common stock in 2023 under the Company’s Stock Repurchase Program.
Sales of Unregistered Securities
None.
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

Performance Graph
The graph below compares Cutera, Inc.'s cumulative 5-Year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Health Care index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each index (with the reinvestment of all dividends) from December 31, 2018 to December 31, 2023.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
Among Cutera, Inc., the NASDAQ Composite Index
and the NASDAQ Health Care Index

$300
$250
$200
$150
$100
$50
$0
Dec '18
Dec '19
Dec '20
Dec '21
Dec '22
Dec '23
Cutera, Inc.
NASDAQ Composite
NASDAQ Health Care

*$100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.
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

ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended December 31, 2023. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Throughout this Report, and particularly in this Item 7, the forward-looking statements are based upon the Company’s current expectations, estimates and projections and that reflect the Company’s beliefs and assumptions based upon information available to the Company at the date of this Report. In some cases, you can identify these statements by words such as “may,” “might,” “could,” “will,” “should,” “expects,” “plans,” “anticipates,” “likely,” “believes,” “estimates,” “intends,” “forecasts,” “foresees,” “predicts,” “potential” or “continue,” and other similar terms. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and assumptions that are difficult to predict. The Company’s actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. The forward-looking statements include, but are not limited to, statements relating to the Company’s future financial performance, the ability to grow the Company’s business, increase the Company’s revenue, manage expenses, generate additional cash, achieve and maintain profitability, develop and commercialize existing and new products and applications, improve the performance of the Company’s worldwide sales and distribution network, and to the outlook regarding long term prospects. The Company cautions you not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. The Company undertakes no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K.
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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of the Company’s commitments that existed as of December 31, 2023.
The Company has omitted discussion of 2022 results where it would be redundant to the discussion previously included in Management's Discussion and Analysis of Financial Condition and Results of Operations on Form 10-K for the year ended December 31, 2022, which has been filed with the SEC.
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
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand,

Austria, France, Germany, Hong Kong, Japan, Switzerland, the United Kingdom and Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 37 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.
The Company’s trademarks include: “ACUTIP 500®,” “AVI™,” “AVICLEAR®,” “AVICOOL®,” “AVIANALYTICS™,” “CUCF®,” “CUTERA®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “GENESIS™,” “LASER GENESIS™,” “LIMELIGHT®,” “PICO GENESIS®,” “PICO TONING®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUSCULPT FLEX®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT ID®,” and “XEO®.” The Company’s logo and other Company trade names, trademarks, and service marks appearing in this document are the Company’s property. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, the Company’s trade names, trademarks and service marks referred to in this Annual Report on Form 10-K appear without the ® or TM symbols, but those references are not intended to indicate, in any way, that the Company will not assert, to the fullest extent under applicable law, the Company’s rights, or the right of the applicable licensor to these trade names, trademarks and service marks.
Products and Services
The Company derives revenue from the sale of products and services. Product revenue includes revenue from the sale of systems, hand pieces, upgrade of systems, and leasing and direct sales of AviClear devices (collectively “Systems” revenue); replacement hand pieces, truSculpt cycle refills, truFlex cycle refills, AviClear treatment fees, and single use disposable tips applicable to Secret RF (collectively “Consumables” revenue); and the sale of third-party manufactured skincare products (“Skincare” revenue). A system consists of a console that incorporates a universal graphic user interface, a laser and (or) an energy-based module, control system software and high voltage electronics, as well as one or more hand pieces. However, depending on the application, the laser or other energy-based module is sometimes contained in the hand piece, such as with the Company’s Pearl and Pearl Fractional applications, instead of within the console.
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
Skincare revenue relates to the distribution of ZO’s skincare products in Japan. The skincare products were purchased from a third-party manufacturer and sold to medical offices and licensed physicians. On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan. The Company acted as the principal in this arrangement, as the Company determined the price to charge customers for the skincare products and controlled the products before they were transferred to the customer.
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

The Company’s critical accounting policies are described in Note 1 “Summary of significant accounting policies”. The following critical accounting policies reflect the more significant estimates and assumptions used in the preparation of the Company's consolidated financial statements.
Inventory Valuation
The Company estimates an excess and obsolete inventory reserve based on expected inventory usage. The Company’s estimate of inventory consumption is based on historic consumption and sales patterns, expected future sales demand, and obsolescence, market opportunity, existent quality control issues, and actual and planned product releases. The Company develops an estimate of these factors through analysis of historic and budgeted data, and inquiries of manufacturing and sales departmental leaders. The Company evaluates the excess and obsolete model and the resulting reserve on a quarterly basis through review of historical inventory reserve and write-off patterns.
Income Taxes and Valuation Allowance
The Company estimates whether a valuation allowance is necessary for the Company’s deferred tax assets by evaluating evidence of the existence of sufficient taxable income within the permitted carryback and carryforward periods. The most significant deferred tax assets relate to the Company’s accumulated net operating losses of $290.1 million at December 31, 2023, and unutilized tax credit balance of $23.6 million at December 31, 2023. The Company considers positive and negative evidence in evaluating the likelihood that these net operating losses and tax credits can be utilized and places greatest reliance on the most objective available evidence, including the Company’s recent operating loss history or profitability by tax jurisdiction, the timing of the expiration of net operating losses, and credit carryforwards and potential reversal of deferred tax liabilities that would give rise to future taxable income.

Results of Operations
The following table sets forth selected consolidated financial data expressed as a percentage of net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Year Ended December 31,
	2023	2022	2021
Net revenue	100%	100%	100%
Cost of revenue	80%	45%	42%
Gross margin	20%	55%	58%

Operating expenses:
Sales and marketing	53%	42%	33%
Research and development	10%	10%	9%
General and administrative	30%	18%	14%
Total operating expenses	93%	71%	57%

Income (loss) from operations	(74)%	(15)%	1%

Amortization of debt issuance costs	(1)%	(1)%	—%
Interest on convertible notes	(6)%	(2)%	(1)%
Loss on extinguishment of convertible notes	—%	(14)%	—%
Gain on extinguishment of PPP loan	—%	—%	3%
Interest income (expense), net	4%	1%	—%
Other expense, net	—%	(2)%	(1)%
Income (loss) before income taxes	(76)%	(32)%	2%
Income tax expense	1%	1%	1%
Net income (loss)	(77)%	(33)%	1%

Net Revenue
The following table sets forth selected consolidated revenue by major geographic area and product category with changes thereof.

	Year Ended December 31,
(Dollars in thousands)	2023	% Change	2022	% Change	2021
Revenue mix by geography:
North America	$106,786	(17)%	$128,418	15%	$111,621
Japan	52,134	(20)%	64,921	(8)%	70,235
Rest of World	53,449	(10)%	59,060	20%	49,414
Consolidated total revenue	$212,369	(16)%	$252,399	9%	$231,270

North America as a percentage of total revenue	50%		51%		48%
Japan as a percentage of total revenue	25%		26%		31%
Rest of World as a percentage of total revenue	25%		23%		21%

Revenue mix by product category:
Systems - North America	$75,206	(24)%	$99,267	15%	$86,100
Systems - Rest of World (including Japan)	55,322	(15)%	65,292	22%	53,533
Total Systems	130,528	(21)%	164,559	18%	139,633
Consumables	25,302	16%	21,737	33%	16,401
Skincare	33,983	(20)%	42,500	(14)%	49,669
Total Products	189,813	(17)%	228,796	11%	205,703
Service	22,556	(4)%	23,603	(8)%	25,567
Total Net revenue	$212,369	(16)%	$252,399	9%	$231,270
Total Net Revenue
The Company’s total revenue decreased by $40.0 million, or 15.9%, for the year ended December 31, 2023, compared to 2022, mainly due to a decrease in revenue from System sales of $34.0 million. Skincare revenue decreased $8.5 million, of which $5.6 million reflects increased competition from alternative products and procedures and $2.9 million relates to adverse impact from the weakening Japanese Yen.
These decreases in total revenue were partially offset by an increase in consumables of $3.6 million, which was driven by an increase in AviClear treatment volumes of $6.9 million, partially offset by a decrease in other consumables revenue of $3.3 million attributable to an industry wide slow down.
The Company received FDA clearance related to its AviClear device in March 2022. From April 2022 through November 2022, the Company earned revenue from a limited commercial release and after November 2022 earned revenue from a full commercial release.
Foreign currency devaluations in Japan and Australia adversely impacted total revenue in 2023 by approximately $5.5 million.
Revenue by Geography
The Company’s North America revenue decreased by $21.6 million, or 16.8%, for the year ended December 31, 2023, compared to 2022. This decrease is due to a decrease of $24.1 million in Systems revenue, attributable to the tightening financing and economic environment, partially offset by $4.0 million in Consumables revenue driven by AviClear treatment revenue.

The Company's revenue in Japan decreased by $12.8 million, or 19.7%, for the year ended December 31, 2023, compared to 2022. This decrease was driven by a $8.5 million decrease in Skincare revenue and $4.0 million in systems revenue due to lower volumes and the devaluation of the Japanese Yen in 2023.
The Company’s Rest of World revenue decreased by $5.6 million, or 9.5%, for the year ended December 31, 2023, compared to 2022, driven by system softness in all geographies, specifically in global distributor markets and Australia.
Revenue by Product Type
Systems Revenue
Systems revenue in North America decreased by $24.1 million, or 24.2%, for the year ended December 31, 2023, compared to 2022, due to tightening financing markets and the macroeconomic environment in North America. The Rest of the World systems revenue decreased by $10.0 million, or 15.3%, compared to 2022, for the same reason.
Consumables Revenue
Consumables revenue increased by $3.6 million, or 16.4%, for the year ended December 31, 2023, compared to 2022. The increase was driven by an increase in AviClear treatment volumes of $6.9 million, partially offset by a decrease in other consumables revenue of $3.3 million attributable to an industry-wide slow down.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased $8.5 million, or 20.0%, for the year ended December 31, 2023, compared to 2022. This decrease is attributed to the competitive environment and the adverse impact from the weakening Japanese Yen. On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan.
Service Revenue
The Company’s Service revenue decreased $1.0 million, or 4.4%, for the year ended December 31, 2023, compared to 2022. This decrease was due to reduced service contracts in North America.
Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2023	Change	2022	Change	2021
Gross profit	$41,494	$(98,335)	$139,829	$6,724	$133,105
As a percentage of total net revenue	19.5%	(35.9)%	55.4%	(2.2)%	57.6%

Gross profit as a percentage of revenue for the year ended December 31, 2023, was 19.5%, compared to 55.4% in 2022.
Geographic and product revenue mix and the decline in revenue adversely impacted the Company’s gross margin rate by 5.0 percentage points. Increases in material costs, lower cost absorption attributable to lower production and inventory write-offs adversely impacted the Company’s gross margin rate by 11.3 percentage points. Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 13.3 percentage points. In the fourth quarter of fiscal year 2023, the Company incurred a loss, equivalent to an adverse gross margin impact of 2.7 percentage points, related to payments to be made to Jabil as compensation for expenses either previously incurred by Jabil or associated with the non-renewal of the Manufacturing Services Agreement. Other factors, including freight and clinical training, adversely impacted the Company's gross margin rate by 3.6 percentage points.
Sales and Marketing

	Year Ended December 31,
(Dollars in thousands)	2023	Change	2022	Change	2021
Sales and marketing	$113,003	$6,056	$106,947	$30,185	$76,762
As a percentage of total net revenue	53.2%	10.8%	42.4%	9.2%	33.2%

Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training. Sales and marketing expenses for the year ended December 31, 2023, increased $6.1 million, or 5.7%, compared to 2022.

The increase in sales and marketing expenses is attributable to headcount growth related to promoting and selling AviClear, particularly in relation to the increased sale commission expense, which increased by $4.7 million in fiscal year 2023. Another factor contributing to the increase was increased spending on consulting services, which increased by $2.9 million in fiscal year 2023. These increases were partially offset by a decrease in stock-based compensation expense of $1.6 million.
Research and Development (“R&D”)

	Year Ended December 31,
(Dollars in thousands)	2023	Change	2022	Change	2021
Research and development	$21,408	$(3,747)	$25,155	$3,587	$21,568
As a percentage of total net revenue	10.1%	0.1%	10.0%	0.7%	9.3%

R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses decreased by $3.7 million, or 14.9%, for the year ended December 31, 2023, compared to 2022.

The decrease in R&D expenses reflects a decrease in stock-based compensation expense of $1.3 million and a decrease in outside consultancy services utilized by the Company of $2.6 million.
General and Administrative (“G&A”)

	Year Ended December 31,
(Dollars in thousands)	2023	Change	2022	Change	2021
General and administrative	$63,313	$17,396	$45,917	$12,972	$32,945
As a percentage of total net revenue	29.8%	11.6%	18.2%	4.0%	14.2%

G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses. G&A expenses increased by $17.4 million, or 37.9%, for the year ended December 31, 2023, compared to 2022.

The increase in G&A expenses was primarily due to $12.3 million incurred in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders. Increases in the Company's allowance for credit losses resulted in an increase in expense of $6.4 million. These increases were partially offset by a decrease in stock-based compensation expense of $2.5 million, primarily resulting from the departure of several executives and Board directors during the year.

Interest and Other Income (Expense), Net
Interest and other income (expense), net, consists of the following:

	Year Ended December 31,
(Dollars in thousands)	2023	Change	2022	Change	2021
Amortization of debt issuance costs	$(2,236)	$(881)	$(1,355)	$(645)	$(710)
Interest on convertible notes	(11,780)	(6,122)	(5,658)	(3,144)	(2,514)
Loss on extinguishment of convertible notes	—	34,423	(34,423)	(34,423)	—
Gain on extinguishment of PPP loan	—	—	—	(7,185)	7,185
Interest income	9,191	5,964	3,227	3,210	17
Other expense, net	(244)	4,059	(4,303)	(1,880)	(2,423)
Interest and other income (expense), net	$(5,069)	$37,443	$(42,512)	$(44,067)	$1,555
Interest and other income (expense), net, changed from a net expense of $42.5 million in 2022 to $5.1 million in 2023.

In fiscal year 2022, the Company incurred a loss of $34.4 million associated with the partial extinguishment of the 2026 Notes. The increase in interest on convertible notes amounted to $6.1 million, primarily due to the issuance timing of the 2028 Notes and 2029 Notes. This increase in interest expense was offset by a corresponding increase in interest income of $6.0 million derived from marketable securities. Other expense, net, mainly consists of realized and unrealized foreign exchange gains and losses recognized during the fiscal year.
Income Tax Provision

	Year Ended December 31,
(Dollars in thousands)	2023	Change	2022	Change	2021
Income tax provision	$1,534	$(104)	$1,638	$315	$1,323
Income tax provision decreased $0.1 million, or 6.3%, for the year ended December 31, 2023, compared to 2022.
This decrease reflects reduced net earnings from the Company's foreign subsidiaries in 2023.
Liquidity and Capital Resources
Sources and Uses of Cash
The Company’s principal source of liquidity is cash generated from the issuance of convertible notes. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its cash requirements. The majority of the Company’s cash and cash equivalents is held in U.S. banks and its foreign subsidiaries maintain a limited amount of cash in their local banks to cover their short-term operating expenses.
As of December 31, 2023 and 2022, the Company had $181.4 million and $345.4 million of working capital, respectively. Cash and cash equivalents decreased by $2.3 million to $143.6 million as of December 31, 2023, from $145.9 million as of December 31, 2022, due to cash outflows for operations and the purchase of parts for the manufacturing of AviClear devices, partially offset by net proceeds from the maturities of marketable securities.
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In applying this accounting guidance, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and its unconditional obligations due over the next twelve months. In addition, management evaluates the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $162.8 million and $82.3 million for fiscal year ended December 31, 2023 and 2022, respectively.
The Company continues to develop plans and take proactive steps to grow its revenues and enhance its operations. These plans include a revised business model for AviClear and cost savings through workforce reductions, restructuring supplier and manufacturing relationships, and implementing other cost reduction strategies. The Company has also undertaken initiatives to improve inventory and receivables management. Company management’s current plans mitigate the unfavorable impact that the factors described above have had on the Company’s liquidity and believes that its current cash and cash equivalents balances will be sufficient to enable the Company to meet its obligations for at least the next twelve months from the date of this report. However, the Company’s liquidity assumptions may prove to be incorrect or it may fail to execute on its revised business model or its cost reduction strategies, and the Company could exhaust its available financial resources sooner than it currently anticipates. Additional factors considered in the Company's assessment include its current cash on hand, its forecast of future operating results for the next twelve months from the date of this report, and the actions the Company has taken to improve its liquidity.
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

Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes the Company’s cash, cash equivalents and restricted cash (in thousands):

	Year ended December 31,
(Dollars in thousands)	2023	2022	Change
Cash and cash equivalents	$143,612	$145,924	$(2,312)
Restricted cash	—	700	(700)
Marketable investments	—	171,390	(171,390)
Cash and cash equivalents	$143,612	$318,014	$(174,402)
Consolidated Cash Flow Data
In summary, the Company’s cash flows were as follows:

	Year ended December 31,
(Dollars in thousands)	2023	2022	2021
Cash flows provided by (used in):
Operating activities	$(137,870)	$(66,995)	$1,235
Investing activities	137,426	(194,182)	(944)
Financing activities	(2,568)	242,937	117,526
Net increase (decrease) in cash and cash equivalents	$(3,012)	$(18,240)	$117,817
Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2023, was $137.9 million, which reflected net loss, adjusted for non-cash items of $126.7 million.
The net cash used in operating activities was also adversely impacted by an increase in working capital of $11.2 million. The increase in the Company's working capital primarily resulted from the decreases in accounts payable and accrued liabilities, reflecting proactive measures by the Company's management to reduce the aging of payables and obligations.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2023, was $137.4 million, due to net proceeds from the maturities of marketable securities of $170.4 million, partially offset by capital expenditures of $33.0 million.
Cash Flows from Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023, was $2.6 million, which relates primarily to taxes paid related to net share settlement of employee equity awards.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents, including marketable securities, of $143.6 million, as of December 31, 2023.
For the fiscal year ended December 31, 2023, the Company’s principal source of liquidity was cash generated from proceeds received from the issuance of the Convertible Notes in March 2021, May 2022, and December 2022. The Company has reported operating losses in recent quarters and intends to use its remaining cash resources to develop plans and take proactive steps to grow revenue and enhance its operations as further explained in the preceding Sources and Uses of Cash section.
The Company believes that the existing cash and cash equivalents will be sufficient to meet the Company’s anticipated cash needs for at least the next 12 months from the date the financial statements are issued.
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheets. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchasers’ fees.
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
In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheets. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchasers fees.
The Company's Loan and Security Agreement for the Revolving Line of Credit, which was entered on July 9, 2020, was terminated by the Company on April 3, 2024.
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
The circumstances described in the bullets of the paragraph above were not met during any fiscal quarter during 2023. As of December 31, 2023, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2023, the 2026 Notes have been included as Long-term debt on the consolidated balance sheets.
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

The circumstances described in the bullets in the paragraph above were not met during any fiscal quarter during 2023. As of December 31, 2023, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2023, the 2028 Notes have been included as Long-term debt on the consolidated balance sheets.

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

The circumstances described in the bullets in the paragraph above were not met during any fiscal quarter during 2023. As of December 31, 2023, the 2029 Notes are not convertible.The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2023, the 2029 Notes have been included as Long-term debt on the consolidated balance sheets.

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

Interest Rate and Market Risk
As of December 31, 2023, the Company had not drawn on the Revolving Line of Credit. On April 3, 2024, the Loan and Security Agreement for the Revolving Line of Credit was terminated by the Company. Interest rate sensitivity is primarily influenced by any amount borrowed on the line of credit and the prevailing interest rate on the line of credit facility. The effective interest rate on the line of credit facility is based on a floating per annum rate equal to the Prime rate. The Prime rate was 8.50% as of December 31, 2023.
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
Foreign Exchange Fluctuations
The Company generates revenue in Japanese Yen, Euros, Australian Dollars, Canadian Dollars, British Pounds, Swiss Francs, Hong Kong Dollars, and New Zealand Dollars. Additionally, a portion of the Company’s operating expenses, and assets and liabilities are denominated in each of these currencies. Therefore, fluctuations in these currencies against the U.S. dollar could materially and adversely affect the Company’s results of operations upon translation of the Company’s revenue denominated in these currencies, as well as the re-measurement of the Company’s international subsidiaries’ financial statements into U.S. dollars.
In 2023, the Company experienced an adverse impact on revenues and net loss of devaluations in the currencies of Japan, Europe and Australia. These devaluations adversely impacted total revenue and net loss in 2023 by approximately $5 million and $6 million, respectively. As of December 31, 2023, the effect of a hypothetical 10% unfavorable change in exchange rates on currencies denominated in other than their functional currency would result in a potential reduction of future revenue and increase in the Company's net loss in the consolidated statements of operations of approximately $5 million and $1 million, respectively.

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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Cutera, Inc.
Brisbane, California
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Cutera, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated May 10, 2024 expressed an adverse opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters do not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition – Contracts with International Distributors
The Company recognized total net revenue of approximately $212.4 million for the year ended December 31, 2023. As described in Note 1 to the consolidated financial statements, the Company recognizes revenue in a manner that best depicts the transfer of control of promised products or services to the customer, in an amount that reflects the consideration to which the Company expects to be entitled. The Company’s contracts with customers may include, individually, or in combination, systems, extended service contracts, training, marketing support and accessories. Certain of the Company’s contracts, which include some with international distributors, can include non-standard payment and other sales terms that can impact management’s conclusions as to the determination of the transaction price and/or whether control has transferred to the customer. Management applies significant effort and judgment in evaluating the impact of these non-standard payment and sales terms on revenue recognition.
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
Valuation of Long-Term Inventories
As described in Note 1 to the consolidated financial statements, the Company’s consolidated inventories are stated at the lower of cost or net realizable value. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. As further described in Note 5, valuation adjustments for excess and obsolete inventory, reflected as a reduction of long-term inventory at December 31, 2023, was $12.8 million. The Company’s long-term inventories relate to AviClear devices, and parts for device manufacturing, not expected to be sold in the twelve months ended December 31, 2024.
We identified the valuation of long-term inventories as a critical audit matter due to the significant judgments and estimates required by management. Determining whether a decline in value has occurred requires significant judgments related to: (i) the appropriateness of the inventory valuation methodology related to long-term inventories, (ii) the expected obsolescence, and (iii) the future demand for units on hand over multiple years based on market size and historical sales of existing and legacy systems. Auditing these judgments was especially challenging and involved subjective auditor judgment due to the nature and extent of audit effort required to address these matters.
The primary procedures we performed to address this critical audit matter included:
•Evaluating the appropriateness of management’s inventory valuation methodology related to long-term inventories by considering certain qualitative and quantitative factors which include: (i) assessing historical changes in product composition to determine expected obsolescence, (ii) verifying the reliability of historical data for existing and legacy systems, (iii) assessing pricing trends of existing and legacy systems, and (iv) assessing potential changes in market and other conditions over the period during which the long-term inventory is expected to be sold.
•Testing the completeness and accuracy of certain reports used in management’s long-term inventory valuation analysis by agreeing certain inputs to underlying support.
•Assessing the reasonableness of certain assumptions related to future demand by: (i) considering market opportunity based on review of relevant industry reports, (ii) comparing to sales trends and total unit sales for existing and legacy systems, and (iii) comparing the forecast to available actual results.

/s/ BDO USA, P.C.
We have served as the Company's auditor since 2014.
San Francisco, California
May 10, 2024

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Cutera, Inc.
Brisbane, California
Opinion on Internal Control over Financial Reporting
We have audited Cutera, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and schedule (collectively referred to as “the consolidated financial statements”) and our report dated May 10, 2024, expressed an unqualified opinion thereon.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and described in management’s assessment. These material weaknesses related to Management’s failure to design and maintain effective controls over financial reporting, specifically related to the following: (1) information technology controls (“ITGCs”) including segregation of duties, user access, and reports produced by certain information technology (“IT”) systems that support the Company’s financial reporting process including those related to implementation of an Enterprise Resource Planning (“ERP”) system; (2) inventory controls related to completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; (3) controls related to completeness and accuracy of expense for routine and non-routine equity-based awards; (4) the design, maintenance, and monitoring of a risk assessment program at a sufficiently precise level to identify new and evolving risks related to accounting policies, procedures, and related controls performed over areas including, but not limited to, inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Consequently, the Company failed to timely implement new controls to respond to changes in the business and leadership.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated May 10, 2024 on those financial statements.
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

/S/ BDO USA, P.C.
San Francisco, California
May 10, 2024

CUTERA, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$143,612	$145,924
Marketable investments	—	171,390
Accounts receivable, net of allowance for credit losses of $9,878 and $2,497, respectively	43,121	45,562
Inventories	62,600	63,628
Other current assets and prepaid expenses	19,852	24,036
Restricted cash	—	700
Total current assets	269,185	451,240
Long-term inventories	16,283	—
Property and equipment, net	37,275	40,368
Deferred tax assets	579	590
Operating lease right-of-use assets	10,055	12,831
Goodwill	1,339	1,339
Other long-term assets	11,575	14,620
Total assets	$346,291	$520,988
Liabilities and Stockholders’ Deficit
Current liabilities:
Accounts payable	$19,829	$33,736
Accrued liabilities	55,055	57,452
Operating lease liabilities	2,441	2,810
Deferred revenue	10,422	11,841
Total current liabilities	87,747	105,839
Deferred revenue, net of current portion	1,494	1,657
Operating lease liabilities, net of current portion	8,887	11,352
Convertible notes, net of unamortized debt issuance costs of $10,430 and $12,666, respectively	418,695	416,459
Other long-term liabilities	1,298	862
Total liabilities	518,121	536,169
Commitments and contingencies (Note 13).
Stockholders’ deficit:
Common stock, $0.001 par value: Authorized: 50,000,000 shares; Issued and outstanding: 19,960,622 and 19,668,603 shares at December 31, 2023 and 2022, respectively	20	20
Additional paid-in capital	131,496	125,406
Accumulated other comprehensive loss	—	(94)
Accumulated deficit	(303,346)	(140,513)
Total stockholders’ deficit	(171,830)	(15,181)
Total liabilities and stockholders’ deficit	$346,291	$520,988
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net revenue:
Products	$189,813	$228,796	$205,703
Service	22,556	23,603	25,567
Total net revenue	212,369	252,399	231,270
Cost of revenue:
Products	158,299	100,254	83,048
Service	12,576	12,316	15,117
Total cost of revenue	170,875	112,570	98,165
Gross profit	41,494	139,829	133,105
Operating expenses:
Sales and marketing	113,003	106,947	76,762
Research and development	21,408	25,155	21,568
General and administrative	63,313	45,917	32,945
Total operating expenses	197,724	178,019	131,275
Income (loss) from operations	(156,230)	(38,190)	1,830
Interest and other income (expense), net:
Amortization of debt issuance costs	(2,236)	(1,355)	(710)
Interest on Convertible notes	(11,780)	(5,658)	(2,514)
Loss on extinguishment of convertible notes	—	(34,423)	—
Gain on extinguishment of PPP loan	—	—	7,185
Interest income	9,191	3,227	17
Other expense, net	(244)	(4,303)	(2,423)
Total interest and other income (expense)	(5,069)	(42,512)	1,555
Income (loss) before income taxes	(161,299)	(80,702)	3,385
Income tax expense	1,534	1,638	1,323
Net income (loss)	$(162,833)	$(82,340)	$2,062

Net income (loss) per share:
Basic	$(8.19)	$(4.39)	$0.12
Diluted	$(8.19)	$(4.39)	$0.11

Weighted-average number of shares used in per share calculations:
Basic	19,885	18,747	17,891
Diluted	19,885	18,747	18,362
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(162,833)	$(82,340)	$2,062
Other comprehensive income (loss):
Net change in unrealized gain (loss) on available-for-sale investments	94	(94)	—
Other comprehensive income (loss), net of tax	94	(94)	—
Comprehensive income (loss)	$(162,739)	$(82,434)	$2,062
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at December 31, 2020	17,679,232	$18	$117,097	$(60,235)	$—	$56,880
Issuance of common stock for employee purchase plan	59,635	—	1,184	—	—	1,184
Exercise of stock options	71,798		1,581	—	—	1,581
Purchase of capped call	—	—	(16,134)	—	—	(16,134)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	184,679	—	(2,176)	—	—	(2,176)
Stock-based compensation expense	—	—	13,172	—	—	13,172
Net income	—	—	—	2,062	—	2,062
Balance at December 31, 2021	17,995,344	$18	$114,724	$(58,173)	$—	$56,569

Issuance of common stock for employee purchase plan	49,306	—	1,873	—	—	1,873
Exercise of stock options	39,960	—	850	—	—	850
Purchase of capped call, inclusive of issuance costs of $452	—	—	(57,132)	—	—	(57,132)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	229,645	—	(5,256)	—	—	(5,256)
Stock-based compensation expense	—	—	14,400	—	—	14,400
Issuance of common stock in repayment of convertible notes	1,354,348	2	55,947	—	—	55,949
Net loss	—	—	—	(82,340)	—	(82,340)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	(94)	(94)
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)

Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	42,234	—	612	—	—	612
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	197,999	—	(3,297)	—	—	(3,297)
Stock-based compensation expense	—	—	8,064	—	—	8,064
Net loss	—	—	—	(162,833)	—	(162,833)
Net change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	94	94
Balance at December 31, 2023	19,960,622	$20	$131,496	$(303,346)	$—	$(171,830)
The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(162,833)	$(82,340)	$2,062
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	8,064	14,400	13,172
Depreciation and amortization	8,575	2,621	1,344
Amortization of contract acquisition costs	8,847	3,200	1,857
Amortization of debt issuance costs	2,236	1,355	710
Unrealized loss on foreign exchange forward	—	558	—
Impairment of capitalized cloud computing costs	—	—	182
Change in deferred tax assets	11	188	(135)
Provision for credit losses	7,381	1,787	87
Accretion of discount on investment securities and investment income, net	1,048	—	—
Loss on disposal of property and equipment	—	168	—
Gain on extinguishment of PPP loan	—	—	(7,185)
Loss on extinguishment of convertible notes	—	34,423	—
Changes in assets and liabilities:
Accounts receivable	(4,940)	(15,900)	(9,574)
Inventories	15,574	(36,305)	(10,936)
Other current assets and prepaid expenses	4,137	(10,049)	(5,765)
Other long-term assets	(6,243)	(8,091)	(7,128)
Accounts payable	(14,866)	20,979	1,207
Accrued liabilities	(3,221)	3,282	21,608
Operating leases, net	(58)	56	141
Deferred revenue	(1,582)	2,673	(412)
Net cash provided by (used in) operating activities	(137,870)	(66,995)	1,235
Cash flows from investing activities:
Acquisition of property and equipment	(33,010)	(22,698)	(1,015)
Disposal of property and equipment	—	—	71
Proceeds from maturities of marketable investments	193,903	158,000	—
Purchase of marketable investments	(23,467)	(329,484)	—
Net cash provided by (used in) investing activities	137,426	(194,182)	(944)
Cash flows from financing activities:
Proceeds from exercise of stock options and employee stock purchase plan	1,323	2,723	2,765
Purchase of capped call	—	(56,680)	(16,134)
Payment of issuance costs of capped call	—	(352)	—
Proceeds from issuance of convertible notes	—	360,000	138,250
Payment of issuance costs of convertible notes	—	(11,202)	(4,717)
Extinguishment of convertible notes	—	(45,776)	—
Taxes paid related to net share settlement of equity awards	(3,297)	(5,256)	(2,176)
Payments on finance lease obligation	(594)	(520)	(462)
Net cash provided by (used in) financing activities	(2,568)	242,937	117,526
Net increase (decrease) in cash, cash equivalents, and restricted cash	(3,012)	(18,240)	117,817
Cash, cash equivalents, and restricted cash at beginning of year	146,624	164,864	47,047
Cash, cash equivalents, and restricted cash at end of year	$143,612	$146,624	$164,864
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,696	$5,486	$1,663
Cash paid for income taxes, net of refunds	$1,418	$2,004	$891
Supplemental non-cash investing and financing activities:
Issuance of common stock in repayment of convertible notes	$—	$55,947	$—
Assets acquired under finance lease	$1,853	$689	$828
Assets acquired under operating lease	$57	$908	$123
Extinguishment of PPP loan	$—	$—	$7,185
Debt issuance cost accrued	$—	$635	$—
Capped call costs accrued	$—	$100	$—
Transfer of inventory to property and equipment	$—	$12,180	$—
Transfer of property and equipment to inventory	$27,757	$—	$—
Acquisition of property, equipment and software	$5,090	$4,131	$—

The accompanying notes are an integral part of these consolidated financial statements.

CUTERA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes third-party manufactured skincare products and Secret PRO and Secret RF systems and consumables. The Company currently markets the following system platforms: AviClear, enlighten, excel, truSculpt, Secret PRO, Secret RF, and xeo — each of which enables medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems. The sale of systems, hand pieces, upgrade of systems, and leasing and direct sales of AviClear devices (collectively “Systems” revenue); replacement hand pieces, truSculpt cycle refills, truFlex cycle refills, AviClear treatment fees, and single use disposable tips applicable to Secret RF (“Consumables” revenue); and the distribution of third-party manufactured skincare products (“Skincare”) revenue are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts and service parts and labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, Switzerland, the United Kingdom and Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 37 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.
Liquidity and Management’s Plans
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $162.8 million and $82.3 million for the years ended December 31, 2023 and 2022.
The Company believes that it will continue as a going concern for the twelve months from the issuance of its consolidated financial statements. The accompanying consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear announced in November 2023, which entails transitioning from a lease model to a direct sales model, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023, restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives. There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.
Basis of Presentation
The Consolidated Financial Statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Reclassification
Certain reclassifications of prior period amounts have been made in the Company's consolidated statement of cash flows to conform to the current period presentation. These reclassifications had no effect on the reported net changes in operating, investing and financing activities, as well as net change in cash, cash equivalents, and restricted cash.
Certain reclassifications of prior period amounts have been made in the Company's consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on the reported net income (loss).
Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, continued acceptance of the Company's products, stability of global financial markets, cybersecurity breaches and other disruptions that could compromise the Company’s information or results, business disruptions that are caused by natural disasters or pandemic events, management of international activities, competition from substitute products and larger companies, the Company's ability to obtain and maintain regulatory approvals, government regulations and oversight, patent and other types of litigation, the Company's ability to protect proprietary technology from counterfeit versions of the Company's products and its intellectual property rights generally, the successful execution of new product launches, the continuation of strategic relationships, such as the Company's distribution of third-party products, and dependence on key individuals.
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
Recently Issued Accounting Pronouncements Not Yet Adopted by the Company
In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” to enhance the transparency and usefulness of income tax disclosures. The update requires enhancements to the annual rate reconciliation, including disclosure of specific categories and additional information for reconciling items meeting a quantitative threshold. The update also requires disclosure of income taxes paid disaggregated by federal, state and foreign taxes, and individual jurisdictions meeting a quantitative threshold. The amendments in this update are effective for public business entities for annual periods beginning after December 15, 2024, and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on the Company's financial statement disclosures.
In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The Company is currently evaluating the effect that the updated standard will have on the Company's financial statement disclosures.

Revenue recognition
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 11%, 8%, and 11%, respectively, of the Company’s total revenue for the years ended December 31, 2023, 2022, and 2021.
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
The Company leases certain AviClear devices to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. In the fourth quarter of 2023, the Company announced a change in the AviClear business strategy and moved towards a direct sales model rather than a leasing model, whereby certain existing lessees were offered an option to purchase the leased AviClear device. For the devices under the leasing model, the Company classifies its lease income and direct sales as product revenue and classifies the AviClear lease contracts as operating leases. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized as consumable revenue in the period the treatment protocol is initiated.
The Company's payment terms for its system consoles and other accessories require payment within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.
Consumables and other accessories

The Company classifies its customers' purchases of replacement cycles for truSculpt and truFlex, as well as replacement hand pieces, xeo and truSculpt 3D hand pieces, AviClear treatment fee revenue, and single use disposable tips applicable to Secret PRO, and Secret RF as Consumable revenue. The Secret PRO and Secret RF products' single use disposable tips must be replaced after every treatment. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. Revenue for consumables and other accessories is recognized when products are shipped to customers.
Skincare products
The Company sold third-party manufactured skincare products in Japan. The skincare products were purchased from a third-party manufacturer and sold to medical offices and licensed physicians. The Company warranted that the skincare products are free of significant defects in workmanship and materials for 90 days from shipment. On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement with ZO USA and its Japanese subsidiary, ZO Skin Health GK (“ZO Japan” and together with ZO USA and their affiliates, “ZO”), which terminated all agreements related to the distribution by the Company of ZO’s products in Japan. The Company acted as the principal in this arrangement, as the Company determined the price to charge customers for the skincare products and controlled the products before they were transferred to the customer. The Company recognized revenue for skincare products at a point in time upon shipment.
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
•Service contracts: SSP is based on observable price when sold on a standalone basis to similar customers.
Deferred Sales Commissions
Incremental costs of obtaining a contract which consist primarily of commissions and related payroll taxes, are capitalized, and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.
Total capitalized costs for the years ended December 31, 2023 and December 31, 2022 were $1.0 million and $2.0 million, respectively. Amortization expenses for these assets were $2.4 million, $2.4 million and $1.9 million, respectively, during the years ended December 31, 2023, 2022 and 2021 and were included in sales and marketing expense in the Company’s consolidated statement of operations. Total capitalized costs as of December 31, 2023 and December 31, 2022 were $2.4 million and $3.8 million, respectively, and are included in Other long-term assets in the Company’s consolidated balance sheet.
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
Financial instruments consist of cash and cash equivalents, restricted cash, accounts receivables, derivative financial instruments, accounts payables, and accrued liabilities. Cash and cash equivalents, restricted cash, accounts receivables, accounts payables, and accrued liabilities are stated at their carrying value, which approximates fair value due to their short-term nature. Cash equivalents are stated at fair value on a recurring basis as disclosed in Note 3 below.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.
Allowance for Sales Returns and Credit Losses
The allowance for sales returns represents the Company’s estimate of potential future product returns and other allowances related to current period product revenue, based on the Company's analysis of historical returns and current economic trends.
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
The Company is also subject to risks related to changes in the value of the Company’s significant balance of financial instruments. Financial instruments that potentially subject the Company to concentrations of risk consist principally of cash, cash equivalents, marketable investments, and accounts receivable. The Company’s cash and cash equivalents are primarily invested in deposits and money market accounts with two major financial institutions in the U.S. In addition, the Company has operating cash balances in banks in each of the international locations in which it operates. Deposits in these banks may exceed the federally insured limits or any other insurance provided on such deposits, if any. The Company has accounts with Silicon Valley Bank (“SVB”). On March 10, 2023, California regulators shut down SVB and the FDIC was appointed as SVB’s receiver.
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

Accounts receivable are recorded net of an allowance for credit losses and are typically unsecured and are derived from revenue earned from worldwide customers. The Company controls credit risk through credit approvals, credit limits, and monitoring procedures. The Company performs credit evaluations of its customers and maintains an allowance for potential credit losses. As of December 31, 2023 and 2022, no customer represented more than 10% of the Company’s net accounts receivable. During the years ended December 31, 2023, 2022, and 2021, domestic revenue accounted for 42%, 43%, and 42%, respectively, of total revenue, while international revenue accounted for 58%, 57% and 58%, respectively, of total revenue. No single customer represented more than 10% of total revenue for any of the years ended December 31, 2023, 2022, and 2021.
Distribution of Third-Party Products
The Company generated revenue from the distribution of skincare products, which were manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the years ended December 31, 2023, 2022, and 2021 revenue from the distribution of skincare products was $34.0 million, $42.5 million, and $49.7 million, respectively, representing 16%, 17%, and 21% of the Company’s consolidated revenue, respectively.
On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan, as further disclosed in Note 16. Subsequent Events to the Company's consolidated financial statements.
The Company generates revenue from the distribution of the Secret systems, which are manufactured by Ilooda Co. Ltd. (“ilooda”). The Company is the exclusive distributor for all systems sold in North America and the United Kingdom; the exclusive distributor for certain systems in France and Spain; and the non-exclusive distributor for systems sold in Austria and Germany. In the years ended December 31, 2023, 2022, and 2021, revenue from the distribution of Secret products was $9.2 million, $14.8 million, and $12.3 million, respectively, representing 4%, 6%, and 5% of the Company’s consolidated revenue, respectively. The Company‘s ilooda distribution agreement expires on June 30, 2026.
In March 2023, Serendia, LLC (“Serendia”) filed patent infringement complaints against the Company regarding the Secret RF and Secret Pro systems distributed by the Company on behalf of ilooda. The complaints alleged infringement of six Serendia patents. Serendia and ilooda have moved to terminate the ITC Investigation as to ilooda and Cutera on the basis of settlement with Serendia. The ITC investigation as to ilooda and the Company was terminated as of April 10, 2024 and the Delaware litigation was dismissed as of April 3, 2024.
Supplier concentration
The Company relies on third parties for the supply of components of its products, as well as third-party logistics providers. In instances where these parties fail to perform their obligations, the Company may be unable to find alternative suppliers or satisfactorily deliver its products to its customers. The Company largest supplier provided approximately 7%, 10% and 14% of the Company's total purchases in the years ended December 31, 2023, 2022, and 2021, respectively.
Inventories
Inventories are stated at the lower of cost or net realizable value, cost being determined on a standard cost basis which approximates actual cost on a first-in, first-out basis. Net realizable value is the estimated selling prices in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventory is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions.
The Company includes demonstration units within inventories. Demonstration units are carried at cost and amortized over an estimated economic life of two years. Amortization expense related to demonstration units is recorded in products cost of revenue or in the respective operating expense line based on which function and purpose for which the demonstration units are being used. Proceeds from the sale of demonstration units are recorded as revenue and all costs incurred to refurbish the systems prior to sale are charged to product cost of revenue. As of December 31, 2023 and 2022, demonstration inventories, net of accumulated depreciation, included in finished goods inventory was $5.8 million and $5.7 million, respectively.

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
Depreciation expense related to property and equipment for the years ended December 31, 2023, 2022 and 2021, was $8.1 million, $2.2 million, and $1.3 million, respectively. Amortization expense for vehicles leased under capital leases is included in depreciation expense.
Capitalized Cloud Computing Set-up Cost
The Company capitalizes certain set-up costs for the Company’s cloud computing arrangements. The capitalized implementation costs are then amortized over the term of the cloud computing arrangement inclusive of expected contract renewals, which are generally three years to ten years. As of December 31, 2023 and 2022, the Company had capitalized cloud computing set-up costs with a carrying amount of $0.4 million and $0.4 million, respectively, in Other current assets and prepaid expenses, and $3.1 million and $3.5 million, respectively, in Other long-term assets. During the years ended December 31, 2023, 2022, and 2021, there was $0.4 million, $0.4 million, and zero, amortization expense recorded, respectively. The Company periodically assesses the capitalized asset for impairment and, when required, will record an associated impairment loss.
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
As of December 31, 2023, there has been no impairment of goodwill. All acquired intangible assets have been fully amortized as of December 31, 2023.
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
Accounting for Leases as a Lessee
The Company adopted a right-of-use ("ROU") model requiring lessees to record a right-of-use asset ("ROU asset") and lease obligations on the balance sheet for all leases with terms longer than 12 months. The Company determines if an arrangement is a lease at inception. Where an arrangement is a lease the Company determines if it is an operating lease or a finance lease. At lease commencement, the Company records a lease liability and corresponding ROU asset. Lease liabilities represent the present value of the Company’s future lease payments over the expected lease term which includes options to extend or terminate the lease when it is reasonably certain those options will be exercised. The present value of the Company’s lease liability is determined using its incremental collateralized borrowing rate at lease inception. ROU assets represent its right to control the use of the leased asset during the lease and are recognized in an amount equal to the lease liability for leases with an initial term greater than 12 months. Over the lease term (operating leases only), the Company uses the effective interest rate method to account for the lease liability as lease payments are made and the ROU asset is amortized to consolidated statements of operations in a manner that results in straight-line expense recognition. The Company does not apply lease recognition requirements for short-term leases. Instead, the Company recognizes payments related to these arrangements in the consolidated statements of operations as lease costs on a straight-line basis over the lease term.
Accounting for Leases as a Lessor
The Company leases certain AviClear devices to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. The Company classifies its lease income as product revenue and classifies the AviClear contracts as operating leases. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized as consumable revenue in the period the treatment protocol is initiated.
See Note 13 to the consolidated financial statements for more information regarding leasing arrangements.
Cost of Revenue
Cost of revenue consists primarily of material, finished and semi-finished products purchased from third-party manufacturers, labor including stock-based compensation expenses, overhead involved in the Company's internal manufacturing processes, service contracts, technology license amortization and royalties, costs associated with equipment leasing, costs associated with product warranties and any inventory write-downs.
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
Advertising Costs
Advertising costs are included as part of sales and marketing expense and are expensed as incurred. Advertising expenses for 2023, 2022 and 2021 were $4.5 million, $4.9 million and $2.1 million, respectively.
Stock-based Compensation
The Company accounts for stock-based employee compensation plans using the fair value recognition and measurement provisions under U.S. GAAP. The Company’s share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense on a straight-line basis over the requisite service period.
The fair value of restricted stock units (“RSUs”) granted are measured on the grant date. The fair value of Performance Stock Units (“PSUs”) that have operational measurement goals are measured on the grant date using the closing price of the Company’s common shares on the grant date.
The fair value of each option is determined using the Black-Scholes option pricing model, which used the following inputs:

Expected Term: The expected term represents the weighted-average period that the stock options are expected to be outstanding prior to being exercised. The Company determines expected term based on historical exercise patterns and its expectation of the time it will take for employees to exercise options still outstanding.
Expected Volatility: For the underlying stock price volatility of the Company’s stock, the Company estimates volatility based on the historical volatility of the Company's stock price.
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
Income Taxes
The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the Company’s provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws.
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Under this method, the Company recognizes deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as for loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the tax rates that are expected to apply to taxable income for the years in which those tax assets and liabilities are expected to be realized or settled. The Company recognizes the deferred income tax effects of a change in tax rates in the period of enactment. The Company records a valuation allowance to reduce the Company’s deferred tax assets to the net amount that the Company believes is more likely than not to be realized.
The Company recognizes tax benefits from uncertain tax positions if the Company believes that it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. Although the Company believes it has adequately reserved for the Company’s uncertain tax positions (including net interest and penalties), the Company can provide no assurance that the final tax outcome of these matters will not be different. The Company makes adjustments to these reserves in accordance with income tax accounting guidance when facts and circumstances change, such as the closing of a tax audit. To the extent that the final tax outcome of these matters is different from the amounts recorded, such differences may impact the provision for income taxes in the period in which such determination is made. The Company records interest and penalties related to the Company’s uncertain tax positions in the Company’s provision for income taxes.
The Company’s effective tax rates have differed from the statutory rate primarily due to changes in the valuation allowance and certain benefits realized related to stock option activity. The Company’s current effective tax rate does not assume U.S. taxes on undistributed profits of foreign subsidiaries. These earnings could become subject to incremental foreign withholding or U.S. federal and state taxes, should they either be deemed or actually remitted to the U.S. The Company’s future effective tax rates could be adversely affected by earnings being lower in countries where the Company has lower statutory rates and being higher in countries where the Company has higher statutory rates, or by changes in tax laws, accounting principles, interpretations thereof, net operating loss carryback, research and development tax credits, and due to changes in the valuation allowance of its U.S. deferred tax assets. In addition, the Company is subject to the examination of the Company’s income tax returns by the Internal Revenue Service and other tax authorities. The Company regularly assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the Company’s provision for income taxes.
Undistributed earnings of the Company’s foreign subsidiaries at December 31, 2023 are considered to be indefinitely reinvested and, accordingly, no provision for state income taxes has been provided thereon. Due to the Transition Tax and Global Intangible Low-Tax Income (“GILTI”) regimes as enacted by the 2017 Tax Act, those foreign earnings will not be subject to federal income taxes when actually distributed in the form of a dividend or otherwise. The Company, however, could still be subject to state income taxes and withholding taxes payable to various foreign countries. The amounts of taxes which the Company could be subject to are not material to the accompanying financial statements.
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
Foreign Currency
The U.S. Dollar is the functional currency of the Company’s subsidiaries and the Company’s reporting currency. Monetary assets and liabilities are re-measured into U.S. Dollars at the applicable period end exchange rate. Sales and operating expenses are re-measured at average exchange rates in effect during each period. Gains resulting from foreign currency transactions included in net income (loss) were $0.3 million in the year ended December 31, 2023 and losses were $3.6 million and $1.8 million in the years ended December 31, 2022 and 2021, respectively. The effect of exchange rate changes on cash and cash equivalents was insignificant for the years ended December 31, 2023, 2022 and 2021.
Segments
The Company operates in one segment and reports segment information in accordance with ASC 280, Segment Reporting. Management uses one measure of profitability and does not segregate its business for internal reporting. Revenue is attributed to a geographic region based on the location of the end customer. See Note 12. Segment Information and Revenue by Geography and Products for details relating to revenue by geography.

NOTE 2.    CASH, CASH EQUIVALENTS, MARKETABLE SECURITIES, AND RESTRICTED CASH
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
The Company's cash and cash equivalents was $143.6 million as of December 31, 2023. There were no marketable investments or restricted cash as of December 31, 2023. The following table summarizes the Company's cash and cash equivalents and marketable investments (in thousands) as of December 31, 2022:

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
At December 31, 2022, the net unrealized losses were $0.1 million, and were related to interest rate changes on available-for-sale marketable investments. No securities were in an unrealized loss position for more than 12 months. The restricted cash balance related to an outstanding letter of credit for $0.7 million provided to a supplier.

NOTE 3.    FAIR VALUE OF FINANCIAL INSTRUMENTS
The Company measures certain financial assets at fair value, including cash and cash equivalents.
As of December 31, 2023, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

December 31, 2023	Level 1	Level 2
Cash equivalents:
Money market funds	$123,387	$—
Total	$123,387	$—
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
The Company's cash, accounts receivable, and accounts payable are reflected on the accompanying consolidated balance sheets at cost, which approximated estimated fair value due to short-term nature of such accounts, using Level 1 inputs. The Company classifies its money market funds and available-for-sale securities within Level 1 because they are valued based on quoted market prices in active markets.
The Company classifies its derivative financial instruments within Level 2 because they are valued using inputs other than quoted prices that are directly or indirectly observable in the market, including readily-available pricing sources for the identical underlying security which may not be actively traded. None of the Company's financial instruments were classified as Level 3 as of December 31, 2023 and 2022.
See Note 14. Debt for the carrying amount and estimated fair value of the Company’s 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), 2.25% Convertible Senior Notes due 2028 (the “2028 Notes”) and, 4.00% Convertible Senior Notes due 2029 (the “2029 Notes”), together with the 2026 Notes and 2028 Notes, (the “Convertible Notes”).

NOTE 4.    DERIVATIVE INSTRUMENTS
The Company uses foreign currency exchange forward contracts to manage the impact of currency exchange fluctuations on earnings and cash flows. The Company does not enter into derivative instruments for speculative purposes. The Company is exposed to potential credit loss in the event of nonperformance by counterparties on its outstanding derivative instruments but the Company does not anticipate nonperformance by any of its counterparties. Should a counterparty default, the Company's maximum loss exposure would be the potential asset balance of the instrument.
The cash flow effect of the derivative instruments settlement is recorded in cash flows from operations.
There were no derivative instruments outstanding as of December 31, 2023 and the dollar amounts of outstanding derivative instruments as of December 31, 2022 is presented in thousands below:

December 31, 2022	Classification	Foreign Exchange Forward
(Dollars in thousands)
Gross notional amount	N/A	$6,128
Fair value	Accrued liabilities	$558
Unrealized loss	Other income (expense), net	$(558)

NOTE 5.    BALANCE SHEET DETAIL
Inventories
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at December 31, 2023 and 2022, were $13.0 million and $3.6 million, respectively.
Inventories of these adjustments, consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$36,970	$36,323
Work in process	889	2,117
Finished goods	24,741	25,188
Total	$62,600	$63,628
Long-term inventories
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of long-term inventory at December 31, 2023, was $12.8 million. The Company’s long-term inventories relate to AviClear devices, and parts for device manufacturing, not expected to be sold in the twelve months ended December 31, 2024.
Long-term inventories of these adjustments, consist of the following (in thousands):

	December 31,
	2023	2022
Raw materials	$8,672	$—
Work in process	2,049	—
Finished goods	5,562	—
Total	$16,283	$—
Other current assets and prepaid expenses
Other current assets and a prepaid expenses, consists of the following (in thousands):

	December 31,
	2023	2022
Deposits with vendors	$9,501	$13,917
Foreign tax receivable	6,307	7,147
Prepayments	3,819	2,972
Other	225	—
Total	$19,852	$24,036
Property and Equipment, net
Property and equipment, net, consists of the following (in thousands):

	December 31,
	2023	2022
Leasehold improvements	$1,010	$793
AviClear devices	38,490	19,904
Office equipment and furniture	1,884	1,936
Machinery and equipment	4,944	5,106
Assets under construction	1,274	17,876
	47,602	45,615
Less: Accumulated depreciation	(10,327)	(5,247)
Property and equipment, net	$37,275	$40,368
In November 2023, the Company introduced a new business model for AviClear, providing for the purchase of the device upfront. From the FDA approval in April 2022 through October 2023, AviClear devices were leased to customers, and parts and devices not yet placed in service were recorded as property and equipment on the consolidated balance sheet, and further categorized as assets under construction. As a result of the new business model, the Company has determined to classify AviClear parts and devices not currently leased as inventories at December 31, 2023. AviClear devices currently leased continue to be classified as property and equipment on the consolidated balance sheet.
The Company identified indicators of impairment during the twelve months ended December 31, 2023, including a decline in financial results and market capitalization. The Company evaluated its long-lived assets, including property and equipment, for potential impairment and concluded that an impairment was not required. An impairment may potentially result in partial or full write-down of these balances. The Company will continue to monitor financial results and market capitalization. Should the financial results continue to deteriorate, an impairment of long-lived assets, including property and equipment, may become reasonably possible.
Goodwill
Goodwill is related to the acquisition of Iridex’s aesthetic business unit, and customer relationships in the Benelux countries acquired from a former distributor in 2013. Goodwill was $1.3 million as of December 31, 2023 and 2022.
The Company assesses goodwill for impairment at the reporting unit level at least annually and may test more frequently if events or changes in circumstances indicate that the carrying value may not be recoverable.
In the fourth quarter of 2023, the Company identified indicators of impairment, including a decline in the market capitalization. The Company performed an impairment test by comparing the fair value with its carrying value, including goodwill, and concluded it is unlikely to have a fair value below the carrying value. The Company concluded that no impairment charges were required during the year ended December 31, 2023.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	December 31,
	2023	2022
Bonus and payroll-related accruals	$13,949	$18,951
Accrued sales tax	6,325	9,066
Liability for inventory in transit	5,461	7,028
Sales and marketing accruals	4,929	5,347
Product warranty	2,593	3,254
Jabil settlement obligation, net (Note 16)	8,908	—
Other accrued liabilities	12,890	13,806
Total	$55,055	$57,452

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
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company provides the estimated cost to repair or replace products under standard warranty at the time of sale. Costs in connection with extended service contracts are recognized at the time when costs are incurred. The following table provides the changes in the product standard warranty accrual for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Balance at beginning of year	$3,254	$3,947
Add: Accruals for warranties issued during the period	4,987	3,710
Less: Settlements made during the period	(5,648)	(4,403)
Balance at end of year	$2,593	$3,254

NOTE 7.    DEFERRED REVENUE
The Company records deferred revenue when revenue is to be recognized subsequent to invoicing. For extended service contracts, the Company generally invoices customers at the beginning of the extended service contract term. The Company’s extended service contracts typically have one to three-year terms. The Company leases certain AviClear devices to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. Deferred revenue also includes payments for training not yet delivered. Approximately 87% of the Company’s deferred revenue balance of $11.9 million as of December 31, 2023, will be recognized over the next 12 months.
The following table provides changes in the deferred revenue balance for the years ended December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Beginning balance	$13,498	$10,825
Add: Payments received from current period sales	21,040	21,984
Less: Revenue recognized from current period sales	(11,732)	(9,928)
Less: Revenue recognized from beginning balance	(10,890)	(9,383)
Ending balance	$11,916	$13,498
The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease period. The AviClear deferred license fee balance included in the total deferred revenue balance as of December 31, 2023 and 2022, was $2.1 million and $2.3 million, respectively.
Costs for extended service contracts were $7.3 million, $6.3 million and $8.3 million, respectively, in cost of revenue on the consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021.
Accounts receivable, net as of December 31, 2021 was $31.4 million.

NOTE 8.    STOCKHOLDERS’ EQUITY, STOCK PLANS AND STOCK-BASED COMPENSATION EXPENSE
As of December 31, 2023, the Company had one class of issued common stock with a par value of $0.001. Authorized capital stock consists of 55,000,000 shares comprised of two classes: (i) 50,000,000 shares of Common Stock, of which 19,960,622 shares are issued and outstanding as of December 31, 2023, and (ii) 5,000,000 shares of preferred stock, par value $0.001 per share (“Preferred Stock”), of which no shares are issued and outstanding.
As of December 31, 2023, the Company had the following stock-based employee compensation plans:
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
In July 2023, stockholders approved an amendment and restatement of the 2019 Equity Incentive Plan and approved an additional 1,300,000 shares, available for future grants.

The Company’s non-employee directors are granted $150,000 of RSUs or non-statutory stock options annually on the date of the Company’s Annual Meeting of stockholders. These grants cliff-vest on the one-year anniversary of the grant date. In the years ended December 31, 2023, 2022 and 2021, the Company issued 57,039, 12,496 and 41,301 RSUs, respectively, to its non-employee directors. In the year ended December 31, 2023, the Company issued 73,964 non-statutory stock options to its non-employee directors.
In the years ended December 31, 2023, 2022 and 2021, the Company’s Board of Directors granted 533,981, 191,993 and 219,686 RSUs, respectively, to its executive officers, directors and certain members of the Company’s management related to annual grants and new hire grants. The new hire RSUs vest quarterly on each of the first four annual anniversaries of the grant date and the annual grant RSUs vest one quarter on the first annual anniversary and monthly thereafter for 36 months. The Company measured the fair market values of the underlying stock on the dates of grant and recognizes the stock-based compensation expense over the vesting period. On the vesting date, the Company issues common stock, net of stock withheld to settle the recipient’s minimum statutory tax liability.
In the years ended December 31, 2023, 2022 and 2021 the Company’s Board of Directors granted its executive officers and certain senior management employees 239,777, 169,785, and 178,222 PSUs, respectively, related to its annual grants. The 2020 grant vested on the first anniversary subject to the achievement of pre-established performance goals. The 2021 and 2022 grants vest one half on the first anniversary subject to the achievement of pre-established performance goals and the remaining half vests on the second anniversary subject to the recipient’s continued service. In addition to the 2021 annual PSU grants, in July 2021, the Company granted 265,002 PSUs to certain employees. This grant consists of four separate vesting tranches that will vest from April 2023 through June 2025 upon the achievement of operational milestones associated with each tranche and continued service.
2023 Inducement Equity Incentive Plan
At the Company’s Annual Meeting of Stockholders in 2023, the Company stockholders approved the 2023 Inducement Equity Incentive Plan, which permits the grant of equity-based awards, restricted stock units, restricted stock, stock appreciation rights, and performance awards to individuals not previously employees of the Company as an inducement material to the individuals’ entry into employment with the Company. The maximum aggregate number of shares of common stock that may be awarded and sold under the 2023 Inducement Equity Incentive Plan is 2,500,000. In 2023, 2,500,000 shares were approved and reserved to be available for future grants. In the year ended December 31, 2023, the Company issued 95,920 incentive equity awards under the 2023 Inducement Equity Incentive Plan.
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
The price of the common stock purchased is the lower of 85% of the fair market value of the common stock at the beginning or end of the six-month offering period. In the years ended December 31, 2023, 2022, and 2021, under the 2004 ESPP, the Company issued 51,786, 49,306, and 59,635 shares, respectively. At December 31, 2023, 326,800 shares remained available for future issuance.
Due to the late filing of the Company's Quarterly Report on Form 10-Q for the three months ended September 30, 2023, participation in the ESPP was suspended.

Option and Award Activity
Activities under 2004 Equity Incentive Plan, 2019 Equity Incentive Plan and 2023 Inducement Equity Incentive Plan are summarized as follows:

		Options Outstanding
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions ) (1)
Balances as of December 31, 2020	1,085,170	217,007	$22.35	3.75	$1.47
Additional shares reserved(2)	450,000
Options granted	(172,139)	172,139	$30.71
Options exercised	—	(71,798)	$22.02
Options cancelled (expired or forfeited)	30,173	(30,173)	$37.14
Stock awards granted	(744,949)	—	—
Stock awards cancelled (expired or forfeited)	299,092	—	—
Balances as of December 31, 2021	947,347	287,175	$25.89	4.92	$4.46
Additional shares reserved(2)	600,000
Options granted	(296,238)	296,238	$40.95
Options exercised	—	(39,960)	$21.28
Options cancelled (expired or forfeited)	29,518	(29,518)	$34.91
Stock awards granted	(374,274)	—	—
Stock awards cancelled (expired or forfeited)	164,572	—	—
Balances as of December 31, 2022	1,070,925	513,935	$34.41	6.63	$5.99
Additional shares reserved(2)	3,800,000
Options granted	—	1,099,075	$13.10
Options exercised	—	(42,234)	$14.50
Options cancelled (expired or forfeited)	288,536	(288,536)	$29.21
Stock awards granted	(2,144,988)	—	—
Stock awards cancelled (expired or forfeited)	540,064	—	—
Balances as of December 31, 2023	3,554,537	1,282,240	$17.97	8.21	$—
Exercisable as of December 31, 2023		190,997	$36.39	3.36	$—
Vested and expected to vest, net of estimated forfeitures, as of December 31, 2023		1,180,944	$18.37	8.11	$—
(1)Based on the closing stock price of $3.53 of the Company’s stock on December 31, 2023, $44.22 on December 31, 2022, $41.32 on December 31, 2021 and $24.11 on December 31, 2020.
(2)Approved by the board of directors and stockholders in 2023, 2022 and 2021.

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

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value and is the aggregate difference between the Company’s closing stock price on the last trading day of the fiscal year and the exercise price, multiplied by the number of in-the-money options. The aggregate intrinsic amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2023, 2022 and 2021 was $0.3 million, $1.1 million, and $1.3 million, respectively. The options outstanding and exercisable at December 31, 2023 were in the following exercise price ranges:

Exercise Prices			Number of Shares Outstanding	Contractual Life (in years)	Number of Shares Exercisable
	$3.67		31,256	6.85	—
	$11.02		735,295	9.63	—
$14.04	——	$18.55	87,001	8.81	3,250
	$19.44		147,455	9.15	—
$25.70	——	$33.45	187,927	3.37	121,909
$36.55	——	$39.30	30,881	1.20	30,881
	$39.88		2,187	5.00	1,393
	$41.39		21,220	8.18	10,168
	$47.40		4,745	0.96	4,745
	$63.62		34,273	7.13	18,651
$3.67	——	$63.62	1,282,240	8.21	190,997
Stock Awards (RSU and PSU) Activity Table
Information with respect to RSUs and PSUs activity is as follows:

	Number of Shares	Weighted-Average Grant- Date Fair Value	Aggregate Fair Value(1) (in thousands)		Aggregate Intrinsic Value(2) (in thousands)
Outstanding at December 31, 2020	779,757	$23.96			$18,800
Granted	744,949	$40.16
Vested(3)	(254,946)	$22.94	$8,287	(4)
Forfeited	(236,856)	$27.33
Outstanding at December 31, 2021	1,032,904	$35.00			$42,680
Granted	374,274	$45.36
Vested(3)	(340,836)	$29.04	$15,443	(5)
Forfeited	(160,131)	$41.48
Outstanding at December 31, 2022	906,211	$40.39			$40,073
Granted	829,866	$14.43
Vested(3)	(298,485)	$35.61	$9,597	(6)
Forfeited	(527,730)	$36.56
Outstanding at December 31, 2023	909,862	$20.46			$3,212
(1)Represents the value of the Company’s stock on the date that the restricted stock units and performance stock units vest.
(2)Based on the closing stock price of the Company’s stock of $3.53 on December 31, 2023, $44.22 on December 31, 2022, $41.32 on December 31, 2021, and $24.11 on December 31, 2020.
(3)The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
(4)On the grant date, the fair value for these vested awards was $5.8 million.
(5)On the grant date, the fair value for these vested awards was $9.9 million.
(6)On the grant date, the fair value for these vested awards was $10.6 million.
Stock-Based Compensation

Stock-based compensation expense for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Stock options	$2,227	$2,175	$782
RSUs	6,100	6,979	5,305
PSUs	(586)	4,430	6,591
ESPP	323	816	494
Total stock-based compensation expense	$8,064	$14,400	$13,172
Total stock-based compensation expense recognized during the years ended December 31, 2023, 2022 and 2021 was recorded in the Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$751	$1,665	$1,408
Sales and marketing	3,387	4,998	3,160
Research and development	1,082	2,405	2,784
General and administrative	2,844	5,332	5,820
Total stock-based compensation expense	$8,064	$14,400	$13,172
In the year ended December 31, 2023, stock-based compensation expense was impacted by the Company reducing its estimate of the probability of certain performance stock unit grants vesting, and by the reversal of previously reported stock-based compensation expense upon the forfeiture of unvested equity-based awards.
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

	Stock Options			Stock Purchase Plan (ESPP)
	2023	2022	2021	2023	2022	2021
Expected term (in years)	4.17	4.03	3.97	0.50	0.49	0.50
Risk-free interest rate	4.06%	1.99%	0.48%	4.70%	3.79%	0.14%
Volatility	67%	66%	66%	70%	69%	36%
Dividend yield(1)	—%	—%	—%	—%	—%	—%
Weighted average estimated fair value at grant date	$7.04	$19.76	$15.09	$14.83	$15.77	$9.64
(1)The Company has not paid dividends since its inception.

NOTE 9.    INCOME TAXES
The Company files income tax returns in the U.S. federal and various state and local jurisdictions and foreign jurisdictions. The Company’s income (loss) before provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
U.S.	$(165,784)	$(84,189)	$(356)
Foreign	4,485	3,487	3,741
Income (loss) before income taxes	$(161,299)	$(80,702)	$3,385
The components of the provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$52	$—
State	46	126	(87)
Foreign	1,471	1,275	1,512
Total Current	1,517	1,453	1,425
Deferred:
Federal	6	2	2
State	1	1	1
Foreign	10	182	(105)
Total Deferred	17	185	(102)
Tax provision	$1,534	$1,638	$1,323
The Company’s net deferred tax assets consist of the following (in thousands):

	December 31,
	2023	2022
Net operating loss carryforwards	$47,406	$21,443
Stock-based compensation	2,014	2,594
Other accruals and reserves	12,552	4,592
Credits	18,614	14,908
Accrued warranty	759	778
Depreciation and amortization	1,241	1,857
Section 174 Costs	13,391	7,578
Other	2,965	1,541
Operating lease liability	2,842	3,384
Deferred tax asset before valuation allowance	101,784	58,675
Valuation allowance	(97,280)	(53,118)
Deferred tax asset after valuation allowance	4,504	5,557
Deferred contract acquisition costs	(1,287)	(1,763)
Goodwill	(159)	(138)
Right of use asset	(2,479)	(3,066)
Net deferred tax asset (liability)	$579	$590

The differences between the U.S. federal statutory income tax rates to the Company’s effective tax rate are as follows:

	Year Ended December 31,
	2023	2022	2021
U.S. federal statutory income tax rate	21.00%	21.00%	21.00%
State tax rate	(0.02)	(0.16)	(2.55)
Meals and entertainment	(0.25)	(0.47)	9.28
Permanent differences	0.24	(0.07)	1.11
Stock-based compensation	(0.43)	0.89	(13.08)
Extinguishment of PPP loan	(0.07)	—	(44.59)
Debt extinguishment costs	—	(8.48)	—
Excess compensation	(0.19)	(1.34)	7.88
Foreign rate differential	(0.31)	(0.76)	17.03
General business credit	0.71	0.78	(17.95)
Valuation allowance	(21.52)	(11.41)	72.82
Change in prior year reserves	—	—	(0.08)
Deferred true-up	(0.33)	(2.02)	(11.76)
Effective tax rate	(1.17)%	(2.04)%	39.11%
As of December 31, 2023, the Company recorded a valuation allowance of $97.3 million for the portion of the deferred tax asset that it does not expect to be realized. The valuation allowance on the Company’s net deferred taxes increased by $44.2 million and $12.6 million during the years ended December 31, 2023 and 2022, respectively. The changes in valuation allowance are primarily due to additional U.S. deferred tax assets and liabilities incurred in the respective year. The Company has $0.6 million of net deferred tax assets in foreign jurisdictions, which management believes are more-likely-than-not to be realized given the expectation of future earnings in these jurisdictions. The Company continues to monitor the realizability of the U.S. deferred tax assets taking into account multiple factors, including the results of operations and magnitude of excess tax deductions for stock-based compensation. The Company intends to continue maintaining a full valuation allowance on its U.S. deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.
At December 31, 2023, the Company had approximately $190.7 million and $99.4 million of federal and state net operating loss carryforwards, respectively, available to offset future taxable income. The federal and state net operating loss carryforwards, if not utilized, will generally begin to expire in 2030 through 2040, respectively. Approximately $154.2 million of total federal net operating loss carryforwards were generated after December 31, 2017 and have no expiration. At December 31, 2023, the Company had research and development tax credits available to offset federal and California tax liabilities in the amount of $11.5 million and $12.1 million, respectively. Federal credits will begin to expire in 2024 and California state tax credits have no expiration.
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
The Company files U.S., state, and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax years after 2009 remain subject to examination by U.S. federal and California state tax authorities due to the Company’s net operating loss and credit carryforwards. For significant foreign jurisdictions, tax years after 2018 remain subject to examination by their respective tax authorities.
The following table summarizes the activity related to the Company’s gross unrecognized tax benefits, excluding related interest and penalties, in December 31, 2021 to December 31, 2023 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$3,725	$2,746	$1,864
Increase (decrease) related to prior year tax positions	258	(36)	(37)
Increase related to current year tax positions	1,013	1,015	919
Balance at end of year	$4,996	$3,725	$2,746

NOTE 10.    NET INCOME (LOSS) PER SHARE
As of December 31, 2023, the Company’s convertible notes were potentially convertible into 8,696,792 shares of common stock. The Company used the if-converted method to calculate the potential dilutive effect of the conversion spread on diluted net income per share for the years ended December 31, 2023, 2022 and 2021.
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

For the years ended December 31, 2023 and 2022, basic loss per common share and diluted loss per common share are the same in each respective period, as the inclusion of any potentially issuable shares would be anti-dilutive.

The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss)	$(162,833)	$(82,340)	$2,062
Denominator:
Weighted average shares of common stock outstanding used in computing net income (loss) per share, basic	19,885	18,747	17,891
Dilutive effect of incremental shares and share equivalents:
Options	—	—	68
RSUs	—	—	294
PSUs	—	—	104
ESPP	—	—	5
Weighted average shares of common stock outstanding used in computing net income (loss) per share, diluted	19,885	18,747	18,362
Net income (loss) per share:
Net income (loss) per share, basic	$(8.19)	$(4.39)	$0.12
Net income (loss) per share, diluted	$(8.19)	$(4.39)	$0.11
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net income (loss) per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Year Ended December 31,
	2023	2022	2021
Capped call	10,780	10,780	4,167
Convertible debt	8,697	8,697	4,167
Options to purchase common stock	1,282	514	166
Restricted stock units	682	460	32
Employee stock purchase plan shares	—	38	—
Performance stock units	227	446	120
Total	21,668	20,935	8,652

NOTE 11.    DEFINED CONTRIBUTION PLAN
In the U.S., the Company has an employee savings plan (“401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Eligible employees may make voluntary contributions to the 401(k) Plan up to 100% of their annual compensation, subject to statutory annual limitations. In the years ended December 31, 2023, 2022 and 2021, the Company made discretionary contributions under the 401(k) Plan of $0.5 million, $0.5 million and $0.3 million, respectively.
For the Company’s Japanese subsidiary, a discretionary employee retirement plan has been established. In addition, for some of the Company’s other foreign subsidiaries, the Company deposits funds with insurance companies, third-party trustees, or into government-managed accounts consistent with the requirements of local laws. The Company has fully funded or accrued for its obligations as of December 31, 2023, and the related expense for each of the three years then ended was not significant.

NOTE 12.    SEGMENT INFORMATION AND REVENUE BY GEOGRAPHY AND PRODUCTS
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
In the fourth quarter of fiscal year ending December 31, 2023, the Company concluded a realignment of its operating segments to further drive its long-term strategic objectives. At the direction of the CEO, management reorganized its management reporting structure and began to manage its operations under one segment structure. The CEO, in making operating decisions, reviews consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. Substantially all of the Company's long-lived assets are located in the U.S.
The Company reassessed its reportable segments in the fourth quarter of fiscal year 2023 and determined it had one consolidated reportable segment beginning in the fourth quarter of fiscal year ending December 31, 2023.
The following table presents a summary of revenue by geography and product category for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Revenue mix by geography:
United States	$88,378	$107,453	$96,629
Japan	52,135	64,920	70,235
Asia, excluding Japan	18,702	21,873	12,649
Europe	20,330	20,882	19,444
Rest of the world, other than United States, Asia and Europe	32,824	37,271	32,313
Total consolidated revenue	$212,369	$252,399	$231,270
Revenue mix by product category:
Systems	$130,528	$164,559	$139,633
Consumables	25,302	21,737	16,401
Skincare	33,983	42,500	49,669
Total product revenue	189,813	228,796	205,703
Service	22,556	23,603	25,567
Total consolidated revenue	$212,369	$252,399	$231,270
As of December 31, 2023 and 2022, 99.6% and 99.8% of long-lived assets were in the United States, respectively.

NOTE 13.    COMMITMENTS AND CONTINGENCIES
LEASES
Lessee
The Company is a party to certain operating and finance leases for vehicles, office space and storage facilities. The Company’s material operating leases consist of office space, as well as storage facilities and finance leases consist of automobiles leases. The Company’s leases generally have remaining terms of one to 7 years, some of which include options to renew the leases for up to five years. The Company leases space for operations in the United States, Japan, Belgium, France, and Spain.
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
Below is supplemental balance sheet information related to leases (in thousands):

		Year Ended December 31,
		2023	2022
Assets	Classification
Right-of-use assets	Operating lease right-of-use assets	$10,055	$12,831
Finance lease	Property and equipment, net	2,516	1,606
Total leased assets		$12,571	$14,437

		Year Ended December 31,
		2023	2022
Liabilities	Classification
Operating lease liabilities, current	Operating lease liabilities	$2,441	$2,810
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	8,887	11,352
Total Operating lease liabilities		$11,328	$14,162

		Year Ended December 31,
	Classification	2023	2022
Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$825	$485
Finance lease liabilities, non-current	Other long-term liabilities	1,064	825
Total Finance lease liabilities		$1,889	$1,310
Lease costs during the twelve months ended December 31, 2023, 2022 and 2021 (in thousands):

		Year Ended December 31,
		2023	2022	2021
Finance lease cost	Amortization expense	$790	$643	$484
Finance lease cost	Interest for finance lease	$116	$76	$59
Operating lease cost	Operating lease expense	$3,598	$3,560	$3,542
Cash paid for amounts included in the measurement of lease liabilities during the twelve months ended December 31, 2023, 2022 and 2021 were as follows (in thousands):

		Year Ended December 31,
		2023	2022	2021
Operating cash flows	Finance lease	$87	$78	$56
Financing cash flows	Finance lease	$594	$520	$462
Operating cash flows	Operating lease	$3,297	$2,526	$3,092
Maturities of lease liabilities
Maturities of operating lease liabilities were as follows as of December 31, 2023 (in thousands):

Amount
2024	$2,932
2025	2,935
2026	3,030
2027	3,133
2028	325
Thereafter	147
Total lease payments	12,502
Less: imputed interest	(1,174)
Present value of lease liabilities	$11,328
Vehicle Leases
As of December 31, 2023, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

Amount
2024	$954
2025	704
2026	424
2027	16
Total lease payments	2,098
Less: imputed interest	(209)
Present value of lease liabilities	$1,889
Weighted-average remaining lease term and discount rate, as of December 31, 2023, were as follows:

Lease Term and Discount Rate
Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	2.4
Weighted-average discount rate
Operating leases	4.8%
Finance leases	9.0%
Lessor - AviClear
Lessor revenue
The Company leases certain AviClear devices to customers and receives a fixed annual license fee over the term of the arrangement and revenue related to treatments performed by the lessee. The contractual term of the lease agreement is three years with a one-year autorenewal feature. Certain lease agreements' terms in excess of one year can be terminated without financial penalty, and these agreements are accounted for as having a lease term of one year. The AviClear lease agreements are accounted for as operating leases. In the fourth quarter of 2023, the Company announced a change in the AviClear business strategy and moved towards a direct sales model rather than a leasing model, whereby certain existing lessees were offered an option to purchase the leased AviClear device. For the devices under the leasing model, the Company concluded the classification of the AviClear lease contracts remains as operating leases.
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
AviClear operating lease license fee revenue	$5,386	$922
AviClear operating lease treatment revenue	10,451	3,534
Total AviClear revenue	$15,837	$4,456
The AviClear device being leased has a useful life of seven years.
The following is the minimum future lease payments as of December 31, 2023, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

Amount
2024	$7,220
2025	3,185
Total	$10,405
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
Total capitalized costs for the years ended December 31, 2023 and 2022 were $3.8 million for both fiscal years. Amortization expenses for these assets were $4.3 million and $0.5 million, respectively during the fiscal years ended December 31, 2023 and 2022, and were included in sales and marketing expense in the Company’s consolidated statements of operations.
Total capitalized costs as of December 31, 2023 and 2022, were $2.7 million and $3.3 million, respectively, and were included in other long-term assets in the Company’s consolidated balance sheets.
Lease installment costs
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs.
Total capitalized costs for the years ended December 31, 2023 and 2022 were $2.8 million and $1.7 million, respectively. Amortization expenses for these assets were $2.1 million and $0.3 million during the fiscal years ended December 31, 2023, and were included in cost of revenue in the Company’s consolidated statements of operations.

Total lease installment costs as of December 31, 2023 and 2022, were $2.1 million and $1.4 million, respectively, and were included in other long-term assets in the Company’s consolidated balance sheets.
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
As of December 31, 2023, the Company had $10.7 million of non-cancelable inventory purchase obligations with a certain vendor due in 2024.
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
As of December 31, 2023 and 2022, the Company had accrued $3.3 million and $0.5 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably possible.
On January 31, 2020, Cutera filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order ("TRO") against Lutronic generally prohibiting it from using or disseminating Cutera confidential, proprietary, or trade secret information. The order also prohibits Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. On April 9, 2020, the parties stipulated to the entry of a preliminary injunction providing for the same relief afforded by the TRO. On August 4, 2022, Cutera filed a second amended complaint. In addition to the above referenced claims, Cutera alleges claims for violation of the Lanham Act, unlawful business practices, false advertising and trademark infringement. Discovery is ongoing. No trial date has been scheduled. On April 27, 2023, Lutronic filed a complaint for trade libel, intentional interference with prospective economic advantage, misappropriation of trade secrets and unfair business practices against Cutera in California State Court. Discovery has not yet commenced and no trial date has been scheduled. The Company denies the allegations of the complaint and has instructed counsel to defend the matter vigorously. Discovery is ongoing and no trial date has been scheduled.

In March 2023, Serendia, LLC (“Serendia”), filed patent infringement complaints against the Company with the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware alleging infringement of six Serendia patents by the Secret RF and Secret Pro systems, which the Company distributes in the U.S. on behalf of Ilooda Co. Ltd., a Korean company (“ilooda”). The manufacturer of these products, ilooda, is obligated to defend the Company against these claims and, as a result, the Company has not incurred significant external legal costs. Serendia and ilooda have agreed to a settlement of the ITC investigation, the Delaware litigation and any other past, present and future suits or claims related to the six Serendia patents and the Secret RF and Secret Pro systems. The settlement of these matters includes a non-exclusive, worldwide, fully paid up license from Serendia to ilooda to the six Serendia patents related to the Secret RF and Secret Pro systems, which are distributed by the Company. The ITC investigation as to ilooda and the Company was terminated as of April 10, 2024 and the Delaware litigation was dismissed as of April 3, 2024.
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

On October 5, 2023, Mr. Plants filed a Sarbanes-Oxley (“SOX”) discrimination claim (the “SOX Whistleblower Complaint”) with the U.S. Department of Labor Occupational Safety and Health Administration (“OSHA”). Mr. Plants alleges that he was terminated on April 11, 2023, in retaliation for reporting to the Board of Directors (the “Board”) his concerns that budgeting and guiding to higher forecasts for 2023 would be misleading to shareholders. The SOX Whistleblower Complaint referenced the April 3, 2023 letter from Mr. Plants to the Company’s Board that articulated Mr. Plants’ concerns. The Company received notice of the SOX Whistleblower Complaint on November 8, 2023. On December 7, 2023, Mr. Plants made an arbitration demand in JAMS against the Company, Mr. Barrett, Ms. Hopkins, Mr. O’Shea, Ms. Park and Ms. Widmann for claims related to the termination of his employment (the “Arbitration Demand”). Mr. Plants alleged several claims: breach of his change of control and severance agreement; wrongful termination; retaliation in violation of California’s whistleblower laws; retaliation in violation of SOX; defamation/libel; tortious interference with prospective economic advantage; and breach of oral contract. He sought compensatory, special, and punitive damages, as well as reinstatement, civil penalties, and attorneys’ fees and costs. Mr. Plants and the Company have settled all claims against the Company and the parties listed in the Arbitration Demand. The Company paid Mr. Plants approximately $1 million in settlement of all claims. The OSHA investigation was officially closed on April 26, 2024, and the JAMS arbitration was dismissed as of April 19, 2024.

NOTE 14.    DEBT
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	Year Ended December 31,
	2023	2022
Notes due in 2026

Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(1,084)	(1,553)
Carrying Value	$68,041	$67,572

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(5,714)	(6,908)
Carrying Value	$234,286	$233,092

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(3,632)	(4,205)
Carrying Value	$116,368	$115,795

Convertible notes, net	$418,695	$416,459
Issuance of convertible notes due in 2026
In March 2021, the Company issued $138.3 million aggregate principal amount of 2026 Notes in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheets. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchasers fees.
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
Issuance of convertible notes due in 2029
In December 2022, the Company issued $120.0 million aggregate principal amount of 2029 Notes in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheets. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchasers fees.
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

The circumstances described in the bullets of the paragraph above were not met during any fiscal quarter during 2023. As of December 31, 2023, the 2026 Notes are convertible. The 2026 Notes may also become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2023, the 2026 Notes have been included as Long-term debt on the consolidated balance sheets.

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

The estimated fair value of the 2026 Notes was approximately $29.9 million as of December 31, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets of the paragraph above were not met during any fiscal quarter during 2023. As of December 31, 2023, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2023, the 2028 Notes have been included as long-term debt on the consolidated balance sheets.

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

The estimated fair value of the 2028 Notes was approximately $60.7 million as of December 31, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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

The circumstances described in the bullets in the paragraph above were not met during any fiscal quarter during 2023. As of December 31, 2023, the 2029 Notes are not convertible. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending December 31, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of December 31, 2023, the 2029 Notes have been included as Long-term debt on the consolidated balance sheets.

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

The estimated fair value of the 2029 Notes was approximately $27.4 million as of December 31, 2023, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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
Debt Issuance Costs

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
The effective interest rate on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the year ended December 31, 2023, including the amortization of debt issuance cost, totaled approximately $14.0 million. Interest expense for the years ended December 31, 2022 and December 31, 2021, including the amortization of debt issuance cost, totaled approximately $7.0 million and $3.2 million, respectively.
Loan and Security Agreement
On July 9, 2020, the Company entered into the Loan and Security Agreement with Silicon Valley Bank for a four-year secured revolving loan facility (“SVB Revolving Line of Credit”) in an aggregate principal amount of up to $30.0 million. The Revolving Line of Credit, originally set to mature on July 9, 2024, was terminated by the Company on April 3, 2024.
As of December 31, 2023, the Company had not drawn on the SVB Revolving Line of Credit.

NOTE 15.    QUARTERLY INFORMATION (UNAUDITED)
As previously reported, there was a restatement of the financial statements included in the Company’s Quarterly Report on Form 10-Q for the fiscal periods ended March 31, 2023 and June 30, 2023. The following table sets forth the Company’s unaudited consolidated quarterly financial data. This information has been prepared on a basis consistent with that of the audited consolidated financial statements. The Company believes that all necessary adjustments, consisting of normal recurring accruals and adjustments, have been included to present fairly the quarterly financial data. The Company's quarterly results of operations for these periods are not necessary indicative of future results of operations.

	Three Months ended,
	Dec 31, 2023	Sep 30, 2023	Jun 30, 2023	Mar 31, 2023	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
	(In thousands, except per share data)
Net revenue	$49,540	$46,478	$61,825	$54,526	$67,353	$62,808	$64,224	$58,014
Gross profit	$(12,678)	$6,457	$26,083	$21,632	$38,749	$34,248	$35,044	$31,788
Net loss	$(57,233)	$(44,274)	$(33,278)	$(28,048)	$(7,788)	$(12,134)	$(47,276)	$(15,142)
Net loss per share:
Basic	$(2.87)	$(2.22)	$(1.68)	$(1.42)	$(0.40)	$(0.62)	$(2.53)	$(0.84)
Diluted	$(2.87)	$(2.22)	$(1.68)	$(1.42)	$(0.40)	$(0.62)	$(2.53)	$(0.84)

Current assets	$269,185	$311,307	$365,944	$416,045	$451,240	$366,312	$373,313	$236,784
Long-term assets	$77,106	$95,326	$93,080	$80,534	$69,748	$61,845	$50,779	$29,907
Current liabilities	$87,747	$92,406	$102,923	$108,607	$105,839	$98,258	$85,716	$74,037
Long-term liabilities	$430,374	$430,312	$429,902	$430,017	$430,330	$314,405	$314,502	$149,494

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
Termination of skincare distribution agreement
On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement (the “Termination Agreement”) with ZO USA and its Japanese subsidiary, ZO Skin Health GK (“ZO Japan” and together with ZO USA and their affiliates, “ZO”), which, among other things, (i) terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately, (ii) provides for the orderly transition of the distribution of ZO products to ZO, (iii) transfers certain Company employees dedicated to the distribution of ZO products to ZO, (iv) transfers certain customer contracts related to ZO products from the Company to ZO and (v) transfers certain inventory and assets related to the distribution of ZO products from the Company to ZO. The Termination Agreement requires ZO to pay the Company $5.75 million within three business days of the execution of the Termination Agreement and make a second payment of $5.75 million, less any offsets under the Termination Agreement (including, but not limited to, 42.2% of the Company’s net revenue for sales of ZO products under the Distribution Agreement between January 1, 2024 and February 28, 2024), upon the earlier of (a) the completion the transition of regulatory and distribution activities such that ZO is able to fulfill product orders by customers in Japan, as determined by ZO and the Company, and (b) June 14, 2024. The Company received the first payment of $5.75 million on February 29, 2024, and received the second payment of $2.37 million on April 1, 2024, which was net of $1.6 million in amounts owed by Cutera.
In the twelve months ended December 31, 2023, 2022, and 2021 revenue from the distribution of skincare products was $34.0 million, $42.5 million, and $49.7 million, respectively, representing 16%, 17%, and 21% of the Company’s consolidated revenue, respectively.
Non-renewal of manufacturing service agreement with Jabil Inc. (“Jabil”)
In November 2023, the Company communicated its intention not to renew its existing manufacturing service agreement (“Manufacturing Service Agreement”) with Jabil Inc., a third-party manufacturing provider that manufactured excel V+ and AviClear devices for the Company. At the time of the communication of non-renewal, the Company concluded that it would have an obligation to purchase unshipped inventory from Jabil. The Company subsequently received claims from Jabil related to other amounts associated with the termination and entered into settlement discussions with Jabil.
On February 28, 2024, the Company and Jabil signed a settlement agreement (“Settlement Agreement”) for the non-renewal of the Manufacturing Service Agreement. The Settlement Agreement provided for a payment by Cutera to Jabil of $19.5 million, to be offset by $1.3 million in amounts owed by Jabil. The $19.5 million payment to Jabil relates to the Company's receipt of $13.5 million of inventories, $0.3 million of equipment, and the payment of $5.7 million for expenses either previously incurred by Jabil or associated with the non-renewal of the Manufacturing Services Agreement.
The Company recorded the net balance of the $19.5 million payment owed to Jabil and the $15.1 million aggregate of inventories, equipment, and other amounts owed to Cutera, in accrued liabilities on the consolidated balance sheet at December 31, 2023. The Company also recorded an accrued loss of $4.6 million on inventories committed as a result of the Settlement Agreement, that management determined to be in excess of its future demand, in accrued liabilities on the consolidated balance sheet at December 31, 2023. The $5.7 million for expenses incurred by Jabil was recorded in cost of revenue on the consolidated statements of operations in the twelve months ended December 31, 2023.
Other
The Company has evaluated subsequent events through the date the financial statements were issued, and determined that there have been no other events that have occurred that would require adjustments to its disclosures in the consolidated financial statements.

SCHEDULE II CUTERA, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)
For the Years Ended December 31, 2023, 2022 and 2021

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Deferred tax assets valuation allowance
Year ended December 31, 2023	$53,118	$48,666	$4,504	$97,280
Year ended December 31, 2022	$40,485	$18,153	$5,520	$53,118
Year ended December 31, 2021	$38,321	$7,503	$5,339	$40,485

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Allowance for credit losses, accounts receivable
Year ended December 31, 2023	$2,497	$8,525	$1,144	$9,878
Year ended December 31, 2022	$899	$1,787	$189	$2,497
Year ended December 31, 2021	$1,598	$271	$970	$899

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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, the Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“Interim CFO”) concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses disclosed below. Notwithstanding the material weakness, the Company’s management, including the CEO and Interim CFO, has concluded that the consolidated financial statements, included in the 2023 Annual Report on Form 10-K, fairly present, in all material respects, its financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
Attached as exhibits to this Annual Report are certifications of the Company’s CEO and Interim CFO, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This Controls and Procedures section includes the information concerning the controls evaluation referred to in the certifications, and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.
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
Management, including the Company’s CEO and Interim CFO, does not expect that the Company’s internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.
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
Management, including Company’s CEO and Interim CFO, assessed the Company’s internal control over financial reporting as of December 31, 2023. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the Company's overall control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
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
•The completeness and accuracy of expense for routine and non-routine equity-based awards; and
•The design, maintenance and monitoring of a risk assessment program at a sufficiently precise level to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. As a result the Company failed to respond to changes in the business and leadership.
Although these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, any one of these weaknesses could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that these deficiencies constitute material weaknesses.
Based on the Company's assessment under the framework in Internal Control-Integrated Framework (2013 framework), the Company's management concluded that its internal control over financial reporting was not effective as of December 31, 2023, due to the existence of the material weaknesses described above.
Management continues to review and make changes to the overall design of its internal control environment, including implementing additional internal controls over ITGCs, inventory, equity and its risk assessment program over areas including but not limited to inventory, revenues and lease income, costs for leased devices, and certain key reports used in controls. The Company has added internal and external resources to its finance and internal audit functions to enhance the effectiveness of internal controls over financial reporting. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period. The Company has made progress in the remediation efforts related to the material weaknesses but cannot estimate when these efforts will be completed.
The Company’s efforts include:
ITGC remediation actions:
•Developed a training program addressing ITGCs and policies, including educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change-management over IT systems impacting financial reporting;
•Developed enhanced risk assessment procedures and controls related to changes in IT systems; and
•Implemented an IT management review and testing plan to monitor ITGCs with focus on systems supporting the financial reporting processes;
•Made progress towards remediation of segregation of duties (“SOD”) conflicts within the ERP system with an estimated completion by June 2024; and
•Determined the scope of and tested applications and tools, including but not limited to the company’s ERP system.
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

The actions the Company is taking are subject to ongoing executive management review and are also subject to audit committee oversight. If the Company is unable to successfully remediate these material weaknesses, or if in the future, the Company identifies further material weaknesses in its internal control over financial reporting, the Company may not detect errors on a timely basis, and its financial statements may be materially misstated.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by an independent registered public accounting firm, as stated in their attestation report, which is included in their annual report under “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Other than the remediation action noted above, there were no changes in the Company’s internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
The table below lists the name, age and certain other information of each member of our Board of Directors (the “Board”) as of March 31, 2024. We have also included below a summary of the business experience of each of our Directors and their educational background, including a discussion of the qualifications, attributes and skills that led our Board to the conclusion that each of our Directors should serve as a Director of Cutera.
There are no family relationships among any of our Directors or executive officers.

Name	Age	Principal Occupation	Director Since
Taylor C. Harris	48	Chief Executive Officer and Director (Principal Executive Officer)	2023
Kevin J. Cameron (1)	55	Executive Chairman of the Board of Directors; Chairman of IonetixCorporation; Fouder Glass Lewis	2023
Sheila A Hopkins (2)	68	Director; Former President, Global Vision Care for Bausch + Lomb	2021
Nicholas S. Lewin (3)	46	Director; Managing Partner at Crown Predator Holdings	2023
Keith J. Sullivan (4)	65	Director; President and Chief Executive Officer of Neuronetics	2023

(1) Chair of the Governance and Corporate Responsibility Committee; Member of the Audit Committee
(2) Member of the Governance and Corporate Responsibility Committee; Member of the Compensation Committee. Ms. Hopkins was appointed as the Company’s Interim Chief Executive Officer on April 11, 2023 and resigned from her committee positions on April 11, 2023.
(3) Member of the Governance and Corporate Responsibility Committee; Chair of the Compensation Committee; Member of the Audit Committee
(4) Chair of the Audit Committee; Member of the Compensation Committee
Taylor C. Harris was appointed as the Company's Chief Executive Officer in July 2023 and a member of the Board in May 2023. Mr. Harris served as the Chief Financial Officer for MyoKardia, Inc., from April 2018 until that company’s acquisition by Bristol Myers Squibb in November 2020. Prior to that, Mr. Harris served as Senior Vice President and Chief Financial Officer of Zeltiq Aesthetics, Inc., until that company’s acquisition by Allergan plc. Mr. Harris also served as Vice President and Chief Financial Officer at Thoratec Corporation, which was acquired by St. Jude Medical, Inc, and prior to that he worked at JPMorgan Chase & Co. for over a decade in several capacities, including as a Vice President in the firm’s Healthcare Investment Banking and Equity Research departments. Mr. Harris holds a B.A. from the University of North Carolina at Chapel Hill, where he studied as a Morehead-Cain Scholar. We believe Mr. Harris is qualified to serve on our Board because of his training and qualifications and the skills and experience he has developed during his extensive career in the medical devices industry.
Kevin J. Cameron was appointed as the Company's Chairman of the Board of Directors in May 2023. Mr. Cameron serves as Chairman and Co-Founder of Ionetix Corporation, a privately held company that develops and operates cyclotrons for the production and distribution of radioisotopes used for diagnostic and therapeutic radiopharmaceuticals. Mr. Cameron is also the Executive Chairman (and previously served as President) of Glass, Lewis & Co., a leading provider of corporate governance services to institutional investors. Prior to that, Mr. Cameron was General Counsel at Moxi Digital and NorthPoint Communications (NASD: NPNT). Mr. Cameron currently serves as a board member of Pylum Biosciences, a private biotechnology company. He previously was on the Board of Knight Therapeutics (TSE: GUD), Keryx Biopharmaceuticals (NASD: KERX), AvidBiotics, Reddy Ice (NYSE: FRZ), ECOtality (NASD: ECTY), and ProCure Treatment Centers. Mr. Cameron earned a J.D. from the University of Chicago and a B.A. from McGill University. We believe that Mr. Cameron is qualified to serve on our Board because of his corporate marketing knowledge as well as his diverse experience in the medical device industry working for a large medical device company.
Sheila A. Hopkins was appointed as a member of our Board of Directors in May 2021. Ms Hopkins serves as Interim Chief Executive Officer from April 11, 2023 to July 27, 2023. Ms. Hopkins currently serves as a director for Prestige Consumer Healthcare, where she also serves on the Compensation and Governance and Corporate Responsibility Committees. Among her executive leadership roles, Ms. Hopkins served as EVP and President, Global Vision Care for Bausch + Lomb. Prior to that, Ms. Hopkins held executive positions at Colgate-Palmolive, Procter & Gamble and Tambrands. We believe that Ms. Hopkins is qualified to serve on our Board because of her experience in leadership roles at major consumer packaged goods and healthcare companies and her years of experience serving on public company boards of directors.

Nicholas S. Lewin was appointed as a member of our Board of Directors in May 2023. Mr. Lewin has been a Managing Partner at Crown Predator Holdings, an investment firm that invests in growth-stage companies and special situations, and a private investor since 2000. He has invested across multiple industries, with a particular focus on companies with innovative technologies and strong intellectual property. Mr. Lewin currently serves on the Board of two publicly traded companies, including Establishment Labs (NASDAQ: ESTA), a $1.3 billion market cap global, high-tech medical device and aesthetics company, and FaZe Holdings (NASDAQ: FAZE), a lifestyle and media platform. Mr. Lewin was appointed to Chairman of Establishment Labs in 2017 and previously provided consulting services to the Company. Mr. Lewin is also on the Board of Halo Maritime Defense Systems and previously served as a director as Dura Medic from 2006 to 2018. Mr. Lewin earned a B.A. from Johns Hopkins University. We believe Mr. Lewin is qualified to serve on our Board because of his business leadership skills and experience in building and running global financial organizations at listed companies will bring valuable expertise and perspective to the Board.
Keith J. Sullivan was appointed as a member of our Board of Directors in May 2023. Mr. Sullivan currently serves as President and Chief Executive Officer of Neuronetics (NASDAQ: STIM), a publicly traded $105 million market cap company that develops non-invasive treatments for psychiatric disorders. Previously, he was Chief Commercial Officer and President (North America) of ZELTIQ Aesthetics, Inc. until the acquisition of ZELTIQ by Allergan, Inc. in April 2017. Mr. Sullivan held various other roles at ZELTIQ, including, Senior Vice President of Worldwide Sales and Marketing and Senior Vice President of Global Operation. Mr. Sullivan has also previously held leadership positions with Medicis Pharmaceuticals, Reliant Technologies, Medtronic (NYSE: MDT), Vision Quest Laser Center and Coherent Medical. Mr. Sullivan currently serves on the Board of Neuronetics (NASDAQ: STIM) and Venus Concept (NASDAQ: VERO). Mr. Sullivan earned a B.A. from the College of William and Mary where he currently serves as a Clinical Professor, a role he’s held since 2017. We believe Mr. Sullivan is qualified to serve on our Board because of his business leadership skills and experience in building and running global financial organizations at listed companies will bring valuable expertise and perspective to the Board.
EXECUTIVE OFFICERS
The following table sets forth certain information with respect to the Company’s executive officers as of March 31, 2024.

Name	Age	Position
Taylor C. Harris	48	Chief Executive Officer and Director (Principal Executive Officer)
Stuart D. Drummond	58	Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey S. Jones	67	Chief Operating Officer
Michael A. Karavitis	54	Executive Vice President, Chief Technology Officer
Stephana E. Patton	53	Chief Legal Officer
Please see Part III, Item 10, above, for Taylor C. Harris’s biography.
Stuart D. Drummond was appointed as the Company's Interim Chief Financial Officer on May 5, 2023. Mr. Drummond has served as the Company’s Vice President and Corporate Controller since July 2021. From November 2019 until June 2021, Mr. Drummond served as Senior Director, Corporate Controller at Sangamo Therapeutics, Inc. and from July 2016 to March 2019 he served as Corporate Controller of CareDx, Inc. Mr. Drummond gained his bachelor’s degree from Otago University, New Zealand, and graduate accounting qualification from Victoria University, New Zealand. Mr. Drummond obtained his Chartered Accounting certification in New Zealand with KPMG.
Jeffrey S. Jones was appointed as the Company’s Chief Operating Officer in August 2023. Mr. Jones has served as the Vice President of Operations and Supply Chain for Sientra Inc. since March 2019. Prior to that, Mr. Jones served as the Vice President of Quality and Commercial Operations at Earlens Corporation from October 2015 to March 2019; as Chief Operating Officer of Benvenue Medical from March 2014 to October 2015; as Vice President of Operations/Research & Development at Acclarent, Inc. from 2009 to 2014; as Chief Operating Officer of Reliant Technologies, Inc. from 2004 to 2009; as Chief Operating Officer of Lumend Inc. from 2001 to 2004; and as Vice President of Operations and Quality at EP Technologies from 1996 to 2001. Mr. Jones holds a Bachelor’s Degree in Engineering from the U.S. Military Academy at West Point and an M.B.A. from Golden Gate University.
Michael A. Karavitis has served as the Company's Chief Technology Officer since August 2017. Dr. Karavitis directs research and development activities ranging from early phase R&D all the way through product development. Previous to this role, Dr. Karavitis served as Vice President of Research and Development of Cutera from 2012 to 2015. Under his leadership, Cutera released multiple innovative platforms, as well as product line extensions including Enlighten (the world’s first dual wavelength, dual pulse duration picosecond aesthetic laser) and Excel HR. In addition to starting his own company, Femtoblanc Inc., Dr. Karavitis has led various teams of engineers and scientists at a number of successful early to mid-stage companies, including LenSx (acquired by Alcon), Newport Corporation and Intralase Corporation (acquired by Advanced Medical Optics). Dr. Karavitis graduated with a B.S. in Chemistry from Indiana University, and completed his M.S. and Ph.D. in Chemical and Material Physics at the University of California, Irvine. Dr. Karavitis is the named inventor in 10 U.S. patents, and is the author of 17 publications in peer-reviewed journals.
Stephana E. Patton, has served as the Company's Chief Legal Officer since November 2023. Dr. Patton was most recently Chief Legal Officer at InterVenn Biosciences. Prior to that, Dr. Patton served as General Counsel, Corporate Secretary, and Chief Compliance Officer at Eiger Biopharmaceuticals (NASDAQ:EIGR) where she was responsible for all legal and compliance matters. Previously, Dr. Patton was General Counsel, Corporate Secretary, and Chief Compliance Officer at BioTime, Inc. (NYSE:LCTX) and Vice President, General Counsel and Commercial Compliance Officer at BioDelivery Sciences International, Inc. Dr. Patton began her life sciences industry career at Salix Pharmaceuticals, Inc., where she was Vice President of Intellectual Property and Licensing, until the company was acquired by Valeant, Inc. in 2015. Dr. Patton earned a B.S. in Chemistry from Erskine College, a Ph.D. in Biochemistry and Cell and Developmental Biology from Emory University, and a J.D. from Boston University School of Law.

CORPORATE GOVERNANCE
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
Our Board has undertaken a review of the independence of each of our directors. Based on information provided by each director concerning his or her background, employment and affiliations, our Board has determined that each of the directors, other than Taylor C. Harris, our Chief Executive Officer and Sheila A Hopkins, our Former Chief Executive Officer, satisfy the current “independent director” standards established by NASDAQ.
Board Leadership Structure
The roles of Chairperson of the Board and Chief Executive Officer are filled by separate individuals. Kevin Cameron was appointed to be Chairperson in July 2023. We believe that it is important that the Board retain flexibility to determine whether these roles should be separate or combined based upon the Board’s assessment of our needs and our leadership at a given point in time. As such, the Board does not have a policy mandating the separation of the roles of Chairperson and Chief Executive Officer, though one can be established by the Board. Our Board believes that the separation of the offices of the Chairperson and Chief Executive Officer is appropriate at this time because it allows our Chief Executive Officer to focus primarily on our business strategy, operations and corporate vision. Our Board elects our Chairperson and Chief Executive Officer, and each of these positions may be held by the same person or by different people.
As described in more detail below, the Board currently has three standing committees: an Audit Committee, a Compensation Committee, and a Governance and Corporate Responsibility Committee. As deemed advisable by the Board, various ad hoc committees may be established from time to time to accomplish a specific goal or purpose and cease to exist when that goal or purpose is realized. The Chairperson and each member of all committees are independent directors. The Board delegates substantial duties and responsibilities to each committee. The committees make recommendations to the Board and report regularly to the Board on their activities and any actions they have taken. We believe that our independent Board committees and their chairpersons are an important aspect of our Board leadership and governance structure.
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

Name of Director	Audit Committee	Compensation Committee	Governance and Corporate Responsibility Committee
Non-Employee Directors:
Kevin J. Cameron	X		X*
Sheila A. Hopkins		X	X
Nicholas S. Lewin	X	X*	X
Keith J. Sullivan	X*	X
Employee Director:
Taylor C. Harris

X= Committee member
*= Chairperson of Committee
There were 15 board meetings conducted during 2023
Audit Committee. The Audit Committee oversees the Company’s accounting and financial reporting processes and the audits of its financial statements. The Audit Committee operates under a written charter adopted by the Board and a copy of the charter can be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com. In this role, the Audit Committee monitors and oversees the integrity of the Company’s financial statements and related disclosures, the qualifications, independence, and performance of the Company’s Independent Registered Public Accounting Firm, and the Company’s compliance with applicable legal requirements and its business conduct policies. Our Board has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the NASDAQ rules and the independence requirements of the SEC. Our Board has determined that each member of the Audit Committee meets the independence and financial literacy requirements of the NASDAQ rules and the independence requirements of the SEC. On June 6, 2023, our Board appointed Keith Sullivan as Chairperson of the Audit Committee and determined that Mr. Sullivan qualifies as an “audit committee financial expert” as defined in the SEC rules.
Compensation Committee. The Compensation Committee establishes compensation for our Chief Executive Officer and the other executive officers and administers the Company’s 2004 Employee Stock Purchase Plan, 2019 Equity Incentive Plan, which is an amendment and restatement of 2004 Equity Incentive Plan and 2023 Inducement Equity Incentive Plan. Each member of the Compensation Committee meets the requirements for independence for compensation committee members under the NASDAQ listing standards and SEC rules and regulations, including Rule 10C-1 under the Exchange Act. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. Nicholas Lewin was appointed Chairperson of the Compensation Committee on July 14, 2023. The Compensation Committee has a written charter, which was adopted by our Board, and can be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com.
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
Meetings Attended by Directors
Each of the directors attended at least 75% of the meetings of the Board or committee(s) on which he or she served during 2023.
The directors of the Company are encouraged to attend the Company’s Annual Meeting of Stockholders each year. In 2023, all of our directors at the time attended the Company’s Annual Meeting of Stockholders virtually through the internet or telephonically.
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
Stockholder Nominations and Recommendations. Our bylaws set forth the procedure for the proper submission of stockholder nominations for membership on our Board. In addition, the Governance and Corporate Responsibility Committee may consider properly submitted stockholder recommendations (as opposed to formal nominations) for candidates for membership on the Board. A stockholder may make such a recommendation by submitting the following information to our Corporate Secretary at 3240 Bayshore Blvd., Brisbane, California 94005-1021 no later than the 2024 nomination deadline:
•the candidate’s name;
•home and business contact information;
•detailed biographical data, relevant qualifications, professional and personal references;
•information regarding any relationships between the candidate and Cutera within the last three years; and
•evidence of ownership of Cutera stock by the recommending stockholder.
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
Communications with the Board by Stockholders
Stockholders wishing to communicate with the Board or with an individual Board member concerning the Company may do so by writing to the Board, or to the particular Board member, and mailing the correspondence to: Attention: Board, c/o Corporate Secretary, Cutera, Inc., 3240 Bayshore Blvd., Brisbane, California 94005-1021. The envelope should indicate that it contains a stockholder communication. All such stockholder communications will be forwarded to the director or directors to whom the communications are addressed, unless the communication is unduly hostile, threatening, illegal, does not reasonably relate to us or our business, or is inappropriate. The Corporate Secretary has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications. The Board will endeavor to promptly respond to all appropriate communications and encourages all stockholders and interested persons to use the aforementioned email and mailing address to send communications relating to our business to the Board and its members.
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
Clawback Policy
The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and NASDAQ has adopted listing standards consistent with the SEC rules. The Company has adopted the compensation recovery policy, or “clawback” policy, required by Section 10D of the Exchange Act and Rule 10D-1. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to a covered officer during the last completed three fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.
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
Compensation Committee Interlocks and Insider Participation
Currently, our Compensation Committee consists of Nicholas Lewin (Chairperson), Keith Sullivan and Sheila Hopkins. Gregory A. Barrett and Janet D. Widmann served on the committee until July 2023. No current, former or expected member of the Compensation Committee, nor any of our Named Executive Officers, has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.
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
Cyber and Information Security and Data Protection
Cyber and information security are key considerations for our enterprise risk management framework. We have adopted a cyber and information security policy. We also maintained our cyber security training program that all employees and contractors must complete twice annually. We have implemented and maintained various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, lab equipment, software, and critical data includes confidential, personal, proprietary, and sensitive data. Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our information assets and mitigate harm to our business. Our cybersecurity policies, standards, processes, and practices are based on recognized frameworks established by the Center for Internet Security (CIS), the National Institute of Standards and Technology (NIST) and other applicable industry standards and are integrated into our overall risk management system and processes.

We engage in processes designed to identify such threats by, among other things, monitoring the threat environment, conducting scans of the threat environment, evaluating our and our industry’s risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting threat assessments for internal and external threats, and conducting vulnerability assessments to identify vulnerabilities.
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

Based solely on our review of the copies of such forms received by us, or written representations from our executive officers, directors and 10% stockholders, we believe that during our fiscal year ended December 31, 2023, all Section 16(a) filing requirements were satisfied on a timely basis, with the exception of the following reports:

Name	Transaction Date	Filing Date
Kevin J. Cameron	5/19/2023	5/30/2023
Nicholas S. Lewin	5/19/2023	5/24/2023
Stuart D. Drummond	7/3/2023	7/6/2023
Michael A. Karavitis	7/3/2023	7/6/2023
Sheila A. Hopkins	7/3/2023	7/6/2023
Sheila A. Hopkins	7/14/2023	10/18/2023
Juliane T. Park (1)	7/14/2023	10/18/2023
Janet D. Widmann (2)	7/14/2023	10/18/2023
(1) Ms. Park was director on the Company's board until November 2, 2023
(2) Ms. Widmann was director on the Company board until October 3, 2023

ITEM 11.    EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis (“CD&A”) explains our executive compensation program and philosophy, the decisions the Compensation Committee of our Board made under this program during 2023 and the factors considered in making those decisions. The Compensation Committee has the principal responsibility for establishing, implementing and continually monitoring adherence to our compensation philosophy and objectives. The Compensation Committee’s duties include evaluating the performance and advising the Board on the compensation of our Chief Executive Officer and setting the compensation of our other executive officers. This CD&A focuses on the compensation of our Named Executive Officers for 2023:
Our named executive officers (“Named Executive Officers”) during fiscal 2023, were:

Taylor C. Harris		Chief Executive Officer and Director (Principal Executive Officer)
Stuart D. Drummond		Interim Chief Financial Officer (Principal Financial and Accounting Officer)
Jeffrey S. Jones		Executive Vice President, Chief Operating Officer
Michael A. Karavitis		Executive Vice President, Chief Technology Officer
Stephana E. Patton		Chief Legal Officer
Sheila A Hopkins	(1)	Former Chief Executive Officer
David H. Mowry	(2)	Former Chief Executive Officer
Daniel J. Plants	(3)	Former Executive Chairperson
Rohan R. Seth	(4)	Former Chief Financial Officer
(1) Ms. Hopkins ceased to serve as the Company's Chief Executive Officer as of July 27, 2023.
(2) Mr. Mowry was succeeded by Ms. Hopkins as the Company’s Chief Executive Officer as of April 11, 2023.
(3) Mr. Plants was succeeded by Ms. Widmann as the Company’s Chairman of the Board as of April 11, 2023.
(4) Mr. Seth was succeeded by Mr. Drummond as the Company’s Chief Financial Officer as of May 26, 2023.

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
Our executive compensation program aims to recruit and retain key executive officers responsible for our success and to help motivate these executive officers to enhance long-term stockholder value. To achieve these ends, the Compensation Committee’s executive compensation decisions are based on the following principal objectives:
•Supporting our key financial and strategic goals that relate to our corporate performance;
•Aligning the interests of our executive officers with the interests of our stockholders;
•Providing a total compensation package that is competitive and enables us to attract, motivate, reward and retain talented executive officers and employees;
•Based, in large part, on pay-for-performance principles, such that changes in our revenue, operating results, product launches, and stock price, all significantly affect the compensation of our executive officers; and
•Balancing the components of compensation so that both short-term (annual) and long-term performance objectives are recognized.
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
Advisory Vote on Named Executive Officer Compensation

We believe that it is important for our stockholders to have an opportunity for an advisory vote on Named Executive Officer compensation on an annual basis as a means to express their views regarding our executive compensation program and philosophy, our compensation policies and programs, and our decisions regarding executive compensation. The Compensation Committee considers the outcome of the annual “Say-on-Pay” advisory vote when making decisions regarding our executive compensation program. At the Company’s 2023 Annual Meeting of Stockholders, approximately 88.1% of the votes cast on the “Say-on-Pay” advisory vote, excluding broker non-votes, were cast in favor of approving the compensation of our Named Executive Officers. The Board and the Compensation Committee viewed the outcome of the “Say-on-Pay” vote as indicative that a significant majority of our stockholders view that the Compensation Committee’s approach to executive compensation favorably.
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

Compensation Consultant
The Compensation Committee engages a compensation consultant periodically based on the need for additional guidance resulting from changes in our Named Executive Officers’ roles and responsibilities, our corporate profile relative to our peers (e.g., type of business, market capitalization, annual revenue, profitability, etc.), Named Executive Officer turnover, and other factors as determined by our Compensation Committee. The Compensation Committee has engaged Compensia, a national compensation consulting firm, periodically to advise it on various compensation matters related to our Named Executive Officers, the Board, and other members of senior management. In 2024, the Compensation Committee hired Alpine Rewards as a compensation consultant to replace Compensia.

In 2022 and 2023, in connection with the Company’s development of recommended pay levels and structures for our Named Executive Officers, the Compensation Committee directed Compensia to perform the following activities:
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
Based on the consideration of the factors specified in the rules of the SEC and the listing standards of NASDAQ, and a review of these factors for 2023, the Compensation Committee determined that its relationship with Compensia and the independent work of Compensia on behalf of the Compensation Committee does not raise any conflict of interest. The Compensation Committee reviews the compensation consultant’s independence annually.
Competitive Positioning
In developing, reviewing, and approving the annual compensation for our Named Executive Officers, the Compensation Committee, with the assistance of its compensation consultant, develops and maintains the Peer Group from which to gather competitive market data. After consulting with Compensia, the Compensation Committee approved the following set of selection criteria for determining the companies to comprise the Peer Group:
(i)     U.S.-based companies with a primary focus on medical device, health care equipment and services;
(ii)     Annual revenue generally between 0.4 times to 2.5 times that of Cutera;
(iii)     Market capitalization generally between 0.25 times to 4.0 times that of Cutera; and
(iv)     Secondary focus on parameters including peer business model and complexity, international presence, headcount and location.
In November 2023, in connection with the development of additional compensation assessments that the Compensation Committee requested related to executive compensation and our Named Executive Officer compensation levels, the

Compensation Committee, after consulting with Compensia, updated the Peer Group based on the selection criteria referenced above to include the following companies:

AngioDynamics	Tactile Systems Technology	Nevro
Anika Therapeutics	AirSculpt Technologies	Orthofix Medical
Artivion	Apyx Medical	Outset Medical
Accuray	Bioventus	Revance Therapeutics
AxoGen	Cerus	Silk Road Medical
NanoString Technologies	Establishment Labs Holdings	The Beauty Health Company
SI-BONE	Evolus	Zynex
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

Key Features of Our Executive Compensation Program

	WHAT WE DO		WHAT WE DON’T DO
✓	Pay for Performance: We link the cash compensation of our executive officers to our performance and stockholder interests by heavily weighting their target total cash compensation opportunities to the achievement of strong financial performance tied to a balanced mix of pre-established performance measures and long- term equity awards that align their interests with those of our stockholders.	☒	No Special Perquisites or Benefits: We do not ordinarily provide special perquisites or other personal benefits to our executive officers, such as company cars*, club memberships, supplemental executive retirement plans or supplemental executive health benefits.

* We provide our sales executives with a car allowance given their extended use of a vehicle other than simply commuting to and from the office in Brisbane.
✓	Independent Compensation Advisor: The Compensation Committee selects and engages its own independent advisor to evaluate compensation on an annual basis.	☒	No Guaranteed Bonuses: We do not provide guaranteed minimum bonuses. Bonuses are contingent on the achievement of key strategic Company goals.
✓	Stock Ownership Guidelines: Our Named Executive Officers, members of senior management, and the non-employee members of our Board are subject to stock ownership guidelines equal to a multiple of their respective annual base salaries (3x for our Chief Executive
Officer and 1x for other Named Executive Officers and members of senior management) or Board service retainers (3x for directors).
☒	No Excise Tax Gross-Ups: We do not provide any tax reimbursement payments or
“gross-ups” payments in connection with any excise taxes that are imposed in connection with any change in control payments or benefits

✓	Competitive and market-based compensation: We pay fair and reasonable compensation that allows us to attract, motivate, retain and reward the key employees whose knowledge, skills and performance are necessary for our future growth and success.

✓	Compensation Recovery (“Clawback”) Policy: Our Clawback Policy, which covers all executive officers, allows for recovery of performance-based compensation if a Named Executive Officer’s intentional misconduct.
2023 Compensation Overview
When designing our 2023 executive compensation program, the Compensation Committee considered the program philosophy and objectives set forth above and the intense competition for executive talent within the medical device industry and the broader technology industry in Silicon Valley, California.
Executive Officer Compensation
The objectives of our executive officer compensation program are to attract, retain, motivate and reward key personnel who possess the necessary leadership and management skills through competitive base salary, annual cash bonus incentives, long-term equity incentive compensation, and various benefits generally available to employees of the Company.

Summary of the Key Features of our 2023 Executive Compensation Program
•    Our Named Executive Officers are compensated with a base salary (cash), incentive cash bonuses, equity awards, and other customary employee benefits.
•    The compensation of our Named Executive Officers is reviewed annually (or more frequently as circumstances may dictate) by the Compensation Committee, and adjustments are made to reflect performance-based factors and competitive conditions.
•    We evaluate and reward our Named Executive Officers based on the comparable industry specific and general market compensation for their respective positions in the Company, and an evaluation of their contributions to the achievement of short-term and long-term organizational goals.
•    Our Compensation Committee engages an outside compensation consultant to review our executive compensation program on an “as needed” basis, in comparison to the Peer Group, and recommend modifications at reasonable intervals when warranted.
•    Our employment arrangements with our Named Executive Officers include participation in our Executive Change in Control and Severance Policy.
•    We have stock ownership guidelines equal to a multiple of their respective annual base salaries (3x for our Chief Executive Officer and 1x for our other Named Executive Officers.
Compensation-Setting Process Committee’s Roles and Responsibilities
Role of the Compensation Committee in Setting Executive Compensation
•    Provide oversight of our compensation programs, policies, practices and benefit plans;
•    Assist our Board in discharging its responsibilities relating to (i) the oversight of the compensation of our CEO, our CFO and the other members of executive management, and (ii) approving and evaluating our Executive Management compensation programs, policies, practices and plans; and
•    Assist our Board in administering our equity compensation plans for our employees.
Compensation Committee Members
The members of the Compensation Committee are appointed by our Board. The chairperson of the committee is Nicholas Lewin and the other members are Keith Sullivan and Sheila Hopkins. Gregory A. Barrett and Janet D. Widemann served on the Compensation Committee in 2023 until June 9, 2023 and July 14, 2023, respectively. Each member of the Compensation Committee is a “non-employee director” for purposes of Exchange Act Rule 16b-3, and satisfies the independence requirements imposed by the NASDAQ listing standards.
Compensation Committee Charter
The Compensation Committee has a written charter, which can be found on the Investors page, under the Corporate Governance section of our website at www.cutera.com.
Duties of the Compensation Committee
The responsibilities of the Compensation Committee include:
(i)    Establishing the following compensation elements for our executive officers as appropriate:
(a)    annual base salary;
(b)    annual incentive bonus, which may include the setting of specific goals and target amounts;
(c)    equity compensation;
(d)    agreements for employment, severance and change-of-control payments and benefits; and
(e)    any other benefits, compensation or arrangements, other than benefits generally available to our employees.
(ii)    Reviewing, at such intervals as may be decided by the Compensation Committee from time to time, regarding:
(a)    general compensation goals and guidelines for our employees and the criteria by which bonuses and equity awards to our employees are determined; and
(b)    other policies and plans for the provision of compensation to our employees and consultants.
(iii)    Acting as Administrator of our 2019 Equity Incentive Plan, our 2023 Inducement Equity Incentive Plan and our 2004 Employee Stock Purchase Plan, and any other equity compensation plans adopted by our Board;
(iv)    Reviewing our policies relating to the issuance of equity compensation to our employees and consultants;
(v)    Preparing the report that accompanies this Compensation Discussion and Analysis.

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
Cash Compensation
Cash compensation consists of:
•    Base salary;
•    Discretionary spot bonus;
•    Participation in a Management Bonus Program for non-sales employees (the “Management Bonus Program”).and
•With respect to Michael Karavitis participation in a special retention bonus arrangement, as described in more detail below under the section titled "Employment Agreements".
Our cash compensation goals for our Named Executive Officers are based upon a number of principles, including:
•Although we do not believe that it is appropriate to make compensation decisions upon any type of benchmarking to a peer or other representative group of companies, the compensation committee believes that information regarding the compensation practices at other companies is useful in at least two respects. First, the compensation committee recognizes that our compensation policies and practices must be competitive in the marketplace. Second, this information is useful in assessing the reasonableness and appropriateness of individual executive compensation elements and of our overall executive compensation packages. This information is only one of several factors that the compensation committee considers, however, in making its decisions with respect to the compensation of our Named Executive Officers. Additional considerations include:
•Base salary should reflect the individual’s experience (in both the role he or she is performing, and the aesthetics industry more broadly), performance, and potential; and
•The amount of bonuses payable to our Named Executive Officers should be based on corporate performance measures established by the Compensation Committee and approved by our Board that align the bonus payment with the achievement of specified goals contained in our annual operating plan that are intended to enhance long-term stockholder value.
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
In 2023, the Compensation Committee reviewed the base salaries of our executive officers, including our Named Executive Officers, taking into consideration a competitive market analysis performed by Compensia, as well as the other factors described above. Following this review, the Compensation Committee set the base salaries of our executive officers for 2023 at levels that it believed were appropriate to maintain their competitiveness.
The base salaries paid to our named executive officers were as follows:

Named Executive Officer	2022 Base Salary (1)	2023 Base Salary	Percentage Adjustment
Taylor C. Harris	N/A	$675,000	N/A
Stuart D. Drummond	$280,000	$292,000	4.3%
Jeffrey S. Jones	N/A	$370,000	N/A
Michael A. Karavitis	$457,496	$457,496	—%
Stephana E. Patton	N/A	$425,000	N/A
David H. Mowry	$696,800	$696,800	—%
Daniel J. Plants (1)	$260,000	$260,000	—%
Rohan R. Seth	$390,000	$390,000	—%
Sheila A. Hopkins	N/A	$696,792	—%
(1) Effective July 1, 2022.
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
In 2023, the Compensation Committee determined to award cash bonus opportunities to our executive officers, including our Named Executive Officers, pursuant to the 2023 Management Bonus Plan. Under the 2023 Management Bonus Plan, our Board had the authority to select the performance measures and related target levels applicable to the target cash bonus opportunities for our executive officers.
Target Cash Bonus Opportunities
For 2023, the target cash bonus opportunities were designed to reward our Named Executive Officers based on our overall financial and operational performance and were established after the Compensation Committee consulted with its compensation consultant. As in prior years, the Compensation Committee determined that the target cash bonus opportunities for the Named Executive Officers should be determined as a percentage of their base salary. The target cash bonus opportunities are reviewed annually by the Compensation Committee and are based on several factors, including the scope of the Named Executive Officers’ performance, contributions, responsibilities, experience, prior years’ target cash bonus and market conditions. In 2023, the Compensation Committee did not make any changes to our Named Executive Officers’ target cash bonus opportunities.
For 2023, the target cash bonus opportunities for each of our Named Executive Officers were as follows:

Named Executive Officer	2023 Target Cash Bonus Opportunity (as a percentage of base salary)	2023 Target Cash Bonus Opportunity
Taylor C. Harris	100%	$675,000
Stuart D. Drummond	40%	$116,800
Jeffrey S. Jones	50%	$185,000
Michael A. Karavitis	60%	$274,498
Stephana E. Patton	50%	$195,000
David H. Mowry	100%	$698,800
Daniel J. Plants (1)	39%	$100,000
Rohan R. Seth	50%	$195,000
Sheila A. Hopkins	100%	$225,402

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
Corporate Performance Measures-related:
For 2023, the Compensation Committee established the following corporate performance measures for determining the bonuses payable to our Named Executive Officers, and the overall weighting of each corporate performance measure, as follows:

1)	2023 AviClear revenue measured against a pre-established target amount	25%
2)	2023 Non-AviClear revenue measured against a pre-established target amount	25%
3)	2023 Non-GAAP gross margin measured against a pre-established target amount (1)	25%
4)	2024 Non-GAAP operating income measured against a pre-established target amount (1)	25%
(1) For a full reconciliation for Non-GAAP Gross Margin and Non-GAAP Operating Income to the most directly comparable financial measure stated in accordance with GAAP, please see our Current Report on Form 8-K filed with the SEC on March 21, 2024.
Our Board believed that these corporate performance measures aligned the Named Executive Officers’ bonus payment with the achievement of our annual operating goals, which would enhance long-term stockholder value creation.
The Compensation Committee weighted each corporate performance measure as set forth above, such that the given percentage of the bonus was “at risk” based on the level of achievement of the specific performance measure. Performance achievement of each of the specific performance measures was based on a sliding scale. With respect to the Revenue performance measures, the applicable payout scaled linearly from 50% to 100% between 90% of the target Revenue attainment goal and 100% of the target Revenue attainment goal, and the applicable payout scaled linearly between 100% and 200% between 100% of the target Revenue attainment goal and 125% of the target Revenue attainment goal. With respect to the Non-GAAP Gross Margin performance measure, the applicable payout scaled linearly from 50% to 100% between 95% of the target Non-GAAP Gross Margin attainment goal and 100% of the target Non-GAAP Gross Margin attainment goal, and the payout scaled linearly between 100% to 150% between 100% of the target Gross Margin attainment goal and 110% of the target Gross Margin attainment goal. With respect to the Non-GAAP Operating Income performance measure, the applicable payout scaled linearly from 50% to 100% between 70% of the target Non-GAAP Operating Income attainment goal and 100% of the target Non-GAAP Operating Income attainment goal, and the payout scaled linearly from 100% to 125% between 100% of the target Non-GAAP Operating Income attainment goal and 225% of the Non-GAAP Operating Income attainment goal.
2023 Performance Results and Bonus Decisions
On April 25, 2024 the Compensation Committee determined that we did not achieve the corporate performance measures under the 2023 Management Bonus Plan and therefore no payments were made to our Named Executive Officers.
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
The performance metrics established for the PSU awards are described below in the section titled “Equity Awards.”
The Compensation Committee concluded that the changes to the compensation of our Named Executive Officers strengthened the alignment of their interests with those of our stockholders, were sufficient to maintain competitiveness with the executives in comparable positions at the companies in our Peer Group, promoted retention and achieved the motivation and continuity desired. Further, the Compensation Committee also took into consideration the fact that, consistent with our compensation objectives, the equity awards granted to our Named Executive Officers increased their stake in the Company, thereby reinforcing their incentive to manage our business as owners and subjected a significant portion of their target total direct compensation to fluctuations in the market price of our common stock in alignment with stockholder interests.
Equity Awards
Under our 2019 Equity Incentive Plan and the 2023 Inducement Equity Incentive Plan , we generally grant RSU awards, PSU awards, and options to our executive officers, employees and the non-employee members of our Board. We grant annual equity awards to our Named Executive Officers and certain members of management with a vesting start date of January 1. All awards are subject to a minimum one-year vesting period from the date of grant. Awards with time-based vesting, such as RSU awards and options, typically vest as to 25% of the shares subject to the award after the first twelve months of service and in equal quarterly installments thereafter with full vesting in four years. Awards with performance-based vesting typically vest contingent on achievement of corporate goals or other financial targets set as of the grant date, with 50% of the shares subject to the award vesting after the first twelve months of service and 50% vesting on the second anniversary of the grant date. Aside from our annual equity awards practices, the Compensation Committee approves equity awards to new and recently hired or promoted employees once each quarter at the Compensation Committee meeting with the grant date fair value to be calculated as of the date of the award.
Summary of Equity Award Grants

(1)	Mr. Harris was granted equity awards with a grant date fair value of $6,997,690 in 2023. The equity awards were comprised of stock options and restricted stock units (“RSUs”) with a grant date fair value of $4,250,000 and $2,747,690, respectively.
(2)	Mr. Drummond was granted equity awards with a grant date fair value of $236,587 in 2023. The equity awards were comprised of stock options, PSUs and RSUs with a grant date fair value of $27,500, $59,098, and $149,989, respectively.
(3)	Mr. Jones was granted equity awards with a grant date fair value of $232,688 in 2023. The equity awards were comprised of stock options and restricted stock units (“RSUs”) with a grant date fair value of $187,505 and $45,163, respectively.
(4)	Mr. Karavitis was granted equity awards with a grant date fair value of $393,622 in 2023, compared to $560,724 in 2022. The equity awards were comprised of stock options, PSUs and RSUs with a grant date fair value of $125,000, $179,081, and $89,541, respectively.
(5)	Mr. Mowry was granted equity awards with grant date fair value of $663,265 compared to $1,530,185 in 2022. The equity awards were comprised of performance stock units.
Performance Stock Unit Awards—Corporate Performance Measures-related:
In February 2023, our Compensation Committee granted PSU awards to our Named Executive Officers and other members of management and selected performance targets for these awards. The number of units subject to the PSU awards granted to our Named Executive Officers vest in equal amounts upon the filing of our 10-K for the year ended December 31, 2023, based on the performance targets being met and subject to approval by our Board, and December 31, 2024, subject to the Named Executive Officer continuing to provide service through to this vesting date. The following metrics were the 2023 corporate performance measures to be achieved by December 31, 2023:

	Metric	Weighting of Goal
(1)	AviClear commercial goals	40%
(2)	truBody growth targets	20%
(3)	Product development milestones	15%
(4)	Cash, inventory and accounts receivable targets	25%

The following table presents the quantities of the Corporate Performance Measure-related PSU grants awarded to the Named Executive Officers:

Name	Grant Quantity	Grant Date Value (1)
Stuart D. Drummond	2,027	$39,405
Michael A. Karavitis	9,212	$179,081
(1) For purposes of this table, “Grant Date Value” generally means the aggregate grant date fair value of the PSU award granted to the applicable Named Executive Officer during 2023 calculated in accordance with ASC Topic 718.
The following table sets forth the number of units that potentially could have vested for our Named Executive Officers upon filing our Annual Report on Form 10-K for 2023, subject to our Board’s certification that the performance criteria were met based on the level of achievement (or failure to achieve) each of the performance targets discussed above.

Name	If Minimum Thresholds are Not Met	At 100% of Target Performance	Actual Vested Shares
Stuart D. Drummond	—	1,014	101
Michael A. Karavitis	—	4,606	460
Each unit granted pursuant to the PSU awards represents a contingent right to receive one share of our common stock for each unit that was earned and vested. All vested shares were released upon our Board’s affirmative finding that the performance measures were met based on the level of achievement (or failure to achieve) each of the performance targets, and upon our timely filing of our Annual Report on Form 10-K which did not occur.
Health and Welfare Benefits
We provide the following health and welfare benefits to our Named Executive Officers generally on the same basis as the health and welfare benefits provided to all employees. These benefits are consistent with those offered by other companies and specifically with those companies with which we compete for employees:
•Health, dental and vision insurance;
•Life insurance;
•Short-term and long-term disability insurance;
•A Section 401(k) plan with 25% employer matching contributions, capped at 6% of total employee eligible contributions;
•ESPP participation eligibility (see below); and
•Flexible Spending Accounts.
Employee Stock Purchase Plan
We maintain a 2019 Employee Stock Purchase Plan (“ESPP”) that provides eligible employees with the opportunity to purchase shares of our common stock at a 15% discounted price to the lower of the fair market value at either the beginning or the end of the applicable offering period. Due to the late filing of our Quarterly Report on Form 10-Q for the three months ended September 30, 2023, participation in the ESPP was suspended until further consideration.
Post-Employment Compensation
Our employment agreements with our Named Executive Officers include COC Agreements. The purpose of these COC Agreements is to provide incentives to our Named Executive Officers to continue their employment with the Company and not be distracted by the possibility of loss of employment as a result of a potential acquisition of the Company. For a summary of the material terms and conditions of these COC Agreements, see “Potential Payments Upon Termination or Change in Control” below.
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
Executive Stock Ownership Guidelines
We maintain Amended and Restated Stock Ownership Guidelines for our non-employee directors and officers (as defined by Rule 16a-1(f) of the Exchange Act) (“Executives”). These guidelines are designed to align our non-employee directors’ and Executives’ interests with our stockholders’ long-term interests by promoting long- term ownership of our common stock, which our Board believes reduces the incentive for excessive short-term risk taking. These guidelines provide that our Chief Executive Officer and our other Executives must hold shares of our common stock having a value not less than three times and one time, respectively, of their annual base salary. Each Executive has five years from the date of his or her appointment, or if an Executive at the time of the adoption of the Stock Ownership Guidelines, four years from the adoption of the Stock Ownership Guidelines (July 28, 2017), to attain such level of ownership.
In addition, our Executives must hold at least 50% of any shares received pursuant to stock options, stock appreciation rights, vested restricted stock awards, restricted stock unit awards, performance share or performance stock unit awards (net of taxes) for a minimum of one year following vesting and delivery.
As of March 31, 2024, our Named Executive Officers’ equity holdings and target guidelines were as follows:

Named Executive Officer	Stock Ownership as of March 31, 2024	Minimum Stock Ownership Required (1)
Tylor C. Harris	30,000	1,377,551
Stuart D. Drummond	9,421	198,639
Jeffery S. Jones	—	251,701
Michael A. Karavitis	37,393	311,222
Stephana E. Patton	—	289,116
(1) Based on the closing stock price of $1.47 per share on March 28, 2024.
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
As of March 31, 2023, the non-employee directors’ holdings and target guidelines were as follows:

Non-Employee Directors	Stock Beneficial Ownership as of March 31, 2024	Minimum Stock Ownership Required
Kevin J. Cameron	—	5,200
Sheila A. Hopkins	31,188	5,200
Nicholas S. Lewin	—	5,200
Keith J. Sullivan	3,964	5,200
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
Compensation Recovery (“Clawback”) Policy
Our Clawback Policy, which covers all executive officers, allows for recovery of performance-based compensation if a Named Executive Officer’s intentional misconduct:
•violates the law, our Code of Business Conduct and Ethics, or any significant Company ethics or compliance policy; and
•results in material financial or reputational harm, or results in a need for a restatement of our consolidated financial statements.
•The compensation elements that are subject to recovery under this policy include:
•all amounts paid under the Management Bonus Program which were awarded on or after June 14, 2019; and
•all awards under the 2019 Equity Incentive Plan and any successor equity incentive plans, whether exercised, vested, unvested, or deferred, which were awarded on or after June 14, 2019.
All recoveries are determined in the sole discretion of the Compensation Committee. We will amend our Clawback Policy to comply with the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act once applicable Nasdaq listing standards have become effective
2023 Summary Compensation Table
The following table sets forth summary compensation information for the fiscal years ended December 31, 2023, 2022, and 2021 for the Named Executive Officers.

Name, Principal Position, and Year	Salary ($)	Option Awards ($)(1)	Stock Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)		Total ($)
Taylor C. Harris
Chief Executive Officer
2023	$271,023	$4,250,008	$2,747,683	(3)	$—	$11,100	(4)	$7,279,814
Stuart D. Drummond
Interim Chief Financial Officer
2023	$293,030	$27,500	$209,087		$94,368	$—		$623,985
Jeffrey S. Jones
Chief Operating Officer
2023	$128,472	$187,505	$45,163		$—	$—		$361,140
Michael A. Karavitis,
Chief Technology Officer
2023	$457,496	$125,000	$268,622		$248,218	$—		$1,099,336
2022	$444,548	$149,991	$410,733		$151,248	$—		$1,156,520
2021	$423,300	$118,758	$2,862,976		$388,590	$—		$3,793,624
Stephana E. Patton
Chief Legal Officer
2023	$57,955	$—	$—		$—	$—		$57,955
Sheila A. Hopkins
Former Chief Executive Officer
2023	$225,402	$74,996	$696,366		$225,402	$54,125	(5)	$1,276,291
David H. Mowry,
Former Chief Executive Officer
2023	$194,523	$—	$663,265		$376,553	$480,562	(6)	$1,714,903
2022	$683,400	$799,938	$730,247		$383,937	$—		$2,597,522
2021	$660,000	$200,000	$2,393,961		$807,840	$3,825	(7)	$4,065,626
Daniel J. Plants
Former Executive Chairperson
2023	$72,583	$—	$—		$56,202	$—		$128,785
2022	$255,000	$249,979	$228,196		$55,100	$—		$788,275
2021	$154,356	$—	$772,382		$94,466	$—		$1,021,204
Rohan R. Seth
Former Chief Financial Officer
2023	$158,438	$—	$—		$191,097	$—		$349,535
2022	$375,833	$199,976	$182,537		$195,000	$—		$953,346
2021	$355,250	$112,503	$1,512,265		$271,766	$1,531	(7)	$2,253,315

1.The amounts reported in this column represent the aggregate grant date fair value of equity awards granted during the applicable fiscal year calculated in accordance with ASC Topic 718.
2.The amounts reported in this column represent the amounts earned in accordance with our Management Bonus Program for our Named Executive Officer.
3.In August 2023, the Board of Directors approved a grant of restricted stock units and a grant of market-based stock options to Taylor Harris, who joined as the Company’s Chief Executive Officer on August 7, 2023. The restricted stock grant of 249,336 shares vests over four years, subject to the continued employment of Mr. Harris. The grant of restricted stock units entitles Mr.Harris to receive one share of Common Stock per one restricted stock unit. One-fourth of the restricted stock units shall vest on August 7, 2024 and 1/12 of the restricted stock units shall vest each quarter thereafter, subject to Mr. Harris continuing as a service provider through each such date. The vesting of the market-based stock option is dependent upon price targets of the Company’s common stock. One quarter of the grant quantity of 735,295 will be eligible to vest upon the date the 30 calendar-day trailing average closing price of the Company's Common Stock first meets each of the following levels within four years of the grant date: $20.00, $25.00, $30.00, and

$35.00. Once a level is attained, one-fourth of the options subject to such tranche will vest on the later of (i) the date such level is attained or (ii) August 7, 2024. The remaining options in such tranche will vest over the next 12 quarters, subject to Mr. Harris continuing as a service provider through each such date. Exercise price of the stock option is $11.02.
4.Amount paid is the consulting fee to Mr. Harris.
5.Director compensation to Ms. Hopkins
6.Includes $399,000 consulting fee, $25,000 relocation, $56,562 legal fees paid to Mr. Mowry
7.Amounts represent vested Section 401(k) plan employer-matching contributions.

Grants of Plan-Based Awards Table
The following table lists grants of plan-based option, RSU, and PSU awards made to our Named Executive Officers during the fiscal year ended December 31, 2023.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards	Stock Awards: Number of Shares of Stock or Units	Option Awards: Number of Securities Underlying Options	Base Price of Awards ($)	Grant Date Fair Value of Awards ($) (2)
Name	Grant Date	Threshold	Target	Maximum
Taylor C. Harris	5/19/2023	—	—	—	—	—	—
.	8/18/2023	—	—	—	—	—	25,327	$16.84	$250,003
	8/18/2023	—	—	—	—	—	183,827	$11.02	$10,000,003
	8/18/2023	—	—	—	—	—	183,824	$11.02	$10,000,003
	8/18/2023	—	—	—	—	—	183,824	$11.02	10,000,003
	8/18/2023	—	—	—	—	—	183,823	$11.02	999,997
	8/18/2023	—	—	—	—	249,336	—	—	$2,747,683
		$337,500	$675,000	$1,012,500	—	—	—	—	—

Stuart D. Drummond	4/12/2023	—	—	—	—	—	2,519	16.84	250,003
	4/12/2023	—	—	—	2,027	1,013	—	—	$39,405
	4/12/2023	—	—	—	—	6,687	—	—	$149,989
	8/18/2023	58,400	116,800	175,200	—	—	—	$—	$—

Jeffrey S. Jones	11/7/2023	—	—	—	—		31,256	$3.67	$187,505
	11/7/2023	—	—	—	—	12,306			$45,163
	—	$92,500	$185,000	$277,500

Michael A. Karavitis	4/12/2023	—	—	—	—		11,450	$19.44	$125,000
	4/12/2023	—	—	—	9,212	—			$179,081
	4/12/2023	—	—	—	4,606	—	—		$89,541
	—	$137,250	$274,500	$411,750	—	—	—	—	—

Stephana E. Patton		—	—	—	—		—	$—	$—
	—	$97,500	$195,000	$292,500	—	—	—	—	—

Sheila A. Hopkins	7/14/2023	—	—	—	—		7,770	$15.83	$74,996
	4/27/2023	—	—	—	—	17,085	—	—	$375,016
	7/3/2023	—	—	—	—	8,170	—	—	$125,001
	8/1/2023	—	—	—	—	6,368	—	—	125,004
	7/14/2023	$—	$—	$—	—	4,507	—	—	71,346

David H. Mowry	5/11/2023	—	—	—	6,666	—	—	—	$94,257
	5/11/2023	—	—	—	—	40,241	—	—	$569,008
	—	$348,400	$696,800	$1,045,200	—	—	—	—	—

1.Amounts in the “Estimated Future Payouts Under Non-Equity Incentive Plan Awards” columns relate to cash incentive opportunities under our 2023 Management Bonus Plan based upon the achievement of corporate performance goals over fiscal year 2023. Under the 2023 Management Bonus Plan, payments are determined by multiplying each participant’s target cash bonus by a factor determined by the achievement of the corporate performance goals, capped at 200%. The actual amounts paid to our named executive officers are set forth in the “2023 Summary Compensation Table” above, and the calculation of the actual amounts paid is discussed more fully in the section titled “Executive Officer Compensation—2023 Performance Results and Bonus Decisions.”
2.The amounts reported in this column reflect the fair value of equity awards calculated in accordance with ASC Topic 718. See Note 8 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of the valuation assumptions used for calculating the grant date fair value of our stock-based compensation.

2023 Outstanding Equity Awards at Fiscal Year-End Table

The following table lists the outstanding equity awards held by our Named Executive Officers as of December 31, 2023.

		Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Earned Options Exercisable	Number of Securities Underlying Unexercised Unearned Options Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested		Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Taylor C. Harris	8/18/2023						249,336	(1)	$880,156

Stuart D. Drummond	2/20/2022	1,414	1,535	(2)	$33.45	2/20/2029
	2/20/2022									577	(3)	$2,035
	4/12/2023									203	(4)	$716
	7/28/2021						1,874	(5)	$6,615
	2/20/2022						710	(6)	$2,506
	4/12/2023						1,013	(7)	$3,576
	4/15/2023						6,687	(8)	$23,605

Jeffrey S. Jones	11/7/2023						12,306	(9)	$43,440

Michael A. Karavitis	2/21/2021	5,468	2,031	(10)	$32.87	2/12/2028
	2/20/2022	4,241	4,608	(11)	$33.45	2/20/2029
	2/20/2022									1,729	(12)	$6,103
	4/12/2023									921	(13)	$3,252
	2/24/2020						1,832		$6,467
	2/12/2021						1,310		$4,624
	2/20/2022						2,131		$7,522
	4/12/2023						4,606	(14)	$16,259

Sheila A. Hopkins	6/16/2022	3,627	—		$36.55	6/16/2029
	5/17/2021						2,737	(15)	$9,662
	4/27/2023						17,085	(16)	$60,310
	7/3/2023						8,170	(17)	$28,840
	8/1/2023						6,368	(18)	$22,479
	7/14/2023						4,507	(19)	$15,910

David H. Mowry	2/12/2021	9,209	3,420	(20)	$32.87	2/12/2028
	2/20/2022	22,614	24,580	(21)	$33.45	2/20/2029
(1) One-fourth of the total number of shares subject to the award shall vest on the first anniversary of the Vesting Commencement Date and the remaining shares will vest over the next twelve quarters in equal quarterly amounts thereafter, until all such shares have vested, subject to the Named Executive Officer remaining employed on each such vesting date.
(2) One-fourth of the total number of shares subject to the option shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the option shall vest on the last day of each full calendar month thereafter, until all such shares have vested,
(3) One-fourth of the total number of shares subject to the award shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the award shall vest on the last day of each full calendar month thereafter.
(4) One-fourth of the total number of shares subject to the award shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the award shall vest on the last day of each full calendar month thereafter.
(5) Twenty-five percent (25%) of the Restricted Stock Units will vest on each of the first four anniversaries of the Vesting Commencement Date.

(6) One-fourth of the total number of shares subject to the award shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the award shall vest on the last day of each full calendar month thereafter.
(7) One-fourth of the total number of shares subject to the award shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the award shall vest on the last day of each full calendar month thereafter, until all such shares have vested,.
(8) Twenty-five percent (25%) of the Restricted Stock Units will vest on each of the first four anniversaries of the Vesting Commencement Date,
(9) Twenty-five percent (25%) of the total number of shares subject to the award shall vest one full calendar year following the Vesting commencement Date. The remaining shares subject to the award will vest over the next 12 quarters, in equal quarterly amounts, subject to the Named Executive Officer remaining employed on each such vesting date.
(10) One-fourth of the total number of shares subject to the option shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the option shall vest on the last day of each full calendar month thereafter, until all such shares have vested, subject to the Named Executive Officer remaining employed on each such vesting date.
(11) One-fourth of the total number of shares subject to the option shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the option shall vest on the last day of each full calendar month thereafter, until all such shares have vested, subject to the Named Executive Officer remaining employed on each such vesting date.
(12) One-fourth of the total number of shares subject to the option shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the option shall vest on the last day of each full calendar month thereafter, until all such shares have vested.
(13) One-fourth of the total number of shares subject to the award shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the award shall vest on the last day of each full calendar month thereafter, until all such shares have vested,.
(14) One-fourth of the total number of shares subject to the award shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the award shall vest on the last day of each full calendar month thereafter, until all such shares have vested,.
(15) One-third of the Restricted Stock Units will vest on each of the first three anniversaries of the Vesting Commencement Date.
(16) 100% of the total number of shares subject to the award shall vest twelve months from the Vesting Commencement Date.
(17) 100% of the total number of shares subject to the award shall vest twelve months from the Vesting Commencement Date.
(18) 100% of the total number of shares subject to the award shall vest twelve months from the Vesting Commencement Date.
(19) 100% of the total number of shares subject to the award shall vest twelve months from the Vesting Commencement Date.
(20) One-fourth of the total number of shares subject to the option shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixth of the total number of shares subject to the option shall vest on the last day of each full calendar month thereafter, until all such shares have vested, subject to the Named Executive Officer remaining employed on each such vesting date.
(21) One-fourth of the total number of shares subject to the option shall vest one full calendar year following the Vesting Commencement Date and one thirty-sixith of the total number of shares subject to the option shall vest on the last day of each full calendar month thereafter, subject to the Named Executive Officer remaining employed on each such vesting date.

2023 Options Exercised and Stock Vested Table
The following table lists the stock options exercised and stock awards that vested for our Named Executive Officers in the fiscal year ended December 31, 2023.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting	Value Realized Upon Vesting
Rohan R. Seth	33,000	$202,950	—	—
Pension Benefits
We did not sponsor any defined benefit pension or other actuarial plan for our executive officers, including our Named Executive Officers, during 2023.
Nonqualified Deferred Compensation
We did not maintain any nonqualified defined contribution or other deferred compensation plans or arrangements for our executive officers, including our Named Executive Officers, during 2023.
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
Employment Agreements

Our employment arrangements with our currently employed Named Executive Officers (Messrs. Harris, Drummond, Jones, Karavitis and Ms. Patton) include participation Agreements under our Executive Change in Control and Severance Policy, as described below under the section titled “Potential Payments Upon Termination or Change in Control”.
On April 25, 2023, we entered into an offer letter with Ms. Hopkins regarding her appointment as Interim CEO. The offer letter provided Ms. Hopkins with an annual base salary and discretionary bonus opportunity. Per the terms of the offer letter, we promptly reimbursed Ms. Hopkins for (i) reasonable business expenses (including, without limitation, meals, car rental and any other local transportation), (ii) reasonable travel expenses between Ms. Hopkins’ permanent residence and her office at the Company (on a weekly basis), and (iii) the reasonable rent and other associated costs incurred by Ms. Hopkins for renting a furnished two bedroom apartment located near the Company’s Brisbane, California offices or, in the alternative, hotel accommodations. In addition, with respect to the reimbursements in subclauses (ii) and (iii) above (the “Relocation Reimbursements”), the Company will provide to Ms. Hopkins an amount or amounts (the “Tax Neutrality Payment”), determined by the Company after consultation with Ms. Hopkins, to be necessary to pay federal, state, and local income and employment taxes, if any, incurred by Ms. Hopkins (x) arising as a result of the Relocation Reimbursements, and (y) arising from the payments made to Ms. Hopkins to cover such taxes.

On May 11, 2023, we entered into a consulting agreement with Mr. Mowry. Pursuant to the terms of the consulting agreement, Mr. Mowry served as a consultant to the Company and performed consulting and advisory services for the Company through December 31, 2023. Under the consulting agreement, Mr. Mowry was entitled to (i) compensation during the term of the consulting agreement of $60,000 per month payable in cash on the last day of the applicable month, and pro-rated for any partial month in which the consulting services were provided; (ii) an award of 40,241 time-based RSUs; and (iii) an award of 6,666 PSUs, in each case, subject to our 2019 Equity Incentive Plan and our standard form of time-based RSU award agreement and July 20, 2021 form of PSU award agreement thereunder, as applicable.

On May 12, 2023, we entered into an offer letter with Mr. Drummond. The offer letter provided Mr. Drummond with an annual base salary and annual target discretionary bonus opportunity. Per the terms of the offer letter, Mr. Drummond will be eligible to receive a series of retention bonuses if Mr. Drummond remains an employee through the applicable retention dates. Mr. Drummond may earn (i) the first retention bonus of $60,000 upon the appointment of a new Chief financial Officer, (ii) the second retention bonus of $40,000 on the six-month anniversary of the appointment of a new Chief Financial Officer, and (iii) the third retention bonus of $70,000 on the one year anniversary of the appointment of a new Chief Financial Officer. In each instance, the applicable retention bonus will be paid, less applicable withholdings, within ten business days following the applicable retention date.

On May 12, 2023, we entered into a retention bonus letter with Mr. Karavitis. Per the terms of the retention bonus letter, Mr. Karavitis became eligible to receive a series of retention bonuses by remaining an employee in good standing through the applicable retention dates. Mr. Karavitis earned (i) the first retention bonus of $56,250 on July 3, 2023, (ii) the second retention bonus of $45,000 on October 3, 2023, and (iii) the third retention bonus of $56,250 on January 2, 2024, and (iv) the fourth retention bonus of $67,500 on April 2, 2024.
Potential Payments Upon Termination or Change in Control
On April 28, 2023, our Board approved a new Executive Change in Control and Severance Policy (the “Severance Policy”), which provides a standardized approach for the receipt of change in control and severance payments and benefits by certain key employees to be designated by the Compensation Committee of our Board or by our Chief Executive Officer. Generally, the Severance Policy is intended to replace the individual change of control and severance agreements which we had previously entered into with certain key employees. We have entered into a participation agreement under the Severance Policy with each of Messrs. Harris, Drummond, Jones, Karavitis and Ms. Patton.

Termination of Employment Not Involving a Change of Control
The Severance Policy provides that if the applicable Named Executive Officer’s employment with the Company is terminated by the Company without “cause” (as defined in the Severance Policy) (excluding by way of death or disability) or by the Named Executive Officer for “good reason” (as defined in the Severance Policy) not in connection with a change of control (either prior to three months before or after 12 months following a change in control, as defined in the Severance Policy) of the Company, the Named Executive Officer will receive, subject to signing and not revoking a release of claims in favor of the Company, the following severance payments and benefits based on their status as of December 31, 2023:

Named Executive Officer	Lump Sum Severance Payments
Taylor C. Harris	150% base salary; 18 months of Cobra reimbursement
Stuart D. Drummond	50% base salary; 6 months of Cobra reimbursement
Jeffrey S. Jones	100% base salary; 12 months of Cobra reimbursement
Michael A. Karavitis	100% base salary; 12 months of Cobra reimbursement
Stephana E. Patton	100% base salary; 12 months of Cobra reimbursement
Termination of Employment Involving a Change of Control

The Severance Policy further provides that if the applicable Named Executive Officer’s employment with the Company is terminated by the Company without “cause” (excluding by way of death or disability) or by the Named Executive Officer for “good reason” and such termination occurs within the period beginning three months before, and ending 12 months following, a change in control of the Company (commonly referred to as “double trigger” arrangement), the Named Executive Officer will receive, subject to signing and not revoking a release of claims in favor of the Company the following severance payments and benefits based on their status as of December 31, 2023:

Named Executive Officer	Lump Sum Severance Payments
Taylor C. Harris	150% base salary; 150% of target bonus; 18 months of Cobra reimbursement; 100% acceleration of equity awards (with any applicable performance goals deemed achieved at target levels, unless provided otherwise in the applicable award agreement or with respect to awards designated as “Aviclear” or “special” at the time of grant) (“Equity Acceleration”).
Stuart D. Drummond	50% base salary; 50% of target bonus; 6 months of Cobra reimbursement; 100% Equity Acceleration.
Jeffrey S. Jones	100% base salary; 100% of target bonus; 12 months of Cobra reimbursement; 100% Equity Acceleration.
Michael A. Karavitis	100% base salary; 100% of target bonus; 12 months of Cobra reimbursement; 100% Equity Acceleration
Stephana E. Patton	100% base salary; 100% of target bonus; 12 months of Cobra reimbursement; 100% Equity Acceleration
For purposes of the Severance Policy Agreements, “cause” means a Named Executive Officer’s termination of employment only upon:
(i)     The Named Executive Officer’s willful failure to substantially perform his or her duties with respect to the Company (subject to notice and a reasonable period to cure), other than a failure resulting from his or her complete or partial incapacity due to physical or mental illness or impairment;
(ii)     The Named Executive Officer’s willful act which constitutes gross misconduct and which is injurious to the Company;
(iii)     The Named Executive Officer’s willful breach of a material provision of any material written agreement between the Named Executive Officer and the Company (subject to notice and reasonable period to cure);
(iv)     The Named Executive Officer’s knowing, material and willful violation of a federal or state law or regulation applicable to the business of the Company or any affiliate of the Company; or
(v)    The Named Executive Officer’s conviction of, or plea of guilty or nolo contendre to, a felony, any crime involving fraud, embezzlement or any other act of moral turpitude, or any crime that results in, or is reasonably expected to result in, a material adverse effect on the business or reputation of the Company.
For purposes of the Severance Policy, “good reason” means a Named Executive Officer’s termination of employment within 90 days following the expiration of any cure period following the occurrence of one or more of the following, without his or her consent:
(i)     A material reduction in the Named Executive Officer’s authority, duties, or responsibilities relative to duties, position or responsibilities in effect immediately prior to such reduction;
(ii)     A material reduction in the Named Executive Officer’s cash compensation as in effect immediately prior to such reduction;
(iii)    A material change in the geographic location at which the Named Executive Officer must perform services (in other words, the relocation of the Named Executive Officer to a facility that is more than 50 miles from the Named Executive Officer’s then-current location).

The following table lists our Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” on December 31, 2023, not in connection with a change of control of the Company. Messrs. Mowry, Hopkins, Seth and Plants are not listed in the table as each such Named Executive Officer’s employment was terminated in 2023 and each such Named Executive Officer did not receive any severance benefits in connection with such termination of employment.

Named Executive Officer	Estimated Total Value of Cash Payment	Estimated Total Value of Health Coverage Continuation
Taylor C. Harris	$1,028,135	$50,746
Stuart D. Drummond	$169,304	$4,078
Jeffrey S. Jones	$376,016	$24,782
Michael A. Karavitis	$507,645	$11,135
Stephana E. Patton	$428,343	$—

The following table lists our Named Executive Officers and the estimated payments and benefits that each of them would have received had their employment with the Company been terminated without “cause” or had they resigned for “good reason” in connection with a change of control of the Company on December 31, 2023. Messrs. Mowry, Hopkins, Seth and Plants are not

listed in the table as each such Named Executive Officer’s employment was terminated in 2023 and each such Named Executive Officer did not receive any severance benefits in connection with such termination of employment.

Named Executive Officer	Estimated Total Value of Cash Payment	Estimated Total Value of Health Coverage Continuation	Value of Accelerated Equity (1)
Taylor C. Harris	$2,040,635	$50,746	$880,156
Stuart D. Drummond	$229,304	$4,078	$46,589
Jeffrey S. Jones	$561,016	$24,782	$153,774
Michael A. Karavitis	$782,142	$11,135	$147,381
Stephana E. Patton	$640,843	$—	$—
The Severance Policy does not provide for an excise tax gross-up. Rather, in the event of a change in control, our Named Executive Officers are entitled to receive either (i) the full benefits payable in connection with a change in control or (ii) a reduced amount which would result in no portion of such benefits being subject to the excise tax under Section 4999 of the Internal Revenue Code, whichever amount generates the greater after-tax value for the executive.
Severance payments upon a termination of employment or change in control would be payable to the recipient under the Severance Policy only if the Named Executive Officer signs and does not revoke a release of claims in favor of the Company (in a form reasonably acceptable to the Company) and provided that such release of claims becomes effective no later than 60 days following the termination date. In addition, the Named Executive Officer would need to have complied and agreed to comply with the terms of any confidential information agreement executed by Named Executive Officer in favor of the Company and the provisions of the Severance Policy.
Securities Authorized for Issuance Under Equity Compensation Plans
Our stockholders have approved 2019 Equity Incentive Plan (the “2019 Plan”), which is an amendment and restatement of 2004 Equity Incentive Plan. On July 17, 2023, the Board of Directors adopted the Cutera, Inc. 2023 Inducement Equity Incentive Plan (the “Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to the applicable NASDAQ Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including nonstatutory stock options, restricted stock units, restricted stock, stock appreciation rights, and performance awards, and its terms are substantially similar to the 2019 Plan, including with respect to treatment of equity awards in the event of a “merger” or “change in control” as defined under the Inducement Plan, but with such other terms and conditions intended to comply with the NASDAQ inducement award exception or to comply with the NASDAQ acquisition and merger exception. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be made to individuals not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted by the Nasdaq Listing Rules, in connection with a merger or acquisition.
The following table provides information regarding the shares of our common stock that may be issued upon the exercise of stock options, RSUs, PSUs, and the projected ESPP contributions under our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	127,863	27.54	1,397,725
Equity compensation plan not approved by security holders	—	—	—
Total	127,863	27.54	1,397,725
Principal Executive Officer Pay Ratio Disclosure

Pursuant to Item 402(u) of Regulation S-K, we are providing the following information about the relationship between the median of the annual total compensation of all our employees (other than our current and former Chief Executive Officer) and the annual total compensation of our current and former Chief Executive Officer,
For 2023:
•the median of the annual total compensation of all our employees (other than our current and former Chief Executive Officer) was $102,795;
•the annual total compensation of our current and former Chief Executive Officer, as reported in the 2023 Summary Compensation Table included in this Proxy Statement, was $8,994,717; and
•the ratio of our former Chief Executive Officer’s annual total compensation to the median of the annual total compensation of all our employees was 87.5:1.
This pay ratio is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
To identify our median employee, we used the following methodology:
•To determine our total employee population, we included all full-time, part-time, temporary, and seasonal employees as of December 31, 2023, exclusive of our current and former Chief Executive Officer. As of December 31, 2023, we and our consolidated subsidiaries employed approximately 461 individuals. We did not include any contractors or other non-employee workers in our employee population.
•To identify our median employee from our employee population, we calculated the aggregate amount of each employee’s base salary or wages and 2021 cash bonus or sales commission, as appropriate, for the period from January 1, 2022 through December 31, 2022, which compensation measures were consistently applied. We elected not to include the grant date fair value of equity awards granted in 2022 in determining the median employee because we determined that equity awards are not widely granted throughout the organization.
•We annualized the base salary or wages of all permanent (full-time and part-time) employees who were employed by us for less than the entire calendar year.
•All compensation not paid in U.S. dollars was concerted to U.S. dollars using the historic exchange rate made available by the United States Federal Reserve System as of December 31, 2023.
Using this approach, we identified our median employee. Once the median employee was identified, we then calculated the annual total compensation of this employee for 2023 using the same methodology we use for calculating the annual total compensation of our Named Executive Officers in accordance with the requirements of the Summary Compensation Table.
We determined our Chief Executive Officer’s annual total compensation for 2023 as reported in our 2023 Summary Compensation Table, provided that we annualized Mr. Harris' annual base salary and annual target bonus.
Pay Versus Performance
The following table sets forth the compensation for Taylor Harris, David Mowry and Sheila Hopkins, each a Chief Executive Officer and principal executive officer (“PEO”) for a period in 2023, and the average compensation for our non-PEO Named Executive Officers (“non-PEO NEOs”) for 2023, 2022, 2021 and 2020 (each a “Covered Year”), both as reported in the Summary Compensation Table and with certain adjustments to reflect the “compensation actually paid” to such individuals, as calculated in accordance with rules adopted by the SEC in August 2022. “Compensation actually paid” does not reflect amounts actually realized by our PEOs and Non-PEOs NEOs and may be higher or lower than amounts, if any, that are actually realized by such individuals. The table below also provides information for each Covered Year regarding our cumulative total shareholder return (“TSR”), the cumulative TSR of our peer group (the Nasdaq Healthcare Index), our net income, and our Company selected measure, revenue. Additional information regarding our compensation philosophy, the structure of our performance-based compensation programs, and compensation decisions made this year is described above in our “Compensation Discussion and Analysis.”

					Value of Initial Fixed $100 Investment Based On:
Fiscal Year	SCT for PEO	CAP to PEO	Average SCT for NEOs	Average CAP to NEOs	TSR	Peer Group TSR	Net Income (Loss) ($M)	Revenue ($M)
(a)	(b)[1]	(c)[2]	(d)[3]	(e)[2]	(f)[4]	(g)[4]	(h)[5]	(i)[6]
2023	$7,279,813	$2,111,276	$663,439	$(312,230)	$9.9	$106.3	$(162.8)	$212.4
2022	$2,597,552	$2,761,857	$966,115	$673,736	$123.5	$99.8	$(82.3)	$252.4
2021	$4,065,626	$6,422,427	$2,356,048	$2,997,001	$115.4	$125.4	$2.1	$231.3
2020	$1,334,582	$(350,182)	$1,062,163	$853,506	$67.3	$130.0	$(23.9)	$147.7

1.The dollar amounts reported in column (b) are the amounts of total compensation reported for the Chief Executive Officer and PEO, for each corresponding year in the “Total” column of the Summary Compensation Table.
2.The dollar amounts reported in column (c) and (e) represent the amount of “compensation actually paid”, as computed in accordance with SEC rules. “Compensation actually paid” does not necessarily represent cash and/or equity value transferred to the applicable NEO without restriction, but rather is a value calculated under applicable SEC rules, as shown in the adjustment table below. We do not have a defined benefit plan so no adjustment for pension benefits is included in the table below. Similarly, no adjustment is made for dividends as none were paid during the measurement period.

3.    The dollar amounts reported in column (d) are the average amounts of total compensation reported for the other NEOs for each corresponding year in the “Total” column of the Summary Compensation Table. Refer to our Summary Compensation Table in this section for each of 2023, 2022 2021, and 2020, the Non-PEO NEOs were:

2023	2022	2021	2020
Stuart D. Drummond	Daniel J. Plants	Daniel J. Plants	Jasor R. Richey
Jeffrey S. Jones	Rohan R. Seth	Rohan R. Seth	Rohan R. Seth
Michael A. Karavitis	Michael A. Karavitis	Michael A. Karavitis	Faud Ahmad
Stephana E. Patton
4.     TSR is calculated by assuming that a $100 investment was made at the close of trading on December 31, 2019 and reinvesting all dividends until the last day of each Covered Year. The TSR peer group consists of the Nasdaq Health Care Index, as used in our performance graph in our annual report.
5.     The dollar amounts reported are the Company’s net income or loss reflected in the Company’s audited financial statements.
6.     Our Company Selected Measure, based on our assessment of the most important financial performance measure used by us in 2023 to link compensation actually paid to performance, is revenue, consistent with the most heavily weighted metric in our Short-Term Incentive Program. The dollar amounts reported are our revenue reflected in our audited financial statements.

The following table details the adjustments described in note 2 above:

Fiscal Year	Executives	SCT	Minus Grant Date Fair Value of Equity Awards in Summary Compensation Table	Plus Year End Fair Value of Equity Awards Granted During Year That Are Outstanding and Unvested at Fiscal Year End	Plus Year over Year Change in Fair Value of Outstanding and Unvested Equity Awards	Plus Fair Value as of Vesting Date of Equity Awards Granted and Vested in the Year	Plus Year over Year Change in Fair Value or Equity Awards Granted in Prior Years that Vested in the Year	Total Equity CAP	CAP
		(a)	(b)	(i)	(ii)	(iii)	(iv)	(c)=(i)+(ii)+(iii)+(iv)	(d)=(a)-(b)+(c)
2023	PEO	$7,279,813	$6,997,690	$1,829,153	$—	$—	$—	$1,829,153	$2,111,276
	Non-PEO NEOs	$663,439	$287,188	$63,625	$(614,062)		$(138,044)	$(688,481)	$(312,230)
2022	PEO	$2,597,552	$1,530,185	$1,838,392	$(1,399,323)	$—	$1,255,421	$1,694,490	$2,761,857
	Non-PEO NEOs	$966,115	$473,804	$559,128	$(568,799)	$—	$191,096	$181,425	$673,736
2021	PEO	$4,065,626	$2,593,961	$2,677,682	$1,484,535	$—	$788,545	$4,950,762	$6,422,427
	Non-PEO NEOs	$2,356,048	$1,792,962	$1,746,178	$406,446	$—	$281,291	$2,433,915	$2,997,001
2020	PEO	$1,334,582	$673,024	$628,451	$(1,278,038)	$—	$(362,153)	$(1,011,740)	$(350,182)
	Non-PEO NEOs	$1,062,163	$449,147	$668,106	$(250,739)	$—	$(176,877)	$240,490	$853,506
(a)    The dollar amounts reported in the Summary Compensation Table for the applicable Covered Year.
(b)    The grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” and “Option Awards” columns of the Summary Compensation Table for the applicable Covered Year.
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
(d)    Compensation actually paid” is a value calculated under applicable SEC rules and may be higher or lower than amounts, if any, that are actually realized by our NEOs.
For purposes of the adjustments to determine “compensation actually paid”, we computed the fair value of stock option awards and restricted stock units in accordance with FASB ASC Topic 718 as of the end of the relevant fiscal year, other than fair values of equity awards that vested in the Covered Year, which are valued as of the applicable vesting date. Most valuation assumptions and processes used to recalculate fair values for this purpose did not materially differ from those disclosed in Note 8—Stockholders’ Equity, Stock Plans and Stock-Based Compensation Expense in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Option award fair values were recalculated as of each Covered Year end and vesting date, as applicable, based on the following assumptions:

Fiscal Year	Expected Term	Volatility	Risk-Free Rate
2023	5.3 - 7.0 years	66.1% - 81.2%	4.00% - 4.25%
2022	2.1 - 3.7 years	67.0%	3.00%
2021	0.7 - 3.5 years	67.0%	0.86%
2020	1.4 - 2.3 years	67.0%	0.53%
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

The following table sets forth a summary of the cash compensation paid, and the grant date fair value of shares of Cutera common stock awarded to our non-employee directors in the fiscal year ended December 31, 2023.
2023 Director Compensation Table*

Name	Fees Earned or Paid in Cash (1)	Option Awards	Stock Awards(2)	All Other Compensation (3)	Total
Gregory A. Barrett	$97,500	$—	$—	$—	$97,500
Kevin J. Cameron	$35,397	$250,003	$—	$—	$285,400
Nicholas S. Lewin	$187,784	$250,003	$—	$—	$437,787
Timothy J. O'Shea	$65,625	$—	$—	$—	$65,625
Julian T. Park	$100,250	$—	$142,707	$—	$242,957
Keith J. Sullivan	$19,750	$—	$200,295	$—	$220,045
Joseph E. Whitters	$42,500	$—	$—	$—	$42,500
Janet D. Widmann	$91,989	$149,992	$—	$—	$241,981
*Sheila Hopkins served as our interim Chief Executive Officer from April 2023 through July 2023. Accordingly, her compensation for services as a member of our Board is disclosed in the Summary Compensation Table for Named Executive Officers.
(1)    The amounts reported in this column were earned in connection with serving on our Board and its various committees and include service as Board or Committee Chairperson.
(2)    The amounts reported in this column represent the aggregate grant date fair value of stock option grants restricted shares awarded during the fiscal year ended December 31, 2023 to each of the non-employee directors, calculated in accordance with ASC Topic 718. See Note 8 of the Consolidated Notes to Financial Statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2023, for a discussion of the valuation assumptions for stock-based compensation.
(3)    The amounts reported in this column represent fees for services provided for other than serving on our Board or its committees.
Outstanding Equity Awards Held by Non-Employee Directors as of December 31, 2023

Name	Grant Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested
Kevin J. Cameron	5/19/2023	25,327	$37,991
Nicholas S. Lewin	5/19/2023	25,327	$37,991
Keith J. Sullivan	5/19/2023	11,894	$41,986
Janet D. Widmann	6/16/2022	7,254	$10,881
Cash Compensation Paid to Non-Employee Directors in 2023
Effective as of April 29, 2021, on the recommendation of the Compensation Committee after consultation with the Compensation Committee’s external compensation consultant, Compensia, and its review of our peer Board compensation market practices and Board member roles, duties and time commitments, the Board approved certain revisions to Board compensation effective starting at our 2021 Annual Meeting of Stockholders (the “April 2021 Director Compensation Revisions”). Following the effectiveness of these revisions, each non-employee director received annual cash retainer payments, paid quarterly in arrears on a prorated basis, in the same amounts as set forth below in the section titled “Outside Director Compensation Policy—Cash Compensation”.
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
The compensation policy and the 2019 Plan include a maximum annual limit of $400,000 of equity awards that may be paid, issued, or granted to a non-employee director in any fiscal year. For purposes of this limitation, the value of equity awards is based on the grant date fair value (determined in accordance with GAAP). Any equity awards or other compensation provided to a person for their services as an employee, or for their services as consultant (other than as a non-employee director), will not count for purposes of the limitation. The maximum limit does not reflect the intended size of any potential compensation or equity awards to our non-employee directors.
Cash Compensation
Each non-employee director will be entitled to receive the following annual cash retainer payments for their services under the outside director compensation policy, payable quarterly in arrears on a prorated basis:
•$55,000 for service as the Chairperson of the Board;
•$60,000 for service as a Board member;
•$40,000 for services as the Lead Independent Director (if applicable);
•$35,000 additionally for service as Chairperson of the Audit Committee;
•$7,500 additionally for service as an Audit Committee member;
•$20,000 additionally for service as Chairperson of the Compensation Committee;
•$7,000 additionally for service as a Compensation Committee member;
•$10,000 additionally for service as Chairperson of the Governance and Corporate Responsibility Committee; and
•$7,000 additionally for service as a Governance and Corporate Responsibility Committee member.
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
Election to Receive Stock Options or Restricted Stock Units in lieu of Cash Compensation
Each non-employee director may elect to convert 100% or 50% of his or her annual cash retainer payments into either an option to purchase a number of shares of our common stock, or an award covering a number of restricted stock units (either such award, a “Retainer Award”), with a grant date fair value (determined in accordance with GAAP) equal to the amount of the applicable annual cash retainer payment to which the Retainer Award relates (such election, a “Retainer Election”).
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

Nicholas S. Lewin, Chairperson
Sheila A. Hopkins
Keith J. Sullivan

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table provides information relating to the beneficial ownership of our common stock as of March 31, 2024, by:
•each stockholder known by us to own beneficially more than 5% of our common stock;
•each of our current named executive officers (including our Chief Executive Officer, Interim Chief Financial Officer and Chairperson)
•each of our current directors; and
•our current directors and executive officers as a group.
The number of shares beneficially owned by each entity, person, director or executive officer is determined in accordance with the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares over which the individual has the sole or shared voting power or investment power and any shares that the individual has the right to acquire within 60 days of March 31, 2024, through the exercise of any stock option or other right. The number and percentage of shares beneficially owned is computed on the basis of 20,013,041 shares of our common stock outstanding as of March 31, 2024 plus, for each beneficial owner, the amount of shares issuable to such beneficial owner upon the exercise of warrants and options that are exercisable within 60 days. The information in the following table regarding the beneficial owners of more than 5% of our common stock is based upon information supplied by principal stockholders or Schedules 13D/A, 13G and 13G/A filed with the SEC.
Shares of our common stock that a person has the right to acquire within 60 days of March 31, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers as a group. To our knowledge, except as set forth in the footnotes to this table and subject to applicable community property laws, each person or entity named in the table has sole voting and disposition power with respect to the shares set forth opposite such person’s or entity’s name. The address for those persons for which an address is not otherwise provided is c/o Cutera, Inc., 3240 Bayshore Blvd., Brisbane, California 94005-1021.

Beneficial Owner	Number of Shares Beneficially Owned		Warrants and Options Exercisable Within 60 days	Approximate Percent Owned
RTW Investments, LP
40 10th Avenue, 7th Floor
Yew York, NY 10106	1,817,585	(1)		9.1%
GAMCO Investors, Inc
One Corporate Center
Rye, NY 10580	1,526,026	(2)		7.6%
BlackRock, Inc
55 East 52nd Street
New York, NY 10055	1,323,489	(3)		6.6%
Pura Vida Investments, LLC
887 7th Avenue, 6th Floor
New York, NY 10106	1,270,494	(4)		6.3%
The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	1,012,287	(5)		5.1%
Michael A. Karavitis	37,393		35,228	*
Stuart D. Drummond	9,421		2,561	*
Sheila A. Hopkins	31,188		3,627	*
Kevin J. Cameron	—		8,443	*
Nicholas S. Lewin	—		8,443	*
Keith J. Sullivan	3,964		—	*
All other directors and executive officers as a group (13 persons)	111,966		66,745	*
* Less than 1%

(1)     As reported in Amendment No. 3 to Schedule 13G filed by BlackRock, Inc. on January 26, 2024 with the SEC. Such beneficial owner reported that it has sole power to vote or direct the vote over 1,286,632 shares of our common stock, the shared power to vote or direct the vote over 0 shares of our common stock, the sole power to dispose or direct the disposition of 1,323,489 shares of our common stock, and the shared power to dispose or direct the disposition of 0 shares of our common stock.
(2)    As reported in Amendment No. 15 to Schedule 13D filed by GAMCO Investors, Inc. on December 27, 2023 with the SEC. The aggregate number of shares reported relates to 1,505,026 shares owned as follows: 473,798 by Gabelli Funds, LLC (“Gabelli Funds”), 893,568 by GAMCO Asset Management Inc. (“GAMCO”), and 137,660 by Teton Advisors, Inc. 10,000 by Gabelli Foundation, Inc., 7,000 by MJG Associates, Inc. and 4,000 by Associated Capital Group, Inc.. Mario Gabelli is deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons. G.research, LLC. Associated Capital Group, Inc. (“AC”), GAMCO Investors, Inc. (“GBL”) and GGCP, Inc. (“GGCP”) are deemed to have beneficial ownership of the shares owned beneficially by each of the foregoing persons other than Mario Gabelli and the Gabelli Foundation, Inc. Each of the foregoing persons has the sole power to vote or direct the vote and sole power to dispose or to direct the disposition of the shares reported for it, either for its own benefit or for the benefit of its investment clients or its partners, as the case may be, except that (i) GAMCO does not have authority to vote 20,500 of the reported shares, (ii) Gabelli Funds has sole dispositive and voting power with respect to the shares of the Company held by the Funds so long as the aggregate voting interest of all joint filers does not exceed 25% of their total voting interest in the Company and, in that event, the Proxy Voting Committee of each Fund shall respectively vote that Fund’s shares, (iii) at any time, the Proxy Voting Committee of each such Fund may take and exercise in its sole discretion the entire voting power with respect to the shares held by such fund under special circumstances such as regulatory considerations, and (iv) the power of Mario Gabelli, AC, GBL, and GGCP is indirect with respect to shares beneficially owned directly by the other persons.
(3) As reported in Amendment No. 7 to Schedule 13D filed by Pura Vida Investments, LLC and Efrem Kamen on December 29, 2023, with the SEC. The aggregate number of shares reported relates to shares held in one or more private funds (the “Pura Vida Funds”) managed by Pura Vida Investments, LLC (“Pura Vida”). Pura Vida in its capacity as the investment manager of the Pura Vida Funds, has the power to vote and the power to direct the disposition of all shares held by the Pura Vida Funds. Mr. Kamen, as the managing member of Pura Vida, may be deemed to have the shared power to vote or direct the vote of (and the shared power to dispose or direct the disposition of) all the shares held by the Pura Vida Funds.
(4) As reported in Schedule 13D filed by RTW Investments, LP on January 19, 2024 with the SEC. The aggregate number of shares reported relates to shares held in one or more private funds (the “RTW Funds”) managed by RTW Investments, LP. (“RTW”). RTW in its capacity as the investment manager of the RTW Funds, has the power to vote and the power to direct the disposition of all shares held by the RTW Funds.
(5) As reported in Amendment No. 5 to Schedule 13G filed by The Vanguard Group on February 12, 2024 with the SEC. Such beneficial owner reported that it has sole power to vote or direct the vote over 0 shares of our common stock, the shared power to vote or direct the vote over 11,175 shares of our common stock, the sole power to dispose or direct the disposition of 994,929 shares of our common stock, and the shared power to dispose or direct the disposition of 17,358 shares of our common stock.

Securities Authorized for Issuance under Equity Compensation Plans
Our stockholders have approved 2019 Equity Incentive Plan, which is an amendment and restatement of 2004 Equity Incentive Plan. On July 17, 2023, the Board of Directors adopted the Cutera, Inc. 2023 Inducement Equity Incentive Plan (the“Inducement Plan”) and, subject to the adjustment provisions of the Inducement Plan, reserved 2,500,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to the applicable Nasdaq Listing Rules.
The following table provides information regarding the shares of our common stock that may be issued upon the exercise of stock options, RSUs, PSUs, and the projected ESPP contributions under our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	127,863	27.54	1,397,725
Equity compensation plan not approved by security holders	—	—	—
Total	127,863	27.54	1,397,725

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
There were no transactions or series of similar transactions, since the beginning of our last fiscal year, to which we were a party or will be a party, in which:
•the amounts involved exceeded or are expected to exceed $120,000; and
•any of our directors, nominees for director, executive officers or beneficial holders of more than 5% of our outstanding common stock, or any immediate family member of, or person sharing the household with, any of these individuals or entities (each, a related party), had or will have a direct or indirect material interest.
We have entered into change of control and severance agreements with our Named Executive Officers. See “Compensation Discussion and Analysis—Potential Payments Upon Termination or Change in Control.”
We have entered into indemnification agreements with our directors and executive officers. The indemnification agreements and our Charter and Bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.
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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
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

All of the services provided by BDO USA, P.C. described in the table below were approved by the Audit Committee.

The aggregate fees incurred by the Company for audit and non-audit services in 2023 and 2022 were as follows:

Service Category	2023	2022
BDO USA, P.C.:
Audit Fees(1)	$4,060,323	$3,558,176
Audit-Related Fees	—	—
Tax Fees	—	—
Non-Audit Fees	—	—
Total BDO USA, P.C.	$4,060,323	$3,558,176
(1) In accordance with the SEC’s definitions and rules, audit fees are comprised of billed fees and fees expected to be billed for professional services related to the audit of financial statements and internal control over financial reporting for the Company’s 2023 and 2022 fiscal years as included in this annual report on Form 10-K; and the review of financial statements for interim periods included in the quarterly reports on Form 10-Q within those years.

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
3. Exhibits: The exhibits listed in the accompanying index to exhibits are filed, furnished, or incorporated by reference as part of this Form 10-K. The following is a list of such Exhibits:
Exhibit Index

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to the Company’s Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)

3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 on Form 8-K filed on November 16, 2023 and incorporated herein by reference)

4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference)

4.2	Description of the Registrant’s Securities (filed as Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2020 and incorporated herein by reference)

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

10.9
Third Amendment to Lease by and between Cutera, Inc. and BMR-Bayshore Boulevard LP, successor-in-interest Gal-Brisbane, L.P. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 13, 2020 and incorporated herein by reference)

10.10
Indenture, dated as of March 9, 2021, between Cutera, Inc. and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.11	Form of Capped Call Transaction Confirmation (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference)

10.12
Amendment No. 1, dated March 4, 2021, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank ((filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 9, 2021 and incorporated herein by reference))

10.13
Cutera, Inc. 2019 Equity Incentive Plan (amended and restated as of June 15, 2021) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021 and incorporated herein by reference)

10.14	ZO Medical and Cutera Agreement 5 Aug 2013 (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.15	ZO Skin Health Amendment 21 Aug 2013 (filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.16	ZO Skin Health Amendment 25 Jan 2021 (filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.17	ZO Skin Health Amendment 14 Jun 2021 (filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 6, 2021 and incorporated herein by reference)

10.18
Amendment, effective January 1, 2022, to Distribution Agreement dated August 5, 2013, between Cutera Inc., and ZO Skin Health, Inc. (filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on March 1, 2022 and incorporated herein by reference)

10.19
Third Amendment, dated May 24, 2022 to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference)

10.20
Fourth Amendment, dated August 10, 2022 to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K filed on April 7, 2023 and incorporated herein by reference)

10.21
Fifth Amendment, dated December 7, 2022, to the Loan and Security Agreement, dated July 9, 2020 by and between Cutera, Inc., and Silicon Valley Bank (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 12, 2022 and incorporated herein by reference)

10.22	Cooperation Agreement, dated as of May 9, 2023, between Cutera, Inc. and Pura Vida Investments, LLC (filed as Exhibit 10.1 on Form 8-K filed on May 9, 2023 and incorporated herein by reference)

10.23	Cooperation Agreement, dated as of May 9, 2023, between Cutera, Inc. and RTW Investments, LP (filed as Exhibit 10.2 on Form 8-K filed on May 9, 2023 and incorporated herein by reference)

10.24*	Interim CFO Offer Letter dated May 12, 2023 by and between Cutera, Inc. and Stuart Drummond (filed as Exhibit 10.1 on Form 8-K filed on May 16, 2023 and incorporated herein by reference)

10.25*	Executive Change in Control and Severance Policy (filed as Exhibit 10.3 on Form 8-K filed on May 16, 2023 and incorporated herein by reference)

10.26*	CEO Offer Letter dated July 25, 2023 by and between Cutera, Inc. and Taylor Harris (filed as Exhibit 10.1 on Form 8-K filed on July 31, 2023 and incorporated herein by reference)

10.27+*	2023 Inducement Equity Incentive Plan

10.28+	Business Transfer and Termination Agreement by and among ZO Skin Health, Inc. and ZO Skin Health GK and Cutera, Inc. and Cutera KK dated February 28, 2024

10.29+	Settlement Agreement by and between Cutera, Inc. and Jabil Inc. dated February 28, 2024

10.30+#	International Distributor Agreement by and between Cutera, Inc. and Ilooda Co., Ltd. dated February 1, 2018, as amended.

10.31*	CLO Offer Letter dated October 11, 2023 by and between Cutera, Inc. and Stephana Patton

21.1+	List of Subsidiaries

23.1+	Consent of Independent Registered Public Accounting Firm

24.1	Power of Attorney

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1+	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Management contract or compensatory plan
+    Filed herewith
#    Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and have been filed separately with the Securities and Exchange Commission.
ITEM 16.     FORM 10-K SUMMARY
None

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the city of Brisbane, State of California, on the 10th day of May, 2024.

CUTERA, INC.

By:	/s/ Taylor C. Harris
Taylor C. Harris Chief Executive Officer
Power of Attorney
KNOW ALL MEN AND WOMEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Taylor C. Harris, and Stuart Drummond, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her and in his or her name, place, and stead, in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, and any of them or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ TAYLOR C. HARRIS	Chief Executive Officer and Director (Principal Executive Officer)	May 10, 2024
Taylor C. Harris

/s/ STUART DRUMMOND	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 10, 2024
Stuart Drummond

/s/ KEVIN J. CAMERON	Executive Chairman of the Board of Directors	May 10, 2024
Kevin J Cameron

/s/ SHEILA A. HOPKINS	Director	May 10, 2024
Sheila A. Hopkins

/s/ NICHOLAS S. LEWIN	Director	May 10, 2024
Nicholas S. Lewin

/s/ KEITH J. SULLIVAN	Director	May 10, 2024
Keith J. Sullivan