Form 10-Q
period 2024-03-31
CUTERA INC
filed 2024-05-10
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of May 8, 2024, was 20,072,096.

CUTERA, INC.
FORM 10-Q

In this Quarterly Report on Form 10-Q, “Cutera,” “the Company,” “we,” “us” and “its” refer to Cutera, Inc. and its consolidated subsidiaries.

This report may contain references to its proprietary intellectual property, including among others, trademarks for its systems and ancillary products, “ACUTIP 500®,” “AVI™,” “AVICLEAR®,” “AVICOOL®,” “AVIANALYTICS™,” “CUCF®,” “CUTERA®,” “CUTERA UNIVERSITY CLINICAL FORUM®,” “ENLIGHTEN®,” “EXCEL HR®,” “EXCEL V®,” “GENESIS™,” “LASER GENESIS™,” “LIMELIGHT®,” “PICO GENESIS®,” “PICO TONING®,” “PROWAVE 770®,” “SOLERA®,” “TITAN®,” “TRUBODY®,” “TRUSCULPT FLEX®,” “TRUFLEX™,” “TRUSCULPT®,” “TRUSCULPT ID®,” and “XEO®.”
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

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share data and par value)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$105,444	$143,612
Accounts receivable, net of allowance for credit losses of $12,059 and $9,878, respectively	37,019	43,121
Inventories	73,469	62,600
Other current assets and prepaid expenses	19,294	19,852
Total current assets	235,226	269,185
Long-term inventories	20,582	16,283
Property and equipment, net	31,964	37,275
Deferred tax assets	534	579
Goodwill	1,339	1,339
Operating lease right-of-use assets	12,034	10,055
Other long-term assets	10,313	11,575
Total assets	$311,992	$346,291

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$13,316	$19,829
Accrued liabilities	47,119	55,055
Operating lease liabilities	3,231	2,441
Deferred revenue	9,038	10,422
Total current liabilities	72,704	87,747
Deferred revenue, net of current portion	1,417	1,494
Operating lease liabilities, net of current portion	10,046	8,887
Convertible notes, net of unamortized debt issuance costs of $9,859 and $10,430, respectively	419,266	418,695
Other long-term liabilities	1,122	1,298
Total liabilities	504,555	518,121
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 20,067,941 and 19,960,622 shares at March 31, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	133,541	131,496
Accumulated deficit	(326,124)	(303,346)
Total stockholders’ deficit	(192,563)	(171,830)
Total liabilities and stockholders’ deficit	$311,992	$346,291

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net revenue:
Products	$33,115	$49,121
Service	5,678	5,405
Total net revenue	38,793	54,526
Cost of revenue:
Products	23,289	30,059
Service	3,085	2,835
Total cost of revenue	26,374	32,894
Gross profit	12,419	21,632

Operating expenses:
Sales and marketing	23,677	29,512
Research and development	5,001	6,468
General and administrative	12,881	12,253
Gain on early termination of distribution agreement	(9,708)	—
Total operating expenses	31,851	48,233
Loss from operations	(19,432)	(26,601)
Interest and other expense, net:
Amortization of debt issuance costs	(571)	(552)
Interest on convertible notes	(2,939)	(2,939)
Interest income	1,455	2,636
Other expense, net	(1,316)	(320)
Total interest and other expense, net	(3,371)	(1,175)
Loss before income taxes	(22,803)	(27,776)
Income tax (benefit) expense	(25)	272
Net loss	$(22,778)	$(28,048)

Net loss per share:
Basic	$(1.14)	$(1.42)
Diluted	$(1.14)	$(1.42)
Weighted-average number of shares used in per share calculation:
Basic	19,991	19,776
Diluted	19,991	19,776
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net loss	$(22,778)	$(28,048)
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments, net of tax	—	86
Other comprehensive income, net of tax	—	86
Comprehensive loss	$(22,778)	$(27,962)
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

Three Months Ended March 31, 2024 and 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	19,960,622	$20	$131,496	$(303,346)	$—	$(171,830)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	107,319	—	(64)	—	—	(64)
Stock-based compensation expense	—	—	2,109	—	—	2,109
Net loss	—	—	—	(22,778)	—	(22,778)
Balance at March 31, 2024	20,067,941	$20	$133,541	$(326,124)	$—	$(192,563)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Exercise of stock options	5,775	—	109	—	—	109
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	110,729	—	(2,397)	—	—	(2,397)
Stock-based compensation expense	—	—	3,386	—	—	3,386
Net change in unrealized loss on available-for-sale investments	—	—	—	—	86	86
Net loss	—	—	—	(28,048)	—	(28,048)
Balance at March 31, 2023	19,785,107	$20	$126,504	$(168,561)	$(8)	$(42,045)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(22,778)	$(28,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,109	3,386
Depreciation and amortization	1,991	1,409
Amortization of contract acquisition costs	1,391	2,178
Amortization of debt issuance costs	571	552
Unrealized gain on foreign exchange forward	—	(623)
Accretion of discount on investment securities and investment income, net	—	(34)
Deferred tax assets	45	13
Provision for credit losses	2,181	225
Changes in assets and liabilities:
Accounts receivable	3,921	(6,410)
Inventories	(11,461)	(6,163)
Other current assets and prepaid expenses	560	(2,053)
Other long-term assets	(240)	(2,011)
Accounts payable	(6,513)	(1,330)
Accrued liabilities	(7,916)	1,706
Operating leases, net	(30)	(16)
Deferred revenue	(1,461)	201
Net cash used in operating activities	(37,630)	(37,018)
Cash flows from investing activities
Acquisition of property and equipment	(335)	(10,353)
Proceeds from disposal of property and equipment	57	—
Proceeds from maturities of marketable investments	—	94,154
Purchase of marketable investments	—	(23,467)
Net cash provided by (used in) investing activities	(278)	60,334
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	—	109
Taxes paid related to net share settlement of equity awards	(64)	(2,397)
Payments on finance lease obligations	(196)	(124)
Net cash used in financing activities	(260)	(2,412)
Net increase (decrease) in cash, cash equivalents and restricted cash	(38,168)	20,904
Cash, cash equivalents, and restricted cash at beginning of period	143,612	146,624
Cash, cash equivalents, and restricted cash at end of period	$105,444	$167,528
Supplemental non-cash operating, investing, and financing activities:
Assets acquired under finance lease	$—	$33
Assets acquired under operating lease	$2,749	$57
Acquisition of property and equipment	$—	$6,894
Supplemental disclosure of cash flow information:
Cash paid for interest	$817	$778
Cash paid for income taxes	$804	$483
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.         Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes third-party manufactured skincare products, until the termination of distribution agreement in February 2024, and Secret PRO and Secret RF systems and consumables. The Company currently markets the following system platforms: AviClear, enlighten, excel HR, excel V/V+, truSculpt, Secret PRO, Secret DUO, Secret RF, xeo, and xeo+ — each of which enables medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems.
The sale of systems, hand pieces, upgrade of systems, and leasing and direct sales of AviClear devices (collectively “Systems” revenue); replacement hand pieces, truSculpt cycle refills, truFlex cycle refills, AviClear treatment fees, and single use disposable tips applicable to Secret systems (collectively “Consumables” revenue); and the distribution of third-party manufactured skincare products (“Skincare”) revenue are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts and service parts and labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in select locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, Switzerland, the United Kingdom and the Repblic of Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 38 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.
Liquidity and Management’s Plans
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $22.8 million for the three months ended March 31, 2024 and $162.8 million for the year ended December 31, 2023.
The Company believes that it will continue as a going concern for the twelve months from the issuance of its condensed consolidated financial statements. The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear, which entails transitioning from a lease model to a direct sales model, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023, restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives. There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, and its condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders' deficit, and condensed consolidated statements of cash flows, for the three months ended March 31, 2024, and 2023, respectively. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2024.
Reclassification
The Company reclassified the interest expense portion previously recorded in interest income (expense), net to other income (expense), net on the condensed consolidated statement of operations. Corresponding reclassifications of prior period amounts have been made in the Company's condensed consolidated statement of operations to conform to the current period presentation. These reclassifications had no effect on the reported net loss.
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
Leases
The Company incurred costs to fulfill its lease agreement obligations with its AviClear device lessees. These costs consisted of freight, installation, and training. In addition to these mobilization costs, the Company incurred commission costs associated with the placement of the AviClear device. The Company capitalized commission costs and made a policy election to capitalize the mobilization costs.
The Company determined to cease new leases of the AviClear device in 2023 and, therefore the Company no longer capitalizes additional mobilization costs and commission costs related to placements of the AviClear device, which were recorded in other long-term assets on the Company's condensed consolidated balance sheets and were amortized over the expected lease term. The amortization of the remaining mobilization costs and amortization of deferred commission costs are recorded in cost of revenue and sales and marketing, respectively, in the Company's condensed consolidated statement of operations. Total capitalized mobilization costs were $1.5 million and $2.1 million as of March 31, 2024 and December 31, 2023, respectively. Total capitalized commissions as of March 31, 2024, and December 31, 2023, were $2.4 million and $2.7 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.
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
Distribution of Third-Party Products
The Company generated revenue from the distribution of skincare products, which were manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the three months ended March 31, 2024, and 2023, revenue from the distribution of skincare products was $4.2 million and $8.1 million, respectively, representing 11% and 15% of the Company’s consolidated revenue, respectively.
On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement (the “Termination Agreement”) with ZO USA and its Japanese subsidiary, ZO Skin Health GK (“ZO Japan” and together with ZO USA and their affiliates, “ZO”), which, among other things, (i) terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately, (ii) provides for the orderly transition of the distribution of ZO products to ZO, (iii) transfers certain Company employees dedicated to the distribution of ZO products to ZO, (iv) transfers certain customer contracts related to ZO products from the Company to ZO and (v) transfers certain inventory and assets related to the distribution of ZO products from the Company to ZO. The Termination Agreement requires ZO to pay the Company $5.75 million within three business days of the execution of the Termination Agreement and make a second payment of $5.75 million, less any offsets under the Termination Agreement (including, but not limited to, 42.2% of the Company’s net revenue for sales of ZO products under the Distribution Agreement between January 1, 2024 and February 28, 2024), upon the earlier of (a) the completion the transition of regulatory and distribution activities such that ZO is able to fulfill product orders by customers in Japan, as determined by ZO and the Company, and (b) June 14, 2024. The Company received the first payment of $5.75 million on February 29, 2024, and received a second payment of $2.37 million on April 1, 2024, which was net of $1.6 million in amounts owed by Cutera. The In the three months ended March 31, 2024, the Company recorded the net gain of $9.7 million resulting from the early termination proceeds received and the transfer of certain assets and liabilities as gain on early termination of distribution agreement on the Company's condensed consolidated statement of operations.
The Company generates revenue from the distribution of the Secret systems, which are manufactured by ilooda Co. Ltd. (“ilooda”). The Company is the exclusive distributor for all systems sold in the United States, Canada, the United Kingdom; the exclusive distributor for certain systems in France, and Spain; and the non-exclusive distributor for systems sold in Austria and Germany. In the three months ended March 31, 2024, and 2023, revenue from the distribution of Secret products represented 6% and 4%, respectively, of the Company’s consolidated revenue. The Company‘s ilooda distribution agreement expires in June 30, 2026.
Termination of Manufacturing Service Agreement
In November 2023, the Company communicated its intention not to renew its existing manufacturing service agreement (“Manufacturing Service Agreement”) with Jabil Inc. (“Jabil”), a third-party manufacturing provider that manufactured excel V+ and AviClear devices for the Company. At the time of the communication of non-renewal, the Company concluded that it would have an obligation to purchase unshipped inventory from Jabil. The Company subsequently received claims from Jabil related to other amounts associated with the termination and entered into settlement discussions with Jabil.
On February 28, 2024, the Company and Jabil signed a settlement agreement (“Settlement Agreement”) for the non-renewal of its existing Manufacturing Service Agreement. The Settlement Agreement provided for a payment by Cutera to Jabil of $19.5 million, to be offset by $1.3 million in amounts owed by Jabil. The $19.5 million payment to Jabil relates to the Company's receipt of $13.5 million of inventories, $0.3 million of equipment, and the payment of $5.7 million for expenses either previously incurred by Jabil or associated with the non-renewal of the Manufacturing Services Agreement.
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

As of March 31, 2024, the ownership of the $13.5 million inventories balance had been transferred from Jabil to Cutera. The Company has $0.8 million of settlement obligation to pay to Jabil, recorded in accrued liabilities on the condensed consolidated balance sheet.

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
The Company's cash and cash equivalents was $105.4 million and $143.6 million as of March 31, 2024 and December 31, 2023, respectively. There were no marketable investments or restricted cash as of those dates.

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
As of March 31, 2024, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

March 31, 2024	Level 1
Cash equivalents:
Money market funds	$89,458
As of December 31, 2023, financial assets and liabilities measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

December 31, 2023	Level 1
Cash equivalents:
Money market funds	$123,387
The Company's cash and cash equivalents, accounts receivable, and accounts payable are reflected on the accompanying consolidated balance sheets at cost, which approximated estimated fair value due to short-term nature of such accounts, using Level 1 inputs.
See Note 13. Debt for the carrying amount and estimated fair value of the Company’s 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028 (the “2028 Notes”), and the 4.00% Convertible Senior Notes due 2029 (the “2029 Notes”).

Note 4.         Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$51,870	$36,970
Work in process	1,978	889
Finished goods	19,621	24,741
Total	$73,469	$62,600
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at March 31, 2024 and December 31, 2023, were $13.7 million and $13.0 million, respectively.
Other current assets and prepaid expenses
Other current assets and a prepaid expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Sale tax and VAT receivable	$6,884	$6,307
Deposits with vendors	6,738	9,501
Prepayments	2,933	3,819
Distribution agreement settlement receivable	2,374	—
Other	365	225
Total	$19,294	$19,852
Long-term inventories
The Company’s long-term inventories relate to AviClear devices, and parts for device manufacturing, not expected to be sold in the twelve months ended March 31, 2025. Long-term inventories consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Raw materials	$12,864	$8,672
Work in process	1,332	2,049
Finished goods	6,386	5,562
Total	$20,582	$16,283
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventory at March 31, 2024 and December 31, 2023, were $19.0 million and $12.8 million, respectively.

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	March 31, 2024	December 31, 2023
Leasehold improvements	$1,035	$1,010
AviClear devices	33,936	38,490
Office equipment and furniture	1,883	1,884
Machinery and equipment	4,578	4,944
Assets under construction	1,456	1,274
	42,888	47,602
Less: Accumulated depreciation	(10,924)	(10,327)
Property and equipment, net	$31,964	$37,275

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Bonus and payroll-related accruals	$14,647	$13,949
Accrued sales tax	6,531	6,325
Liability for inventory in transit	5,004	5,461
Sales and marketing accruals	4,100	4,929
Accrued interest	3,465	1,304
Product warranty	2,472	2,593
Jabil settlement obligation, net	750	8,908
Other accrued liabilities	10,150	11,586
Total	$47,119	$55,055

Note 5.         Product Warranty
The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, Spain, and Switzerland. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company estimates cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are generally recognized at the time when costs are incurred.
The following table provides the changes in the product warranty accrual for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning Balance	$2,593	$3,254
Add: Accruals for warranties issued during the period	1,156	1,016
Less: Settlements made during the period	(1,277)	(1,116)
Ending Balance	$2,472	$3,154

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
The following table provides changes in the deferred revenue balance for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning balance	$11,916	$13,498
Add: Payments received from current period sales	3,850	6,045
Less: Revenue recognized from current period sales	(572)	(615)
Less: Revenue recognized from beginning balance	(4,739)	(5,229)
Ending balance	$10,455	$13,699
Approximately 86% of the Company’s deferred revenue balance of $10.5 million as of March 31, 2024 will be recognized over the next 12 months.
The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at March 31, 2024, and December 31, 2023 was $0.8 million and $2.1 million, respectively.
Costs for extended service contracts were $1.6 million for both the three months ended March 31, 2024 and 2023 and were recorded in cost of revenue on the condensed consolidated statements of operations.

Note 7.         Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 14% of the Company's total revenue for the three months ended March 31, 2024, and 11% for the three months ended March 31, 2023.
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
The Company leases certain AviClear devices to customers and receives a fixed annual license fee over the term of the arrangement and variable lease income related to treatments performed by the lessee. In the fourth quarter of 2023, the Company announced a change in the AviClear business strategy and moved towards a direct sales model rather than a leasing model, whereby certain existing lessees were offered an option to purchase the leased AviClear device. The Company classifies its lease income and direct sales as product revenue and classifies the AviClear lease contracts as operating leases for the devices under the leasing model. The fixed annual license fee is recognized evenly over the period of the lease contract on a straight-line basis. The treatment fee is recognized as consumable revenue in the period the treatment protocol is initiated.

The Company's payment terms for its system consoles and other accessories require payment within 30 days of shipment. Certain international distributor arrangements allow for longer payment terms.

Consumables and other accessories
The Company classifies its customers' purchases of replacement cycles for truSculpt and truFlex, as well as replacement hand pieces, xeo and truSculpt 3D hand pieces, AviClear treatment fee revenue, and single use disposable tips applicable to Secret PRO, and Secret RF as Consumable revenue. The Secret PRO, Secret DUO, and Secret RF products' single use disposable tips must be replaced after every treatment. The Company’s systems offer multiple hand pieces and applications, which allow customers to upgrade their systems. Revenue for consumables and other accessories is recognized when products are shipped to customers.
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
On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan, as disclosed in Note 1. Through February 2024, revenue from the distribution of skincare products was $4.2 million.
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
Deferred Sales Commissions
Incremental costs of obtaining a contract related to the sale of a system, which consist primarily of commissions and related payroll taxes, are capitalized, and amortized on a straight-line basis over the expected period of benefit, except for costs that are recognized when the product is sold. The Company uses the portfolio method to recognize the amortization expense related to these capitalized costs related to initial contracts and such expense is recognized over a period associated with the revenue of the related portfolio, which is generally two to three years.
Total capitalized commissions as of March 31, 2024 and December 31, 2023 were $2.2 million and $2.4 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.5 million and $0.6 million during the three months ended March 31, 2024, and 2023, respectively. The amortization related to these capitalized costs is included in sales and marketing expense on the Company’s condensed consolidated statement of operations.

Note 8.         Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The 2019 Equity Incentive Plan (the "2019 Plan") and the 2023 Inducement Equity Plan (the "2023 Plan") provides for the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), performance stock units ("PSUs"), and other stock or cash awards.
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2023	3,554,537
Additional shares reserved	—
Options and stock awards granted	(649,500)
Stock awards canceled / forfeited / expired	32,396
Options canceled / forfeited / expired	43,582
Balance, March 31, 2024	2,981,015
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

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2023	1,282,240	$17.97	8.21
Options granted	520,000	$2.11
Options exercised	—	$—
Options canceled / forfeited / expired	(43,582)	$33.88
Balance, March 31, 2024	1,758,658	$12.89	7.87

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	909,862	$20.46
Stock awards granted	110,000	$2.11
Awards vested	(137,583)	$25.53
Stock awards canceled / forfeited / expired	(32,396)	$27.11
Balance, March 31, 2024	849,883	$18.14
Stock-based Compensation Expense
Stock-based compensation expense by financial statement line item recognized during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenue	$149	$364
Sales and marketing	567	1,148
Research and development	305	693
General and administrative	1,088	1,181
Total stock-based compensation expense	$2,109	$3,386

Note 9.     Net Loss Per Share

As of March 31, 2024, the Company’s Convertible Notes were potentially convertible into 8,696,792 shares of common stock.

The denominator for diluted net loss per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the three months ended March 31, 2024 and March 31, 2023, the if-converted method was not applied as the effect would have been anti-dilutive.

For the three months ended March 31, 2024 and March 31, 2023, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss used in calculating net loss per share, basic	$(22,778)	$(28,048)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	19,991	19,776
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—
Options	—	—
RSUs	—	—
PSUs	—	—
ESPP	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	19,991	19,776
Net loss per share:
Net loss per share, basic	$(1.14)	$(1.42)
Net loss per share, diluted	$(1.14)	$(1.42)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2024	2023
Capped call	10,780	8,697
Convertible notes	8,697	8,697
Options	1,282	503
RSU's	682	370
PSU's	221	235
ESPP	—	52
Total	21,662	18,554

Note 10.     Income Taxes
For the three months ended March 31, 2024, the Company's income tax benefit was $0.1 million, compared to $0.3 million expense for the three months ended March 31, 2023.
The Company's income tax (benefit) expense for the three months ended March 31, 2024 and 2023 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.

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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	March 31, 2024	December 31, 2023
Assets
Right-of-use assets	Operating lease right-of-use assets	$12,034	$10,055
Finance lease	Property and equipment, net	2,228	2,516
Total leased assets		$14,262	$12,571

Liabilities	Classification	March 31, 2024	December 31, 2023
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$3,231	$2,441
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	10,046	8,887
Total Operating lease liabilities		$13,277	$11,328

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$744	$825
Finance lease liabilities, non-current	Other long-term liabilities	888	1,064
Total Finance lease liabilities		$1,632	$1,889

Lease costs during the three months ended March 31, 2024 and 2023 (in thousands) was as follows:

		Three Months Ended March 31,
Lease costs	Classification	2024	2023
Finance lease cost	Amortization expense	$274	$150
Finance lease cost	Interest for finance lease	$42	$20
Operating lease cost	Operating lease expense	$969	$891

Cash paid for amounts included in the measurement of lease liabilities during the three months ended March 31, 2024 and 2023 was as follows (in thousands):

		Three Months Ended March 31,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2024	2023
Operating cash flow	Finance lease	$40	$20
Financing cash flow	Finance lease	$196	$124
Operating cash flow	Operating lease	$948	$699
Operating leases
Maturities of operating facility leases were as follows as of March 31, 2024 (in thousands):

As of March 31, 2024	Amount
Remainder of 2024	$2,895
2025	3,981
2026	4,027
2027	3,299
2028	323
2029 and thereafter	143
Total lease payments	14,668
Less: imputed interest	1,391
Present value of lease liabilities	$13,277
Finance Leases
As of March 31, 2024, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of March 31, 2024	Amount
Remainder of 2024	$731
2025	697
2026	424
2027	16
Total lease payments	1,868
Less: imputed interest	236
Present value of lease liabilities	$1,632
Weighted-average remaining lease term and discount rate, as of March 31, 2024, were as follows:

Lease Term and Discount Rate	March 31, 2024
Weighted-average remaining lease term (years)
Operating leases	3.7
Finance leases	2.3
Weighted-average discount rate
Operating leases	5.7%
Finance leases	9.5%
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
AviClear operating lease license fee revenue	$1,162	$1,225
AviClear operating lease revenue	1,246	2,703
Total AviClear revenue	$2,408	$3,928
The AviClear device being leased has a useful life of seven years. The Company expects that a device will be leased for two consecutive lease terms at the end of which its residual value will be immaterial.
The following is the minimum future lease payments as of March 31, 2024, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

As of March 31, 2024	Amount
Remainder of 2024	$5,615
2025	2,600
Total	$8,215
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
Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Amortization expenses for these assets were $0.3 million for the three-month periods ended March 31, 2024, and $1.0 million for the comparative period ended March 31, 2023, and were included in sales and marketing expense on the Company’s condensed consolidated statement of operations. Total capitalized commissions as of March 31, 2024, and December 31, 2023, were $2.4 million and $2.7 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.
Lease installment costs

The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.6 million for the three-month period ended March 31, 2024 and $0.5 million for the comparative periods ended March 31, 2023, and were included in cost of revenue on the Company’s condensed consolidated statement of operations. Total lease installment costs as of March 31, 2024, and December 31, 2023, were $1.5 million and $2.1 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.

Note 12.     Commitments and Contingencies
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

On December 7, 2023, Mr. Plants made an arbitration demand in JAMS against the Company, Mr. Barrett, Ms. Hopkins, Mr. O’Shea, Ms. Park and Ms. Widmann for claims related to the termination of his employment (the “Arbitration Demand”). Mr. Plants alleges several claims: breach of his change of control and severance agreement; wrongful termination; retaliation in violation of California’s whistleblower laws; retaliation in violation of SOX; defamation/libel; tortious interference with prospective economic advantage; and breach of oral contract. He seeks compensatory, special, and punitive damages, as well as reinstatement, civil penalties, and attorneys’ fees and costs. Mr. Plants and the Company have agreed to a settlement of all claims against the Company and the parties listed in the Arbitration Demand. The OSHA investigation was officially closed on April 26, 2024, and the JAMS arbitration was dismissed as of April 19, 2024.
As of March 31, 2024, and December 31, 2023, the Company had accrued $3.6 million and $3.3 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
As of March 31, 2024, the Company had $9.7 million of non-cancelable inventory purchase obligations with a certain vendor due in 2024.

Note 13.     Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	March 31, 2024	December 31, 2023
Notes due in 2026
Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(965)	(1,084)
Carrying Value	$68,160	$68,041

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(5,410)	(5,714)
Carrying Value	$234,590	$234,286

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(3,484)	(3,632)
Carrying Value	$116,516	$116,368

Convertible notes, net	$419,266	$418,695

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
The circumstances described in the bullets of the paragraph above were not met during the first quarter of 2024. As of March 31, 2024, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending March 31, 2025, the

Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2024, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the 2026 Notes was approximately $26.5 million as of March 31, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets in the paragraph above were not met during the first quarter of 2024. As of March 31, 2024, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2024, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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

The estimated fair value of the 2028 Notes was approximately $57.1 million as of March 31, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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

The circumstances described in the bullets of the paragraph above were not met during the first quarter of 2024. As of March 31, 2024, the 2029 Notes are not convertible. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2024, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of March 31, 2024, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.

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

The estimated fair value of the 2029 Notes was approximately $25.8 million as of March 31, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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
Debt Issuance Cost
The issuance costs related to the Convertible Notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible Notes. The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. The effective interest rates on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the three month periods ended March 31, 2024 and 2023, including the amortization of debt issuance cost, totaled approximately $3.5 million for both periods.
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
In the three months ended December 31, 2023, the Company concluded a realignment of its operating segments to further drive its long-term strategic objectives. At the direction of the CEO, management reorganized its management reporting structure and began to manage its operations under one segment structure. The CEO, in making operating decisions, reviews consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the U.S. Substantially all of the Company's long-lived assets are located in the U.S.
The Company reassessed its reportable segments in the fourth quarter of fiscal year 2023 and determined it had one consolidated reportable segment beginning in the three months ended December 31, 2023.
The following table presents a summary of revenue by geography and product category for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue mix by geography:
United States	$14,070	$22,501
Japan	7,598	12,908
Asia, excluding Japan	4,912	6,731
Europe	4,575	5,118
Rest of the World	7,638	7,268
Total consolidated revenue	$38,793	$54,526
Revenue mix by product category:
Systems	$24,260	$34,542
Consumables	4,655	6,447
Skincare	4,200	8,132
Total product revenue	33,115	49,121
Service	5,678	5,405
Total consolidated revenue	$38,793	$54,526

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis should be read in conjunction with the Company’s financial condition and results of operations in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in its annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 10, 2024.
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
Special Note Regarding Forward-Looking Statements
This report contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those discussed in the forward-looking statements. The statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Forward-looking statements are often identified by the use of words such as, but not limited to, “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “might,” “expect,” “intend,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “target,” “will,” “would” and similar expressions or variations intended to identify forward-looking statements. These statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below.
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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of March 31, 2024.
Executive Summary
Company Description
The Company develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer safe and effective treatments to their customers. In addition, the Company distributes third-party manufactured Secret systems and consumables. The Company currently markets the following system platforms: AviClear, enlighten, excel V/V+, excel HR, truSculpt, Secret PRO, Secret DUO Secret RF, xeo, and xeo+ — each of which enables medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells, and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, and the United Kingdom and the Republic of Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 38 countries. The consolidated financial statements include the accounts of the Company and its subsidiaries. All inter-company transactions and balances have been eliminated.
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
Skincare revenue related to the distribution of ZO’s skincare products in Japan. The skincare products were purchased from a third-party manufacturer and sold to medical offices and licensed physicians. On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan. The Company acted as the principal in this arrangement, as the Company determined the price to charge customers for the skincare products and controlled the products before they were transferred to the customer.
Service revenue includes prepaid service contracts, and labor, time and material on out-of-warranty products.
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
•enhanced luminary development and reference selling efforts (to develop a location where the Company’s products can be displayed and used to assist in selling efforts);
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
A detailed discussion of these and other factors that could impact the Company’s future performance are provided in (1) the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 - Part I, Item 1A “Risk Factors,” and (2) other announcements the Company makes from time to time.
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
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended March 31, 2024. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill.
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
The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in its Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on May 10, 2024. There have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K that are of significance, or potential significance, to the Company.

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
The issuance costs related to the Convertible Notes are presented in the balance sheet as a direct deduction from the carrying amount of the Convertible Notes. See Note 13. Debt of the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended March 31,
	2024	2023
Net revenue	100%	100%
Cost of revenue	68%	60%
Gross margin	32%	40%

Operating expenses:
Sales and marketing	61%	54%
Research and development	13%	12%
General and administrative	33%	23%
Gain on early termination of distribution agreement	(25)%	—%
Total operating expenses	82%	89%

Loss from operations	(50)%	(49)%
Amortization of debt issuance costs	(2)%	(1)%
Interest on convertible notes	(8)%	(5)%
Interest income	4%	5%
Other expense, net	(3)%	(1)%
Loss before income taxes	(59)%	(51)%
Income tax benefit (expense)	—%	1%
Net loss	(59)%	(52)%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 14% and 11% of the Company’s total revenue for the three months ended March 31, 2024 and 2023, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended March 31,
(Dollars in thousands)	2024	% Change	2023
Revenue mix by geography:
North America	$18,391	(32)%	$27,202
Japan	7,598	(41)%	12,908
Rest of World	12,804	(11)%	14,416
Consolidated total revenue	$38,793	(29)%	$54,526

North America as a percentage of total revenue	47%		50%
Japan as a percentage of total revenue	20%		24%
Rest of World as a percentage of total revenue	33%		26%

Revenue mix by product category:
Systems - North America	$11,859	(38)%	$19,170
Systems - Rest of World (including Japan)	12,401	(19)%	15,372
Total Systems	24,260	(30)%	34,542
Consumables	4,655	(28)%	6,447
Skincare	4,200	(48)%	8,132
Total Products	33,115	(33)%	49,121
Service	5,678	5%	5,405
Total Net Revenue	$38,793	(29)%	$54,526
The Company’s total net revenue decreased by $15.7 million, or 29%, in the three months ended March 31, 2024, compared to the same period in 2023. This decrease was primarily driven by a $10.3 million decline in Systems revenue, as well as a $1.8 million decline in Consumables revenue, and a $3.9 million decrease in Skincare revenue due to the early termination of distribution agreement on the Company's Japanese Skincare business.
Revenue by Geography
The Company’s North America revenue decreased by $8.8 million, or 32%, in the three months ended March 31, 2024, compared to the same period in 2023. This decrease was primarily attributable to higher interest rates related to financing system purchases by customers.
Revenue in Japan decreased by $5.3 million, or 41%, in the three months ended March 31, 2024, compared to the same period in 2023. On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan, as disclosed in Note. 1 under Distribution of Third-Party Products.
Company’s Rest of World revenue decreased by $1.6 million, or 11%, in the three months ended March 31, 2024, compared to the same period in 2023, driven by system softness in all geographies, specifically in global distributor markets.
Revenue by Product Type
Systems Revenue
Systems revenue in North America decreased by $7.3 million, or 38%, in the three months ended March 31, 2024, compared to the same period in 2023, due to higher interest rates related to financing system purchases by customers and the macroeconomic conditions in North America, which resulted in a decrease in both unit volumes and average selling prices (“ASPs”). System revenue in the Rest of the World (including Japan) decreased by $3.0 million, or 19%, in the three months ended March 31, 2024, for the same reason.
Consumables Revenue
Consumables revenue decreased by $1.8 million mainly due to an industry-wide slow down.

Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $3.9 million, or 48%, in the three-month period ended March 31, 2024, compared to the same period in 2023. On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan.
Service Revenue
The Company’s Service revenue increased by $0.3 million, or 5%, in the three months ended March 31, 2024, compared to the same period in 2023.
Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Gross profit	$12,419	$21,632	$(9,213)
As a percentage of total net revenue	32.0%	39.7%	(7.7)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, depreciation on AviClear devices, amortization of capitalized AviClear device mobilization costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended March 31, 2024, was 32.0% compared to 39.7% in the same period in 2023. This 7.7 percentage point decrease comparison mainly reflects the following factors:

•Geographic and product revenue mix and the decline in revenue adversely impacted the Company’s gross margin rate by 5.0 percentage points;
•Increases in sales return allowance adversely impacted the Company’s gross margin rate by 0.9 percentage points; and
•Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 1.8 percentage points.

Sales and Marketing

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Sales and Marketing	$23,677	$29,512	$(5,835)
As a percentage of total net revenue	61.0%	54.1%	6.9%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.
Sales and marketing expenses for the three months ended March 31, 2024, decreased $5.8 million, compared to the same period in 2023. This decrease primarily reflects a $3.3 million decrease in payroll and payroll-related costs resulting from workforce reductions implemented in the fourth quarter of 2023, a $1.3 million decrease in promotional and marketing spending, and a $1.5 million decrease in and outside professional services utilized.
Research and Development (“R&D”)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Research and development	$5,001	$6,468	$(1,467)
As a percentage of total net revenue	12.9%	11.9%	1.0%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs.
R&D expenses decreased by $1.5 million in the three-month comparison, which primarily reflects a $0.6 million decrease in payroll and payroll-related costs resulting from workforce reductions implemented in the fourth quarter of 2023 and a $1.0 million decrease in material spending and outside consultancy services utilized by the Company.

General and Administrative (“G&A”)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
General and administrative	$12,881	$12,253	$628
As a percentage of total net revenue	33.2%	22.5%	10.7%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses.
G&A expenses for the three months ended March 31, 2024, increased $0.6 million, compared to the same period in 2023. Expense associated with an increase in the Company's allowance for credit losses resulted in an increase in expense of $1.9 million. This increase was partially offset by a decrease in payroll and payroll-related costs of $1.3 million, reflecting workforce reductions implemented in the fourth quarter of 2023.
Gain on early termination of distribution agreement

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Gain on early termination of distribution agreement	$(9,708)	$—	$(9,708)
As a percentage of total net revenue	(25.0)%	—%	(25.0)%
In the first quarter of 2024, the Company entered into a termination agreement with ZO and terminated its existing distribution agreement related to the distribution of Skincare products in Japan. In the three months ended March 31, 2024, the Company recorded a net gain of $9.7 million resulting from the net of the early termination proceeds received and the transfer of certain assets and liabilities, as gain on early termination of distribution agreement on the Company's condensed consolidated statement of operations.
Interest and Other Expense, Net
Interest and other expense, net, consists of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Amortization of debt issuance costs	$(571)	$(552)	$(19)
Interest on convertible notes	(2,939)	(2,939)	—
Interest income	1,455	2,636	(1,181)
Other expense, net	(1,316)	(320)	(996)
Interest and other expense, net	$(3,371)	$(1,175)	$(2,196)

Interest and other expense, net, increased $2.2 million for the three months ended March 31, 2024, compared to the same period in 2023.

The Company's marketable investments matured in the third quarter of 2023, which decreased the interest income generated in prior periods. The Company's unrealized and realized foreign exchange loss increased in the three months March 31, 2024, compared to the comparable period in 2023.
Provision for Income Taxes

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	Change
Income tax (benefit) expense	$(25)	$272	$(297)
The Company's income tax benefit was immaterial for the three months ended March 31, 2024, compared to a $0.3 million expense for the same period in 2023.

Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended March 31, 2024, was its cash on hand. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its cash requirements. The majority of the Company’s cash and cash equivalents are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of March 31, 2024 and December 31, 2023, the Company had $162.5 million and $181.4 million of working capital, respectively. Cash, cash equivalents, restricted cash and marketable investments decreased by $38.2 million to $105.4 million as of March 31, 2024, from $143.6 million as of December 31, 2023, driven by net loss adjusted for non-cash items of $14.5 million, changes in assets and liabilities of $23.1 million, and capital expenditures of $0.3 million.
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $22.8 million for the three months ended March 31, 2024 and $162.8 million for the year ended December 31, 2023.
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
Cash, Cash Equivalents, Restricted Cash and Marketable Investments
The following table summarizes the Company's cash and cash equivalents, restricted cash and marketable investments:

(Dollars in thousands)	March 31, 2024	December 31, 2023	Change
Cash and cash equivalents	$105,444	$143,612	$(38,168)
Cash Flows

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net cash flow provided by (used in):
Operating activities	$(37,630)	$(37,018)
Investing activities	(278)	60,334
Financing activities	(260)	(2,412)
Net increase (decrease) in cash and cash equivalents	$(38,168)	$20,904

Cash Flows from Operating Activities
During the three months ended March 31, 2024, net cash used in operating activities was $37.6 million, which mainly reflected the net loss adjusted for non-cash items of $14.5 million and a payment of $18.7 million associated with the non-renewal of the manufacturing services agreement with Jabil Inc. in February 2024.
Cash Flows from Investing Activities
Net cash used in investing activities was $0.3 million in the three months ended March 31, 2024, which represents the Company's capital expenditures. The net cash provided in the comparable period in 2023 was primarily the net proceeds from the maturities of marketable securities, partially offset by the capital expenditure related to the manufacture of the AviClear device.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.3 million in the three months ended March 31, 2024, which was primarily due to taxes paid related to net share settlement of equity awards and finance lease payments.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash and cash equivalents of $105.4 million as of March 31, 2024. For the three months ended March 31, 2024, the Company’s principal source of liquidity was cash on hand. The Company has reported operating losses in recent quarters and intends to use its remaining cash resources to develop plans and take proactive steps to grow revenue and enhance its operations as further explained in the preceding Liquidity and Capital Resources section.
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
Commitments and Contingencies
As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since May 10, 2024, the filing date of the Company’s Annual Report on Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 10, 2024, and other announcements the Company makes from time to time.
The conditional conversion feature of the Company's convertible notes, if triggered, may adversely affect the Company's financial condition and operating results.
The Company has outstanding the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028, and the 4.00% Convertible Senior Notes due 2029. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, ending on September 30, 2022, in the case of the 2028 Notes, and ending on March 31, 2023, in the case of the 2029 Notes, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for any of the Company’s Convertible Notes in the three months ended March 31, 2024. Upon any future conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
On April 3, 2024, the Loan and Security Agreement for the Revolving Line of Credit was terminated by the Company. The Company does not have any line of credit facility as of March 31, 2024.
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
Management identified material weaknesses in the year ended December 31, 2023, over the Company’s internal controls over financial reporting. These material weaknesses are related to information technology general controls (“ITGCs”) including, segregation of duties, user access, and reports produced by certain IT systems that support the Company's financial reporting process including those related to the implementation of an ERP system; inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; the completeness and accuracy of expense for routine and non-routine equity-based awards; and failure to design, maintain and monitor a risk assessment program at a sufficiently precise level to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Although certain of these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that these deficiencies constitute material weaknesses.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2024, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q, for the three months ended March 31, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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

Changes in Internal Control over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in the Company's internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 13 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 10, 2024 and Note 12 to the Company's condensed consolidated financial statements entitled "Commitments and Contingencies", in this Quarterly Report on Form 10-Q for the three months ended March 31, 2024.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on May 10, 2024 (the “Annual Report”).

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.2	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)
3.4	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.sch	Inline XBRL Taxonomy Extension Schema Document
101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on May 10, 2024.

CUTERA, INC.

/s/ Stuart Drummond
Stuart Drummond
Interim Chief Financial Officer