Form 10-Q
period 2024-06-30
CUTERA INC
filed 2024-08-09
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of Registrant’s common stock issued and outstanding as of August 5, 2024, was 20,127,842.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share data and par value)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$83,115	$143,612
Accounts receivable, net of allowance for credit losses of $14,811 and $9,878, respectively	34,554	43,121
Inventories	80,353	62,600
Other current assets and prepaid expenses	12,961	19,852
Total current assets	210,983	269,185
Long-term inventories	13,825	16,283
Property and equipment, net	28,140	37,275
Deferred tax assets	508	579
Restricted cash	1,196	—
Goodwill	1,339	1,339
Operating lease right-of-use assets, net	11,388	10,055
Other long-term assets	8,916	11,575
Total assets	$276,295	$346,291

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$17,617	$19,829
Accrued liabilities	30,356	55,055
Operating lease liabilities	3,382	2,441
Deferred revenue	8,798	10,422
Total current liabilities	60,153	87,747
Deferred revenue, net of current portion	1,507	1,494
Operating lease liabilities, net of current portion	9,223	8,887
Convertible notes, net of unamortized debt issuance costs of $9,284 and $10,430, respectively	419,841	418,695
Other long-term liabilities	1,242	1,298
Total liabilities	491,966	518,121
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 20,108,406 and 19,960,622 shares at June 30, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	135,114	131,496
Accumulated deficit	(350,805)	(303,346)
Total stockholders’ deficit	(215,671)	(171,830)
Total liabilities and stockholders’ deficit	$276,295	$346,291

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue:
Products	$28,357	$56,175	$61,472	$105,296
Service	6,020	5,650	11,698	11,055
Total net revenue	34,377	61,825	73,170	116,351
Cost of revenue:
Products	23,765	32,051	47,054	62,110
Service	2,968	3,691	6,053	6,526
Total cost of revenue	26,733	35,742	53,107	68,636
Gross profit	7,644	26,083	20,063	47,715

Operating expenses:
Sales and marketing	20,664	33,271	44,341	62,783
Research and development	4,463	5,784	9,464	12,252
General and administrative	4,321	18,191	17,202	30,444
Gain on early termination of distribution agreement	—	—	(9,708)	—
Total operating expenses	29,448	57,246	61,299	105,479
Loss from operations	(21,804)	(31,163)	(41,236)	(57,764)
Interest and other expense, net:
Amortization of debt issuance costs	(575)	(557)	(1,146)	(1,109)
Interest on convertible notes	(2,959)	(2,958)	(5,898)	(5,897)
Interest income	1,025	2,179	2,480	4,658
Other expense, net	(387)	(453)	(1,703)	(616)
Total interest and other expense, net	(2,896)	(1,789)	(6,267)	(2,964)
Loss before income taxes	(24,700)	(32,952)	(47,503)	(60,728)
Income tax (benefit) expense	(19)	326	(44)	598
Net loss	$(24,681)	$(33,278)	$(47,459)	$(61,326)

Net loss per share:
Basic	$(1.23)	$(1.68)	$(2.37)	$(3.09)
Diluted	$(1.23)	$(1.68)	$(2.37)	$(3.09)
Weighted-average number of shares used in per share calculation:
Basic	20,091	19,858	20,041	19,819
Diluted	20,091	19,858	20,041	19,819
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net loss	$(24,681)	$(33,278)	$(47,459)	$(61,326)
Other comprehensive income:
Net change in unrealized gain on available-for-sale investments, net of tax	—	12	—	98
Other comprehensive income, net of tax	—	12	—	98
Comprehensive loss	$(24,681)	$(33,266)	$(47,459)	$(61,228)
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2024	20,067,941	$20	$133,541	$(326,124)	$—	$(192,563)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	40,465	—	(20)	—	—	(20)
Stock-based compensation expense	—	—	1,593	—	—	1,593
Net loss	—	—	—	(24,681)	—	(24,681)
Balance at June 30, 2024	20,108,406	$20	$135,114	$(350,805)	$—	$(215,671)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	19,960,622	$20	$131,496	$(303,346)	$—	$(171,830)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	147,784	—	(84)	—	—	(84)
Stock-based compensation expense	—	—	3,702	—	—	3,702
Net loss	—	—	—	(47,459)	—	(47,459)
Balance at June 30, 2024	20,108,406	$20	$135,114	$(350,805)	$—	$(215,671)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

Three and Six Months Ended June 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at March 31, 2023	19,785,107	$20	$126,504	$(168,561)	$(8)	$(42,045)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	3,459	—	38	—	—	38
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	61,248	—	(789)	—	—	(789)
Stock-based compensation expense	—	—	1,550	—	—	1,550
Net change in unrealized gain on available-for-sale investments	—	—	—	—	12	12
Net loss	—	—	—	(33,278)	—	(33,278)
Balance at June 30, 2023	19,901,600	$20	$128,014	$(201,839)	$4	$(73,801)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	9,234	—	147	—	—	147
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	171,977	—	(3,186)	—	—	(3,186)
Stock-based compensation expense	—	—	4,936	—	—	4,936
Net change in unrealized gain on available-for-sale investments	—	—	—	—	98	98
Net loss	—	—	—	(61,326)	—	(61,326)
Balance at June 30, 2023	19,901,600	$20	$128,014	$(201,839)	$4	$(73,801)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(47,459)	$(61,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,702	4,936
Depreciation and amortization	3,795	3,238
Amortization of contract acquisition costs	2,769	4,069
Amortization of discount on convertible notes and debt issuance costs	1,146	1,109
Accretion of discount on investment securities and investment income, net	—	146
Deferred tax assets	71	43
Provision for credit losses	4,808	1,914
Changes in assets and liabilities:
Accounts receivable	3,634	(10,031)
Inventories	(8,582)	(536)
Other current assets and prepaid expenses	6,892	(776)
Other long-term assets	(330)	(4,782)
Accounts payable	(2,212)	(1,666)
Accrued liabilities	(24,441)	(3,806)
Operating leases, net	(56)	(30)
Deferred revenue	(1,611)	509
Net cash used in operating activities	(57,874)	(66,989)
Cash flows from investing activities
Acquisition of property and equipment	(1,217)	(25,108)
Proceeds from disposal of property and equipment	63	—
Proceeds from maturities of marketable investments	—	152,859
Purchase of marketable investments	—	(23,467)
Net cash provided by (used in) investing activities	(1,154)	104,284
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	—	858
Taxes paid related to net share settlement of equity awards	(84)	(3,186)
Payments on finance lease obligations	(189)	(237)
Net cash used in financing activities	(273)	(2,565)
Net increase (decrease) in cash, cash equivalents and restricted cash	(59,301)	34,730
Cash, cash equivalents, and restricted cash at beginning of period	143,612	146,624
Cash, cash equivalents, and restricted cash at end of period	$84,311	$181,354
Supplemental non-cash operating, investing, and financing activities:
Assets acquired under finance lease	$—	$68
Assets acquired under operating lease	$2,749	$57
Acquisition of property and equipment	$—	$6,301
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,553	$5,731
Cash paid for income taxes	$986	$483
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
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in select locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, Switzerland, the United Kingdom and the Republic of Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 38 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances.
Liquidity and Management’s Plans
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for at least the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $47.5 million for the six months ended June 30, 2024 and $162.8 million for the year ended December 31, 2023.
These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, the condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that may result should the Company be unable to continue as a going concern.
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear, which entails transitioning from a lease model to a direct sales model, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023 and implementing further cost savings initiatives, restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives. There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.

Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, and its condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders' deficit, and condensed consolidated statements of cash flows, for the three and six months ended June 30, 2024, and 2023, respectively. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2024.
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
The Company determined to cease new leases of the AviClear device in 2023 and, therefore the Company no longer capitalizes additional mobilization costs and commission costs related to placements of the AviClear device, which were recorded in other long-term assets on the Company's condensed consolidated balance sheets and were amortized over the expected lease term. The amortization of the remaining mobilization costs and amortization of deferred commission costs are recorded in cost of revenue and sales and marketing, respectively, in the Company's condensed consolidated statement of operations. Total capitalized mobilization costs were $1.1 million and $2.1 million as of June 30, 2024 and December 31, 2023, respectively. Total capitalized commissions as of June 30, 2024, and December 31, 2023, were $1.9 million and $2.7 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.
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
Distribution of Third-Party Products
The Company generated revenue from the distribution of skincare products, which were manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the three and six months ended June 30, 2024, revenue from the distribution of skincare products was nil and $4.2 million, respectively. In the six months ended June 30, 2023, revenue from the distribution of skincare products was $17.6 million, representing 15% of the Company’s consolidated revenue.
On February 28, 2024, the Company and its Japanese subsidiary, Cutera KK, entered into a termination agreement (the “Termination Agreement”) with ZO USA and its Japanese subsidiary, ZO Skin Health GK (“ZO Japan” and together with ZO USA and their affiliates, “ZO”), which, among other things, (i) terminates all agreements related to the distribution by the Company of ZO’s products in Japan effective immediately, (ii) provides for the orderly transition of the distribution of ZO products to ZO, (iii) transfers certain Company employees dedicated to the distribution of ZO products to ZO, (iv) transfers certain customer contracts related to ZO products from the Company to ZO and (v) transfers certain inventory and assets related to the distribution of ZO products from the Company to ZO. The Termination Agreement requires ZO to pay the Company $5.75 million within three business days of the execution of the Termination Agreement and make a second payment of $5.75 million, less any offsets under the Termination Agreement (including, but not limited to, 42.2% of the Company’s net revenue for sales of ZO products under the Distribution Agreement between January 1, 2024 and February 28, 2024), upon the earlier of (a) the completion the transition of regulatory and distribution activities such that ZO is able to fulfill product orders by customers in Japan, as determined by ZO and the Company, and (b) June 14, 2024. The Company received the first payment of $5.75 million on February 29, 2024, and received a second payment of $2.37 million on April 1, 2024, which was net of $1.6 million in amounts owed by Cutera. In the three months ended March 31, 2024, the Company recorded a net gain of $9.7 million resulting from the early termination proceeds received and transfer of certain assets and liabilities as gain on early termination of distribution agreement on the Company's condensed consolidated statement of operations.
The Company generates revenue from the distribution of the Secret systems, which are manufactured by ilooda Co. Ltd. (“ilooda”). The Company is the exclusive distributor for all systems sold in the United States, Canada, the United Kingdom; the exclusive distributor for certain systems in France, and Spain; and the non-exclusive distributor for systems sold in Austria and Germany. In the three months ended June 30, 2024, and June 30, 2023, revenue from the distribution of Secret products represented 7% and 2%, respectively, of the Company’s consolidated revenue. The Company‘s ilooda distribution agreement expires in June 30, 2026.
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
The Company recorded the net balance of the $19.5 million payment owed to Jabil and the $15.1 million aggregate of inventories, equipment, and other amounts owed to Cutera, in accrued liabilities on the consolidated balance sheet at December 31, 2023. The $5.7 million for expenses incurred by Jabil was recorded in cost of revenue on the consolidated statements of operations in the twelve months ended December 31, 2023. As of June 30, 2024, all amounts owed to Jabil have been paid and inventories have been received.

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
The Company's cash, cash equivalents, and restricted cash were $84.3 million and $143.6 million as of June 30, 2024 and December 31, 2023, respectively. There were no marketable investments as of those dates. There was $1.2 million of restricted cash as of June 30, 2024.

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
As of June 30, 2024, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

June 30, 2024	Level 1
Cash equivalents:
Money market funds	$61,498
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

Note 4.         Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$48,462	$36,970
Work in process	4,030	889
Finished goods	27,861	24,741
Total	$80,353	$62,600
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of inventories at June 30, 2024 and December 31, 2023, were $16.3 million and $13.0 million, respectively.
Other current assets and prepaid expenses
Other current assets and a prepaid expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Deposits with vendors	$5,630	$9,501
Prepayments	4,559	3,819
Sale tax and VAT receivable	2,392	6,307
Other	380	225
Total	$12,961	$19,852
Long-term inventories
The Company’s long-term inventories relate to AviClear devices, and parts for device manufacturing, not expected to be sold in the twelve months ended June 30, 2025. Long-term inventories consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Raw materials	$9,175	$8,672
Work in process	—	2,049
Finished goods	4,650	5,562
Total	$13,825	$16,283
Valuation adjustments for excess and obsolete inventory, reflected as a reduction of long-term inventories at June 30, 2024 and December 31, 2023, were $16.5 million and $12.8 million, respectively.

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	June 30, 2024	December 31, 2023
AviClear devices	$30,369	$38,490
Machinery and equipment	5,545	4,944
Office equipment and furniture	1,537	1,884
Leasehold improvements	1,294	1,010
Assets under construction	959	1,274
	39,704	47,602
Less: Accumulated depreciation	(11,564)	(10,327)
Property and equipment, net	$28,140	$37,275

Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Bonus and payroll-related accruals	$10,970	$13,949
Sales and marketing accruals	4,080	4,929
Product warranty	3,010	2,593
Accrued sales tax	2,597	6,325
Accrued interest	1,485	1,304
Jabil settlement obligation, net	—	8,908
Liability for inventory in transit	—	5,461
Other accrued liabilities	8,214	11,586
Total	$30,356	$55,055

Note 5.         Product Warranty
The Company has a direct field service organization in North America (including Canada). Internationally, the Company provides direct service support in Australia, Austria, Belgium, France, Germany, Hong Kong, Japan, the Netherlands, New Zealand, Spain, and Switzerland. In several other countries, where the Company does not have a direct presence, the Company provides service through a network of distributors and third-party service providers.
After the original warranty period, maintenance and support are offered on an extended service contract basis or on a time and materials basis. The Company estimates cost to repair or replace products under standard warranty at the time of sale. Costs incurred in connection with extended service contracts are generally recognized at the time when costs are incurred.
The following table provides the changes in the product warranty accrual for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning Balance	$2,472	$3,154	$2,593	$3,254
Add: Accruals for warranties issued during the period	1,463	1,534	2,619	2,550
Less: Settlements made during the period	(925)	(1,584)	(2,202)	(2,700)
Ending Balance	$3,010	$3,104	$3,010	$3,104

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
The following table provides changes in the deferred revenue balance for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Beginning balance	$10,455	$13,699	$11,916	$13,498
Add: Payments received from current period sales	6,460	5,939	9,480	11,087
Less: Revenue recognized from current period sales	(1,725)	(589)	(1,882)	(2,291)
Less: Revenue recognized from beginning balance	(3,170)	(5,042)	(7,494)	(8,287)
Pending lease cancellations	(1,715)	—	(1,715)	—
Ending balance	$10,305	$14,007	$10,305	$14,007
Approximately 85% of the Company’s deferred revenue balance of $10.3 million as of June 30, 2024 will be recognized over the next 12 months.
The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at June 30, 2024, and December 31, 2023 was $0.9 million and $2.1 million, respectively.
Costs for extended service contracts were $2.2 million and $3.8 million for the three and six months ended June 30, 2024, respectively, and were $2.1 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and were recorded in cost of revenue on the condensed consolidated statements of operations.

Note 7.         Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 14% and 13%, respectively, of the Company's total revenue for the three and six months ended June 30, 2024, and 9% for each of the three and six months ended June 30, 2023.
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
On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan, as disclosed in Note 1. During the three months ended June 30, 2024, revenue from the distribution of skincare products was nil due to the termination of all agreements.
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
Total capitalized commissions as of June 30, 2024 and December 31, 2023 were $1.9 million and $2.4 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.4 million and $1.0 million during the three and six months ended June 30, 2024, respectively, and $0.6 million and $1.3 million for the three and six months ended June 30, 2023, respectively. The amortization related to these capitalized costs is included in sales and marketing expense on the Company’s condensed consolidated statement of operations.

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
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2023	3,554,537
Options and stock awards granted	(1,304,378)
Stock awards canceled / forfeited / expired	142,537
Options canceled / forfeited / expired	135,107
Balance, June 30, 2024	2,527,803
The equity plans deduct the shares available for issuance by the gross number of shares for which an award is exercised or vests, not the net number of shares actually issued upon exercise, in the event the exercise price is paid in shares of the Company's common stock or shares are withheld to satisfy tax withholding obligations. Any RSU or PSU shares granted on or after July 13, 2023 were counted against the shares available for grant at a ratio of 1.65 shares for every one share granted.
At the Company’s Annual Stockholder Meeting on July 15, 2024, the Company’s stockholders voted to increase the total number of shares of common stock available for issuance under the 2019 Plan by 2,395,273 shares. The 2023 Plan was terminated effective July 15, 2024, and had 2,304,580 shares available for issuance at that date.
On May 22, 2024, the Company’s Compensation Committee approved a modification of the vesting targets related to three PSU grants and one stock option grant issued to senior management employees. The original vesting targets were based on the closing price of the Company’s common stock. These targets were modified to targets based on the Company’s market capitalization. The incremental stock compensation expense related to this modification was not material.

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2023	1,282,240	$17.97	8.21
Options granted	1,154,500	$2.18
Options exercised	—	$—
Options canceled / forfeited / expired	(135,107)	$18.86
Balance, June 30, 2024	2,301,633	$10.00	7.46

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	909,862	$20.46
Stock awards granted	127,739	$2.13
Awards vested	(188,072)	$25.38
Stock awards canceled / forfeited / expired	(132,537)	$22.16
Balance, June 30, 2024	716,992	$15.66
Stock-based Compensation Expense
Stock-based compensation expense by financial statement line item recognized during the six months ended June 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenue	$144	$361	$293	$725
Sales and marketing	404	1,283	970	2,431
Research and development	264	415	569	1,108
General and administrative	781	(509)	1,870	672
Total stock-based compensation expense	$1,593	$1,550	$3,702	$4,936

Note 9.     Net Loss Per Share

As of June 30, 2024, the Company’s Convertible Notes were potentially convertible into 8,696,792 shares of common stock.

The denominator for diluted net loss per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the six months ended June 30, 2024 and June 30, 2023, the if-converted method was not applied as the effect would have been anti-dilutive.

For the six months ended June 30, 2024 and June 30, 2023, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss used in calculating net loss per share, basic	$(24,681)	$(33,278)	$(47,459)	$(61,326)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	20,091	19,858	20,041	19,819
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—	—	—
Options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
ESPP	—	—	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	20,091	19,858	20,041	19,819
Net loss per share:
Net loss per share, basic	$(1.23)	$(1.68)	$(2.37)	$(3.09)
Net loss per share, diluted	$(1.23)	$(1.68)	$(2.37)	$(3.09)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Capped call	10,780	10,780	10,780	10,780
Convertible notes	8,697	8,697	8,697	8,697
Options	2,302	694	2,302	694
RSU's	527	489	527	489
PSU's	190	265	190	265
ESPP	—	45	—	45
Total	22,496	20,970	22,496	20,970

Note 10.     Income Taxes
For the three and six months ended June 30, 2024, the Company's income tax benefit for both periods was less than $0.1 million, compared to income tax expense of $0.3 million and $0.6 million respectively, for the three and six months ended June 30, 2023.
The Company's income tax (benefit) expense for the six months ended June 30, 2024 and 2023 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.

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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	June 30, 2024	December 31, 2023
Assets
Right-of-use assets	Operating lease right-of-use assets	$11,388	$10,055
Finance lease	Property and equipment, net	1,309	2,516
Total leased assets		$12,697	$12,571

Liabilities	Classification	June 30, 2024	December 31, 2023
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$3,382	$2,441
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	9,223	8,887
Total Operating lease liabilities		$12,605	$11,328

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$714	$825
Finance lease liabilities, non-current	Other long-term liabilities	723	1,064
Total Finance lease liabilities		$1,437	$1,889

Lease costs during the three and six months ended June 30, 2024 and 2023 (in thousands) was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Lease costs	Classification	2024	2023	2024	2023
Finance lease cost	Amortization expense	$250	$148	$524	$298
Finance lease cost	Interest for finance lease	$37	$18	$79	$38
Operating lease cost	Operating lease expense	$1,093	$889	$2,062	$1,780

Cash paid for amounts included in the measurement of lease liabilities during the six months ended June 30, 2024 and 2023 was as follows (in thousands):

		Six Months Ended June 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2024	2023
Operating cash flow	Finance lease	$36	$38
Financing cash flow	Finance lease	$189	$237
Operating cash flow	Operating lease	$986	$686
Operating leases
Maturities of operating facility leases were as follows as of June 30, 2024 (in thousands):

As of June 30, 2024	Amount
Remainder of 2024	$1,969
2025	4,059
2026	4,034
2027	3,295
2028	323
2029 and thereafter	142
Total lease payments	13,822
Less: imputed interest	1,217
Present value of lease liabilities	$12,605
Finance Leases
As of June 30, 2024, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of June 30, 2024	Amount
Remainder of 2024	$433
2025	697
2026	424
2027	17
Total lease payments	1,571
Less: imputed interest	134
Present value of lease liabilities	$1,437

Weighted-average remaining lease term and discount rate, as of June 30, 2024, were as follows:

Lease Term and Discount Rate	June 30, 2024
Weighted-average remaining lease term (years)
Operating leases	3.5
Finance leases	2.0
Weighted-average discount rate
Operating leases	5.6%
Finance leases	9.5%
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
AviClear operating lease license fee revenue	$432	$1,367	$1,594	$2,592
AviClear operating lease revenue	715	3,236	1,901	5,939
Total AviClear revenue	$1,147	$4,603	$3,495	$8,531
The AviClear device being leased has an estimated useful life of seven years.
The following is the minimum future lease payments as of June 30, 2024, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

As of June 30, 2024	Amount
Remainder of 2024	$3,941
2025	3,050
Total	$6,991
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
Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Amortization expenses for these assets were $0.5 million and $0.8 million for the three and six-month periods ended June 30, 2024, and $1.1 million and $2.2 million for the comparative periods ended June 30, 2023, and were included in sales and marketing expense on the Company’s condensed consolidated statement of operations. Total capitalized commissions as of June 30, 2024, and December 31, 2023, were $1.9 million and $2.7 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.
Lease installment costs
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.4 million and $1.0 million for the three and six-month periods ended June 30, 2024 and $0.5 million and $1.0 million  for the comparative periods ended June 30, 2023, and were included in cost of revenue on the Company’s condensed consolidated statement of operations. Total lease installment costs as of June 30, 2024, and December 31, 2023, were $1.1 million and $2.1 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.

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
On January 31, 2020, the Company filed a lawsuit against Lutronic Aesthetics in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order ("TRO") against Lutronic generally prohibiting it from using or disseminating the Company's confidential, proprietary, or trade secret information. The order also prohibited Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. On April 9, 2020, the parties stipulated to the entry of a preliminary injunction providing for the same relief afforded by the TRO. On August 4, 2022, Cutera filed a second amended complaint. In addition to the above referenced claims, Cutera alleged claims for violation of the Lanham Act, unlawful business practices, false advertising and trademark infringement. On April 27, 2023, Lutronic filed a complaint for trade libel, intentional interference with prospective economic advantage, misappropriation of trade secrets and unfair business practices against Cutera in California State Court. On May 31, 2024 (the “Settlement Date”), Cutera, Inc. (the “Company”) reached a settlement agreement with Lutronic Aesthetics, Inc., regarding all outstanding litigation and arbitration matters involving the parties, Larry Laber and James Bartholomeusz. Under the terms of the settlement agreement, Lutronic agreed to pay the Company $5.75 million within thirty days of the Settlement Date and was recorded in General and Administrative expenses. Both parties agreed to the dismissal with prejudice of all pending actions and a mutual release, but denied all allegations of wrongful acts or omissions alleged in the pending actions against each party and agreed that the settlement was not an acknowledgement of any liability, fault, part or present wrongdoing, or violation of any law, rule, regulation or policy by either party or their respective affiliates, representatives or agents. As of July 3, 2024, all cases were officially dismissed.
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
As of June 30, 2024, and December 31, 2023, the Company had accrued $2.5 million and $3.3 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
As of June 30, 2024, the Company had $5.7 million of non-cancelable inventory purchase obligations with a certain vendor due in 2024.

Note 13.     Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	June 30, 2024	December 31, 2023
Notes due in 2026
Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(845)	(1,084)
Carrying Value	$68,280	$68,041

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(5,105)	(5,714)
Carrying Value	$234,895	$234,286

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(3,334)	(3,632)
Carrying Value	$116,666	$116,368

Convertible notes, net	$419,841	$418,695

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
The circumstances described in the bullets of the paragraph above were not met during the second quarter of 2024. As of June 30, 2024, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2025, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2024, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the 2026 Notes was approximately $23.3 million as of June 30, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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
The circumstances described in the bullets in the paragraph above were not met during the second quarter of 2024. As of June 30, 2024, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2025, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2024, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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
The estimated fair value of the 2028 Notes was approximately $48.1 million as of June 30, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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
The circumstances described in the bullets of the paragraph above were not met during the second quarter of 2024. As of June 30, 2024, the 2029 Notes are not convertible. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending June 30, 2025, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of June 30, 2024, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.
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
The estimated fair value of the 2029 Notes was approximately $22.0 million as of June 30, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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
Debt Issuance Cost
The issuance costs related to the Convertible Notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible Notes. The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. The effective interest rates on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the three month periods ended June 30, 2024 and 2023, including the amortization of debt issuance cost, totaled approximately $3.5 million for both periods.
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
The following table presents a summary of revenue by geography and product category for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue mix by geography:
United States	$12,757	$25,602	$26,827	$48,104
Japan	3,829	12,810	11,427	25,718
Asia, excluding Japan	5,281	4,323	10,193	11,054
Europe	5,021	5,495	9,596	10,613
Rest of the World	7,489	13,595	15,127	20,862
Total consolidated revenue	$34,377	$61,825	$73,170	$116,351
Revenue mix by product category:
Systems	$23,900	$39,262	$48,160	$73,804
Consumables	4,457	7,491	9,112	13,938
Skincare	—	9,422	4,200	17,554
Total product revenue	28,357	56,175	61,472	105,296
Service	6,020	5,650	11,698	11,055
Total consolidated revenue	$34,377	$61,825	$73,170	$116,351

Note 15.     Subsequent Event
At the Company’s Annual Stockholder Meeting on July 15, 2024, the Company’s stockholders voted to reprice all outstanding stock option grants. A total of 2,159,425 stock options consisting of 265 grants attributable to 114 different employees and directors were repriced to an exercise price of $1.54, the closing price of the Company’s common stock on July 15, 2024. The weighted average exercise price of these stock option grants prior to repricing was $9.25.

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
•Liquidity and Capital Resources. This section provides an analysis of the Company’s liquidity and cash flows, as well as a discussion of its commitments that existed as of June 30, 2024.
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
The Company continues to assess whether any impairment of its goodwill or its long-lived assets has occurred and has determined that no charges were necessary during the three months ended June 30, 2024. The Company will continue to monitor future conditions important to its assessment of potential impairment of its long-lived assets and goodwill.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of revenue	78%	58%	73%	59%
Gross margin	22%	42%	27%	41%

Operating expenses:
Sales and marketing	60%	54%	61%	54%
Research and development	13%	9%	13%	11%
General and administrative	13%	29%	24%	26%
Gain on early termination of distribution agreement	—%	—%	(13)%	—%
Total operating expenses	86%	93%	84%	91%

Loss from operations	(64)%	(50)%	(56)%	(50)%
Amortization of debt issuance costs	(2)%	(1)%	(2)%	(1)%
Interest on convertible notes	(9)%	(5)%	(8)%	(5)%
Interest income	3%	4%	3%	4%
Other expense, net	(1)%	(1)%	(2)%	(1)%
Loss before income taxes	(72)%	(53)%	(65)%	(52)%
Income tax benefit (expense)	—%	1%	—%	1%
Net loss	(72)%	(54)%	(65)%	(53)%
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
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 9% of the Company’s total revenue for the six months ended June 30, 2024 and 2023, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	% Change	2023	2024	% Change	2023
Revenue mix by geography:
North America	$15,980	(51)%	$32,437	$34,371	(42)%	$59,639
Japan	3,829	(70)%	12,810	11,427	(56)%	25,718
Rest of World	14,568	(12)%	16,578	27,372	(12)%	30,994
Consolidated total revenue	$34,377	(44)%	$61,825	$73,170	(37)%	$116,351

North America as a percentage of total revenue	47%		52%	47%		51%
Japan as a percentage of total revenue	11%		21%	16%		22%
Rest of World as a percentage of total revenue	42%		27%	37%		27%

Revenue mix by product category:
Systems - North America	$9,814	(58)%	$23,598	$21,673	(49)%	$42,768
Systems - Rest of World (including Japan)	14,086	(10)%	15,664	26,487	(15)%	31,036
Total Systems	23,900	(39)%	39,262	48,160	(35)%	73,804
Consumables	4,457	(41)%	7,491	9,112	(35)%	13,938
Skincare	—	(100)%	9,422	4,200	(76)%	17,554
Total Products	28,357	(50)%	56,175	61,472	(42)%	105,296
Service	6,020	7%	5,650	11,698	6%	11,055
Total Net Revenue	$34,377	(44)%	$61,825	$73,170	(37)%	$116,351
The Company’s total net revenue decreased by $27.4 million, or 44%, in the three months ended June 30, 2024, compared to the same period in 2023. The Company’s total net revenue decreased by $43.2 million, or 37%, in the six months ended June 30, 2024, compared to the same period in 2023. The decreases in both the three- and six-month comparisons were primarily driven by Systems revenue and the termination of the Company’s Skincare distribution agreement in February 2024.
Revenue by Geography
The Company’s North America revenue decreased by $16.5 million, or 51%, in the three months ended June 30, 2024, and decreased by $25.3 million, or 42%, in the six months ended June 30, 2024, compared to the same periods in 2023. These decreases were primarily attributable to higher interest rates related to financing system purchases by customers.
Revenue in Japan decreased by $9.0 million, or 70%, in the three months ended June 30, 2024, and decreased by $14.3 million, or 56%, in the six months ended June 30, 2024, compared to the same period in 2023. On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan, as disclosed in Note. 1 under Distribution of Third-Party Products.
The Rest of World revenue decreased by $2.0 million, or 12%, in the three months ended June 30, 2024, and decreased by $3.6 million, or 12%, in the six months ended June 30, 2024, compared to the same periods in 2023, driven by system softness in all geographies, specifically in global distributor markets.

Revenue by Product Type
Systems Revenue
Systems revenue decreased by $15.4 million, or 39%, in the three months ended June 30, 2024, compared to the same period in 2023, and decreased by $25.6 million, or 35%, in the six months ended June 30, 2024, compared to the same periods in 2023. These decreases were driven by higher interest rates related to financing system purchases by customers and the macroeconomic conditions in North America, which resulted in a decrease in both unit volumes and average selling prices (“ASPs”). The Company also experienced a decline in sales representative productivity in 2024 compared to 2023.

Consumables Revenue
Consumables revenue decreased by $3.0 million, or 41%, and $4.8 million, or 35%, respectively, in the three- and six-month comparisons to 2023. These decreases reflect lower AviClear treatment revenue and a decrease in sales of truSculpt cycle refills.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $9.4 million, or 100%, and $13.4 million, or 76%, in the three and six-months ended June 30, 2024, compared to the same periods in 2023. On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan.
Service Revenue
The Company’s Service revenue increased by $0.4 million, or 7%, and increased by $0.6 million, or 6%, in the three and six- month comparisons to 2023.
Gross Profit

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross profit	$7,644	$26,083	$(18,439)	$20,063	$47,715	$(27,652)
As a percentage of total net revenue	22.2%	42.2%	(20.0)%	27.4%	41.0%	(13.6)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, depreciation on AviClear devices, amortization of capitalized AviClear device mobilization costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended June 30, 2024, was 22.2% compared to 42.2% in the same period in 2023. This 20.0 percentage point decrease mainly reflects the following factors:

•Geographic and product revenue mix and the decline in revenue adversely impacted the Company’s gross margin rate by 10.0 percentage points;
•A decrease in manufacturing activity in the three months ended June 30, 2024, resulted in less absorption of manufacturing expense, adversely impacting gross margin by 5.0 percentage points; and
•Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 3.4 percentage points.
Gross profit as a percentage of revenue for the six months ended June 30, 2024, was 27.4% compared to 41.0% in the same period in 2023. This 13.6 percentage point decrease mainly reflects the following factors:

•Geographic and product revenue mix and the decline in revenue adversely impacted the Company’s gross margin rate by 8.0 percentage points;
•A decrease in manufacturing activity in the six months ended June 30, 2024, resulted in less absorption of manufacturing expense, adversely impacting gross margin by 3.0 percentage points; and
•Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 3.0 percentage points.

Sales and Marketing

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Sales and Marketing	$20,664	$33,271	$(12,607)	$44,341	$62,783	$(18,442)
As a percentage of total net revenue	60.1%	53.8%	6.3%	60.6%	54.0%	6.6%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.

Sales and marketing expenses for the three and six months ended June 30, 2024, decreased $12.6 million and $18.4 million respectively, compared to the same periods in 2023. These decreases reflected lower payroll and payroll-related costs of $4.8 million and $5.7 million in the three and six-month comparisons, resulting from workforce reductions implemented in the fourth quarter of 2023. A decrease in net revenues in 2024 compared to 2023 resulted in a decrease in commission expense in the three and six-month comparisons of $3.6 million and $5.0 million, respectively. In the three and six-month comparisons, the Company reduced its promotional activities and related travel by $2.2 million and $3.6 million, respectively.
Research and Development (“R&D”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$4,463	$5,784	$(1,321)	$9,464	$12,252	$(2,788)
As a percentage of total net revenue	13.0%	9.4%	3.6%	12.9%	10.5%	2.4%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs.
R&D expenses for the three and six months ended June 30, 2024 decreased by $1.3 million and $2.8 million respectively, compared to the same periods in 2023. These decreases were mainly due to a $0.8 million and $1.3 million decrease in payroll and payroll-related costs in the three and six-month comparisons, resulting from workforce reductions implemented in the fourth quarter of 2023. The six-month comparison also reflects a $1.0 million decrease in material spending and outside consultancy services utilized by the Company in the three months ended March 31, 2024.
General and Administrative (“G&A”)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
General and administrative	$4,321	$18,191	$(13,870)	$17,202	$30,444	$(13,242)
As a percentage of total net revenue	12.6%	29.4%	(16.8)%	23.5%	26.2%	(2.7)%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses.
G&A expenses for the three and six months ended June 30, 2024, decreased by $13.9 million and $13.2 million respectively, compared to the same periods in 2023. These decreases mainly reflect lower legal expenses in the three months ended June 30, 2024 compared to 2023, and a settlement received in the three months ended June 30, 2024. The Company incurred $7.7 million of legal and advisory expenses in the three months ended June 30, 2023 in connection with the Company's response to litigation and shareholder activism related to the Company's 2023 annual meeting of stockholders. On May 31, 2024, the Company reached a settlement agreement with Lutronic Aesthetics, Inc. regarding all outstanding litigation. Under the terms of the agreement, the Company received $5.8 million and recorded this amount as income within general and administrative expenses.
Gain on early termination of distribution agreement

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gain on early termination of distribution agreement	$—	$—	$—	$(9,708)	$—	$(9,708)
As a percentage of total net revenue	—%	—%	—%	(13.3)%	—%	(13.3)%
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
Interest and Other Expense, Net
Interest and other expense, net, consists of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Amortization of debt issuance costs	$(575)	$(557)	$(18)	$(1,146)	$(1,109)	$(37)
Interest on convertible notes	(2,959)	(2,958)	(1)	(5,898)	(5,897)	(1)
Interest income	1,025	2,179	(1,154)	2,480	4,658	(2,178)
Other expense, net	(387)	(453)	66	(1,703)	(616)	(1,087)
Interest and other expense, net	$(2,896)	$(1,789)	$(1,107)	$(6,267)	$(2,964)	$(3,303)
Interest and other expense, net, increased $1.1 million and $3.3 million for the three and six months ended June 30, 2024, compared to the same periods in 2023. This increase in expense mainly reflects a decrease in interest income due to the decline in the Company’s cash and cash equivalents balance. The increase in the interest and other expense, net, amount in the six-month comparison also reflects a $1.0 million increase in the foreign exchange loss in the three months ended March 31, 2024, compared to the same period in 2023.
Provision for Income Taxes

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Income tax (benefit) expense	$(19)	$326	$(345)	$(44)	$598	$(642)
The Company's income tax benefit was immaterial for the three and six months ended June 30, 2024, compared to a $0.3 million and $0.6 million expense for the same period in 2023.

Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended June 30, 2024, was its cash on hand. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its cash requirements. The majority of the Company’s cash and cash equivalents are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of June 30, 2024 and December 31, 2023, the Company had $150.8 million and $181.4 million of working capital, respectively. Cash, cash equivalents, and restricted cash decreased by $59.3 million to $84.3 million as of June 30, 2024, from $143.6 million as of December 31, 2023, driven by net loss adjusted for non-cash items of $31.2 million, changes in assets and liabilities of $26.7 million, and capital expenditures of $1.2 million.
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $47.5 million for the six months ended June 30, 2024 and $162.8 million for the year ended December 31, 2023.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash and cash equivalents, and restricted cash:

(Dollars in thousands)	June 30, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$84,311	$143,612	$(59,301)
Cash Flows

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
Net cash flow provided by (used in):
Operating activities	$(57,874)	$(66,989)
Investing activities	(1,154)	104,284
Financing activities	(273)	(2,565)
Net increase (decrease) in cash and cash equivalents	$(59,301)	$34,730
Cash Flows from Operating Activities
During the six months ended June 30, 2024, net cash used in operating activities was $57.9 million, which mainly reflected the net loss adjusted for non-cash items of $31.2 million and a payment of $18.7 million in February 2024 associated with the non-renewal of the manufacturing services agreement with Jabil Inc.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.2 million in the six months ended June 30, 2024, which represents the Company's capital expenditures. The net cash provided in the comparable period in 2023 was primarily the net proceeds from the maturities of marketable securities, partially offset by the capital expenditure related to the manufacture of the AviClear device.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.3 million in the six months ended June 30, 2024, which was primarily due to taxes paid related to net share settlement of equity awards and finance lease payments.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash, cash equivalents, and restricted cash of $84.3 million as of June 30, 2024. For the three months ended June 30, 2024, the Company’s principal source of liquidity was cash on hand. The Company has reported operating losses in recent quarters and intends to use its remaining cash resources to develop plans and take proactive steps to grow revenue and enhance its operations as further explained in the preceding Liquidity and Capital Resources section.
These factors raise substantial doubt regarding the Company’s ability to continue as a going concern for a period of one year from the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.
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
The Company has outstanding the 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”), the 2.25% Convertible Senior Notes due 2028, and the 4.00% Convertible Senior Notes due 2029. During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, ending on September 30, 2022, in the case of the 2028 Notes, and ending on March 31, 2023, in the case of the 2029 Notes, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for any of the Company’s Convertible Notes in the three months ended June 30, 2024. Upon any future conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
On April 3, 2024, the Loan and Security Agreement for the Revolving Line of Credit was terminated by the Company. The Company does not have any line of credit facility as of June 30, 2024.
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
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2024, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q, for the three months ended June 30, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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
The Company’s efforts to date include:
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

Changes in Internal Control over Financial Reporting
Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 13 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on May 10, 2024 and Note 12 to the Company's condensed consolidated financial statements entitled "Commitments and Contingencies", in this Quarterly Report on Form 10-Q for the three months ended June 30, 2024.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on May 10, 2024 (the “Annual Report”) other than as set forth below:
The Company's financial situation creates doubt whether it will continue as a going concern. The Company may need additional funds to support its operations, and such funding may not be available to it on acceptable terms, or at all. Raising additional capital may subject the Company to unfavorable terms, cause dilution to existing stockholders, restrict operations, or require the Company to relinquish rights to its planned products and technologies.
The Company reported a net loss of $47.5 million for the six months ended June 30, 2024 and an accumulated deficit of $350.8 million at June 30, 2024. The Company had $84.3 million in cash, cash equivalents and restricted cash at June 30, 2024. The Company expects to continue incurring losses for the foreseeable future. These matters have raised substantial doubt about the Company's ability to continue as a going concern. The perception that the Company may not be able to continue as a going concern may have a material adverse effect on the Company's share price and the Company's ability to raise new capital (whether it is through the issuance of equity or debt securities or otherwise), enter into critical contractual relations with third parties and otherwise execute the Company's business objectives.
The Company may need to raise additional capital, either through debt or equity financings to achieve our business plan and operating objectives. The Company's ability to obtain additional financing will depend on a number of factors, including, among others, the condition of the capital markets and the other risks described in our Annual Report. If any one of these risks are realized, the Company may not be able to obtain additional funding, in which case, the Company's business could be jeopardized and the Company may not be able to continue its operations or pursue its strategic plans. If the Company is forced to scale down, limit or cease operations, its stockholders could lose all of their investment. Even if the Company is successful at raising capital, there is no assurance that any funds raised will be sufficient to enable it to attain profitable operations or continue as a going concern.
To the extent that the Company is unsuccessful raising sufficient capital, it may need to curtail or cease operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds on unfavorable terms, through dilutive financings or entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products that it would not otherwise relinquish. If the Company issues equity or convertible debt securities to raise additional funds, the Company's existing stockholders will experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If the Company incurs debt, its fixed payment obligations, liabilities and leverage relative to its equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities the Company issues or borrowings it incurs, if available, could impose significant restrictions on its operations, such as limitations on its ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect the Company's ability to conduct its business, and any such debt could be secured by any or all of the Company's assets pledged as collateral. Additionally, the Company may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees and other costs.

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

*    Management contract or compensatory plan

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Brisbane, State of California, on August 9, 2024.

CUTERA, INC.

/s/ Stuart Drummond
Stuart Drummond
Interim Chief Financial Officer