Form 10-Q
period 2024-09-30
CUTERA INC
filed 2024-11-12
CIK 1162461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
(Address of principal executive offices)     (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes    ☐    No    ☒
The number of shares of registrant’s common stock issued and outstanding as of November 8, 2024, was 20,185,926.

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

PART I.     FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CUTERA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share, per share data and par value)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$57,614	$143,612
Accounts receivable, net of allowance for credit losses of $19,251 and $9,878, respectively	33,150	43,121
Inventories	56,908	62,600
Other current assets and prepaid expenses	12,842	19,852
Total current assets	160,514	269,185
Long-term inventories	28,664	16,283
Property and equipment, net	23,521	37,275
Deferred tax assets	590	579
Restricted cash	1,363	—
Goodwill	1,339	1,339
Operating lease right-of-use assets, net	10,593	10,055
Other long-term assets	7,834	11,575
Total assets	$234,418	$346,291

Liabilities and stockholders' deficit
Current liabilities:
Accounts payable	$7,949	$19,829
Accrued liabilities	35,972	55,055
Operating lease liabilities	3,386	2,441
Deferred revenue	8,382	10,422
Total current liabilities	55,689	87,747
Deferred revenue, net of current portion	1,689	1,494
Operating lease liabilities, net of current portion	8,397	8,887
Convertible notes, net of unamortized debt issuance costs of $8,703 and $10,430, respectively	420,422	418,695
Other long-term liabilities	1,095	1,298
Total liabilities	487,292	518,121
Commitments and Contingencies (Note 12)
Stockholders’ deficit:
Common stock, $0.001 par value; authorized: 50,000,000 shares; issued and outstanding: 20,177,717 and 19,960,622 shares at September 30, 2024 and December 31, 2023, respectively	20	20
Additional paid-in capital	136,929	131,496
Accumulated deficit	(389,823)	(303,346)
Total stockholders’ deficit	(252,874)	(171,830)
Total liabilities and stockholders’ deficit	$234,418	$346,291

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue:
Products	$27,242	$40,989	$88,714	$146,285
Service	5,258	5,489	16,956	16,544
Total net revenue	32,500	46,478	105,670	162,829
Cost of revenue:
Products	27,991	36,586	75,045	98,696
Service	2,696	3,435	8,749	9,961
Total cost of revenue	30,687	40,021	83,794	108,657
Gross profit	1,813	6,457	21,876	54,172

Operating expenses:
Sales and marketing	18,928	25,808	63,269	88,591
Research and development	4,353	4,592	13,817	16,844
General and administrative	14,749	17,004	31,951	47,448
Gain on early termination of distribution agreement	—	—	(9,708)	—
Total operating expenses	38,030	47,404	99,329	152,883
Loss from operations	(36,217)	(40,947)	(77,453)	(98,711)
Interest and other expense, net:
Amortization of debt issuance costs	(580)	(561)	(1,726)	(1,670)
Interest expense on convertible notes	(3,071)	(2,939)	(8,969)	(8,836)
Interest income	768	2,288	3,248	6,946
Other income (expense), net	575	(1,948)	(1,128)	(2,564)
Total interest and other expense, net	(2,308)	(3,160)	(8,575)	(6,124)
Loss before income taxes	(38,525)	(44,107)	(86,028)	(104,835)
Income tax expense	493	167	449	765
Net loss	$(39,018)	$(44,274)	$(86,477)	$(105,600)

Net loss per share:
Basic	$(1.94)	$(2.22)	$(4.31)	$(5.32)
Diluted	$(1.94)	$(2.22)	$(4.31)	$(5.32)
Weighted-average number of shares used in per share calculation:
Basic	20,154	19,932	20,079	19,858
Diluted	20,154	19,932	20,079	19,858
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(39,018)	$(44,274)	$(86,477)	$(105,600)
Other comprehensive income (loss):
Net change in unrealized gain on available-for-sale investments, net of tax	—	(4)	—	94
Other comprehensive income, net of tax	—	(4)	—	94
Comprehensive loss	$(39,018)	$(44,278)	$(86,477)	$(105,506)
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

Three and Nine Months Ended September 30, 2024

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2024	20,108,406	$20	$135,114	$(350,805)	$—	$(215,671)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	69,311	—	(26)	—	—	(26)
Stock-based compensation expense	—	—	1,841	—	—	1,841
Net loss	—	—	—	(39,018)	—	(39,018)
Balance at September 30, 2024	20,177,717	$20	$136,929	$(389,823)	$—	$(252,874)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2023	19,960,622	$20	$131,496	$(303,346)	$—	$(171,830)
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	217,095	—	(110)	—	—	(110)
Stock-based compensation expense	—	—	5,543	—	—	5,543
Net loss	—	—	—	(86,477)	—	(86,477)
Balance at September 30, 2024	20,177,717	$20	$136,929	$(389,823)	$—	$(252,874)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)
(Unaudited)

Three and Nine Months Ended September 30, 2023

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at June 30, 2023	19,901,600	$20	$128,014	$(201,839)	$4	$(73,801)
Issuance of common stock for employee purchase plan	—	—	—	—	—	—
Exercise of stock options	33,000	—	465	—	—	465
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	14,203	—	(87)	—	—	(87)
Stock-based compensation expense	—	—	1,616	—	—	1,616
Net change in unrealized gain on available-for-sale investments	—	—	—	—	(4)	(4)
Net loss	—	—	—	(44,274)	—	(44,274)
Balance at September 30, 2023	19,948,803	$20	$130,008	$(246,113)	$—	$(116,085)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2022	19,668,603	$20	$125,406	$(140,513)	$(94)	$(15,181)
Issuance of common stock for employee purchase plan	51,786	—	711	—	—	711
Exercise of stock options	42,234	—	612	—	—	612
Issuance of common stock in settlement of restricted and performance stock units, net of shares withheld for employee taxes	186,180	—	(3,273)	—	—	(3,273)
Stock-based compensation expense	—	—	6,552	—	—	6,552
Net change in unrealized gain on available-for-sale investments	—	—	—	—	94	94
Net loss	—	—	—	(105,600)	—	(105,600)
Balance at September 30, 2023	19,948,803	$20	$130,008	$(246,113)	$—	$(116,085)

See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(86,477)	$(105,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	5,543	6,552
Depreciation and amortization	5,464	5,225
Amortization of contract acquisition costs	3,882	7,085
Amortization of discount on convertible notes and debt issuance costs	1,726	1,670
Accretion of discount on investment securities and investment income, net	—	1,048
Deferred tax assets	(11)	62
Provision for credit losses	9,740	5,488
Changes in assets and liabilities:
Accounts receivable	232	(9,755)
Inventories	3,259	1,781
Other current assets and prepaid expenses	7,010	4,352
Other long-term assets	(472)	(5,642)
Accounts payable	(11,880)	(4,735)
Accrued liabilities	(18,704)	(10,963)
Operating leases, net	(83)	(44)
Deferred revenue	(1,845)	(390)
Net cash used in operating activities	(82,616)	(103,866)
Cash flows from investing activities
Acquisition of property and equipment	(1,390)	(30,642)
Proceeds from disposal of property and equipment	63	—
Proceeds from maturities of marketable investments	—	193,903
Purchase of marketable investments	—	(23,467)
Net cash provided by (used in) investing activities	(1,327)	139,794
Cash flows from financing activities
Proceeds from exercise of stock options and employee stock purchase plan	—	1,323
Taxes paid related to settlement of equity awards	(110)	(3,273)
Payments on finance lease obligations	(582)	(386)
Net cash used in financing activities	(692)	(2,336)
Net increase (decrease) in cash, cash equivalents and restricted cash	(84,635)	33,592
Cash, cash equivalents, and restricted cash at beginning of period	143,612	146,624
Cash, cash equivalents, and restricted cash at end of period	$58,977	$180,216
Supplemental non-cash operating, investing, and financing activities:
Assets acquired under finance lease	$—	$1,428
Assets acquired under operating lease	$2,749	$57
Acquisition of property and equipment	$—	$6,503
Transfer of property and equipment to inventory	$10,925	$928
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,764	$6,509
Cash paid for income taxes	$1,601	$1,160
See Accompanying Notes to Condensed Consolidated Financial Statements.

CUTERA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1.         Summary of Significant Accounting Policies
Description of Operations and Principles of Consolidation
Cutera, Inc. (“Cutera” or the “Company”) develops, manufactures, distributes, and markets energy-based product platforms for medical practitioners, enabling them to offer treatments to their customers. In addition, the Company distributes Secret PRO and Secret RF systems and consumables. The Company currently markets the following system platforms: AviClear, enlighten, excel HR, excel V/V+, truSculpt, Secret PRO, Secret DUO, Secret RF, xeo, and xeo+ — each of which enables medical practitioners to perform procedures including treatment for acne, body contouring, skin resurfacing and revitalization, hair and tattoo removal, removal of benign pigmented lesions, and vascular conditions. Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems.
The sale of systems, hand pieces, upgrade of systems, and leasing and direct sales of AviClear devices (collectively “Systems” revenue); replacement hand pieces, truSculpt cycle refills, truFlex cycle refills, AviClear treatment fees, and single use disposable tips applicable to Secret systems (collectively “Consumables” revenue) are collectively classified as “Products” revenue. In addition to Products revenue, the Company generates revenue from the sale of post-warranty service contracts and service parts and labor for the repair and maintenance of products that are out of warranty, all of which are collectively classified as “Service” revenue. The Company generated revenue from the distribution of skincare products, which were manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. On February 28, 2024, the Company terminated this distribution agreement.
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in select locations across the United States. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, Switzerland, the United Kingdom and the Republic of Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 32 countries. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of intercompany transactions and balances.
Liquidity and Management’s Plans
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for at least the next twelve months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $86.5 million for the nine months ended September 30, 2024, and $162.8 million for the year ended December 31, 2023.
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
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear, which entails transitioning from a lease model to a direct sales model, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023 and second quarter of 2024, and implementing further cost savings initiatives, restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives.

There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.
Basis of Presentation
In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements included in this report reflect all adjustments necessary for a fair statement of its condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, and its condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, condensed consolidated statements of changes in stockholders' deficit, and condensed consolidated statements of cash flows, for the three and nine months ended September 30, 2024, and 2023, respectively. The December 31, 2023 condensed consolidated balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). The results for interim periods are not necessarily indicative of results for the entire year or any other interim period. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s previously filed audited financial statements and the related notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2024.
Reclassification
The Company reclassified the AviClear revenue category disclosed in the Note 14 Segment Reporting previously recorded as a separate revenue stream between systems and consumables revenue. Corresponding reclassifications of prior period amounts have been made in the Company's Note 14 Segment Reporting to conform to the current period presentation. These reclassifications had no effect on the reported net loss.
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

In November 2023, the FASB issued ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which will require the Company to disclose segment expenses that are significant and regularly provided to the Company’s chief operating decision maker (“CODM”). In addition, ASU 2023-07 will require the Company to disclose the title and position of its CODM and how the CODM uses segment profit or loss information in assessing segment performance and deciding how to allocate resources. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on the Company's financial statement disclosures.
In March 2024, the U.S. Securities and Exchange Commission ("SEC") adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule will require registrants to disclose certain climate-related information in registration statements and annual reports. The disclosure requirements will not apply before the Company's fiscal year beginning January 1, 2025. However on April 4, 2024, the SEC issued an order staying the rule pending the completion of an ongoing judicial review. The Company is monitoring SEC developments and evaluating the final rule to determine its impact on the Company's disclosures.
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
The Company determined to cease new leases of the AviClear device in 2023 and, therefore the Company no longer incurs and capitalizes additional mobilization costs and commission costs related to placements of the AviClear device, which were recorded in other long-term assets on the Company's condensed consolidated balance sheets and were amortized over the expected lease term. The amortization of the remaining mobilization costs and amortization of deferred commission costs are recorded in cost of revenue and sales and marketing, respectively, in the Company's condensed consolidated statement of operations. Total capitalized mobilization costs were $0.7 million and $2.1 million as of September 30, 2024 and December 31, 2023, respectively. Total capitalized commissions as of September 30, 2024, and December 31, 2023, were $1.6 million and $2.7 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.
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
On an ongoing basis, management evaluates its estimates, including those related to warranty obligations, sales commissions, allowance for credit losses, sales allowances, valuation of inventories, fair value of goodwill, impairment testing for long-lived assets, implicit and incremental borrowing rates related to the Company’s leases, variables used in calculating the fair value of the Company's equity awards, expected achievement of performance-based vesting criteria and management performance bonuses, the standalone selling price of the Company's products and services, the period of benefit used to capitalize and amortize contract acquisition costs, variable considerations, recoverability of deferred tax assets, and effective income tax rates. Management bases estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Distribution of Third-Party Products
The Company generated revenue from the distribution of skincare products, which were manufactured by ZO Skin Health, Inc. (“ZO”), and sold in the Japanese market. In the three and nine months ended September 30, 2024, revenue from the distribution of skincare products was nil and $4.2 million, respectively. In the nine months ended September 30, 2023, revenue from the distribution of skincare products was $24.7 million, representing 15% of the Company’s consolidated revenue.
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
On July 31, 2024, the Company announced a strategic partnership with L’Oréal Japan Co. to exclusively promote, market, sell and distribute select SkinCeuticals products to medical and physician-led clinics in Japan. Under the terms of the agreement, the partnership will initially span three years, with options for renewal. Cutera plans to introduce the SkinCeuticals product line to customers in Japan during the fourth quarter of 2024 and expects the financial impact of the distribution agreement to be immaterial in 2024.
The Company generates revenue from the distribution of the Secret systems, which are manufactured by ilooda Co. Ltd. (“ilooda”). The Company is the exclusive distributor for all systems sold in the United States, Canada, the United Kingdom; the exclusive distributor for certain systems in France, and Spain; and the non-exclusive distributor for systems sold in Austria and Germany. In the nine months ended September 30, 2024, and September 30, 2023, revenue from the distribution of Secret products represented 7% and 13%, respectively, of the Company’s consolidated revenue. The Company‘s ilooda distribution agreement expires in June 30, 2026.
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
The Company recorded the net balance of the $19.5 million payment owed to Jabil and the $15.1 million aggregate of inventories, equipment, and other amounts owed to Cutera, in accrued liabilities on the consolidated balance sheet at December 31, 2023. The $5.7 million for expenses incurred by Jabil was recorded in cost of revenue on the consolidated statements of operations in the twelve months ended December 31, 2023. As of September 30, 2024, all amounts owed to Jabil have been paid and inventories have been received.
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

The Company's cash, cash equivalents, and restricted cash were $59.0 million and $143.6 million as of September 30, 2024 and December 31, 2023, respectively. There were no marketable investments as of those dates. There was $1.4 million of restricted cash as of September 30, 2024.
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
As of September 30, 2024, financial assets measured and recognized at fair value on a recurring basis and classified under the appropriate level of the fair value hierarchy as described above were as follows (in thousands):

September 30, 2024	Level 1
Cash equivalents:
Money market funds	$51,248
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

Note 4.         Balance Sheet Details
Inventories
Inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$40,804	$36,970
Work in process	4,816	889
Finished goods	11,288	24,741
Total	$56,908	$62,600
The Company regularly reviews its inventories to identify items that may no longer be sellable due to age, damage, or shifts in customer demand. Inventory excess and obsolescence expense and inventory write off expense are included in cost of goods in the Company's condensed consolidated statements of operations. The Company will continue to evaluate its inventories and make adjustments as necessary to reflect market conditions.
Valuation adjustments for excess and obsolete short-term inventory, reflected as a reduction of inventories at September 30, 2024 and December 31, 2023, were $0.9 million and $13.0 million, respectively.
Other current assets and prepaid expenses
Other current assets and a prepaid expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Deposits with vendors	$4,778	$9,501
Prepayments	4,894	3,819
Sale tax and VAT receivable	2,870	6,307
Other	300	225
Total	$12,842	$19,852
Long-term inventories
The Company’s long-term inventories relate parts for device manufacturing, not expected to be sold in the twelve months ended September 30, 2025. Long-term inventories consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Raw materials	$16,610	$8,672
Work in process	271	2,049
Finished goods	11,783	5,562
Total	$28,664	$16,283
Valuation adjustments for excess and obsolete long-term inventory, reflected as a reduction of long-term inventories at September 30, 2024 and December 31, 2023, were $40.3 million and $12.8 million, respectively.

Property and Equipment, net
Property and equipment, net consists of the following (in thousands):

	September 30, 2024	December 31, 2023
AviClear devices	$25,999	$38,490
Machinery and equipment	5,546	4,944
Office equipment and furniture	1,815	1,884
Leasehold improvements	1,438	1,010
Assets under construction	653	1,274
	35,451	47,602
Less: Accumulated depreciation	(11,930)	(10,327)
Property and equipment, net	$23,521	$37,275
In November 2023, the Company introduced a new business model for AviClear, providing for the purchase of the device upfront. From the FDA approval in April 2022 through October 2023, AviClear devices were leased to customers, and parts and devices not yet placed in service were recorded as property and equipment on the consolidated balance sheet, and further categorized as assets under construction. As a result of the new business model, the Company has determined to classify AviClear parts and devices not currently leased as inventories. AviClear devices currently leased continue to be classified as property and equipment on the consolidated balance sheet.
The Company identified indicators of impairment during the nine months ended September 30, 2024, including a decline in financial results and market capitalization. The Company evaluated its long-lived assets, including property and equipment, for potential impairment and concluded that an impairment was not required. An impairment may potentially result in partial or full write-down of these balances. The Company will continue to monitor financial results and market capitalization. Should the financial results continue to deteriorate, an impairment of long-lived assets, including property and equipment, may become reasonably possible.
Accrued Liabilities
Accrued liabilities consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Bonus and payroll-related accruals	$12,598	$13,949
Accrued interest	3,736	1,304
Product warranty	3,549	2,593
Sales and marketing accruals	3,291	4,929
Accrued sales tax	2,810	6,325
Liability for inventory in transit	1,456	5,461
Jabil settlement obligation, net	—	8,908
Other accrued liabilities	8,532	11,586
Total	$35,972	$55,055

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
The following table provides the changes in the product warranty accrual for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning Balance	$3,010	$3,104	$2,593	$3,254
Add: Accruals for warranties issued during the period	1,596	1,076	4,215	3,626
Less: Settlements made during the period	(1,057)	(1,388)	(3,259)	(4,088)
Ending Balance	$3,549	$2,792	$3,549	$2,792

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
The following table provides changes in the deferred revenue balance for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Beginning balance	$10,305	$14,007	$11,916	$13,498
Add: Payments received from current period sales	4,037	5,005	14,317	15,140
Less: Revenue recognized from current period sales	(1,166)	(405)	(4,317)	(4,902)
Less: Revenue recognized from beginning balance	(2,368)	(5,499)	(9,394)	(10,628)
Pending lease cancellations	(737)	—	(2,451)	—
Ending balance	$10,071	$13,108	$10,071	$13,108
Approximately 83% of the Company’s deferred revenue balance of $10.1 million as of September 30, 2024 will be recognized over the next 12 months.
The fixed annual license fees received related to the AviClear contracts are deferred and recognized over the annual lease periods. The AviClear deferred license fee balance included in the total deferred revenue balance at September 30, 2024, and December 31, 2023 was $0.5 million and $2.1 million, respectively.
Costs for extended service contracts were $1.6 million and $4.8 million for the three and nine months ended September 30, 2024, respectively, and were $2.1 million and $5.8 million for the three and nine months ended September 30, 2023, respectively, and were recorded in cost of revenue on the condensed consolidated statements of operations.

Note 7.         Revenue
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 11% and 13%, respectively, of the Company's total revenue for the three and nine months ended September 30, 2024, and 13% and 10% for the three and nine months ended September 30, 2023.
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
On February 28, 2024, the Company entered into a termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s products in Japan, as disclosed in Note 1. During the three months ended September 30, 2024, revenue from the distribution of skincare products was nil due to the termination of all agreements.
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
Significant Judgments
The Company determines standalone selling price (“SSP”) for each performance obligation as follows:
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
Total capitalized commissions as of September 30, 2024 and December 31, 2023 were $1.8 million and $2.4 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet. Amortization expense for these assets was $0.4 million and $1.4 million during the three and nine months ended September 30, 2024, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2023, respectively. The amortization related to these capitalized costs is included in sales and marketing expense on the Company’s condensed consolidated statement of operations.

Note 8.         Stockholders’ Equity and Stock-based Compensation Expense
The Company’s equity incentive plans are broad-based, long-term programs intended to attract and retain talented employees and align stockholder and employee interests. The 2019 Equity Incentive Plan (the “2019 Plan”) and the 2023 Inducement Equity Plan (the “2023 Plan”) provides for the grant of incentive stock options, non-statutory stock options, restricted stock units (“RSUs”), performance stock units (“PSUs”), and other stock or cash awards.
Activity under the Company's equity incentive plans is summarized as follows:

Shares Available for Grant
Balance, December 31, 2023	3,554,537
Change in shares available to be granted	149,374
Options and stock awards granted	(3,551,991)
Stock awards canceled / forfeited / expired	186,125
Options canceled / forfeited / expired	2,475,368
Elimination of fungible share ratio	196,320
Balance, September 30, 2024	3,009,733
The equity plans deduct the shares available for issuance by the gross number of shares for which an award is exercised or vests, not the net number of shares actually issued upon exercise, in the event the exercise price is paid in shares of the Company's common stock or shares are withheld to satisfy tax withholding obligations. Any RSU or PSU shares granted on or after July 13, 2023, and before July 15, 2024, were counted against the shares available for grant at a ratio of 1.65 shares for every one share granted. At the Company’s Annual Stockholder Meeting on July 15, 2024, the Company’s stockholders voted to eliminate this fungible share ratio.
At the Company’s Annual Stockholder Meeting on July 15, 2024, the Company’s stockholders voted to increase the total number of shares of common stock available for issuance under the 2019 Plan by 2,395,273 shares. The 2023 Plan was terminated effective July 15, 2024, and had 2,245,901 shares available for issuance at that date.
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
On July 15, 2024, the Company’s stockholders approved a repricing of all outstanding stock option grants. A total of 2,159,425 stock options consisting of 265 grants attributable to 114 different employees and directors were repriced to an exercise price of $1.54, the closing price of the Company’s common stock on July 15, 2024. The weighted average exercise price of these stock option grants prior to repricing was $9.25. The stock options repriced are included in the total options granted and total options cancelled within the option roll-forward as of September 30, 2024. The incremental stock compensation expense related to this modification was $0.7 million, comprising $0.1 million related to vested shares, which was immediately expensed, and $0.6 million related to unvested shares, which will be recognized as expense over the remaining vesting period of the original grants,

	Options Outstanding
	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Term (in Years)
Balance, December 31, 2023	1,282,240	$17.97	8.21
Options granted	3,424,252	$1.73
Options exercised	—	$—
Options canceled / forfeited / expired	(2,475,368)	$9.52
Balance, September 30, 2024	2,231,124	$2.42	7.18

	Stock Awards Outstanding
	Number of Awards Outstanding	Weighted Average Grant Date Fair Value per Share
Balance, December 31, 2023	909,862	$20.46
Stock awards granted	127,739	$2.13
Awards vested	(280,414)	$22.41
Stock awards canceled / forfeited / expired	(186,125)	$25.41
Balance, September 30, 2024	571,062	$13.91
Stock-based Compensation Expense
Stock-based compensation expense by financial statement line item recognized during the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cost of revenue	$102	$(19)	$394	$706
Sales and marketing	1,089	593	1,335	3,024
Research and development	285	(178)	854	930
General and administrative	365	1,220	2,960	1,892
Total stock-based compensation expense	$1,841	$1,616	$5,543	$6,552

Note 9.     Net Loss Per Share

As of September 30, 2024, the Company’s Convertible Notes were potentially convertible into 8,696,792 shares of common stock.

The denominator for diluted net loss per share does not include any effect from the capped call transactions the Company entered into concurrently with the issuances of convertible notes, as this effect would be anti-dilutive. In the event of conversion of a convertible note, shares delivered to the Company under the capped call will offset the dilutive effect of the shares that the Company would issue under the convertible notes. In the nine months ended September 30, 2024 and September 30, 2023, the if-converted method was not applied as the effect would have been anti-dilutive.

For the nine months ended September 30, 2024 and September 30, 2023, a basic loss per common share and diluted loss per common share are the same in each period as the inclusion of any potentially issuable shares would be anti-dilutive.
The following table sets forth the computation of basic and diluted net loss and the weighted average number of shares used in computing basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss used in calculating net loss per share, basic	$(39,018)	$(44,274)	$(86,477)	$(105,600)
Denominator:
Weighted average shares of common stock outstanding used in computing net loss per share, basic	20,154	19,932	20,079	19,858
Dilutive effect of incremental shares and share equivalents:
Convertible notes	—	—	—	—
Options	—	—	—	—
RSUs	—	—	—	—
PSUs	—	—	—	—
ESPP	—	—	—	—
Weighted average shares of common stock outstanding used in computing net loss per share, diluted	20,154	19,932	20,079	19,858
Net loss per share:
Net loss per share, basic	$(1.94)	$(2.22)	$(4.31)	$(5.32)
Net loss per share, diluted	$(1.94)	$(2.22)	$(4.31)	$(5.32)
The following numbers of shares outstanding, prior to the application of the treasury stock method and the if-converted method, were excluded from the computation of diluted net loss per common share for the periods presented because including them would have had an anti-dilutive effect (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Capped call	10,780	10,780	10,780	10,780
Convertible notes	8,697	8,697	8,697	8,697
Options	2,206	1,381	2,206	1,381
RSUs	407	756	407	756
PSUs	164	240	164	240
ESPP	—	72	—	72
Total	22,254	21,926	22,254	21,926

Note 10.     Income Taxes
For the three and nine months ended September 30, 2024, the Company's income tax expense was $0.5 million and $0.4 million respectively, compared to income tax expense of $0.2 million and $0.8 million respectively, for the three and nine months ended September 30, 2023.
The Company's income tax expense for the nine months ended September 30, 2024 and 2023 is due to income taxes in foreign jurisdictions. The Company continues to maintain a full valuation allowance on its U.S. deferred tax assets.

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
Supplemental balance sheet information related to leases was as follows (in thousands):

Leases	Classification	September 30, 2024	December 31, 2023
Assets
Right-of-use assets	Operating lease right-of-use assets	$10,593	$10,055
Finance lease	Property and equipment, net	1,094	2,516
Total leased assets		$11,687	$12,571

Liabilities	Classification	September 30, 2024	December 31, 2023
Operating lease liabilities
Operating lease liabilities, current	Operating lease liabilities	$3,386	$2,441
Operating lease liabilities, non-current	Operating lease liabilities, net of current portion	8,397	8,887
Total Operating lease liabilities		$11,783	$11,328

Finance lease liabilities
Finance lease liabilities, current	Accrued liabilities	$672	$825
Finance lease liabilities, non-current	Other long-term liabilities	569	1,064
Total Finance lease liabilities		$1,241	$1,889

Lease costs during the three and nine months ended September 30, 2024 and 2023 (in thousands) was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Lease costs	Classification	2024	2023	2024	2023
Finance lease cost	Amortization expense	$246	$209	$770	$507
Finance lease cost	Interest for finance lease	$33	$23	$112	$61
Operating lease cost	Operating lease expense	$1,083	$921	$3,145	$2,701

Cash paid for amounts included in the measurement of lease liabilities during the nine months ended September 30, 2024 and 2023 was as follows (in thousands):

		Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities	Classification	2024	2023
Operating cash flow	Finance lease	$108	$62
Financing cash flow	Finance lease	$582	$386
Operating cash flow	Operating lease	$995	$2,449
Operating leases
Maturities of operating facility leases were as follows as of September 30, 2024 (in thousands):

As of September 30, 2024	Amount
Remainder of 2024	$1,998
2025	4,117
2026	4,076
2027	3,304
2028	325
2029 and thereafter	148
Total lease payments	13,968
Less: imputed interest	2,185
Present value of lease liabilities	$11,783
Finance Leases
As of September 30, 2024, the Company was committed to minimum lease payments for vehicles leased under long-term non-cancelable finance leases as follows (in thousands):

As of September 30, 2024	Amount
Remainder of 2024	$239
2025	697
2026	424
2027	16
Total lease payments	1,376
Less: imputed interest	135
Present value of lease liabilities	$1,241

Weighted-average remaining lease term and discount rate, as of September 30, 2024, were as follows:

Lease Term and Discount Rate	September 30, 2024
Weighted-average remaining lease term (years)
Operating leases	3.2
Finance leases	1.8
Weighted-average discount rate
Operating leases	5.6%
Finance leases	9.5%
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
The following table summarizes the amount of operating lease income included in product revenue in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
AviClear operating lease license fee revenue	$476	$1,324	$2,069	$3,916
AviClear operating lease revenue	517	2,565	2,418	8,504
Total AviClear revenue	$993	$3,889	$4,487	$12,420
The AviClear device being leased has an estimated useful life of seven years.
The following is the minimum future lease payments as of September 30, 2024, under non-cancelable operating leases, assuming the minimum contractual lease term (in thousands):

As of September 30, 2024	Amount
Remainder of 2024	$3,267
2025	2,265
Total	$5,532
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
Capitalized sales commissions
Sales commissions related to obtaining AviClear lease agreements are accounted for as initial direct costs and are capitalized and amortized on a straight-line basis over the lease term. Amortization expenses for these assets were $0.3 million and $1.2 million for the three and nine-month periods ended September 30, 2024, and $1.2 million and $3.5 million for the comparative periods ended September 30, 2023, and were included in sales and marketing expense on the Company’s condensed consolidated statement of operations. Total capitalized commissions as of September 30, 2024, and December 31, 2023, were $1.6 million and $2.7 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.
Lease installment costs
The Company capitalizes fulfillment costs incurred before AviClear lease commencement and these costs include freight, installation, and training costs. Amortization expenses for these assets were $0.4 million and $1.3 million for the three and nine-month periods ended September 30, 2024 and $0.7 million and $1.7 million  for the comparative periods ended September 30, 2023, and were included in cost of revenue on the Company’s condensed consolidated statement of operations. Total lease installment costs as of September 30, 2024, and December 31, 2023, were $0.7 million and $2.1 million, respectively, and are included in other long-term assets on the Company’s condensed consolidated balance sheet.

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
On January 31, 2020, the Company filed a lawsuit against Lutronic Aesthetics (“Lutronic”) in the United States District Court for the Eastern District of California. Lutronic employs numerous former Cutera employees. The complaint against Lutronic generally alleges claims for (1) misappropriation of trade secrets in violation of state and federal law; (2) violation of the Racketeer Influenced and Corrupt Organizations Act ("RICO"); (3) interference with contractual relations; (4) interference with prospective economic advantage; (5) unfair competition; and (6) aiding and abetting. On March 13, 2020, the court entered a temporary restraining order ("TRO") against Lutronic generally prohibiting it from using or disseminating the Company's confidential, proprietary, or trade secret information. The order also prohibited Lutronic, for two years, from using such information for the purpose of soliciting, or conducting business with, certain specified customers. On April 9, 2020, the parties stipulated to the entry of a preliminary injunction providing for the same relief afforded by the TRO. On August 4, 2022, Cutera filed a second amended complaint. In addition to the above referenced claims, Cutera alleged claims for violation of the Lanham Act, unlawful business practices, false advertising and trademark infringement. On April 27, 2023, Lutronic filed a complaint for trade libel, intentional interference with prospective economic advantage, misappropriation of trade secrets and unfair business practices against Cutera in California State Court. On May 31, 2024 (the “Settlement Date”), Cutera reached a settlement agreement with Lutronic, regarding all outstanding litigation and arbitration matters involving the parties, Larry Laber and James Bartholomeusz. Under the terms of the settlement agreement, Lutronic agreed to pay Cutera $5.75 million within thirty days of the Settlement Date and was recorded as a credit in General and Administrative expenses. Both parties agreed to the dismissal with prejudice of all pending actions and a mutual release, but denied all allegations of wrongful acts or omissions alleged in the pending actions against each party and agreed that the settlement was not an acknowledgement of any liability, fault, part or present wrongdoing, or violation of any law, rule, regulation or policy by either party or their respective affiliates, representatives or agents. As of July 3, 2024, all cases were officially dismissed.
As of September 30, 2024, and December 31, 2023, the Company had accrued $2.6 million and $3.3 million, respectively, related to various pending commercial and product liability lawsuits. The Company does not believe that a material loss in excess of accrued amounts is reasonably likely.
As of September 30, 2024, the Company had $1.2 million of non-cancelable inventory purchase obligations associated with two vendors and due in 2024.

Note 13.     Debt
Convertible notes, net of unamortized debt issuance costs
The following table presents the outstanding principal amount and carrying value of the Company’s Convertible Notes (in thousands):

	September 30, 2024	December 31, 2023
Notes due in 2026
Outstanding principal amount	$69,125	$69,125
Unamortized debt issuance costs	(724)	(1,084)
Carrying Value	$68,401	$68,041

Notes due in 2028
Outstanding principal amount	$240,000	$240,000
Unamortized debt issuance costs	(4,796)	(5,714)
Carrying Value	$235,204	$234,286

Notes due in 2029
Outstanding principal amount	$120,000	$120,000
Unamortized debt issuance costs	(3,183)	(3,632)
Carrying Value	$116,817	$116,368

Convertible notes, net	$420,422	$418,695

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
The circumstances described in the bullets of the paragraph above were not met during the third quarter of 2024. As of September 30, 2024, the 2026 Notes are not convertible. The 2026 Notes may become convertible in future periods. Upon any conversion requests of the 2026 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2025, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2024, the 2026 Notes have been included as Long-term debt on the condensed consolidated balance sheet.
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
The estimated fair value of the 2026 Notes was approximately $21.7 million as of September 30, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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
The circumstances described in the bullets in the paragraph above were not met during the third quarter of 2024. As of September 30, 2024, the 2028 Notes are not convertible. The 2028 Notes may become convertible in future periods. Upon any conversion requests of the 2028 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2025, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2024, the 2028 Notes have been included as long-term debt on the condensed consolidated balance sheet.

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
The estimated fair value of the 2028 Notes was approximately $39.0 million as of September 30, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.
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
The circumstances described in the bullets of the paragraph above were not met during the third quarter of 2024. As of September 30, 2024, the 2029 Notes are not convertible. The 2029 Notes may become convertible in future periods. Upon any conversion requests of the 2029 Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests. To the extent there are any conversion requests during the twelve months ending September 30, 2025, the Company intends to settle such conversion requests in shares of common stock. Therefore, as of September 30, 2024, the 2029 Notes have been included as Long-term debt on the consolidated balance sheet.
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
The estimated fair value of the 2029 Notes was approximately $21.5 million as of September 30, 2024, which the Company determined through consideration of market prices. The fair value measurement is classified as Level 2, as defined in Note 3.

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
Debt Issuance Cost
The issuance costs related to the Convertible Notes are presented in the condensed consolidated balance sheet as a direct deduction from the carrying amount of the Convertible Notes. The issuance costs are amortized using an effective interest method basis over the term of the Convertible Notes. The effective interest rates on the 2026 Notes, 2028 Notes, and 2029 Notes are 2.98%, 2.82%, and 4.63%, respectively. Interest expense for the three month periods ended September 30, 2024 and 2023, including the amortization of debt issuance cost, totaled approximately $3.7 million and 3.5 million respectively.
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
In the three months ended December 31, 2023, the Company concluded a realignment of its operating segments to further drive its long-term strategic objectives. At the direction of the CEO, management reorganized its management reporting structure and began to manage its operations under one segment structure. The CEO, in making operating decisions, reviews consolidated financial information, accompanied by disaggregated information about revenues by geography and product. All of the Company’s principal operations and decision-making functions are located in the United States. Substantially all of the Company's long-lived assets are located in the United States.
The Company reassessed its reportable segments in the fourth quarter of fiscal year 2023 and determined it had one consolidated reportable segment beginning in the three months ended December 31, 2023.
The following table presents a summary of revenue by geography and product category for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue mix by geography:
United States	$12,043	$21,526	$38,870	$69,630
Japan	3,420	11,529	14,847	37,247
Asia, excluding Japan	5,911	3,440	16,104	14,494
Europe	4,317	3,864	13,913	14,477
Rest of the World	6,809	6,119	21,936	26,981
Total consolidated revenue	$32,500	$46,478	$105,670	$162,829
Revenue mix by product category:
Systems	$23,024	$27,600	$71,184	$101,404
Consumables	4,218	6,248	13,330	20,186
Skincare	—	7,141	4,200	24,695
Total product revenue	27,242	40,989	88,714	146,285
Service	5,258	5,489	16,956	16,544
Total consolidated revenue	$32,500	$46,478	$105,670	$162,829

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management’s Discussion and Analysis of the Company’s financial condition and results of operations should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q and the Company’s audited financial statements and notes thereto for the year ended December 31, 2023, included in the Form 10-K. Some of the information contained in this discussion, including information with respect to the Company’s plans and strategy for its business, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements”.
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
The Company’s corporate headquarters and U.S. operations are located in Brisbane, California, where the Company conducts manufacturing, warehousing, research and development, regulatory, sales and marketing, service, and administrative activities. The Company also maintains regional distribution centers (“RDCs”) in selection locations across the U.S. These RDCs serve as forward warehousing for systems and service parts in various geographies. The Company markets, sells, and services the Company’s products through direct sales and service employees in North America (including Canada), Australia, New Zealand, Austria, France, Germany, Hong Kong, Japan, and the United Kingdom and the Republic of Ireland. Sales and services outside of these direct markets are made through a worldwide distributor network in over 32 countries.
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
Several of the Company’s systems offer multiple hand pieces and applications, providing customers the flexibility to upgrade their systems whenever they choose and providing the Company with a source of additional Systems revenue.
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
•marketing to physicians in the core dermatology and plastic surgery specialties, as well as outside those specialties; and
•generating recurring revenue from the Company’s growing installed base of customers through the sale of system upgrades, services, hand piece refills, truSculpt cycles, skincare products and replacement tips for Secret RF products.
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
The accounting policies and estimates that the Company considers to be critical, subjective, and requiring judgment in their application are summarized in “Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Form 10-K. There have been no new or material changes to the significant accounting policies discussed in the Form 10-K that are of significance, or potential significance, to the Company.

Results of Operations
The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total net revenue. Percentages in this table and throughout its discussion and analysis of financial condition and results of operations may reflect rounding adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenue	100%	100%	100%	100%
Cost of revenue	94%	86%	79%	67%
Gross margin	6%	14%	21%	33%

Operating expenses:
Sales and marketing	58%	56%	60%	54%
Research and development	13%	10%	13%	10%
General and administrative	45%	37%	30%	29%
Gain on early termination of distribution agreement	—%	—%	(9)%	—%
Total operating expenses	117%	102%	94%	94%

Loss from operations	(111)%	(88)%	(73)%	(61)%
Amortization of debt issuance costs	(2)%	(1)%	(2)%	(1)%
Interest on convertible notes	(9)%	(6)%	(9)%	(5)%
Interest income	2%	5%	3%	4%
Other expense, net	2%	(4)%	(1)%	(2)%
Loss before income taxes	(118)%	(95)%	(81)%	(64)%
Income tax benefit (expense)	2%	—%	—%	1%
Net loss	(120)%	(95)%	(82)%	(65)%
Revenue
The timing of the Company’s revenue is significantly affected by the mix of system products, training, consumables and extended service contracts. The revenue generated in any given period is also impacted by whether the revenue is recognized over time or at a point in time. For an additional description on revenue, see Note 1 in the notes to consolidated financial statements in the Form 10-K and Note 7 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q.
Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for promised goods or services. The Company’s performance obligations are satisfied either over time or at a point in time. Revenue from performance obligations that are transferred to customers over time accounted for approximately 13% and 10% of the Company’s total revenue for the nine months ended September 30, 2024 and 2023, respectively. Revenue recognized over time relates to revenue from the Company’s extended service contracts and marketing services. Revenue recognized upon delivery is primarily generated by the sales of systems, consumables and skincare.

Total Net Revenue

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	% Change	2023	2024	% Change	2023
Revenue mix by geography:
North America	$14,651	(41)%	$24,855	$49,150	(42)%	$84,494
Japan	3,420	(70)%	11,529	14,847	(60)%	37,247
Rest of World	14,429	43%	10,094	41,673	1%	41,088
Consolidated total revenue	$32,500	(30)%	$46,478	$105,670	(35)%	$162,829

North America as a percentage of total revenue	46%		53%	47%		52%
Japan as a percentage of total revenue	11%		25%	14%		23%
Rest of World as a percentage of total revenue	44%		22%	39%		25%

Revenue mix by product category:
Systems - North America	$9,253	(46)%	$16,982	$30,926	(48)%	$59,750
Systems - Rest of World (including Japan)	13,771	30%	10,618	40,258	(3)%	41,654
Total Systems	23,024	(17)%	27,600	71,184	(30)%	101,404
Consumables	4,218	(32)%	6,248	13,330	(34)%	20,186
Skincare	—	(100)%	7,141	4,200	(83)%	24,695
Total Products	27,242	(34)%	40,989	88,714	(39)%	146,285
Service	5,258	(4)%	5,489	16,956	2%	16,544
Total Net Revenue	$32,500	(30)%	$46,478	$105,670	(35)%	$162,829
The Company’s total net revenue decreased by $14.0 million, or 30%, in the three months ended September 30, 2024, compared to the same period in 2023. The Company’s total net revenue decreased by $57.2 million, or 35%, in the nine months ended September 30, 2024, compared to the same period in 2023. The decreases in both the three- and nine-month comparisons were primarily driven by a decline in Systems revenue and the termination of the Company’s Skincare distribution agreement in February 2024.
Revenue by Geography
The Company’s North America revenue decreased by $10.2 million, or 41%, in the three months ended September 30, 2024, and decreased by $35.3 million, or 42%, in the nine months ended September 30, 2024, compared to the same periods in 2023. These decreases were primarily attributable to higher interest rates leading to reduced financing of system purchases by customers.
Revenue in Japan decreased by $8.1 million, or 70%, in the three months ended September 30, 2024, and decreased by $22.4 million, or 60%, in the nine months ended September 30, 2024, compared to the same period in 2023. The decrease, primarily attributable to the termination agreement with ZO, which terminated all agreements related to the distribution by the Company of ZO’s skin care products in Japan as disclosed in Note 1 to the unaudited condensed consolidated financial statements included in Item I, Part 1 of this Quarterly Report on Form 10-Q under Distribution of Third-Party Products.
The Rest of World revenue increased by $4.3 million, or 43%, in the three months ended September 30, 2024, and increased by $0.6 million, or 1%, in the nine months ended September 30, 2024, compared to the same periods in 2023, driven by the launch of AviClear in over 30 countries during the first quarter of 2024.
Revenue by Product Type
Systems Revenue
Systems revenue decreased by $4.6 million, or 17%, in the three months ended September 30, 2024, compared to the same period in 2023, and decreased by $30.2 million, or 30%, in the nine months ended September 30, 2024, compared to the same periods in 2023. These decreases, primarily in North America, were driven by higher interest rates leading to reduced financing of system purchases by customers and the macroeconomic conditions, which resulted in a decrease in both unit volumes and average selling prices (“ASPs”) as well as a decline in sales representative productivity in 2024 compared to 2023.

Consumables Revenue
Consumables revenue decreased by $2.0 million, or 32%, and $6.9 million, or 34%, respectively, in the three- and nine-months ended September 30, 2024 as compared to the same periods in 2023. These decreases reflect lower AviClear treatment revenue and a decrease in sales of truSculpt cycle refills.
Skincare Revenue
The Company’s revenue from Skincare products in Japan decreased by $7.1 million, or 100%, in the three months ended September 30, 2024 and decreased by $20.5 million, or 83%, in the nine-months ended September 30, 2024, compared to the same periods in 2023. These decreases are due to the February 2024 termination of the Company's Skincare distribution agreement.
Service Revenue
The Company’s Service revenue decreased by $0.2 million, or 4%, in the three months ended September 30, 2024and increased by $0.4 million, or 2%, in the nine-months ended September 30, 2024, compared to the same periods in 2023.
Gross Profit

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gross profit	$1,813	$6,457	$(4,644)	$21,876	$54,172	$(32,296)
As a percentage of total net revenue	5.6%	13.9%	(8.3)%	20.7%	33.3%	(12.6)%
The Company’s cost of revenue consists primarily of material, personnel expenses, product warranty costs, depreciation on AviClear devices, amortization of capitalized AviClear device mobilization costs, and manufacturing overhead expenses.
Gross profit as a percentage of revenue for the three months ended September 30, 2024, was 5.6% compared to 13.9% in the same period in 2023. This 8.3 percentage point decrease mainly reflects the following factors:

•Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 20.4 percentage points;
•A decrease in manufacturing activity in the three months ended June 30, 2024, resulted in less absorption of manufacturing expense, adversely impacting gross margin by 1.9 percentage points; and
•Geographic and product revenue mix positively impacted the Company’s gross margin rate by 11.6 percentage points.
Gross profit as a percentage of revenue for the nine months ended September 30, 2024, was 20.7% compared to 33.3% in the same period in 2023. This 12.6 percentage point decrease mainly reflects the following factors:

•Geographic and product revenue mix and the decline in revenue adversely impacted the Company’s gross margin rate by 3.5 percentage points; and
•Increases in the Company’s reserve for excess inventory parts adversely impacted the Company’s gross margin by 8.7 percentage points.

Sales and Marketing

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Sales and Marketing	$18,928	$25,808	$(6,880)	$63,269	$88,591	$(25,322)
As a percentage of total net revenue	58.2%	55.5%	2.7%	59.9%	54.4%	5.5%
Sales and marketing expenses consist primarily of personnel expenses, expenses associated with customer-attended workshops and trade shows, post-marketing studies, advertising, and training.

Sales and marketing expenses for the three and nine months ended September 30, 2024, decreased $6.9 million and $25.3 million respectively, compared to the same periods in 2023. These decreases reflected lower payroll and payroll-related costs of $2.7 million and $8.5 million in the three and nine-month comparisons, respectively, resulting from workforce reductions implemented in the fourth quarter of 2023 and second quarter of 2024. A decrease in net revenues in 2024 compared to 2023 resulted in a decrease in commission expense in the three and nine-month comparisons of $1.7 million and $7.1 million, respectively. In the three and nine-month comparisons, the Company reduced its promotional activities and related travel by $2.4 million and $10.1 million, respectively.
Research and Development (“R&D”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Research and development	$4,353	$4,592	$(239)	$13,817	$16,844	$(3,027)
As a percentage of total net revenue	13.4%	9.9%	3.5%	13.1%	10.3%	2.8%
R&D expenses consist primarily of personnel expenses, clinical research, regulatory and material costs. R&D expenses for the three and nine months ended September 30, 2024 decreased by $0.2 million and $3.0 million respectively, compared to the same periods in 2023. The nine-month decrease was mainly due to a $0.9 million decrease in payroll and payroll-related costs resulting from workforce reductions implemented in the fourth quarter of 2023 and second quarter 2024. The nine-month comparison also reflects a $1.8 million decrease in material spending and outside consultancy services.
General and Administrative (“G&A”)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
General and administrative	$14,749	$17,004	$(2,255)	$31,951	$47,448	$(15,497)
As a percentage of total net revenue	45.4%	36.6%	8.8%	30.2%	29.1%	1.1%
G&A expenses consist primarily of personnel expenses, legal, accounting, audit and tax consulting fees, as well as other general and administrative expenses.
G&A expenses for the three and nine months ended September 30, 2024, decreased by $2.3 million and $15.5 million respectively, compared to the same periods in 2023. These decreases mainly reflect lower legal expenses in the three months ended September 30, 2024 compared to the same period in 2023 as the Company settled litigation in the three months ended June 30, 2024. The Company incurred $1.3 million and $9.0 million of legal and advisory expenses in the three and nine months ended September 30, 2023 in connection with the Company's response to litigation and stockholder activism related to the Company's 2023 annual meeting of stockholders. On May 31, 2024, the Company reached a settlement agreement with Lutronic Aesthetics, Inc. regarding all outstanding litigation. Under the terms of the agreement, the Company received $5.8 million in June 2024 and recorded this amount as income within general and administrative expenses.
Professional fees, including audit fees and consulting costs related to internal controls compliance, decreased by $1.9 million and $4.2 million in the three and nine months ended September 30, 2024, respectively, compared to the same periods in 2023.
The decreases in legal expenses and professional fees were partially offset by an increase in bad debt expense of $1.6 million and $4.7m million in the three and nine-month comparisons, respectively.
Gain on early termination of distribution agreement

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Gain on early termination of distribution agreement	$—	$—	$—	$(9,708)	$—	$(9,708)
As a percentage of total net revenue	—%	—%	—%	(9.2)%	—%	(9.2)%
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
Interest and Other Expense, Net
Interest and other expense, net, consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Amortization of debt issuance costs	$(580)	$(561)	$(19)	$(1,726)	$(1,670)	$(56)
Interest on convertible notes	(3,071)	(2,939)	(132)	(8,969)	(8,836)	(133)
Interest income	768	2,288	(1,520)	3,248	6,946	(3,698)
Other income (expense), net	575	(1,948)	2,523	(1,128)	(2,564)	1,436
Interest and other expense, net	$(2,308)	$(3,160)	$852	$(8,575)	$(6,124)	$(2,451)
Interest and other expense, net, increased $0.9 million in the three months ended September 30, 2024 and increased by $2.5 million in the nine-month ended September 30, 2024, compared to the same periods in 2023. The decrease in interest and other expense in the three-month comparison mainly reflects a decrease in interest income due to the decline in the Company’s cash and cash equivalents balance. The increase in interest and other expense, net, in the nine-month comparison primarily reflects a $3.7 million decrease in interest income, as well as a $0.8 million increase in the foreign exchange loss in the three months ended March 31, 2024, compared to the same period in 2023.
Provision for Income Taxes

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Change	2024	2023	Change
Income tax expense	$493	$167	$326	$449	$765	$(316)
The Company's income tax benefit was immaterial for the three and nine months ended September 30, 2024, compared to a $0.2 million and $0.8 million expense for the same period in 2023.
Liquidity and Capital Resources
The Company’s principal source of liquidity in the three months ended September 30, 2024, was its cash on hand. The Company actively manages its cash usage to ensure the maintenance of sufficient funds to meet its cash requirements. The majority of the Company’s cash and cash equivalents are held in U.S. banks. The Company's foreign subsidiaries maintain a limited amount of cash in their local banks to cover short-term operating expenses.
As of September 30, 2024 and December 31, 2023, the Company had $104.8 million and $181.4 million of working capital, respectively. Cash, cash equivalents, and restricted cash decreased by $84.6 million to $59.0 million as of September 30, 2024, from $143.6 million as of December 31, 2023, driven by net loss adjusted for non-cash items of $60.1 million, changes in assets and liabilities of $22.5 million, and capital expenditures of $1.3 million.
When preparing financial statements, management has the responsibility to evaluate if the Company has adequate liquidity to continue to operate for the next 12 months. In performing this assessment, management considered the Company's current financial condition and liquidity sources, including current funds, forecasted future cash flows and unconditional obligations due over the next twelve months. In addition, management evaluated the history of the Company's financial performance, and determined that the Company has had a historic trend of operating losses, which continues to have an unfavorable impact on the Company's overall liquidity. Most recently, the Company reported net losses of $86.5 million for the nine months ended September 30, 2024 and $162.8 million for the year ended December 31, 2023.
The Company’s continued operations will depend on several factors, including but not limited to, growth of revenues from its revised business model for AviClear, which entails transitioning from a lease model to a direct sales model, maintaining or increasing revenues from sales of legacy systems, consumables and services, achieving cost savings as a result of workforce reductions implemented in the fourth quarter of 2023 and second quarter of 2024 restructuring of supplier and manufacturing relationships, and initiatives to improve inventory and receivables management. Failure to increase revenue, achieve cost savings, raise additional financing or re-finance the existing convertible notes when they become due, would adversely affect the Company’s ability to achieve its intended business objectives. There can be no assurances that financing will be available on terms favorable to the Company, if at all, and delays may occur in completing the operating activities.
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
Cash, Cash Equivalents, and Restricted Cash
The following table summarizes the Company's cash and cash equivalents, and restricted cash:

(Dollars in thousands)	September 30, 2024	December 31, 2023	Change
Cash, cash equivalents and restricted cash	$58,977	$143,612	$(84,635)
Cash Flows

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
Net cash flow provided by (used in):
Operating activities	$(82,616)	$(103,866)
Investing activities	(1,327)	139,794
Financing activities	(692)	(2,336)
Net increase (decrease) in cash and cash equivalents	$(84,635)	$33,592
Cash Flows from Operating Activities
During the nine months ended September 30, 2024, net cash used in operating activities was $82.6 million, which mainly reflected the net loss adjusted for non-cash items of $60.1 million and a payment of $18.7 million in February 2024 associated with the non-renewal of the manufacturing services agreement with Jabil Inc.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.3 million in the nine months ended September 30, 2024, which represents the Company's capital expenditures. The net cash provided in the comparable period in 2023 was primarily the net proceeds from the maturities of marketable securities, partially offset by the capital expenditure related to the manufacture of the AviClear device.
Cash Flows from Financing Activities
Net cash used in financing activities was $0.7 million in the nine months ended September 30, 2024, which was primarily due to taxes paid related to net share settlement of equity awards and finance lease payments.
Adequacy of Cash Resources to Meet Future Needs
The Company had cash, cash equivalents, and restricted cash of $59.0 million as of September 30, 2024. For the three months ended September 30, 2024, the Company’s principal source of liquidity was cash on hand. The Company has reported operating losses in recent quarters and intends to use its remaining cash resources to develop plans and take proactive steps to grow revenue and enhance its operations as further explained in the preceding Liquidity and Capital Resources section.
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
Debt
In March 2021, the Company issued $138.3 million aggregate principal amount of 2.25% Convertible Senior Notes due 2026 (the “2026 Notes”) in a private placement offering. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on March 15 and September 15 of each year. Upon conversion, the 2026 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet. The aggregate proceeds from the offering were approximately $133.6 million, net of issuance costs, including initial purchaser fees.
In May 2022, the Company issued $240.0 million aggregate principal amount of 2.25% Convertible Senior Notes due 2028 (the “2028 Notes”). A total of $230.0 million of aggregate principal amount of 2028 Notes was issued in a private placement offering and concurrently with this private placement, the Company entered into a purchase agreement with Voce Capital Management LLC, an entity affiliated with J. Daniel Plants, the Company’s former Executive Chairperson, pursuant to which the Company issued to Voce $10.0 million aggregate principal amount of 2028 Notes on the same terms and conditions. The 2026 Notes bear interest at a rate of 2.25% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2028 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The convertible notes are presented as convertible notes, net of unamortized debt issuance costs, on the condensed consolidated balance sheet.The aggregate proceeds from the offering of 2028 Notes were approximately $232.4 million, net of issuance costs, including initial purchaser fees.
In December 2022, the Company issued $120.0 million aggregate principal amount of 4.00% Convertible Senior Notes due 2029 (the “2029 Notes”) in a private placement offering. The 2029 Notes bear interest at a rate of 4.00% per year payable semiannually in arrears on June 1 and December 1 of each year. Upon conversion, the 2029 Notes will be convertible into either cash, shares of the Company’s common stock or a combination thereof, at the Company’s election. The Convertible notes are presented as Convertible notes, net of unamortized debt issuance costs, on the consolidated balance sheet. The aggregate proceeds from the offering were approximately $115.8 million, net of issuance costs, including initial purchaser fees.
The Company's Loan and Security Agreement for the Revolving Line of Credit, which was entered on July 9, 2020, was terminated by the Company on April 3, 2024.
Commitments and Contingencies
As of the date of this report, there were no material changes to the Company’s contractual obligations and commitments outside the ordinary course of business since May 10, 2024, the filing date of the Form 10-K.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
A summary of the key market risks facing the Company is disclosed below. For a detailed discussion, please see the Form 10-K and other announcements the Company makes from time to time.
The conditional conversion feature of the Company's convertible notes, if triggered, may adversely affect the Company's financial condition and operating results.
Company has outstanding $69.1 million aggregate principal amount of 2026 Notes, $240.0 million aggregate principal amount of 2 2028 Notes, and $120.0 million aggregate principal amount of 2029 Notes.During any fiscal quarter commencing after the fiscal quarter ending on June 30, 2021, in the case of the 2026 Notes, ending on September 30, 2022, in the case of the 2028 Notes, and ending on March 31, 2023, in the case of the 2029 Notes, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on and including, the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of conversion price for the applicable series of Convertible Notes on each applicable trading day then holders may convert their notes in the subsequent quarter. This condition was not met for any of the Company’s Convertible Notes in the three months ended September 30, 2024. Upon any future conversion requests of the Convertible Notes, the Company would be required to pay or deliver, as the case may be, cash, shares of its common stock, or a combination of cash and shares of its common stock, at the Company’s election with respect to such conversion requests.
Interest Rate and Market Risk
On April 3, 2024, the Loan and Security Agreement for the Revolving Line of Credit was terminated by the Company. The Company does not have any line of credit facility as of September 30, 2024.
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
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure.
Management identified material weaknesses in the year ended December 31, 2023, in the Company’s internal controls over financial reporting. These material weaknesses are related to information technology general controls (“ITGCs”) including, segregation of duties, user access, and reports produced by certain IT systems that support the Company's financial reporting process including those related to the implementation of an ERP system; inventory controls related to the completeness, existence, and cut-off of inventories held at third parties, inventories held by sales personnel, and inventories in transit, and controls related to the calculation of adjustments to inventory for items considered excessive and obsolete; the completeness and accuracy of expense for routine and non-routine equity-based awards; and failure to design, maintain and monitor a risk assessment program at a sufficiently precise level to identify new and evolving risks related to accounting policies, procedures and related controls performed over areas including, but not limited to inventory, revenues and lease income, costs for leased devices, and testing of certain key reports used in controls. Although certain of these material weaknesses did not result in any material misstatement of the Company's consolidated financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures. Accordingly, management concluded that these deficiencies constitute material weaknesses.
As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”) concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2024, at the reasonable assurance level, because of the material weaknesses in internal controls, which were disclosed in the Form 10-K. Notwithstanding these material weaknesses, the Company’s management, including the CEO and CFO, has concluded that the condensed consolidated financial statements, included in the Form 10-Q, for the three months ended September 30, 2024, fairly present, in all material respects, the Company's financial condition, results of operations and cash-flows for the periods presented in conformity with generally accepted accounting principles.
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
Equity-based awards expense calculation remediation actions:
• Enhanced current review controls around the calculation of stock-based compensation expense and redesigned the control activities which are being evaluated for effectiveness.
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

Changes in Internal Control over Financial Reporting
Except for the ongoing remediation measures in connection with the material weaknesses described above, there were no changes in the Company's internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. We will continue to report on the progress of these remediation efforts and on our commitment to maintaining effective internal controls over financial reporting.
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

PART II.     OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. For a description of the Company’s material pending legal and regulatory proceedings and settlements, see Note 13 to the Company’s consolidated financial statements entitled “Commitments and Contingencies,” in the Form 10-K and Note 12 to the Company's condensed consolidated financial statements entitled “Commitments and Contingencies”, in this Quarterly Report on Form 10-Q.
ITEM 1A.    RISK FACTORS
There are no material changes from the Risk Factors previously disclosed in the Form 10-K other than as set forth below:
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
The Company reported a net loss of $86.5 million for the nine months ended September 30, 2024 and an accumulated deficit of $389.8 million at September 30, 2024. The Company had $59.0 million in cash, cash equivalents and restricted cash at September 30, 2024. The Company expects to continue incurring losses for the foreseeable future. These matters have raised substantial doubt about the Company's ability to continue as a going concern. The perception that the Company may not be able to continue as a going concern may have a material adverse effect on the Company's share price and the Company's ability to raise new capital (whether it is through the issuance of equity or debt securities or otherwise), enter into critical contractual relations with third parties and otherwise execute the Company's business objectives.
The Company may need to raise additional capital, either through debt or equity financings to achieve its business plan and operating objectives. The Company's ability to obtain additional financing will depend on a number of factors, including, among others, the condition of the capital markets and the other risks described in the Form 10-K. If any one of these risks are realized, the Company may not be able to obtain additional funding, in which case, the Company's business could be jeopardized and the Company may not be able to continue its operations or pursue its strategic plans. If the Company is forced to scale down, limit or cease operations, its stockholders could lose all of their investment. Even if the Company is successful at raising capital, there is no assurance that any funds raised will be sufficient to enable it to attain profitable operations or continue as a going concern.
To the extent that the Company is unsuccessful raising sufficient capital, it may need to curtail or cease operations and implement a plan to extend payables or reduce overhead until sufficient additional capital is raised to support further operations. There can be no assurance that such a plan will be successful. If adequate funds are not available, the Company may be required to curtail its operations significantly or to obtain funds on unfavorable terms, through dilutive financings or entering into arrangements with collaborative partners or others that may require the Company to relinquish rights to certain of its products that it would not otherwise relinquish. If the Company issues equity or convertible debt securities to raise additional funds, the Company's existing stockholders will experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of the Company's existing stockholders. If the Company incurs debt, its fixed payment obligations, liabilities and leverage relative to its equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities the Company issues or borrowings it incurs, if available, could impose significant restrictions on its operations, such as limitations on its ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect the Company's ability to conduct its business, and any such debt could be secured by any or all of the Company's assets pledged as collateral. Additionally, the Company may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees and other costs.
The Company is not currently in compliance with the continued listing requirements for the Nasdaq Stock Market. If the Company does not regain compliance and continue to meet the continued listing requirements, its common stock may be delisted, which could affect the market price and liquidity for the Company’s common stock and reduce the Company’s ability to raise additional capital.
On September 25, 2024, the Company received a deficiency notice (the “Notice”), from the Listing Qualifications Staff, or the Staff, of The Nasdaq Stock Market LLC (“Nasdaq”), notifying the Company that, for the last 32 consecutive business days preceding the date of the Notice, the bid price of the Company’s common stock had closed below $1.00 per share, the minimum closing bid price required by the continued listing requirements of Nasdaq Listing Rule 5450(a)(1). The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has 180 calendar days, or until March 24, 2025 (the “Compliance Date”), to regain compliance with the minimum bid price requirement by having shares of the Company’s common stock maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days before the Compliance Date. If the Company’s common stock does not achieve compliance by the Compliance Date, the Company may be eligible for an additional 180-day period to regain compliance. To qualify for the second compliance period, the Company would be required to transfer its listing to the Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice to Nasdaq of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible for the second compliance period, and the Company does not regain compliance by the Compliance Date, the Staff will provide written notification that the Company’s common stock is subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq listing rules. However, there can be no assurance that, if the Company receives a delisting notice and appeals the delisting determination by Nasdaq to the panel, such appeal would be successful.
Although the Company will continue to monitor the closing bid price of its common stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods and may, if appropriate, consider available options, including implementation of a reverse stock split, to regain compliance with the minimum bid price requirement, there can be no guarantee that the Company will undertake any such remedial actions or that such actions, if taken, will cause the Company to regain compliance with the continued listing requirements.
Additionally, if the Company seeks to implement a reverse stock split in order to remain listed on Nasdaq, the announcement or implementation of such a reverse stock split could negatively affect the price of its common stock. Further, while Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the minimum bid price requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. Accordingly, Nasdaq may determine that it is not in the public interest to maintain the Company’s listing, even if it regains compliance with the minimum bid price requirement.
Any non-compliance may be costly, divert management’s time and attention, and could have a material adverse effect on the Company’s business, reputation, financing, and results of operation. A delisting could substantially decrease trading in the Company’s common stock, adversely affect the market liquidity of the common stock as a result of the loss of market efficiencies associated with Nasdaq and the loss of federal preemption of state securities laws, materially adversely affect its ability to obtain financing on acceptable terms, if at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities. Additionally, the market price of the Company’s common stock may decline further and stockholders may lose some or all of their investment.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
None.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.5 to its Quarterly Report on Form 10-Q filed on November 7, 2017 and incorporated herein by reference)
3.2	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 16, 2023 and incorporated herein by reference).
10.1	Amended and Restated Cutera, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2024 and incorporated herein by reference).
4.1	Specimen Common Stock certificate of the Registrant (filed as Exhibit 4.1 to its Annual Report on Form 10-K filed on March 25, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.sch	Inline XBRL Taxonomy Extension Schema Document
101.cal	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.def	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.lab	Inline XBRL Taxonomy Extension Label Linkbase Document
101.pre	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 2024	CUTERA, INC.

/s/ Stuart Drummond
Stuart Drummond
Interim Chief Financial Officer